Form 10-Q
period 1996-06-29
DARLING INTERNATIONAL INC
filed 1996-08-13
CIK 916540

========================================================================
                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-Q

 (Mark One)
   / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 29, 1996

                                OR
   /   /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                For the transition period from _____________ to ____________


                         Commission File Number
                                0-24620

                        DARLING INTERNATIONAL INC.

           (Exact name of registrant as specified in its charter)

Delaware                                                       36-2495346
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                              Identification
                                                               Number)
251 O'Connor Ridge Blvd.
Suite 300
Irving, Texas                                                  75038
(Address of principal executive offices)                      (Zip Code)

                              (214) 717-0300
            (Registrant's telephone number, including area code)

                              Not Applicable
    (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X             NO


     The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 12, 1996 was 5,148,984.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 1996



                               TABLE OF CONTENTS




                                                                    Page No.

                          PART I:  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


        Consolidated Balance Sheets -
          June 29, 1996 and December 30, 1995 (unaudited ......................3

        Consolidated Statements of Operations (unaudited) -
          Three Months and Six Months Ended June 29, 1996 and July 1, 1995 ....4

        Consolidated Statements of Cash Flows (unaudited) -
          Six Months Ended June 29, 1996 and July 1, 1995 .....................5

        Notes to Consolidated Financial Statements (unaudited) ................6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...................................9




                         PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS ....................................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................14


         Signatures  .........................................................16

         Index to Exhibits................................................... 17

                DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                 June 29, 1996 and December 30, 1995

             (in thousands, except shares and per share data)




                                                                  June 29, 1996   December 30, 1995
ASSETS                                                             (unaudited)
Current assets:
     Cash and cash equivalents ...............................        $  9,962        $ 11,649
     Accounts receivable, principally trade, less allowance
         of $122 in 1996 and $147 in 1995 ....................          33,971          30,230
     Inventories .............................................          11,758          11,584
     Prepaid expenses ........................................           2,570           2,963
     Deferred income tax assets ..............................           3,828           4,281
     Other ...................................................             852           3,394
                                                                      --------        --------
              Total current assets ...........................          62,941          64,101

Property, plant and equipment, less accumulated depreciation
  of $44,435 at June 29, 1996 and $34,198 at December 30, 1995         158,023         155,065
Collection routes and contracts, less accumulated amortization
  of $3,978 at June 29, 1996 and $7,854 at December 30, 1995 .          47,590          42,893
Other assets .................................................          11,830           4,003
                                                                      --------        --------
                                                                      $280,384        $266,062
                                                                      ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt .......................        $  8,000        $  9,060
     Accounts payable, principally trade .....................          20,302          17,378
     Accrued expenses ........................................          20,834          20,831
     Accrued interest ........................................           3,954           3,896
                                                                      --------        --------
              Total current liabilities ......................          53,090          51,165

Long-term debt, less current portion .........................         114,742         117,096
Other noncurrent liabilities .................................          20,301          15,233
Deferred income taxes ........................................          29,310          27,735
                                                                      --------        --------
              Total liabilities ..............................         217,443         211,229
                                                                      --------        --------

Stockholders' equity
     Common stock, $.01 par value;
         10,000,000 shares authorized;
         5,147,509 and 5,085,510 shares issued ...............              51              51
     Additional paid-in capital ..............................          33,608          33,045
     Retained earnings .......................................          29,282          21,737
                                                                      --------        --------
              Total stockholders' equity .....................          62,941          54,833
                                                                      --------        --------
Contingencies (note 4)
                                                                      $280,384        $266,062
                                                                      ========        ========

                The accompanying notes are an integral part of these consolidated financial statements.


                 DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
      Three months and six months ended June 29, 1996 and July 1, 1995

                    (in thousands, except per share data)


                                                             Three Months Ended               Six Months Ended
                                                          June 29,         July 1,         June 29,       July 1,
                                                             1996           1995            1996           1995
                                                                   (unaudited)                  (unaudited)
Net sales                                                $114,253         $105,658        $223,994      $212,248
                                                          -------          -------         -------       -------

Costs and expenses:
     Cost of sales and operating expenses                  91,071           83,555         178,606       166,960
     Selling, general and administrative expenses           7,450            6,537          14,621        12,529
     Depreciation and amortization                          6,509            5,589          12,626        10,873
                                                          -------          -------         -------       -------
        Total costs and expenses                          105,030           95,681         205,853       190,362
                                                          -------          -------         -------       -------
        Operating profit                                    9,223            9,977          18,141        21,886
                                                          -------          -------         -------       -------

Other income (expense):
     Interest expense                                      (3,089)          (3,383)         (6,094)       (6,832)
     Other, net                                                (4)             109             428            65
                                                          -------          -------         -------       -------
          Total other income (expense)                     (3,093)          (3,274)         (5,666)       (6,767)
                                                          -------          -------         -------       -------
        Income before income taxes                          6,130            6,703          12,475        15,119

Income tax expense                                          2,517            2,270           4,930         5,637
                                                          -------          -------         -------       -------
        Net earnings                                      $ 3,613          $ 4,433         $ 7,545       $ 9,482
                                                           ======           ======          ======        ======

Primary earnings per common share                         $  0.65          $  0.84         $  1.36       $  1.83
                                                           ======           ======          ======        ======
Fully diluted earnings per common share                   $  0.65          $  0.83         $  1.36       $  1.78
                                                           ======           ======          ======        ======

           The accompanying notes are an integral part of these consolidated financial statements.

                DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six months ended June 29, 1996 and July 1, 1995
                            (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                 June 29,          July 1,
                                                                                   1996             1995
                                                                                        (unaudited)
Cash flows from operating activities:
     Net earnings ...........................................................    $  7,545         $  9,482
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization .......................................      12,626           10,873
        Deferred income tax expense .........................................         234            1,613
        Loss on sales of assets .............................................         144              106
        Changes in assets and liabilities net of effects from acquisition:
            Accounts receivable .............................................      (1,335)            (314)
            Inventories and prepaid expenses ................................       1,734            1,393
            Accounts payable and accrued expenses ...........................       1,585               68
            Accrued interest ................................................          57             (750)
            Other ...........................................................      (1,270)            (257)
                                                                                 --------         --------
              Net cash provided by operating  activities ....................      21,320           22,214
                                                                                 --------         --------

Cash flows from investing activities:
     Payments for purchase of equipment .....................................     (11,505)         (10,714)
     Other capital expenditures .............................................        (288)          (1,763)
     Payments for routes ....................................................         (87)          (4,013)
     Cash received upon purchase of stock of Standard Tallow ................       2,375               --
     Proceeds from sale of property, plant and equipment
       and other assets .....................................................         185              327
                                                                                 --------         --------
              Net cash used in investing activities .........................      (9,320)         (16,163)
                                                                                 --------         --------

Cash flows from financing activities:
     Proceeds from long-term debt ...........................................      14,719           94,640
     Payments on long-term debt .............................................     (28,899)         (95,356)
     Contract payments ......................................................         (71)             (63)
     Deferred loan costs ....................................................          --             (740)
     Issuance of common stock ...............................................         564              723
                                                                                 --------         --------
              Net cash used in financing activities .........................     (13,687)            (796)
                                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents ........................      (1,687)           5,255
Cash and cash equivalents at beginning of period ............................      11,649            5,068
                                                                                 --------         --------
Cash and cash equivalents at end of period ..................................    $  9,962         $ 10,323
                                                                                 ========         ========

Supplemental Cash Flow Information:   See Note 3.



             The accompanying notes are an integral part of these consolidated financial statements.

                                  Page 5

                 DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                             June 29, 1996
                              (unaudited)

(1)    GENERAL

       The accompanying consolidated financial statements for the three month and six month periods ended June 29, 1996 and July 1, 1995 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
       (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the operating results of the Company for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K/A for the fiscal year ended December 30, 1995.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Basis of Presentation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.

       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are for the 52 weeks ended December 30, 1995, the 13 and 26 weeks ended June 29, 1996, and the 13 and 26 weeks ended July 1, 1995.

       (c)    Earnings Per Common Share

              Primary earnings per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the period increased by dilutive common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options.

(3)    SUPPLEMENTAL CASH FLOW INFORMATION

       During the six months ended June 29, 1996, non-cash investing and financing activities included the purchase of 100% of the common stock of Standard Tallow Company for $10,400,000. Assets acquired, liabilities assumed, and consideration paid for this acquisition are as follows:

            Fair value of assets acquired, less cash            $20,297,000
            Liabilities assumed and incurred                    (12,272,000)
            Issuance of notes payable                           (10,400,000)
                                                               -------------
               Cash received upon purchase                    $(  2,375,000)
                                                               =============
(4)    CONTINGENCIES

       (a) Environmental

           Chula Vista

           The Company is the owner of an undeveloped property located in Chula Vista, California (the 'Site'). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility which was closed pursuant to Closure Order No. 80-06 issued by the State of California Regional Water Quality Control Board for the San Diego Region (the 'RWQCB'). The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site and, in 1996, requested that the RWQCB issue a 'no further action' letter with respect to the Site. The RWQCB has not yet taken any formal action in response to such request.

           Certain persons owning properties in proximity to the Site ('Claimants') have asserted that groundwater under their properties is contaminated and that such contamination may have migrated from the Site. The Company is currently investigating these allegations.


           Blue Earth

           On April 12, 1996, the Company announced the following: that its Blue Earth, Minnesota rendering plant is under investigation by the Minnesota office of the U.S. Attorney for alleged violations of compliance and reporting procedures under federal water law occurring prior to 1993; and, that in late March 1996, the Company's Chief Executive Officer and Board of Directors had been made aware of those alleged violations. The Company has advised federal and state authorities about the information discovered to date and is continuing to investigate this matter. The Company has cooperated with the government's investigation from the outset and is committed to full cooperation with such authorities in discovering, reporting and resolving any discrepancies that may have occurred. Additionally, the Company believes its Blue Earth plant is currently in compliance with federal and state laws. The Company is presently unable to estimate any potential penalties it may incur as a result of this matter.

       (b) Litigation

            Petruzzi

            An antitrust class action suit was filed in 1986 by Petruzzi IGA Supermarkets in the United States District Court for the Middle District of Pennsylvania (the "Class Action Suit") seeking damages from the Company. On September 14, 1995, the Company entered into a settlement agreement providing for the disposal of all claims in the Class Action Suit. The settlement agreement was approved by the District Court on December 20, 1995. The District Court has yet to rule on the petitions for attorneys' fees.

           Other Litigation

           The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business.


       The Company has established reserves for environmental and other loss contingencies as a result of the matters discussed above. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $15,409,000 and $16,325,000 at June 29, 1996 and December 30, 1995, respectively.

       Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for environmental contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $6,200,000 and $15,300,000, excluding any potential penalties the Company may incur related to the Blue Earth plant. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which would not be covered by insurance, although potentially material to the results of operations in one year, would not have a material adverse effect on the Company's financial position.

                 DARLING INTERNATIONAL INC. AND SUBSIDIARIES
       FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996

                                 PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at June 29, 1996 and factors affecting its results of operations for the three months and six months ended June 29, 1996 and the comparable periods ended July 1, 1995.


RESULTS OF OPERATIONS

 Three Months Ended June 29, 1996 Compared to Three Months Ended July 1, 1995


                                   GENERAL

         The Company recorded net earnings to common shareholders of $3.6 million for the second quarter of the fiscal year ending December 28, 1996 ("Fiscal 1996"), as compared to net earnings of $4.4 million for the second quarter of the fiscal year ended December 30, 1995 ("Fiscal 1995"). Operating profit decreased from $10.0 million in the second quarter of Fiscal 1995 to $9.2 million in the second quarter of Fiscal 1996. Interest expense decreased from $3.4 million in the second quarter of Fiscal 1995 to $3.1 million in the second quarter of Fiscal 1996.

                                   NET SALES

         The Company collects and processes renderable animal by-products (fat, bones and offal) and restaurant grease to produce finished products of tallow, meat and bone meal and yellow grease. Raw material available to non-captive renderers is limited and therefore causes competition among renderers who bid for suppliers' materials. The amount of raw material processed directly affects the amount of finished goods produced.

         Net sales include the sales of produced and purchased finished goods. During the second quarter of Fiscal 1996, net sales increased by $8.6 million (8.1%) to $114.3 million as compared to $105.7 million during the second quarter of Fiscal 1995.

     This increase in sales in the second quarter of Fiscal 1996 was due primarily to a 13.1% increase in the volume of raw materials processed and a 32% increase in meat and bone meal prices, and was partially offset by a slight decrease in sales prices of fats and oils combined with a decrase in sales of purchased finished goods compared to a year earlier.

                     COST OF SALES AND OPERATING EXPENSES

         Cost of sales and operating expenses includes prices paid to raw material suppliers, the costs of product purchased for resale, and the costs to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted as needed for changes in competition and significant changes in finished goods market conditions, while formula prices are calculated as a percentage of finished goods markets and, therefore, are adjusted more promptly than material purchased on the fixed pricing methodology.

         During the second quarter of Fiscal 1996, cost of sales and operating expenses increased by $7.5 million (9.0%) to $91.1 million as compared to $83.6 million during the second quarter of Fiscal 1995. Cost of sales grew due to greater volumes of raw material purchased and higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal, and were offset somewhat by decreases in product purchased for resale. Operating expenses increased as a result of collecting and processing higher volumes of material, higher steam expense attributable to increased natural gas prices, and expenses attributable to CleanStar expansion.

                   SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $7.5 million during the second quarter of Fiscal 1996, a $1.0 million increase from $6.5 million for the second quarter of Fiscal 1995. The increase in costs was primarily attributable to increases in compensation and related costs, product development costs, and legal and professional fees.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $0.9 million to $6.5 million during the second quarter of Fiscal 1996 as compared to $5.6 million during the second quarter of Fiscal 1995. This increase was due to additional depreciation on fixed asset additions.

                                INTEREST EXPENSE

         Interest expense decreased by $0.3 million from $3.4 million during the second quarter of Fiscal 1995 to $3.1 million during the second quarter of Fiscal 1996.

                                   INCOME TAXES

         The tax expense of $2.5 million for the second quarter of Fiscal 1996 consists of $2.0 million of federal tax expense and $0.5 million for various state taxes. Tax expense for the second quarter of Fiscal 1995 was $2.3 million.

                                CAPITAL EXPENDITURES

         The Company made normal recurring capital expenditures of $6.3 million during the second quarter of Fiscal 1996 compared to capital expenditures of $5.8 million during the second quarter of Fiscal 1995. In addition, the Company acquired 100% of the stock of Standard Tallow Company for $10.4 million during the second quarter of Fiscal 1996.

   Six Months Ended June 29, 1996 Compared to Six Months Ended July 1, 1995

                                   GENERAL

         The Company recorded net earnings to common shareholders of $7.5 million for the first six months of Fiscal 1996, as compared to net earnings of $9.5 million for the first six months of Fiscal 1995. Operating profit decreased from $21.9 million in the first six months of Fiscal 1995 to $18.1 million in the first six months of Fiscal 1996. Interest expense decreased from $6.8 million in the first six months of Fiscal 1995 to $6.1 million in the first six months of Fiscal 1996.

                                  NET SALES

     During the first six months of Fiscal 1996, net sales increased by $11.8 million (5.6%) to $224.0 million as compared to $212.2 million during the first six months of Fiscal 1995.

     This increase in sales in the first six months of Fiscal 1996 was due primarily to a 13.6% increase in the volume of raw materials processed and a 28% increase in meat and bone meal prices, and was partially offset by a 6% decrease in sales prices of fats and oils combined with a decrease in sales of purchased finished goods as compared to a year earlier.

                     COST OF SALES AND OPERATING EXPENSES

         During the first six months of Fiscal 1996, cost of sales and operating expenses increased $11.6 million (6.9%) to $178.6 million as compared to $167.0 million during the first six months of Fiscal 1995. Cost of sales grew due to greater volumes of raw material purchased and higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal, and were offset somewhat by decreases in product purchased for resale. Operating expenses increased as a result of collecting and processing higher volumes of material, higher steam expense attributable to increased natural gas prices, and expenses attributable to CleanStar expansion.

                   SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $14.6 million during the first six months of Fiscal 1996, a $2.1 million increase from $12.5 million for the first six months of Fiscal 1995. The increase in costs was primarily attributable to increases in compensation and related costs, product development costs, and legal and professional fees.

                         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $1.7 million to $12.6 million during the first six months of Fiscal 1996 as compared to $10.9 million during the first six months of Fiscal 1995.

                               INTEREST EXPENSE

     Interest expense decreased by $0.7 million from $6.8 million during the first six months of Fiscal 1995 to $6.1 million during the first six months of Fiscal 1996.

                                 INCOME TAXES

         The tax expense of $4.9 million for the first six months of Fiscal 1996 consists of $4.1 million of federal tax expense and $0.8 million for various state taxes. Tax expense for the first six months of Fiscal 1995 was $5.6 million.

                              CAPITAL EXPENDITURES

         The Company made normal recurring capital expenditures of $11.5 million during the first six months of Fiscal 1996 compared to capital expenditures of $10.7 million during the first six months of Fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Effective May 23, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a Term Loan Facility, Revolving Loan Facility and an Acquisition Line. As of June 29, 1996, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan Facility bears interest, payable monthly, at LIBOR (5.3164% at June 29, 1996) plus a margin (0.875% at June 29, 1996) which floats depending on the Company's compliance with certain financial covenants. The Term Loan Facility is payable by the Company in quarterly installments of $3,000,000 commencing on October 1, 1995 through December 31, 1995, $2,000,000 commencing on March 31, 1996 through December 31, 1999, and an installment of $6,000,000 due on March 31, 2000 with the remaining balance due on June 30, 2000. As of June 29, 1996, $42,000,000 was outstanding under the Term Loan Facility.

         The Revolving Loan Facility provides for borrowings up to a maximum of $25,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Line Facility bear interest, payable monthly, at LIBOR (5.3164% at June 29, 1996) plus a margin (0.875% at June 29,
1996) or, for swingline advances, at a Base Rate (8.25% at June 29, 1996). Additionally, the Company must pay a commitment fee equal to 0.375% on the unused portion of the Revolving Loan Facility. The Revolving Loan Facility matures on June 30, 2000. As of June 29, 1996, the Company had outstanding irrevocable letters of credit aggregating $8,202,222.

         The Acquisition Line provides for borrowings to a maximum of $40,000,000. Outstanding borrowings on the Acquisition Line bear interest, payable monthly, at LIBOR (5.3164% at June 29, 1996) plus a margin (1.0% at June 29, 1996). Availability for the borrowings on the Acquisition Line terminates on June 30, 1997, and any outstanding borrowings convert to term debt on that date. On May 8, 1996, the Company borrowed $10,400,000 against the Acquisition Line to purchase 100% of the stock of Standard Tallow Company. As of June 29, 1996, $10,400,000 was outstanding under the Acquisition Line.

         The Company has Subordinated Notes outstanding with a face amount of $69,976,000. The Subordinated Notes bear interest payable semi-annually at 11% per annum until maturity, July 15, 2000.

         On June 29, 1996, the Company had working capital of $9.9 million and its working capital ratio was 1.19 to 1, compared to working capital of $12.9 million and a working capital ratio of 1.25 to 1 on December 30, 1995. Net cash provided by operating activities has decreased by $1.0 million from $22.2 million during the first six months of Fiscal 1995 to $21.3 million during the first six months of Fiscal 1996. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.

                    DARLING INTERNATIONAL INC. AND SUBSIDIARIES
       FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996


                         PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.



Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The matters voted upon at the annual meeting of stockholders held on June 7, 1996 were as follows:

            (i) The  election  of six  directors  to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:


Craig Scott Bartlett, Jr.
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

Kenneth A. Ghazey
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

Fredric J. Klink
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

Dennis B. Longmire
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

Denis J. Taura
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

Bruce Waterfall
For  4,997,663     Against/Withheld  0     Abstain  0      Broker Non-votes   0

                    DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996

                       PART II: OTHER INFORMATION (continued)


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibits No.               Description

          2* Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS Life Insurance Company, Inc., et al. v. Darling-Delaware Company, Inc., etal., Case No. 91 C 5166, in the United States District Court for the Northern District of Illinois.

         4.3* Indenture, dated December 29, 1993, between Darling International Inc. and LaSalle National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July 15, 2000.

         10.1*** Credit Agreement, dated as of May 23, 1995, among Darling International Inc., the First National Bank of Boston, as agent, Harris Trust and Savings Bank, as co-agent, and the other lenders named therein.

         10.2*     Registration Rights Agreement, as amended.

         10.3*     Form of Indemnification Agreement.

         10.4* Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

         10.5* Sublease, dated September 4, 1968, between the Company and Baker Commodities.

         Management Contracts or Compensatory Plans

         10.6*     1993 Flexible Stock Option Plan.

         10.7* Amended and Restated Employment Agreement, dated December 29, 1993, between Darling International Inc. and Kenneth A. Ghazey.

         10.7(a)****   First Amendment to Amended and Restated Employment
                   Agreement, dated as of September 26, 1995, between Darling International Inc. and Kenneth A. Ghazey.

         10.8*     Form of Executive Severance Agreement.

         10.9*     1994 Employee Flexible Stock Option Plan.

         10.10*    Non-Employee Directors Stock Option Plan.

         10.11** Employment Agreement, dated March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

         11        Statement re computation of per share earnings.

         *      Incorporated by reference to the Registrant's Registration
                Statements on Form S-1 filed July 15, 1994 (Registration No.
                33-79478).
         **     Incorporated by reference to Form 10-Q filed May 8, 1995.
         ***    Incorporated by reference to Form 10-Q filed August 14, 1995.
         ****   Incorporated by reference to Form 10-Q filed November 13, 1995.

         (b)  REPORTS ON FORM 8-K

              The Registrant filed the following Current Report on Form 8-K during the quarter ended June 29, 1996:
              Current Report on Form 8-K dated April 12, 1996 including information regarding an investigation of its Blue Earth, Minnesota rendering plant by the Minnesota office of the U.S. Attorney for alleged violations of federal water law occurring prior to 1993.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DARLING INTERNATIONAL INC.
                                 Registrant



Date:   August 12, 1996         By:   Kenneth A. Ghazey
                                      --------------------
                                      Kenneth A. Ghazey
                                      President and Chief Operating Officer



Date:  August 12, 1996          By:   John R. Witt
                                      --------------------
                                      John R. Witt
                                      Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                  DARLING INTERNATIONAL INC. AND SUBSIDIARIES
      FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996


                         INDEX TO EXHIBITS


   Exhibits No.              Description                                    Page


2  *      Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS Life Insurance Company, Inc., et al. v. Darling-Delaware Company, Inc., et al., Case No. 91 C 5166, in the United States District Court for the Northern District of Illinois.

4.3* Indenture, dated December 29, 1993, between Darling International Inc. and LaSalle National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July 15, 2000.

10.1***   Credit   Agreement,   dated  as  of  May  23,  1995,   among   Darling
          International Inc., the First National Bank of Boston, as agent, Harris Trust and Savings Bank, as co-agent, and the other lenders named therein.

10.2*     Registration Rights Agreement, as amended.

10.3*     Form of Indemnification Agreement.

10.4*     Lease, dated November 30, 1993, between the Company and the Port of
          Tacoma.

10.5* Sublease, dated September 4, 1968, between the Company and Baker Commodities.

Management Contracts or Compensatory Plans

10.6*     1993 Flexible Stock Option Plan.

10.7* Amended and Restated Employment Agreement, dated December 29, 1993, between Darling International Inc. and Kenneth A. Ghazey.

10.7(a)****    First Amendment to Amended and Restated Employment Agreement,
          dated as of September 26, 1995, between Darling International Inc. and Kenneth A. Ghazey.

10.8*     Form of Executive Severance Agreement.

10.9*     1994 Employee Flexible Stock Option Plan.

10.10*    Non-Employee Directors Stock Option Plan.

10.11** Employment Agreement, dated March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

11        Statement re computation of per share earnings  . . . . . . . . .  18

     * Incorporated by reference to the Registrant's Registration Statements on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
     **   Incorporated by reference to Form 10-Q filed May 8, 1995.
     ***  Incorporated by reference to Form 10-Q filed August 14, 1995.
     **** Incorporated by reference to Form 10-Q filed November 13, 1995.

                                EXHIBIT 11


                 Statement re Computation of Earnings Per Share

                                                         Three Months Ended           Six Months Ended
                                                    --------------------------- ----------------------------
                                                      June 29,      July 1,       June 29,       July 1,
                                                        1996          1995          1996          1995
                                                    ============= ============= ============= ==============
     Earnings:
           Net earnings available to common stock     $3,613        $4,433        $7,545        $9,482
                                                       =====         =====         =====         =====

     Shares (Primary):
     Weighted average number of
        common shares outstanding                      5,114         5,013         5,101         5,006
     Additional shares assuming exercise of
        stock options                                    404           234           435           188
                                                       -----         -----         -----         -----
     Average common shares outstanding
        and equivalents                                5,518         5,247         5,536         5,194
                                                       =====         =====         =====         =====
     Primary Earnings per common share                $ 0.65        $ 0.84        $ 1.36        $ 1.83
                                                       =====         =====         =====         =====

     Shares (Fully Diluted):
     Weighted average number of
        common shares outstanding                      5,114         5,013         5,101         5,006
     Additional shares assuming exercise of
        stock options                                    408           330           435           311
                                                       -----         -----         -----         -----
     Average common shares outstanding
        and equivalents                                5,522         5,343         5,536         5,317
                                                       =====         =====         =====         =====
     Fully Diluted Earnings per common share          $ 0.65        $ 0.83        $ 1.36        $ 1.78
                                                       =====         =====         =====         =====