Form 10-Q
period 1996-09-28
DARLING INTERNATIONAL INC
filed 1996-11-12
CIK 916540

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

 (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 28, 1996

                                  OR

  /  /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the transition period from ____________ to ______________


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

                              (972) 717-0300
           (Registrant's telephone number, including area code)

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

                        YES     X             NO


     The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 11, 1996 was 5,149,444.

                                   Page 2
              DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996


                              TABLE OF CONTENTS




                                                                       Page No.
        PART I:  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


        Consolidated Balance Sheets -
          September 28, 1996 (unaudited) and December 30, 1995.............   3

        Consolidated Statements of Operations (unaudited) -
          Three Months and Nine Months Ended September 28, 1996 and
          September 30, 1995 ..............................................   4

        Consolidated Statements of Cash Flows (unaudited) -
          Nine Months Ended September 28, 1996 and September 30, 1995......   5

        Notes to Consolidated Financial Statements (unaudited).............   6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................  9



        PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS .................................................. 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................... 14


        Signatures  ........................................................ 16

        Index to Exhibits................................................... 17

                                Page 3
             DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                      CONSOLIDATED BALANCE SHEETS
               September 28, 1996 and December 30, 1995

            (in thousands, except shares and per share data)
                                                                  September 28, 1996      December 30, 1995
                                                                  ------------------      -----------------
ASSETS                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                            $ 11,975               $ 11,649
     Accounts receivable, principally trade, less allowance
         of $294 in 1996 and $147 in 1995                                   34,165                 30,230
     Inventories                                                            15,256                 11,584
     Prepaid expenses                                                        2,822                  2,963
     Deferred income tax assets                                              3,557                  4,281
     Other                                                                     778                  3,394
              Total current assets                                          68,553                 64,101

Property, plant and equipment, less accumulated depreciation of $49,904 at September 28, 1996 and
   $34,198 at December 30, 1995                                            169,385                155,065
Collection routes and contracts, less accumulated amortization of $5,176 at September 28, 1996 and
   $7,854 at December 30, 1995                                              60,920                 42,893
Goodwill, less accumulated amortization of
   $101 at September 28, 1996                                               22,785                      -
Other assets    4,422                                                        4,003
                                                                          $326,065               $266,062


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    $  8,558               $  9,060
     Accounts payable, principally trade                                    32,033                 17,378
     Accrued expenses (note 4)                                              27,682                 20,831
     Accrued interest                                                        2,336                  3,896
              Total current liabilities                                     70,649                 51,165

Long-term debt, less current portion                                       143,137                117,096
Other noncurrent liabilities                                                21,867                 15,233
Deferred income taxes                                                       28,701                 27,735
              Total liabilities                                            264,354                211,229

Stockholders' equity
     Common stock, $.01 par value;
         10,000,000 shares authorized;
         5,149,349 and 5,085,510 shares issued                                  51                     51
     Additional paid-in capital                                             33,631                 33,045
     Retained earnings                                                      28,029                 21,737
              Total stockholders' equity                                    61,711                 54,833
Contingencies (note 4)
                                                                          $326,065               $266,062

              The accompanying notes are an integral part of these consolidated financial statements.

                                 Page 4
              DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months and nine months ended September 28, 1996 and September 30, 1995

                 (in thousands, except per share data)

                                                            Three Months Ended              Nine Months Ended
                                                         -------------------------       -----------------------
                                                         Sept. 28,       Sept. 30,       Sept. 28,     Sept. 30,
                                                             1996           1995            1996          1995
                                                         ---------       ---------       ---------     ---------
                                                                (unaudited)                     (unaudited)
Net sales                                                $127,249        $  95,467        $351,242      $307,715

Costs and expenses:
     Cost of sales and operating expense                  101,861           76,872         280,466       243,831
     Selling, general and administrative expenses           9,271            6,533          23,763        19,062
     Depreciation and amortization                          6,968            5,743          19,594        16,617
     Provision for loss contingency                         5,946                -           6,075            -
        Total costs and expenses                          124,046           89,148         329,898       279,510
        Operating profit                                    3,203            6,319          21,344        28,205

Other income (expense):
     Interest expense                                      (3,099)          (3,163)         (8,996)       (9,836)
     Other, net                                               (13)               7             218           (87)
          Total other income (expense)                     (3,112)          (3,156)         (8,778)       (9,923)
        Income before income taxes                             91            3,163          12,566        18,282

Income tax expense (note 4)                                 1,344            1,102           6,274         6,739
        Net earnings (loss)                              $ (1,253)       $   2,061        $  6,291      $ 11,543

Primary earnings (loss) per common share                 $  (0.24)       $   0.38         $   1.14      $   2.18
Fully diluted earnings (loss) per common share           $  (0.24)       $   0.38         $   1.14      $   2.15


              The accompanying notes are an integral part of these consolidated financial statements.

                  Prior periods have been reclassified to conform to current period presentation.

                                    Page 5
                DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                    CONSOLIDATED  STATEMENTS  OF CASH  FLOWS Nine  months  ended
           September 28, 1996 and September 30, 1995
                                (in thousands)
                                                                                  Nine Months Ended
                                                                         ----------------------------------
                                                                         September 28,         September 30,
                                                                            1996                 1995
                                                                         --------------         -----------
                                                                                     (unaudited)
Cash flows from operating activities:
     Net earnings                                                          $  6,291               $ 11,543
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                        19,594                 16,617
        Deferred income tax expense                                             226                  1,918
        Loss on sales of assets                                                 175                    137
        Changes in assets and liabilities, net of effects from acquisition:
            Accounts receivable                                               3,774                  2,663
            Inventories and prepaid expenses                                   (205)                   302
            Accounts payable and accrued expenses                             7,866                 (9,320)
            Accrued interest                                                 (1,567)                (2,364)
            Other                                                              (607)                (4,870)
              Net cash provided by operating  activities                     35,547                 26,366

Cash flows from investing activities:
     Recurring capital expenditures                                         (17,204)               (17,417)
     Other capital expenditures                                              (1,144)                (1,986)
     Payments for routes                                                       (105)                (4,034)
     Cash received/(paid) upon acquisitions                                  (2,053)                     -
     Proceeds from sale of property, plant and equipment
       and other assets                                                         331                    396
              Net cash used in investing activities                         (20,175)               (23,041)

Cash flows from financing activities:
     Proceeds from long-term debt                                            15,793                 98,286
     Payments on long-term debt                                             (30,927)               (99,007)
     Contract payments                                                         (499)                   (98)
     Deferred loan costs                                                         -                    (740)
     Issuance of common stock                                                   587                    760
              Net cash used in financing activities                         (15,046)                  (799)

Net increase in cash and cash equivalents                                       326                  2,526
Cash and cash equivalents at beginning of period                             11,649                  5,068
Cash and cash equivalents at end of period                                 $ 11,975               $  7,594

Supplemental Cash Flow Information:   See Note 3.

            he accompanying notes are an integral part of these
                   consolidated financial statements.

                              Page 6
             DARLING INTERNATIONAL INC. AND SUBSIDIARIES


              Notes to Consolidated Financial Statements
                        September 28, 1996
                            (unaudited)


(1)    GENERAL

       The accompanying consolidated financial statements for the three month and nine month periods ended September 28, 1996 and September 30, 1995 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange
       Commission (SEC). The information furnished herein reflects all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K/A for the fiscal year ended December 30, 1995.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Basis of Presentation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.

       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are for the 52 weeks ended December 30, 1995, the 13 and 39 weeks ended September 28, 1996, and the 13 and 39 weeks ended September 30, 1995.

       (c)    Earnings (Loss) Per Common Share

              Primary earnings (loss) per common share is computed by dividing net earnings (loss) attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the period increased by dilutive common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options.

(3)    SUPPLEMENTAL CASH FLOW INFORMATION

       During the nine months ended September 28, 1996, non-cash investing and financing activities included the purchase of 100% of the common stock of Standard Tallow Company for $10,400,000. Assets acquired, liabilities assumed, and consideration paid for this acquisition are as follows:

                    Fair value of assets acquired, less cash      $  21,244,000
                    Liabilities assumed and incurred                (12,272,000)
                    Bank debt incurred                              (10,400,000)
                         Cash received upon purchase              $  (1,428,000)


       In addition, the Company purchased 100% of the commons stock of International Processing Corporation and International Transportation Service, Inc. (collectively referred to as "IPC") for $30,000,000. Assets acquired, liabilities assumed and consideration paid for this acquisition are as follows:

                    Fair value of assets acquired, less cash      $  46,615,000
                    Liabilities assumed and incurred                (13,534,000)
                    Bank debt incurred                              (29,600,000)
                         Cash paid upon purchase                  $   3,481,000


(4)    CONTINGENCIES

       (a) Environmental

           Blue Earth

           As previously disclosed, the United States Attorney for the District of Minnesota and the State of Minnesota are conducting an investigation of possible wastewater violations at the Company's Blue Earth, Minnesota plant. The Company has fully cooperated with the government in its investigation and is in the process of negotiating a settlement of all civil, criminal and administrative claims arising out of the investigation. Based on the negotiations to date, the Company believes that these claims will be settled for approximately $4 million. Therefore, the Company has established a provision for loss contingency of $5.9 million in the third quarter of 1996 and $6.1 million for the nine months ended September 28, 1996 to cover the expected cost of the claims as well as legal, environmental and other related costs. This has resulted in an increase of the Company's reserves for environmental or other loss contingencies of $5.4 million at September 28, 1996. The Company's current expectation is that a final settlement of this matter will be concluded in the fourth quarter of 1996.


           Chula Vista

           The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility which was closed pursuant to Closure Order No. 80-06 issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. The RWQCB has not yet taken any formal action in response to such request.

           Certain persons owning property in proximity to the Site ("Claimants") have asserted that groundwater under their properties is contaminated and that such contamination may have migrated from the Site.
           The Company is currently investigating these allegations.

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


       The Company has established reserves for environmental and other loss contingencies as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for environmental contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $12,050,000 and $21,150,000. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $21,259,000 and $16,325,000 at September 28, 1996 and December 30, 1995, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which would not be covered by insurance, although potentially material to the results of operations in one year, would not have a material adverse effect on the Company's financial position.

                  DARLING INTERNATIONAL INC. AND SUBSIDIARIES
    FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1996


                                   PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at September 28, 1996 and factors affecting its results of operations for the three months and nine months ended September 28, 1996 and the comparable periods ended September 30, 1995.


RESULTS OF OPERATIONS
---------------------

       Three Months Ended September 28, 1996 Compared to
        Three Months Ended September 30, 1995


                                   GENERAL

         The Company recorded a net loss to common shareholders of $1.3 million for the third quarter of the fiscal year ending December 28, 1996 ("Fiscal 1996"), as compared to net earnings of $2.1 million for the third quarter of the fiscal year ended December 30, 1995 ("Fiscal 1995"). The loss was due to a $5.9 million provision for loss contingency recorded in the third quarter of Fiscal 1996 to cover estimated costs related to environmental claims at the Company's Blue Earth, Minnesota plant. Operating profit before the provision for loss contingency increased from $6.3 million in the third quarter of Fiscal 1995 to $9.1 million in the third quarter of Fiscal 1996. Interest expense decreased from $3.2 million in the third quarter of Fiscal 1995 to $3.1 million in the third quarter of Fiscal 1996.


                                 NET SALES

         The Company collects and processes renderable animal by-products (fat, bones and offal), restaurant grease, and bakery waste to produce finished products of tallow, meat and bone meal, yellow grease, and dried bakery product. Raw material available to non-captive renderers is limited and therefore causes competition among renderers who bid for suppliers' materials. The amount of raw material processed directly affects the amount of finished goods produced.

         Net sales include the sales of produced and purchased finished goods. During the third quarter of Fiscal 1996, net sales increased by $31.7 million (33.2%) to $127.2 million as compared to $95.5 million during the third quarter of Fiscal 1995.

         This increase in sales in the third quarter of Fiscal 1996 was due partially to the acquisition of Standard Tallow Company and IPC, significantly higher finished goods prices and increases in the volume of raw materials processed over the prior year. Additionally, net sales in 1995 were negatively affected by the downgrade of certain finished goods due to weather-related raw material quality problems. Compared to the third quarter of Fiscal 1995, average yellow grease prices were 22.4% higher in the third quarter of Fiscal 1996. Average tallow prices were 8.4% higher in the third quarter of Fiscal 1996 compared to the third quarter of Fiscal 1995. Average meat and bone meal prices were 47.0% higher in the third quarter of Fiscal 1996 compared to the third quarter of Fiscal 1995.

                    COST OF SALES AND OPERATING EXPENSES

         Cost of sales and operating expenses includes prices paid to raw material suppliers, the costs of product purchased for resale, and the costs to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted as needed for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

         During the third quarter of Fiscal 1996, cost of sales and operating expenses increased by $25.0 million (32.5%) to $101.9 million as compared to $76.9 million during the third quarter of Fiscal 1995. Cost of sales grew due to the acquisitions of Standard Tallow Company and IPC, greater volumes of raw material purchased and higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal. Operating expenses increased as a result of collecting and processing higher volumes of material and expenses attributable to the expansion of CleanStar(R) , the Company's internal restaurant waste oil collection system.


                  SELLING, GENERAL AND ADMINISTRATIVE COSTS AND
                         PROVISION FOR LOSS CONTINGENCY

         Selling, general and administrative costs were $9.3 million during the third quarter of Fiscal 1996, compared to $6.5 million for the third quarter of Fiscal 1995. The increase in costs was primarily attributable to the acquisitions of Standard Tallow Company and IPC, increases in compensation and related costs, product development costs, and professional fees. The Company recorded a $5.9 million provision for loss contingency during the third quarter of Fiscal 1996 to cover estimated costs related to environmental claims at the Company's Blue Earth, Minnesota plant.


                         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $1.3 million to $7.0 million during the third quarter of Fiscal 1996 as compared to $5.7 million during the third quarter of Fiscal 1995. This increase was due to additional depreciation on fixed asset additions.


                                INTEREST EXPENSE

     Interest expense decreased by $0.1 million from $3.2 million during the third quarter of Fiscal 1995 to $3.1 million during the third quarter of Fiscal 1996.

                                  INCOME TAXES

         The tax expense of $1.3 million for the third quarter of Fiscal 1996 consists of $1.2 million of federal tax expense and $0.1 million for various state taxes. Tax expense for the third quarter of Fiscal 1995 was $1.1 million. Due to the expected non-tax deductible nature of certain of the anticipated expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant, these have been added back to income before taxes for the computation of income taxes.

                             CAPITAL EXPENDITURES

         The Company made normal recurring capital expenditures of $5.7 million during the third quarter of Fiscal 1996 compared to capital expenditures of $6.7 million during the third quarter of Fiscal 1995. In addition, the Company acquired 100% of the stock of International Processing Corporation and International Transportation Services for $30.0 million during the third quarter of Fiscal 1996.

         Nine Months Ended September 28, 1996 Compared to
          Nine Months Ended September 30, 1995


                                  GENERAL

         The Company recorded net earnings to common shareholders of $6.3 million for the first nine months of Fiscal 1996, as compared to net earnings of $11.5 million for the first nine months of Fiscal 1995. The decrease in net earnings is primarily attributable to $6.1 million in charges to the provision for loss contingency during the first nine months of Fiscal 1996 for costs related to environmental claims at the Company's Blue Earth, Minnesota plant. Operating profit before the provision for loss contingency decreased from $28.2 million in the first nine months of Fiscal 1995 to $27.4 million in the first nine months of Fiscal 1996 due to increases in operating costs, general and administrative costs and depreciation which more than offset higher sales. Interest expense decreased from $9.8 million in the first nine months of Fiscal 1995 to $9.0 million in the first nine months of Fiscal 1996.


                                  NET SALES

         During the first nine months of Fiscal 1996, net sales increased by $43.5 million (14.1%) to $351.2 million as compared to $307.7 million during the first nine months of Fiscal 1995.

         This increase in sales in the first nine months of Fiscal 1996 was due in part to the acquisition of IPC, improvements in the finished goods markets and increases in the volume of raw materials processed, and was partially offset by decreases in sales of purchased finished goods as compared to the year earlier period. Compared to the first nine months of Fiscal 1995, average yellow grease prices were 9.9% higher in the first nine months of Fiscal 1996. Average tallow prices were 4.8% lower in the first nine months of Fiscal 1996 compared to the first nine months of Fiscal 1995. Average meat and bone meal prices were 33.5% higher in the first nine months of Fiscal 1996 compared to the first nine months of Fiscal 1995.


                   COST OF SALES AND OPERATING EXPENSES

         During the first nine months of Fiscal 1996, cost of sales and operating expenses increased $36.7 million (15.1%) to $280.5 million as compared to $243.8 million during the first nine months of Fiscal 1995. Cost of sales grew in part due to the acquisition of IPC and due to greater volumes of raw material purchased and higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal, and were offset somewhat by decreases in product purchased for resale. Operating expenses increased as a result of collecting and processing higher volumes of material, higher steam expense attributable to increased natural gas prices, and expenses attributable to the expansion of CleanStar(R) , the Company's internal restaurant waste oil collection system.


                  SELLING, GENERAL AND ADMINISTRATIVE COSTS
                      AND PROVISION FOR LOSS CONTINCENCY

         Selling, general and administrative costs were $23.8 million during the first nine months of Fiscal 1996, a $4.7 million increase from $19.1 million for the first nine months of Fiscal 1995. The increase in costs was primarily attributable to increases in compensation and related costs, product development costs, professional fees and the acquisition of IPC. The Company recorded $6.1 million in charges to the provision for loss contingency during the first nine months of the year to cover costs related to environmental claims at the Company's Blue Earth, Minnesota plant.

                        DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $3.0 million to $19.6 million during the first nine months of Fiscal 1996 as compared to $16.6 million during the first nine months of Fiscal 1995.


                              INTEREST EXPENSE

         Interest expense decreased by $0.8 million from $9.8 million during the first nine months of Fiscal 1995 to $9.0 million during the first nine months of Fiscal 1996.

                                INCOME TAXES

         The tax expense of $6.3 million for the first nine months of Fiscal 1996 consists of $5.4 million of federal tax expense and $0.9 million for various state taxes. Due to the expected non-tax deductible nature of certain of the anticipated expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant, these have been added back to net income before taxes for the computation of income taxes. Tax expense for the first nine months of Fiscal 1995 was $6.7 million.


                              CAPITAL EXPENDITURES

         The Company made normal recurring capital expenditures of $17.2 million during the first nine months of Fiscal 1996 compared to capital expenditures of $17.4 million during the first nine months of Fiscal 1995.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Effective May 23, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a Term Loan Facility, Revolving Loan Facility and an Acquisition Line. As of September 28, 1996, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan Facility bears interest, payable monthly, at LIBOR (5.4063% at September 28, 1996) plus a margin (1.00% at September 28, 1996) which floats depending on the Company's compliance with certain financial covenants. The Term Loan Facility is payable by the Company in quarterly installments of $3,000,000 commencing on October 1, 1995 through December 31, 1995, $2,000,000 commencing on March 31, 1996 through December 31, 1999, and an installment of $6,000,000 due on March 31, 2000 with the remaining balance due on June 30, 2000. As of September 28, 1996, $40,000,000 was outstanding under the Term Loan Facility.

         The Revolving Loan Facility provides for borrowings up to a maximum of $25,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Line Facility bear interest, payable monthly, at LIBOR (5.4063% at September 28, 1996) plus a margin (1.00% at September 28, 1996) or, for swingline advances, at a Base Rate (8.25% at September 28, 1996). Additionally, the Company must pay a commitment fee equal to 0.375% on the unused portion of the Revolving Loan Facility. The Revolving Loan Facility matures on June 30, 2000. As of September 28, 1996, the Company had outstanding irrevocable letters of credit aggregating $8,148,648.

         The Acquisition Line provides for borrowings to a maximum of $40,000,000. Outstanding borrowings on the Acquisition Line bear interest, payable monthly, at LIBOR (5.5274% at September 28, 1996) plus a margin (1.25% at September 28, 1996). Availability for the borrowings on the Acquisition Line terminates on June 30, 1997, and any outstanding borrowings convert to term debt on that date. On August 30, 1996, the Company borrowed $29,600,000 against the Acquisition Line to purchase 100% of the stock of International Processing Corporation and International Transportation Services. As of September 28, 1996, $40,000,000 was outstanding under the Acquisition Line.

         The Company has Subordinated Notes outstanding with a face amount of $69,976,000. The Subordinated Notes bear interest payable semi-annually at 11% per annum until maturity, July 15, 2000.

         On September 28, 1996, the Company had a working capital deficit of $2.0 million and its working capital ratio was 0.97 to 1, compared to working capital of $12.9 million and a working capital ratio of 1.25 to 1 on December 30, 1995. The decrease in working capital is the result of the $5.4 million increase in the Company's reserves for loss contingencies relating to the anticipated settlement of environmental claims at the Company's Blue Earth, Minnesota plant. Net cash provided by operating activities has increased by $9.1 million from $26.4 million during the first nine months of Fiscal 1995 to $35.5 million during the first nine months of Fiscal 1996. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
     FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1996


                       PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The information required by this item related to Blue Earth, Minnesota environmental claims is included on pages 7 and 8 of this report and is incorporated herein by reference.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal quarter ended September 28, 1996.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

    Exhibits No.  Description

        2 * Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS Life Insurance Company Inc., et al. v. Darling-Delaware Company, Inc., et al., Case No. 91 C 5166, in the United States District Court for the Northern District of Illinois.

       4.3 * Indenture, dated December 29, 1993, between Darling International Inc. and LaSalle National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July 15, 2000.

      10.1***  Credit  Agreement,  dated  as of  May  23, 1995,  among Darling
               International  Inc.,   The  First  National  Bank of  Boston,  as
               Agent, Harris Trust and Savings Bank, as Co-Agent, and the other lenders named therein.

       10.2 *  Registration Rights Agreement, as amended.

       10.3 *  Form of Indemnification Agreement.

       10.4 * Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

       10.5 * Sublease, dated September 4, 1968, between the Company and Baker Commodities.

    MANAGEMENT CONTRACTS OR COMPENSATORY PLANS

       10.6 *  1993 Flexible Stock Option Plan.

       10.7 * Amended and Restated Employment Agreement, dated December 29, 1993, between Darling International Inc. and Kenneth A. Ghazey.

   10.7(a)**** First Amendment  to  Amended  and Restated  Employment Agreement,
               dated as of September 26, 1995, between Darling International Inc. and Kenneth A. Ghazey.

       10.8 *  Form of Executive Severance Agreement.

      10.9 *   1994 Employee Flexible Stock Option Plan.

      10.10 *  Non-Employee Directors Stock Option Plan.

      10.11** Employment Agreement, dated March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

      11       Statement re computation of per share earnings.

               * Incorporated  by  reference  to  the  Registrant's Registration
                 Statements on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
              ** Incorporated by reference to the Form 10-Q filed May 8, 1995.
             *** Incorporated by reference to Form 10-Q filed August 14, 1995.
            **** Incorporated by reference to Form 10-Q filed November 13, 1995.


   (b) Reports on Form 8-K.

                  The Registrant filed the following current report on Form 8-K during the quarter ended September 28, 1996: Current Report on Form 8-K dated August 30, 1996 including information regarding the purchase of 100% of the outstanding capital stock of International Processing Corporation ("IPC") and International Transportation Service, Inc. ("ITS") in accordance with a Stock Purchase Agreement dated as of August 30, 1996, among the Registrant, IPC, ITS and the stockholders of IPC and ITS.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DARLING INTERNATIONAL INC.
                                         Registrant



Date:  November 11, 1996               By: /s/  Dennis B. Longmire
                                          ------------------------------------
                                                Dennis B. Longmire
                                                Chief Executive Officer and
                                                Chairman of the Board



Date:  November 11, 1996               By: /s/  John R. Witt
                                          ------------------------------------
                                                John R. Witt
                                                Vice President and
                                                Chief Financial Officer
                                                  (Principal Financial Officer)

               DARLING INTERNATIONAL INC. AND SUBSIDIARIES
    FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 28, 1996


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

    4.3 * Indenture, dated December 29, 1993, between Darling International Inc. and LaSalle National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July 15, 2000.

    10.1*** Credit  Agreement,   dated   as   of  May 23,  1995,  among  Darling
            International Inc., The First National Bank of Boston, as Agent, Harris Trust and Savings bank, as Co-Agent, and the other lenders named therein.

    10.2 *  Registration Rights Agreement, as amended.

    10.3 *  Form of Indemnification Agreement.

    10.4 * Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

    10.5 * Sublease, dated September 4, 1968, between the Company and Baker Commodities.


    MANAGEMENT CONTRACTS OR COMPENSATORY PLANS

    10.6 *  1993 Flexible Stock Option Plan.

    10.7 * Amended and Restated Employment Agreement, dated December 29, 1993, between Darling International Inc. and Kenneth A. Ghazey.

   10.7(a)****    First Amendment  to Amended and Restated Employment Agreement,
            dated as of September 26, 1995, between Darling International Inc. and Kenneth A. Ghazey.

    10.8 *  Form of Executive Severance Agreement.

    10.9 *  1994 Employee Flexible Stock Option Plan.

    10.10*  Non-Employee Directors Stock Option Plan.

    10.11**  Employment  Agreement,   dated  March 31, 1995,   between   Darling
            International Inc. and Dennis B. Longmire.

    11      Statement re computation of per share earnings...................18

         * Incorporated by reference to the Registrant's Registration Statements on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
        ** Incorporated by reference to the Form 10-Q filed May 8, 1995.
       *** Incorporated by reference to Form 10-Q filed August 14, 1995.
      **** Incorporated by reference to Form 10-Q filed November 13, 1995.

                                   EXHIBIT 11


                STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                                         Three Months Ended                 Nine Months Ended
                                                   -----------------------------      ------------------------------
                                                   September 28,    September 30,     September 28,    September 30,
                                                        1996              1995             1996              1995
                                                   =============    ============      ============     ============
    Earnings:
          Net earnings (loss) available to
            common stock                               $(1,253)         $ 2,061           $ 6,274          $11,543
                                                        ======           =======           =======          =======

    Shares (Primary):
    Weighted average number of
       common shares outstanding                         5,149            5,084             5,117            5,032
    Additional shares assuming exercise of
       stock options                                         -              333               422              256
                                                        ------           -------           -------          -------
    Average common shares outstanding
       and equivalents                                   5,149            5,417             5,539            5,288
                                                        ======           =======           =======          =======

    Primary Earnings (loss) per common share           $ (0.24)         $  0.38           $  1.14          $  2.18
                                                        ======           =======           =======          =======


    Shares (Fully Diluted):
    Weighted average number of
       common shares outstanding                         5,149            5,084             5,117            5,032
    Additional shares assuming exercise of
       stock options                                         -              333               424              339
                                                        ------           -------           -------          -------
    Average common shares outstanding
       and equivalents                                   5,149            5,417             5,541            5,371
                                                        ======           =======           =======          =======

    Primary Earnings (loss) per common share           $ (0.24)         $  0.38           $  1.14          $  2.15
                                                        ======           =======           =======          =======


