Form 10-K
period 1996-12-28
DARLING INTERNATIONAL INC
filed 1997-03-27
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended December 28, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from _______________ to _______________

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

       Registrant's telephone number, including area code: (972) 717-0300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock $0.01 par value per share
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.     YES X    NO ____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $61,000,000 as of March 25, 1997 based upon the average bid and asked prices of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotation System (the "Nasdaq National Market") on that day.


     There were 5,166,394 shares of common stock, $0.01 par value, outstanding at March 25, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this Annual Report.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996


                                TABLE OF CONTENTS


                                                                       Page No.

                                     PART I.

ITEM 1.   BUSINESS...........................................................3
ITEM 2.   PROPERTIES.........................................................7
ITEM 3.   LEGAL PROCEEDINGS..................................................7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS........................................9
ITEM 6.   SELECTED FINANCIAL DATA............................................9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION.......................11
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................38

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................38
ITEM 11.  EXECUTIVE COMPENSATION.............................................38
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.....................................................38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................................39



        SIGNATURES        ...................................................41

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996


                               PART I
ITEM 1.    BUSINESS

GENERAL

         Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. ("Darling" or the "Company") was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc." On December 28, 1993, the Company changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc." The address of the Company's principle executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at such address is (972)717-0300.

         The Company is a recycler of food processing by-products and believes that it is the largest independent processor in the United States in terms of raw material processed annually.

     The Company collects and recycles animal processing by-products, used restaurant cooking oil and bakerage by-products from restaurants, butcher shops, grocery stores, bakeries, and independent meat and poultry processors nationwide. The Company processes such raw materials at 47 facilities located throughout the United States into finished products such as tallow, meat and bone meal, yellow grease, and dried bakery product. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

PROCESSING OPERATIONS

         The Company creates finished products primarily through the drying, grinding, separating and blending of its various raw materials. The process starts with the collection of animal processing by-products (fat, bones, feathers and offal), used restaurant cooking oil, and bakery by-products from meat packers, grocery stores, butcher shops, meat markets, poultry processors, restaurants and bakeries.

         The animal processing by-products are ground and heated to extract water and separate oils from animal tissue as well as to sterilize and make the material suitable as an ingredient for animal feed. Meat and bone meal is separated from the cooked material by pressing the material, then grinding and sifting it through screens. The separated tallow is centrifuged and/or refined for purity. The primary finished products derived from the processing of animal by-products are tallow and meat and bone meal. Other by-products include poultry meal, feather meal and blood meal. Used restaurant cooking oil is processed under a separate procedure that involves heating, settling and sterilizing, as well as refining, resulting in derived yellow grease, feed-grade animal fat, or oleo-chemical feedstocks. Bakery by-products are ground, heated to extract moisture, and blended to produce a high-calorie animal feed ingredient.

PURCHASE AND COLLECTION OF RAW MATERIALS

         The Company operates a fleet of approximately 1,200 trucks and tractor-trailers to collect raw materials from more than 80,000 restaurants, butcher shops, grocery stores, bakeries, and independent meat and poultry processors. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

         Raw materials are collected in one of two manners. Certain large suppliers, such as large meat processors, poultry processors, and bakeries are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. The Company provides the remaining suppliers, primarily grocery stores, butcher shops, and smaller bakeries and confectioners, with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location, and weather, among other factors.

         Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also provides an alternative collection service to restaurants, CleanStar 2000TM, a newly-patented, self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of collection service is determined by the volume of oil generated by the restaurant.

         The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station, where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used restaurant cooking oil and bakery by-products can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing.

         During the past year, the Company's largest single supplier accounted for less than 5% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 27% of the total raw material processed by the Company. For a discussion of the Company's competition for raw materials, see "Competition."

RAW MATERIALS PRICING

         The Company has two primary pricing arrangements with its raw materials suppliers. More than half of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The service charge is designed to enable the Company to cover all of its collection and processing costs and realize a profit. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers either are paid a fixed price, are not paid, or are charged for the collection service, depending on various economic factors.

         The credit received or amount charged for raw material under both formula and non-formula arrangements is based on various factors, including the type of raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier, and processing and transportation costs. Competition among processors to procure raw materials also affects the price paid for raw materials. See "Competition."

         Formula prices are generally adjusted on a weekly or monthly basis while non-formula prices or charges are adjusted as needed to respond to significant changes in finished product prices.

FINISHED PRODUCTS

         The  finished  products  that  result  from the  processing  of  animal by-products are oils (primarily tallow and yellow grease) and proteins (primarily meat and bone meal). Raw material received from bakeries are processed into dried bakery product. Oils are used as ingredients in the production of pet food, animal feed and soaps. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Meals are used primarily as high protein additives in pet food and animal feed. Dried bakery product is used primarily as an additive in animal feed.

         Predominantly all of the Company's finished products are commodities which are quoted on established commodity markets or are priced relative to such commodities. While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

         The Company markets its finished products worldwide. Marketing activities are primarily conducted through the Company's marketing department which is headquartered in Irving, Texas. The Company also maintains sales offices in Los Angeles, California, Atlanta, Georgia, and Newark, New Jersey for sales and distribution of selected products. This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants. The Company sells its finished products internationally through commodities brokers and through Company agents in various countries.

         The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The level of export sales is typically 20-40% of the total Company sales and may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

         The Company has not experienced any material restrictions on the export of its products, although certain countries, including India, the European Economic Community, and certain Middle East countries restrict the import of particular products. See Note 14 of Notes to Consolidated Financial Statements for information regarding the Company's export sales.

         Finished products produced by Darling are distributed primarily by truck and rail from the Company's plants shortly following production. While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks' production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices.

COMPETITION

         Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" processors. Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for restaurants to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source.

         In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while meat and bone meal is a substitute for soybean meal. Dried bakery product is a substitute for corn in animal feed. Consequently, the prices of tallow, yellow grease, meat and bone meal, and dried bakery product correlate to some degree with these commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Among other factors that influence the prices that the Company receives for its finished products include the worldwide supply of oils and proteins, the quality of the Company's finished products, consumer health consciousness, and worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

SEASONALITY

         The amount of raw materials made available to the Company by its suppliers is relatively stable on a weekly basis except for those weeks including a major holiday during which availability of raw materials declines because major meat and poultry processors are not operating. Weather is also a factor. Extremely warm weather adversely affects the ability of the Company to make higher quality products because the raw material deteriorates more rapidly than in cooler weather, while extremely cold weather, in certain instances, can hinder the collection of raw materials.

EMPLOYEES AND LABOR RELATIONS

     As of December 28, 1996, the Company employed approximately 1,900 persons full-time. Approximately 41% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

     The Company is subject to the rules and regulations of various federal, state and local governmental agencies. These include, but are not limited to, the FDA, USDA, EPA, local and state agencies governing air and water discharge, and various others. Such rules and regulations may influence the Company's operating results at one or more facilities.

     On January 3, 1997, the FDA issued a proposed ruling to prohibit the feeding of ruminant derived proteins to ruminant animals as a measure to prevent the potential occurrence of BSE (Bovine Spongiform Encephalopathy) in the United States. The public hearing period on the proposed rule expired on
February 18, 1997. The FDA is currently preparing the final rule for publication. It is not clear as to what effect, if any, this proposed rule will have on the operations of the Company.

SETTLEMENT

     On December 29, 1993, the Company consummated the settlement (the "Settlement") of a class action lawsuit (the "Class Action") filed against the Company on August 15, 1991, in connection with, among other things, the Company's issuance and subsequent default in payment of interest due under approximately $175.0 million of 14% Senior Subordinated Notes due March 15, 1999 (the "Original Notes") and breach of the indenture governing the Original Notes (the "Original Notes Indenture"). As part of the Settlement and the attendant restructuring (the "Restructuring") of the Company's capitalization, Original Noteholders received, upon surrender of their Original Notes, 4,749,484 shares of Common Stock (the "Noteholders' Common Stock"), $70.0 million aggregate principal amount of First Priority Senior Subordinated Notes due July 15, 2000 (the "Subordinated Notes") and approximately $5.0 million in cash. In addition, pursuant to the Settlement, the Company issued 249,975 shares of Class A Common Stock, options to purchase 128,205 shares of Class A Common Stock and options to purchase 494,500 shares of Common Stock.


ITEM 2.    PROPERTIES

     The Company's 47 operating facilities consist of 27 full service rendering plants, eleven bakery recycling plants, four yellow grease plants, two blending plants, two research and technology plants, and one edible plant. Except for nine leased facilities, all of these facilities are owned by the Company. The following is a listing of the Company's operating facilities:

 Location              Description       Location                 Description
 --------              -----------       --------                 -----------
 Alton, IA ............Rendering         Linkwood, MD.............Rendering
 Billings, MT..........Rendering         Los Angeles, CA..........Rendering
 Blue Earth, MN .......Rendering         Milwaukee, WI............Rendering
 Boise, ID.............Rendering         Mt. Pleasant, TX (IPC)...Bakerage
 Calhoun, GA (IPC).....Bakerage          Newark, NJ...............Rendering
 Carteret, NJ (IPC)....Bakerage          Norfolk, NE..............Rendering
 Chicago, IL (IPC).....Bakerage          Norfolk, NE .............R&T
 Cincinnati, OH (IPC)..Bakerage          Omaha, NE................Rendering
 Cleveland, OH ........Rendering         Omaha, NE ...............Blending
 Coldwater, MI.........Rendering         Omaha, NE................Edible
 Collinsville, OK......Rendering         Russellville, AR.........Rendering
 Conley, GA (IPC) .....Bakerage          San Angelo, TX...........Rendering
 Dallas, TX............Rendering         San Antonio, TX (IPC)....Bakerage
 Detroit, MI...........Rendering         San Francisco, CA........Rendering
 Durham, NC (IPC)......Bakerage          Sioux City, IA...........Rendering
 Fort Lauderdale, FL...Yellow Grease     St. Louis, MO............Rendering
 Fresno, CA............Rendering         Tacoma, WA...............Rendering
 Henderson, NV.........Yellow Grease     Tampa, FL................Yellow Grease
 Houston, TX...........Rendering         Terre Haute, IN (IPC)....Bakerage
 Houston, TX ..........Yellow Grease     Turlock, CA..............Rendering
 Kansas City, KS.......Rendering         Wahoo, NE................Rendering
 Kansas City, KS (IPC).Bakerage          Wahoo, NE ...............R&T
 Kearny, NJ ...........Blending          West Point, NE...........Rendering
 Lake City, GA (IPC)...Bakerage

         In addition, the Company owns or leases 20 transfer stations in the United States and one transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth above.

ITEM 3.    LEGAL PROCEEDINGS

(a)   ENVIRONMENTAL

      BLUE EARTH

          The U. S. Attorney for the District of Minnesota and the State of Minnesota since 1992 have been conducting an investigation of alleged state and federal wastewater violations at the Company's Blue Earth, Minnesota plant. The Company has fully cooperated with the government in its investigation and continues to do so. The Company and the U.S. Attorney have reached a settlement providing for payment of a total of $4,000,000. This settlement payment is intended to resolve all federal and state civil, criminal and administrative claims, through payment of civil and criminal fines and penalties, as well as funding the restitution, remediation and community service required as part of the criminal settlement. The settlement is subject to court approval, and is subject to the resolution of pending negotiations with the U.S. Environmental Protection Agency of the terms of a Consent Decree. The Company recorded a provision for loss contingency of $6,100,000 during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.

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

     UNDERGROUND STORAGE TANKS

     The Company's processing operations do not produce hazardous or toxic wastes; however, the Company does operate underground fuel storage tanks ("USTs") that are subject to federal, state and local laws and regulations. As of December 28 1996, the Company has removed or closed 165 of its 177 UST's. The Company plans to remove an additional number of UST's in 1997.

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

Although the ultimate liability cannot be determined with certainty, the Company has estimated its probable liability and established a reserve with respect to these contingencies. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended December 28, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock became eligible for trading on the Nasdaq National Market under the symbol "DARL" on September 8, 1994. Prior to that date, there was no established public trading market for these shares. The following table sets forth, for the quarters indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq National Market.

       Fiscal Quarter                           Market Price
                                            High             Low
                                     ---------------- -----------------
       1996:
       First Quarter                      $30.625          $26.625
       Second Quarter                     $29.000          $21.750
       Third Quarter                      $28.250          $24.750
       Fourth Quarter                     $31.875          $27.250

       1995:
       First Quarter                      $14.125          $13.000
       Second Quarter                     $23.375          $13.750
       Third Quarter                      $30.000          $22.250
       Fourth Quarter                     $29.000          $21.750

    As of March 24, 1997, there were 67 holders of record of the common stock.


         The Company has not declared or paid any dividend on the common stock since January 3, 1989. The Company's senior debt agreements restrict the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.



ITEM 6.   SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated historical financial data for the periods indicated. The Company accounted for the resolution of a class action lawsuit (the "Settlement") in accordance with fresh start reporting ("Fresh Start Reporting"), as set forth in Statement of Position 90-7. See Note 3 of Notes to Consolidated Financial Statements. As a result, the Company's Consolidated Balance Sheets at December 28, 1996, December 30, 1995, December 31, 1994 and January 1, 1994 and the Consolidated Statement of Operations for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 are presented on a different basis than that for periods before Fresh Start
Reporting, and, therefore, are not comparable. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended December 28, 1996, December 30, 1995, and December 31, 1994 and the related notes thereto.

                                    DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                               FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                                      PART II


                                                                                                  Predecessor
                                                                                           ---------------------------
                                               Fiscal 1996    Fiscal 1995    Fiscal 1994    Fiscal 1993    Fiscal 1992
                                               Fifty-two      Fifty-two      Fifty-two      Fifty-two      Fifty-three
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                               December 28,   December 30,   December 31,   January 1,     January 2,
                                                 1996           1995           1994           1994           1993
-------------------------------------------- -------------- -------------- -------------- -------------- --------------
                                                     (amounts in thousands, except per share data)
Operating Data:
   Net sales                                   $488,914       $421,608       $354,333       $332,780      $ 330,550
                                                -------        -------        -------        -------        -------
   Cost of sales and operating expenses         395,025        336,248        282,908        269,979        264,078
   Selling, general & administrative expenses    32,767         26,675         25,680         21,139         21,303
   Depreciation and amortization                 27,611         22,576         19,871         18,975         21,304
   Provision for loss contingencies               6,075              -              -          1,595              -
                                               --------        -------        -------        -------         ------

   Operating profit                              27,436         36,109         25,874         21,092         23,865
   Interest expense                              12,994         13,311         15,206         29,644         31,230
   Other (income) expense, net                     (537)          (322)           (80)          (487)        (1,759)
                                               --------        -------        -------        -------         ------
    Income (loss) before reorganization
      items, income taxes, extraordinary
      item and cumulative effect of
      accounting changes                         14,979         23,120         10,748         (8,065)        (5,606)
   Reorganization items:
      Professional fees                               -              -              -         (5,336)        (2,947)
      Fresh start valuation adjustment                -              -              -         80,843              -
                                               ---------       --------       -------        -------         ------

   Income (loss) before income taxes,
      extraordinary item, and cumulative
      effect of accounting changes               14,979         23,120         10,748         67,442         (8,553)
   Income tax expense                             7,305          8,740          3,391          8,464          1,449
   Extraordinary gain (a)                             -              -              -       (167,007)             -
   Cumulative effect of accounting changes (b)        -              -              -              -          9,536
                                               ---------       --------       -------        -------         ------

   Net earnings (loss)                            7,674         14,380          7,357        225,985        (19,538)
   Redeemable preferred stock dividends
      and interest                                    -              -              -          5,956          5,154
                                               --------        -------        -------        -------        -------
   Income (loss) attributable to common
      stock                                    $  7,674       $ 14,380       $  7,357       $220,029      ($ 24,692)
                                                =======        =======        =======        =======        =======

   Primary earnings (loss) per common share        1.38           2.70           1.47          43.94          (4.93)

   Fully diluted earnings (loss) per
      common share  (c)                            1.38           2.67           1.47          45.13          (4.93)
   Fully diluted weighted average common
      shares outstanding  (c)                     5,558          5,388          5,000          5,008          5,011

Other Data:
   EBITDA  (d)                                   61,122         58,685         45,745         41,662         45,169
   Depreciation                                  22,282         18,595         15,994         16,569         16,829
   Amortization                                   5,329          3,981          3,877          2,406          4,475
   Capital expenditures                          28,631         24,636         17,822         16,320         14,274

Balance Sheet Data:
   Working capital (deficiency)                  (8,015)        12,936         (2,959)          (281)      (308,243)
   Total assets                                 329,645        266,062        245,505        236,294        155,097
   Current portion of long-term debt             15,598          9,060         11,577         11,098        244,537
   Total long-term debt less current portion    138,173        117,096        109,132        122,566          3,973
   Redeemable preferred stock                         -              -              -              -         37,437
   Stockholders' equity (deficit)                64,033         54,833         39,482         27,027       (270,851)


(a) Under the terms of the Settlement, as of December 29, 1993, the Original Noteholders received $70.0 million in Subordinated Notes, 4,749,484 shares of Noteholders' common stock and other consideration in exchange for the Original Notes, which had a balance due of $267.7 million, including $92.7 million of accrued interest. See Note 3 of Notes to Consolidated Financial Statements. Using Fresh Start Reporting, as set forth in SOP 90-7, the Company recognized an extraordinary gain of $167.0 million in connection with the consummation of the Settlement.

(b) The cumulative effect of accounting changes for Fiscal 1992 includes a $7.5 million charge for the adoption of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," and a $2.1 million charge for the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of December 29, 1991.

(c) The effect of the assumed conversions of the preferred stock on fully diluted earnings (loss) per common share for the year ended January 2, 1993 was antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per common share are the same. Fully diluted earnings per common share for the year ended January 1, 1994 assumes that the exchange of the redeemable preferred stock for common stock contributed by settling shareholders occurred as of the beginning of the year.

(d) "EBITDA" represents, for any relevant period, operating profit plus depreciation and amortization and provision for loss contingencies. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.



Results of Operations

Fiscal Year Ended December 28, 1996 ("Fiscal 1996") Compared to Fiscal Year Ended December 30, 1995 ("Fiscal 1995")

                                     GENERAL

     The Company recorded net earnings of $7.7 million for Fiscal 1996 compared to net earnings of $14.4 million for Fiscal 1995. The decrease was mainly due to: 1) a $6.1 million provision for loss contingency recorded in Fiscal 1996 to cover estimated costs related to environmental violations at the Company's Blue Earth, Minnesota plant; and 2) approximately $5 million in depreciation and amortization expense related to acquisitions and capital expenditures. Additionally, as a result of an extreme fourth quarter 1996 drop in the price of corn, bakerage operating margins were not adequate to offset the related depreciation, amortization and interest costs associated withthe acquisition of IPC. Operating profit before the provision for loss contingency decreased from $36.1 million in Fiscal 1995 to $33.5 million in Fiscal 1996. Interest expense decreased from $13.3 million in Fiscal 1995 to $13.0 million in Fiscal 1996, primarily due to decreased interest rates.

                                    NET SALES

     The Company collects and processes animal by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease and dried bakery product. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods as well as finished goods purchased for resale, which constitute less than 10% of the total. During Fiscal 1996, net sales increased 16.0%, to $488.9 million as compared to $421.6 million during Fiscal 1995.

     Of the increase in sales in Fiscal 1996, approximately $31.6 million was due primarily to the acquisitions of Standard Tallow Company ("Standard Tallow") and International Processing Corporation ("IPC"). The remainder was primarily due to improvements in finished goods prices and increases in the volume of raw materials processed, offset by yield reductions due to raw material quality. The Company experienced significantly higher domestic finished market prices while overseas markets were considerably depressed compared to the prior year. Compared to Fiscal 1995, the Company's average yellow grease prices were 8.6% higher during Fiscal 1996. Average tallow prices were 1.8% lower during the same period. Average meat and bone meal prices were 31.3% higher during Fiscal 1996 as compared to Fiscal 1995.

                      COST OF SALES AND OPERATING EXPENSES

     Cost of sales and operating expenses includes prices paid to raw material suppliers, the costs of product purchased for resale, and the cost to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible as needed for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

     During Fiscal 1996, cost of sales and operating expenses increased $58.8 million (17.5%), to $395.0 million as compared to $336.2 million during Fiscal 1995. Cost of sales grew due to the acquisitions of Standard Tallow and IPC, greater volumes of raw material purchased, and higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal. Operating expenses increased as a result of collecting and processing higher volumes of material, higher steam expense attributable to increased natural gas prices, and expenses attributable to the expansion of CleanStar 2000, the Company's internal used restaurant cooking oil collection system.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                       AND PROVISIONS FOR LOSS CONTINGENCY

         Selling, general and administrative expenses were $32.7 million during Fiscal 1996, a $6.0 million increase from $26.7 million during Fiscal 1995. The increase in expenses was primarily attributable to the acquisitions of Standard Tallow and IPC, increases in compensation and related costs, product development costs, and professional fees. The Company recorded $6.1 million in charges to the provision for loss contingency during Fiscal 1996 to cover costs related to environmental violations at the Company's Blue Earth, Minnesota plant.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $5.0 million, to $27.6 million during Fiscal 1996 as compared to $22.6 million during Fiscal 1995. This increase was due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of the acquisitions of Standard Tallow and IPC.

                                INTEREST EXPENSE

     Interest expense decreased $0.3 million, to $13.0 million during Fiscal 1996 as compared to $13.3 million during Fiscal 1995, primarily due to decreased interest rates.

                                  INCOME TAXES

     In Fiscal 1996, the Company recorded a $7.3 million income tax expense which consisted of $6.7 million of federal tax expense and $0.6 million for various state taxes, after taking into account the expected non-tax deductible nature of approximately $3.0 million of the expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant. In Fiscal 1995, the Company recorded a $8.7 million income tax expense which consisted of $7.8 million of federal tax expense and $0.9 million of state tax expense.

                              CAPITAL EXPENDITURES

         The Company's capital expenditures consist primarily of investments in facilities, collection operations and environmental equipment. The Company made capital expenditures of $28.6 million during Fiscal 1996 as compared to $24.6 million in Fiscal 1995.

                        -------------------------------

Fiscal Year Ended December 30, 1995 ("Fiscal 1995") Compared to Fiscal Year Ended December 31, 1994 ("Fiscal 1994")

                                     GENERAL

         The Company recorded net earnings of $14.4 million for Fiscal 1995 compared to net earnings of $7.4 million for Fiscal 1994. Operating profit increased $10.2 million, to $36.1 million in Fiscal 1995 from $25.9 million in Fiscal 1994. Interest expense, relating primarily to the Subordinated Notes, decreased from $15.2 million in Fiscal 1994 to $13.3 million in Fiscal 1995 due to a scheduled rate reduction.

                                    NET SALES

         Net sales include the sales of produced and purchased finished goods. During Fiscal 1995, net sales increased 19.0%, to $421.6 million as compared to $354.3 million during Fiscal 1994.

         This increase in sales in Fiscal 1995 was due to improvements in the finished goods markets and an increase of 6.3% in the volume of raw material processed. Average yellow grease prices were 11.4% higher during Fiscal 1995 as compared to Fiscal 1994 and average tallow prices were 11.1% higher during the same period. These price increases were primarily due to strengthening worldwide demands for fats and oils. Average meat and bone meal prices were 6.2% lower during Fiscal 1995 as compared to Fiscal 1994.

                      COST OF SALES AND OPERATING EXPENSES

         During Fiscal 1995, the cost of sales and operating expenses increased $53.3 million (18.9%), to $336.2 million as compared to $282.9 million during Fiscal 1994. Cost of sales grew due to increased purchases of finished product, greater volumes of raw material purchased, and higher raw material prices paid due to increased prices for fats and oils, offset somewhat by lower prices for meat and bone meal. Operating expenses increased as a result of collecting and processing higher volumes of material, offset somewhat by lower steam expense attributable to decreased natural gas prices.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $26.7 million during Fiscal 1995, a $1.0 million increase from $25.7 million during Fiscal 1994. The increase in expenses was primarily related to increases in compensation and related costs and increases in product development costs.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $2.7 million, to $22.6 million during Fiscal 1995 as compared to $19.9 million during Fiscal 1994. This increase was due to additional depreciation on fixed asset additions.

                                INTEREST EXPENSE

         Interest expense decreased $1.9 million, to $13.3 million during Fiscal 1995 as compared to $15.2 million during Fiscal 1994. This decrease is a result of the interest rate on the Company's outstanding Subordinated Notes decreasing from 13.75% in Fiscal 1994 to 11.0% per annum in Fiscal 1995.

                                  INCOME TAXES

         In Fiscal 1995, the Company recorded a $8.7 million income tax expense which consisted of $7.8 million of federal tax expense and $0.9 million for various state taxes. In Fiscal 1994, the Company recorded a $3.4 million income tax expense which consisted of $3.6 million of federal tax expense and $0.5 million of state tax expense, offset by $0.7 million of foreign tax benefit.

                              CAPITAL EXPENDITURES

         The Company's capital expenditures consist primarily of investments in facilities, collection operations and environmental equipment. The Company made capital expenditures of $24.6 million during Fiscal 1995 as compared to $17.8 million in Fiscal 1994.

                         ------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     Effective May 23, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a Term Loan Facility ("Term Loan Facility"), Revolving Loan Facility ("Revolving Loan Facility"), and an Acquisition Line ("Acquisition Line"). As of December 28, 1996, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan Facility bears interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.0% at December 28, 1996) which floats depending on the Company's compliance with certain financial covenants. The Term Loan Facility is payable by the Company in quarterly installments of $2,000,000 commencing March 31, 1996 through December 31, 1999; and an installment of $6,000,000 due on March 31, 2000, with the remaining balance due on June 30, 2000. As of December 28, 1996, $38,000,000 was outstanding under the Term Loan Facility.

         The Revolving Loan Facility provides for borrowings up to a maximum of $25,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Loan Facility bear interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.0% at December 28, 1996) or, for swingline advances, at a Base Rate (8.25% at December 28,
1996). Additionally, the Company must pay a commitment fee equal to 0.375% on the unused portion of the Revolving Loan Facility. The Revolving Loan Facility matures on June 30, 2000. As of December 28, 1996, $5,000,000 was outstanding under the Revolving Loan Facility. As of December 28, 1996, the Company had outstanding irrevocable letters of credit aggregating $8,513,648.

     The Acquisition Line provides for borrowings to a maximum of $40,000,000. Outstanding borrowings on the Acquisition Line bear interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.25% at December 28,
1996). Outstanding borrowings under the Acquisition Line as of June 30, 1997 convert to term debt on that date. At that time, the Acquisition Line is payable by the Company in quarterly installments of $2,500,000 commencing October 1, 1997 through June 30, 1999; and $5,000,000 commencing October 1, 1999 through June 30, 2000. On May 8, 1996, the Company borrowed $10,400,000 against the Acquisition Line to purchase 100% of the stock of Standard Tallow. On August 30, 1996, the Company borrowed $29,600,000 against the Acquisition Line to purchase 100% of the stock of IPC. As of December 28, 1996, $40,000,000 was outstanding under the Acquisition Line.

         All accounts receivable, inventory and certain related intangibles of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, payment of cash dividends, and expenditures for capital and environmental needs and requires the maintenance of certain minimum ratios. As of December 28, 1996, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The Company has Subordinated Notes outstanding with a face amount of $69,976,000. The Subordinated Notes bear interest payable semi-annually at 11% per annum until maturity, July 15, 2000.

     On December 28, 1996, the Company had a working capital deficit of $8.0 million and its working capital ratio was 0.90 to 1 compared to working capital of $12.9 million and a working capital ratio of 1.25 to 1 on December 30, 1995. The decrease in working capital is primarily the result of the acquisitions of IPC and Standard Tallow combined with the $6.5 million increase in current maturities of long-term debt and the $5.1 million increase in the Company's reserves for loss contingencies related to the anticipated settlement of environmental violations at the Company's Blue Earth, Minnesota plant. Net cash provided by operating activities has increased $12.2 million from $34.2 million during Fiscal 1995 to $46.4 million during Fiscal 1996. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.

ACCOUNTING MATTERS

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Pages
         Independent Auditors' Report                                        17
         Consolidated Balance Sheets-
                December 28, 1996 and December 30, 1995                      18
         Consolidated Statements of Operations -
                Three years ended December 28, 1996                          19
         Consolidated Statements of Stockholders' Equity -
                Three years ended December 28, 1996                          20
         Consolidated Statements of Cash Flows -
                Three years ended December 28, 1996                          21
         Notes to Consolidated Financial Statements -
                December 28, 1996 and December 30, 1995                      22

         Financial Statement Schedule:
                II - Valuation and Qualifying Accounts                       37


               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Darling International Inc.:


We have audited the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                              KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     December 28, 1996 and December 30, 1995
                 (in thousands, except share and per share data)


                                                     December 28,   December 30,
                                                         1996           1995
ASSETS (note 8)

Current assets:
     Cash and cash equivalents                         $ 12,956       $  11,649
     Accounts receivable, principally trade, less
        allowance of $302 and $147                       35,966          30,230
     Inventories (note 4)                                12,643          11,584
     Prepaid expenses                                     1,493           2,963
     Deferred income tax assets (note 11)                 6,184           4,281
     Other                                                  484           3,394
                                                        -------         -------
              Total current assets                       69,726          64,101

Property, plant and equipment, net (note 5)             175,786         155,065
Collection routes and contracts, less accumulated
   amortization of $3,222 and 7,854                      59,940          42,893
Goodwill, less accumulated amortization of
   $293 at December 28, 1996 (note 2)                    19,905               -
Other assets (note 6)                                     4,288           4,003
                                                        -------         -------
                                                       $329,645        $266,062
                                                        =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (note 9)       $  15,598       $   9,060
     Accounts payable, principally trade                 27,732          17,378
     Accrued expenses (note 7)                           30,118          20,831
     Accrued interest (note 9)                            4,293           3,896
                                                        -------         -------
              Total current liabilities                  77,741          51,165

Long-term debt, less current portion (note 9)           138,173         117,096
Other noncurrent liabilities (note 10)                   20,376          15,233
Deferred income taxes (note 11)                          29,322          27,735
                                                        -------         -------
              Total liabilities                         265,612         211,229
                                                        -------         -------

Stockholders' equity (notes 3, 9, 11 and 12):
     Common stock, $.01 par value; 10,000,000 shares
         authorized, 5,151,979 and 5,085,510 shares
         issued and outstanding                              52              51
     Additional paid-in capital                          34,570          33,045
     Retained earnings                                   29,411          21,737
                                                        -------         -------
              Total stockholders' equity                 64,033          54,833
                                                        -------         -------
Commitments and contingencies (notes 8 and 15)
                                                       $329,645        $266,062
                                                        =======         =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations
                       Three years ended December 28, 1996
                      (in thousands, except per share data)


                                                               December 28,       December 30,        December 31,
                                                                  1996               1995               1994
                                                               ------------       -----------         -----------
Net sales (note 14)                                            $488,914           $421,608            $354,333
                                                                -------            -------             -------
Costs and expenses:
     Cost of sales and operating expenses                       395,025            336,248             282,908
     Selling, general and administrative expenses                32,767             26,675              25,680
     Depreciation and amortization                               27,611             22,576              19,871
     Provision for loss contingencies                             6,075                  -                   -
                                                                -------            -------             -------
         Total costs and expenses                               461,478            385,499             328,459
                                                                -------            -------             -------
         Operating profit                                        27,436             36,109              25,874
                                                                -------            -------             -------
Other income (expense):
     Interest expense (note 9)                                  (12,994)           (13,311)            (15,206)
     Other, net                                                     537                322                  80
                                                                -------            -------             -------
         Total other income (expense)                           (12,457)           (12,989)            (15,126)
                                                                -------            -------             -------

Income before income taxes                                       14,979             23,120              10,748
Income tax expense (note 11)                                      7,305              8,740               3,391
                                                                -------            -------             -------
         Net earnings                                          $  7,674           $ 14,380            $  7,357
                                                                =======            =======             =======

Net earnings per common share (note 1)                          $ 1.38              $ 2.70              $ 1.47
                                                                 =====               =====               =====

Fully diluted earnings per common share (note 1)                $ 1.38              $ 2.67              $ 1.47
                                                                 =====               =====               =====



                          The accompanying notes are an
           integral part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                       Three years ended December 28, 1996
                        (In thousands, except share data)


                                         Common stock        Class A common stock
                                      --------------------   --------------------
                                                                                    Additional
                                       Number     $.01 par   Number      $.01 par   paid-in      Retained      Total
                                     of shares      value    of shares      value   capital      earnings      stockholders'
                                                                                                               equity
--------------------------------------------------------------------------------------------------------------------------------


Balances at January 1, 1994          4,749,620    $  47       249,975    $  3       $  26,977    $     -       $27,027


Exchange of Class A common stock
     for common stock                  249,975        3      (249,975)     (3)              -          -             -

Tax benefits relating to January
1, 1994 valuation allowance                  -        -             -       -           5,098          -         5,098

Net earnings                                 -        -             -       -               -      7,357         7,357
                                     ---------    -----      ---------   ----       ---------     ------        ------

Balances at December 31, 1994        4,999,595       50             -       -          32,075      7,357        39,482



Issuance of common stock                85,915        1             -       -             759          -           760

Tax benefits relating to January
1, 1994 valuation allowance                  -        -             -       -             211          -           211

Net earnings                                 -        -             -       -               -     14,380        14,380
                                     ---------    -----      --------    ----       ---------     ------       -------


Balances at December 30, 1995        5,085,510       51             -       -          33,045     21,737        54,833



Issuance of common stock                66,469        1             -       -             619          -           620

Tax benefits relating to January
1, 1994 valuation allowance                  -        -             -       -             906          -           906

Net earnings                                 -        -             -       -               -      7,674         7,674
                                     ---------    -----      --------    ----       ---------     ------       -------


Balances at December 28, 1996        5,151,979    $  52             -    $  -       $  34,570    $ 29,411      $ 64,033
                                     =========     ====      ========    ====        ========     =======       =======



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                       Three years ended December 28, 1996
                                 (in thousands)

                                                            December 28,       December 30,      December 31,
                                                              1996                 1995             1994
                                                            ---------          -----------       -----------
Cash flows from operating activities:
     Net earnings                                           $   7,674          $  14,380         $    7,357
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
         Depreciation and amortization                         27,611             22,576             19,871
         Deferred income tax expense (benefit)                    (88)             6,319              1,263
         Loss on sale of assets                                   294                196                465
         Changes in  operating  assets  and  liabilities,
           net of  effects  from acquisitions:
             Accounts receivable                                1,978             (3,418)            (3,853)
             Inventories and prepaid expenses                   3,724              2,244             (7,752)
             Accounts payable and accrued expenses              4,007             (2,170)            10,453
             Accrued interest                                     391               (653)             4,260
             Other                                                824             (5,278)               510
                                                             --------          ---------         ----------
                Net cash provided by operating activities      46,415             34,196             32,574
                                                             --------          ---------         ----------

Cash flows from investing activities:
    Recurring capital expenditures                            (25,111)           (22,649)           (17,822)
    Capital expenditures related to acquisitions               (3,520)            (1,987)                 -
    Net proceeds from sale of property, plant and equipment,
        assets held for disposition and other assets              507                721                754
    Payments for routes                                          (707)            (4,051)            (1,725)
    Net cash paid as a result of acquisitions (note 1)         (2,098)                 -                  -
                                                              --------          ---------         ----------
                Net cash used in investing activities         (30,929)           (27,966)           (18,793)
                                                              --------          ---------         ----------

Cash flows from financing activities:
     Proceeds from long-term debt                              20,124            107,178             53,013
     Payments on long-term debt                               (33,223)          (105,931)           (65,968)
     Contract payments                                         (1,700)              (916)            (1,048)
     Deferred loan costs                                            -               (740)                 -
     Issuance of common stock                                     620                760                  -
                                                             --------          ---------         ----------
                Net cash provided by (used in)
                 financing activities                         (14,179)               351            (14,003)
                                                             --------          ---------         ----------
Net increase (decrease) in cash and cash equivalents            1,307              6,581               (222)

Cash and cash equivalents at beginning of year                 11,649              5,068              5,290
                                                             --------          ---------          ---------
Cash and cash equivalents at end of year                    $  12,956         $   11,649         $    5,068
                                                             ========          =========          =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest                                             $  12,603         $   13,964         $   10,947
                                                             ========          =========          =========
       Income taxes, net of refunds                         $   1,647         $    3,920         $    1,689
                                                             ========          =========          =========



                   The accompanying notes are an integral part of these consolidated financial statements.

                           DARLING INTERNATIONAL INC.

                 Notes to the Consolidated Financial Statements
                     December 28, 1996 and December 30, 1995


(1) GENERAL

   (a)  NATURE OF OPERATIONS

           Darling International Inc. (the "Company") believes it is the largest independent recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products, used restaurant cooking oil and bakery by-products from butcher shops, grocery stores, independent meat and poultry processors, restaurants and bakeries nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, yellow grease and dried bakery product. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

   (b)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (1)  Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (2)  Fiscal Year

            The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 1996, the 52 weeks ended December 30, 1995, and the 52 weeks ended December 31, 1994.

       (3)  Inventories

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (4)  Property, Plant and Equipment

            Historically, property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets, which range from three to 30 years. In accordance with Fresh Start Reporting (see Note 3), property, plant and equipment were restated to their approximate fair value. Subsequent additions are recorded at cost.

            Maintenance  and repairs are charged to expense as incurred  and
            expenditures   for   major   renewals   and   improvements   are
            capitalized.

       (5)  Collection Routes and Contracts

            Collection routes, restrictive covenants and consulting agreements are recorded at cost and are amortized using the straight-line method over periods ranging from three to 15 years.

       (6)  Goodwill

            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not exceeding 30 years. Annually, the Company makes an assesment to determine the recoverability of this intangible asset.

       (7)  Environmental Expenditures

            Environmental expenditures incurred to mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations are capitalized. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenues are expensed or charged against established environmental reserves. Reserves are established when environmental assessments and/or clean-up requirements are probable and the costs are reasonably estimable.

       (8)  Income Taxes

            The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (9)  Income Per Common Share

            Net earnings per common share are computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options. Stock options are excluded from the computations for the year ended December 31, 1994 because the effect is antidilutive or immaterial.

      (10)   Stock Option Plans

            Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion
            No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


      (11)  Statements of Cash Flows

            The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

      (12)  Supplemental Schedule of Non-cash Investing and Financing
            Activities

            During the year ended December 28, 1996, non-cash investing and financing activities included the purchase of 100% of the common stock of Standard Tallow for $10,400,000. Assets acquired, liabilities assumed, and consideration paid for this acquisition are as follows (in thousands):

                    Fair value of assets acquired, less cash      $  20,066
                    Liabilities assumed and incurred                (11,094)
                    Bank debt incurred                              (10,400)
                                                                    -------
                         Cash (received)paid upon purchase        $  (1,428)
                                                                   ========


            In addition, the Company purchased 100% of the common stock of International Processing Corporation and International Transportation Service, Inc. (collectively referred to as "IPC") for $30,000,000. Assets acquired, liabilities assumed and
            consideration   paid  for this  acquisition  are  as  follows    (in
            thousands):

                    Fair value of assets acquired, less cash      $  47,835
                    Liabilities assumed and incurred                (14,710)
                    Bank debt incurred                              (29,600)
                                                                     ------
                         Cash (recieved)paid upon purchase       $    3,525
                                                                   ========


      (13)  Use of Estimates

            The   preparation  of the  consolidated  financial  statements in conformity with generally ccepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (14)  Impairment of Long-Lived Assets and Long-Lived Assets To Be
            Disposed Of

            The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on December 31, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (15)  Financial Instruments

            The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates approximates the fair value due to the short maturity of these instruments.

            The carrying amount of outstanding borrowings under the Credit Agreement at December 28, 1996 and December 30 1995 approximates the fair value since the borrowings bear interest at current market rates.

            The fair market value of the Subordinated Notes approximated $73,000,000 at December 28, 1996 and $72,000,000 at December
            30, 1995. The fair value of the Subordinated Notes was based on current borrowing rates available for financings with non-rated, non-investment grade bonds with similar terms and maturities.

(2)    ACQUISITIONS

       On August 30, 1996, the Company acquired 100% of the outstanding capital stock of IPC in accordance with a Stock Purchase Agreement (dated August 30, 1996, between the Company, IPC and the stockholders of IPC (the "Sellers")). IPC processes by-products collected from bakeries, pasta manufacturers, confectioners and snack food producers for sale to the animal feed industry. The purchase price for the capital stock of
       IPC was $30,000,000. The purchase price was paid in cash and was determined by agreement between the Company and the Seller. The Company funded $29.6 million of the purchase price with funds financed under the Acquisition Facility pursuant to the Credit Agreement among the Company, The First National Bank of Boston, as agent, and Harris Trust and Savings Bank, as co-agent. The remaining $400,000 of the purchase price was funded out of cash on hand. In connection with the acquisition, the Company also paid approximately $2.8 million in full payment and retirement of certain indebtedness of IPC. The Company used cash on hand to fund the repayment of such indebtedness.

       The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and operations since the acquisition date have been included in the consolidated statements of earnings. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill in the amount of $15.9 million and will be amortized over 30 years.

       The pro forma results of operations which follow assume that the acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for depreciation and amortization and interest related to the acquisition.

                                         (in thousands, except per share data)

                                             Year ended       Year ended
                                            December 28,     December 31,
                                                1996             1995
                                            (unaudited)       (unaudited)
                                           -------------    -------------
            Sales                            $  544,436       $  477,459
            Net earnings                         10,298           14,227
            Earnings per share                   $1.86            $2.67


       On May 8, 1996, the Company acquired 100% of the common stock of Standard Tallow for $10,400,000. The Company recorded goodwill associated with this acquisition in the amount of $4.3 million which will be amortized over 30 years.

(3)    THE SETTLEMENT AND FRESH START REPORTING

         On October 22, 1993, the Company entered into a settlement agreement providing for a restructure of the Company's debt and equity and resolution of a class action lawsuit ("the Settlement"). On December 29, 1993 (the "Effective Date"), the Settlement was consummated and became binding on all original note holders.

         The Settlement was accomplished pursuant to a court order which was tantamount to a prepackaged bankruptcy despite the fact that the Settlement did not occur under the Bankruptcy Code. Accordingly, the Company has accounted for the Settlement using "Fresh Start Reporting" as of January 1, 1994 in accordance with Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under the United States Bankruptcy Code" ("SOP 90-7") issued by the American Institute of Certified Public Accountants.

         Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994. The historical values of the Company's liabilities, other than deferred income taxes, approximated fair value at January 1, 1994. Deferred income taxes were recorded in conformity with generally accepted accounting principles. The Company's accumulated deficit was eliminated as of January 1, 1994.

(4)    INVENTORIES

       A summary of inventories follows (in thousands):

                                              December 28,     December 30,
                                                 1996             1995
                                             -------------     -----------
              Finished product                 $ 12,005          $ 11,038
              Supplies and other                    638               546
                                              ---------         ---------
                                               $ 12,643          $ 11,584
                                                =======           =======

(5)    PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment follows (in thousands):

                                             December 28,      December 30,
                                                  1996              1995
                                            -------------      ------------
             Land                              $  20,717         $  18,545
             Buildings and improvements           26,113            22,730
             Machinery and equipment             122,195           100,632
             Vehicles                             50,269            39,994
             Construction in process              12,465             7,362
                                               ---------        ----------
                                                 231,759           189,263
             Accumulated depreciation            (55,973)          (34,198)
                                               ---------         ---------
                                                $175,786          $155,065
                                                 =======           =======

(6)    OTHER ASSETS

       Other assets consist of the following (in thousands):

                                                December 28,      December 30,
                                                    1996              1995
                                              --------------      ------------
             Prepaid pension cost (note 13)       $  2,028          $  2,250
             Deposits and other                      2,260             1,753
                                                   -------           -------
                                                  $  4,288          $  4,003
                                                   =======           =======

(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):

                                                  December 28,      December 30,
                                                      1996              1995
                                                -------------       ------------
             Insurance                             $   2,257         $   3,787
             Compensation and benefits                 4,854             5,328
             Utilities and sewage                      2,904             2,240
             Reserve for environmental and
                 litigation matters (note 15)          7,350             2,000
             Income taxes payable                      3,034               297
             Other                                     9,719             7,179
                                                    --------           -------
                                                    $ 30,118          $ 20,831
                                                     =======           =======
(8)    LEASES

       The Company leases nine plants and storage locations, four office locations and a portion of its transportation equipment. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 28, 1996, are as follows (in thousands):

           Period Ending Fiscal                              Operating Leases
           -------------------                              ----------------
              1997                                               $ 2,143
              1998                                                 1,732
              1999                                                 1,442
              2000                                                 1,280
              2001                                                 1,058
              Thereafter                                           9,733
                                                                  ------
                     Total                                       $17,388
                                                                  ======

       Rent expense for the years ended December 28, 1996, December 30, 1995 and
       December   31,   1994  was   $1,929,000,   $1,163,000   and   $1,081,000,
       respectively.

(9)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                    December 28,    December 30,
                                                        1996            1995
                                                   -------------    -----------
         Credit Agreement:
             Revolving Loan Facility                $    5,000      $    5,000
             Term Loan Facility                         38,000          47,000
             Acquisition Line                           40,000               -
         First Priority Senior Subordinated Notes       69,976          69,976
         Other notes                                       795           4,180
                                                    ----------       ---------
                                                       153,771         126,156
         Less current maturities                        15,598           9,060
                                                     ---------       ---------
                                                      $138,173        $117,096
                                                       =======         =======

       CREDIT AGREEMENT

       Effective May 23, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a Revolving Loan Facility, Term Loan Facility, and an Acquisition Line.

       The Revolving Loan Facility provides for borrowings up to a maximum of $25,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Loan Facility bear interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.0% at December 28, 1996) or, for swingline advances, at a Base Rate (8.25% at December 28, 1996). Additionally, the Company must pay a commitment fee equal to 0.375% on the unused portion of the Revolving Loan Facility. The Revolving Loan Facility matures on June 30, 2000. As of December 28, 1996, $5,000,000 was outstanding under the Revolving Loan Facility. As of December 28, 1996, the Company had outstanding irrevocable letters of credit aggregating $8,513,648.

       The Term Loan Facility bears interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.00% at December 28, 1996) which floats depending on the Company's compliance with certain financial covenants. The Term Loan Facility is payable by the Company in quarterly installments of $2,000,000 commencing on March 31, 1996 through December 31, 1999; and an installment of $6,000,000 due on March 31, 2000, with the remaining balance due on June 30, 2000. As of December 28, 1996, $38,000,000 was outstanding under the Term Loan Facility.

       The Acquisition Line provides for borrowings to a maximum of $40,000,000. Outstanding borrowings on the Acquisition Line bear interest, payable monthly, at LIBOR (5.6055% at December 28, 1996) plus a margin (1.25% at December 28, 1996). Outstanding borrowings under the Acquisition Line as of June 30, 1997 convert to term debt on that date. At that time, the Acquisition Line is payable by the Company in quarterly installments of $2,500,000 commencing October 1, 1997 through June 30, 1999; and
       $5,000,000 commencing October 1, 1999 through June 30, 2000. On May 8, 1996, the Company borrowed $10,400,000 against the Acquisition Line to purchase 100% of the stock of Standard Tallow. On August 30, 1996 the Company borrowed $29,600,000 against the Acquisition Line to purchase 100% of the stock of IPC. As of December 28, 1996, $40,000,000 was
       outstanding   under  the Acquisition Line.

       All accounts receivable, inventory and certain related intangibles of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, payment of cash dividends, and expenditures for capital and environmental needs and require the maintenance of certain minimum financial ratios. As of December 28, 1996, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

       SUBORDINATED NOTES

       The Subordinated Notes have a face amount of $69,976,000, are unsecured, and bear interest at a rate of 13.75% per annum for the period from December 29, 1993 through December 30, 1995 and 11% per annum thereafter until maturity. Interest is payable in cash on each January 15 and July 15, beginning July 15, 1994. The Subordinated Notes are subject to redemption in whole or in part at the option of the Company at redemption prices, plus accrued and unpaid interest. The Subordinated Notes mature on July 15, 2000 and are subordinate to all outstanding borrowings under the Credit Agreement.

       The Subordinated Notes indenture contains certain terms and covenants, which primarily relate to asset sales, additional indebtedness, dividend payments and early redemption of capital stock. Under the Subordinated Notes indenture, the Company is permitted to incur additional indebtedness within certain limits and subject to certain performance criteria.

       OTHER

       Aggregate maturities of long-term debt subsequent to December 28, 1996 are as follows (in thousands):

                                  1997                               $15,598
                                  1998                                18,113
                                  1999                                23,084
                                  2000                                96,976


 (10)  OTHER NONCURRENT LIABILITIES

       Other noncurrent liabilities consist of the following (in thousands):

                                                 December 28,     December 30,
                                                     1996             1995
                                                 ------------     -----------
         Reserve for insurance, environmental
           and litigation matters (note 15)          $  9,829        $10,395
         Liabilities associated with consulting
           and noncompete agreements                    9,356          3,714
         Other                                          1,191          1,124
                                                      -------        -------
                                                     $ 20,376        $15,233
                                                       ======         ======

       The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with Statement of Financial Accounting Standards No. 106 and the effect on the Company's financial position and results of operations is immaterial.


 (11)  INCOME TAXES

       Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

                               December 28,    December 30,     December 31,
                                    1996            1995             1994
                              ------------     ------------     -----------
          Current:
                 Federal            $6,801          $1,883           $1,755
                 State                 592             509              373
              Foreign                    -              29                -
          Deferred:
                 Federal               (62)          5,921            1,884
                 State                 (26)            398              161
              Foreign                    -               -             (782)
                                     -----           -----            -----
                                    $7,305          $8,740           $3,391
                                     =====           =====            =====

       Income tax expense for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income before income taxes as a result of the following (in thousands):


                                                                   December 28,    December 30,    December 31,
                                                                       1996            1995            1994
                                                                   -----------     ------------    -----------

         Computed "expected" tax expense                           $  5,243        $  8,092        $  3,762
         State income taxes, net of federal benefit                     368             590             347
         Tax-exempt income of foreign sales corporation                (323)           (448)           (587)
         Nondeductible fines and penalties (note 15)                  1,058               -               -
         Other, net                                                     959             506            (131)
                                                                   --------        --------        --------
                                                                   $  7,305        $  8,740        $  3,391
                                                                    =======         =======         =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 1996 and December 30, 1995 are presented below (in thousands):

                                                                  December 28,      December 30,
                                                                     1996              1995
                                                                  -----------       -----------
       Deferred tax assets:
         Net operating loss carryforwards                         $ 29,859          $ 32,042
         Foreign tax credits and capital loss carryforwards          4,434             4,434
         Loss contingency reserves                                   6,038             5,700
         Deferred loan and other costs capitalized and
            amortized for tax purposes                                 890             1,142
         Other                                                       2,112             2,333
                                                                   -------           -------
                   Total gross deferred tax assets                  43,333            45,651
                   Less valuation allowance                        (19,472)          (20,402)
                                                                   -------           -------
                   Net deferred tax assets                          23,861            25,249
                                                                   -------           -------
       Deferred tax liabilities:
         Collection routes and contracts                           (13,337)          (13,352)
         Property, plant and equipment                             (32,812)          (34,456)
         Other                                                        (850)             (895)
                                                                   --------          -------
                   Total gross deferred tax liabilities            (46,999)          (48,703)
                                                                   -------           -------
                                                                  $(23,138)         $(23,454)
                                                                   =======           =======

       The portion of the deferred tax assets and liabilities expected to be recognized in fiscal 1997 has been recorded at December 28, 1996 in the accompanying consolidated balance sheet as a net current deferred income tax asset of $6,184,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $29,322,000 at December 28, 1996 in the accompanying consolidated balance sheet.

       The valuation allowance for deferred tax assets as of December 28, 1996 and December 30, 1995 was $19,472,000 and $20,402,000, respectively. The net changes in the total valuation allowance for the years ended December 28, 1996 and December 30, 1995 were decreases of $930,000 and $1,329,000, respectively. The Company believes that the remaining net deferred tax assets at December 28, 1996 and December 30, 1995 will be realized primarily through future reversals of existing taxable temporary differences.

       At December 28, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $78,575,000 which are available to offset future federal taxable income through 2008. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its net operating loss carryforwards is limited to $3,400,000 per year for the remaining  life  of the  net  operating  losses.  The  Company  also  has approximately $3,780,000 of foreign tax credits and approximately $314,000 of capital loss carryforwards which are available to reduce future federal income taxes, if any, through 1998.

       The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance ($906,000 in 1996, $211,000 in 1995 and $5,098,000 in
       1994) as a direct addition to additional paid-in capital.


(12)   STOCKHOLDERS' EQUITY

       (a)    COMMON EQUITY

              On December 29, 1993, the Company issued 4,749,620 and 249,975 shares of the Company's common stock and Class A common stock, respectively. On November 2, 1994, all shares of Class A common stock were converted to common stock on a one-for-one basis.

       (b)    STOCK OPTIONS

              At December 29, 1993, the Company granted options to purchase 128,205 shares of the Company's Class A common stock to the former owners of the Redeemable Preferred Stock. The options have a term of ten years from the date of grant and may be exercised at a price of $10.35 per share (approximated market value at the date of grant). On November 2, 1994, all outstanding shares of Class A common stock were converted into an equal number of shares of common stock and all options to purchase Class A common stock became options to purchase common stock.

              The 1993 Flexible Stock Option Plan and the 1994 Employee Flexible Stock Option Plan provide for the granting of stock options to key officers and salaried employees of the Company and its subsidiaries. Options to purchase common stock were granted at a price approximating fair market value at the date of grant. Options granted under the plans expire ten years from the date of grant. Vesting occurs on each anniversary of the grant date as defined in the specific option agreement. The plans also provide for the acceleration by one year of vesting of all non-vested shares upon the termination of the employee's employment in certain circumstances or upon a change in management control.

              The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of December 28, 1996, options to purchase 82,000 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $10.00 - $27.125 per share (approximated market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

              The per share weighted average fair value of stock options granted during 1996 and 1995 was $13.89 and $8.22, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                                  1996           1995
                                               ----------      --------
                  Expected dividend yield         0.0%           0.0%
                  Risk-free interest rate         6.6%           6.5%
                  Expected life                 10 years       10 years
                  Expected volatility             6.20           5.59


              The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements as stock options were granted at market value on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below (in thousands, except per share):


                                                              1996         1995
                                                            -------       ------
                  Net earnings:
                                            As reported      $7,674      $14,380
                                            Pro forma        $7,104      $14,308

                  Primary earnings per common share:
                                            As reported       $1.38       $2.70
                                            Pro forma         $1.28       $2.69

              Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 are not considered.

              A summary of transactions for all stock options granted follows:

                                                                                 Option exercise    Weighted-average
                                                                 Number of       price              exercise price
                                                                 shares          per share          per share
                                                                 -----------     ---------------    ----------------

             Options outstanding at January 1, 1994               622,705        $8.57 - 10.35      $ 8.94
                    Granted                                       182,300         10.00 - 12.375     12.01
                    Canceled                                      (49,450)             8.57           8.57
                                                                 --------
             Options outstanding at December 31, 1994             755,555         8.57 - 12.375       9.70
                    Granted                                       247,700         13.875 - 27.75     17.08
                    Canceled                                       (9,430)        10.00 - 12.375      8.85
                    Exercised                                     (85,915)        8.57 - 12.375      11.04
                                                                 --------
             Options outstanding at December 30, 1995             907,910         8.57 - 27.75       11.78
                    Granted                                       145,900         26.375-30.875      28.84
                    Canceled                                       (9,536)        8.57 - 12.375       9.30
                    Exercised                                     (66,564)        8.57 - 12.375      10.20
                                                                 --------
             Options outstanding at December 28, 1996             977,710         8.57 - 30.875      14.51
                                                                 ========
             Options exercisable at December 28, 1996             490,587        $8.57 - 30.875     $11.89
                                                                 ========

         At December 28, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.57 - $30.875 and 7.89 years, respectively.

         At December 28, 1996 and December 31, 1995, the number of options exercisable was 349,335 and 490,587, respectively, and the weighted-average exercise price of those options was $10.31 and $11.89, respectively.

(13)   EMPLOYEE BENEFIT PLANS

       The Company has retirement and pension plans covering substantially all of its employees. Most retirement benefits are provided by the Company under separate final-pay noncontributory pension plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.

       The Company's funding policy for those plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

       The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (October 1, 1996 and 1995 (in thousands):

                                                                   December 28, 1996               December 30, 1995
                                                               -------------------------     -------------------------
                                                               Assets        Benefits        Assets          Benefits
                                                               exceed        exceed          exceed          exceed
                                                               benefits      assets          benefits        assets
                                                               ------------------------      -------------------------
        Actuarial present value of benefit obligations:
              Vested benefit obligation                        $29,317       $  2,023        $  3,184        $ 27,057
                                                                ======        =======         =======         =======
              Accumulated benefit obligation,
                 including vested benefits                      29,103          2,163           3,352          27,205
                                                               =======         ======         =======         =======
        Projected benefit obligation for
                 services rendered to date                      32,341          2,163           3,352          30,100
        Plan assets at fair value (primarily equity and
                 debt instruments)                              33,234          1,978           3,996          29,452
                                                               -------        -------         -------         -------
        Plan assets in excess of (less than)
                 projected benefit obligation                      893           (185)            644            (648)
        Unrecognized net loss from past
                 experience different from that assumed
               and effects of changes in assumptions               840            468             344           1,720
        Adjustment for contributions made from
               measurement date to year end                         -              12              23             167
                                                               -------       --------         -------         -------
        Prepaid pension cost
                 included in consolidated balance sheet       $  1,733      $     295        $  1,011        $  1,239
                                                               =======       ========         =======         =======

       Net pension cost includes the following components (in thousands):

                                      December 28,   December 30,   December 31,
                                          1996            1995           1994
                                      -----------    -----------    ------------
       Service cost                      $  1,033      $     779       $    906
       Interest cost                        2,463          2,241          2,086
       Actual return on plan assets        (2,737)        (4,363)           892
       Net amortization and deferral         (154)         1,839         (3,445)
                                         --------       --------         ------
             Net pension cost            $    605      $     496       $    439
                                         ========       ========        =======

       Assumptions  used in accounting  for the employee  benefit  pension plans were:
                                                      December 28,  December 30,
                                                           1996         1995
                                                      ------------  -----------
       Weighted average discount rate                    7.75%         7.50%
       Rate of increase in future compensation levels    5.02%         5.90%
       Expected long-term rate of return on assets       8.75%         8.75%


       The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans' net assets is not available. The cost of such plans amounted to $1,333,000, $1,288,000, and $1,252,000 for the years ended
       December   28,  1996,   December   30,  1995,   and  December  31,  1994,
       respectively.


(14)   NET SALES

       The Company has no foreign operations, other than those associated with a former plant in Canada, but exports a portion of its products to customers in various foreign counties. Total export sales were $119,055,000, $169,829,000, and $105,698,000 for the years ended December
       28, 1996, December 30, 1995, and December 31, 1994, respectively.

       Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company's net sales in 1996, 1995 and 1994.


(15)  CONTINGENCIES

    (a)   ENVIRONMENTAL

          Blue Earth

          The U. S. Attorney for the District of Minnesota and the State of Minnesota since 1992 have been conducting an investigation of alleged state and federal wastewater violations at the Company's Blue Earth, Minnesota plant. The Company has fully cooperated with the government in its investigation and continues to do so. The Company and the U.S. Attorney have reached a settlement providing for payment of a total of $4,000,000. This settlement payment is intended to resolve all federal and state civil, criminal and administrative claims, through payment of civil and criminal fines and penalties, as well as funding the restitution, remediation and community service required as part of the criminal settlement. The settlement is subject to court approval, and is subject to the resolution of pending negotiations with the U.S. Environmental Protection Agency of the terms of a Consent Decree. The Company recorded a provision for loss contingency of $6,100,000 during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.

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

           Underground Storage Tanks

           The Company's processing operations do not produce toxic wastes; however, the Company does operate underground fuel storage tanks ("UST's") that are subject to federal, state and local laws and regulations. As of December 28, 1996, the Company has removed or closed 165 of its 177 UST's. The Company plans to remove an additional number of UST's in 1997.

        (b)LITIGATION

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


       The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

       The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $10,000,000 and $19,100,000 at December 28, 1996. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $20,847,000 and $16,325,000 at December 28, 1996 and December 30, 1995,
       respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which would not be covered by insurance, although potentially material to the results of operations in any one year, would not likely have a material adverse effect on the Company's financial position.



 (16)   QUARTERLY FINANCIAL DATA
        (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                              Year Ended December 28, 1996
                                                ----------------------------------------------------------------------
                                                First Quarter      Second Quarter    Third Quarter     Fourth Quarter
          Net sales                             $109,741           $114,253          $127,249          $137,672
          Operating profit                         8,918              9,223             3,203             6,092
          Net earnings (loss)                      3,931              3,613            (1,253)            1,382
          Primary earnings (loss) per share         0.72              0.65             (0.24)             0.25


                                                              Year Ended December 30, 1995
                                          ----------------------------------------------------------------------

                                                First Quarter     Second Quarter    Third Quarter    Fourth Quarter
          Net sales                             $106,590          $105,658          $95,467          $113,893
          Operating profit                        11,908             9,977            6,319             7,905
          Net earnings                             5,049             4,433            2,061             2,837
          Primary earnings per share               1.01              0.84             0.38              0.52


                           DARLING INTERNATIONAL INC.

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                             Additions Charged to:
                                           Balance at       -----------------------                 Balance at
                                           Beginning        Costs and                               End of
               Description                 of Period        Expenses      Other         Deductions  Period
------------------------------------------ ------------- -------------- -----------     ----------  ----------

Accumulated amortization of collection routes and contracts:

Year ended December 28, 1996               $    7,854       $    5,036    $       -     $ 9,668     $  3,222
                                             ========        =========      =======      ======      =======


Year ended December 30, 1995               $    3,877       $    3,977    $       -     $     -     $  7,854
                                             ========         ========      =======      ======       ======


Year ended December 31, 1994               $       -        $    3,877    $       -     $     -     $  3,877
                                             ========         ========      =======      ======       ======


Accumulated amortization of goodwill:

Year ended December 28, 1996               $       -        $      293    $      -      $     -     $   293
                                             ========        =========      =======      ======      ======


Note:  Deductions consist of the write-off of fully amortized collection routes and contracts in 1996.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                     PART II



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the section entitled "Election of Directors" included in the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                     PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

     (1) The following consolidated financial statements are included in Item 8.

                                                                           Pages
          Independent Auditors' Report                                        17
          Consolidated Balance Sheets-
                   December 28, 1996 and December 30, 1995                    18
          Consolidated Statements of Operations -
                   Three years ended December 28, 1996                        19
          Consolidated Statements of Stockholders' Equity -
                   Three years ended December 28, 1996                        20
          Consolidated Statements of Cash Flows -
                   Three years ended December 28, 1996                        21
          Notes to Consolidated Financial Statements -
                   December 28, 1996 and December 30, 1995                    22
          Quarterly Data                                                      36


     (2)  The following financial statement schedule is included in Item 8.

          Schedule II - Valuation and Qualifying Accounts                     37

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


     (3)  (a)  Exhibits

          Exhibit No.                       Description

          2     *     Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS  Life
                      Insurance Company Inc., et al v. Darling-Delaware Company,
                      Inc., et al., Case No. 91 C 5166, in the United    States
                      District Court for the Northern District of Illinois.

          2.1***** Stock Purchase Agreement dated as of August 30, 1996, among Darling International Inc., International Processing Corp., International Transportation Service, Inc., and the stockholders of International Processing Corporation and International Transportation Service, Inc.

          3.1  *      Restated Certificate of Incorporation of the Company.

          3.2  *      Amended and Restated Bylaws of the Company.

          4.1  *      Specimen Common Stock Certificate.

          4.2  *      Specimen First Priority Senior Subordinated Note.

          4.3  *      Indenture,   dated  December  29,  1993,
                      between  Darling  International  Inc. and LaSalle
                      National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July
                      15, 2000.

          10.1 *** Credit Agreement, dated as of May 23, 1995, among Darling International Inc., the First National Bank of Boston, as agent, Harris Trust and Savings Bank, as co-agent, and the other lenders named therein.

          10.2*       Registration Rights Agreement, as amended.

          10.3*       Form of Indemnification Agreement.

          10.4* Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

          10.5 P Leases, dated July 1, 1996, between the Company and the City and County of San Francisco.

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

          10.8 *      Form of Executive Severance Agreement.

          10.9 *      1994 Employee Flexible Stock Option Plan.

          10.10*      Non-Employee Directors Stock Option Plan.

          10.11 ** Employment Agreement, dated as of March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

          10.12 Separation Agreement dated as of September 24, 1996 by and between Kenneth A. Ghazey and Darling International Inc.

          11          Statement re computation of per share earnings.

          21          Subsidiaries of Registrant.

          23          Consent of KPMG Peat Marwick LLP.

          27          Financial Data Schedule


            *    Incorporated by reference from the Registrant's Registration
                 Statement on Form S-1 filed July 15, 1994 (Registration No.
                 33-79478).
           **    Incorporated by reference to Form 10-Q filed May 8, 1995.
           ***   Incorporated by reference to Form 10-Q filed August 14, 1995.
           **** Incorporated by reference to Form 10-Q filed November 13, 1995. ***** Incorporated by reference to Form 8-K filed September 13, 1996.
           P     Filed pursuant to temporary hardship exemption under cover of
                 Form SE.

      (b)  Reports on Form 8-K:

             None.

          DARLING INTERNATIONAL INC. AND SUBSIDIARIES

     FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996



                                 SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended December 28, 1996 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 27th day of March, 1997.

                           DARLING INTERNATIONAL INC.


                           By:  /s/ Dennis B. Longmire
                              ------------------------------------
                                   Dennis B. Longmire
                                   Chairman of the Board and
                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                            Date

/s/ Dennis B. Longmire      Chairman of the Board and                 3/27/97
--------------------------   Chief Executive Officer
    Dennis B. Longmire       (Principal Executive Officer)


/s/ John R. Witt            Vice President, Chief Financial Officer   3/27/97
--------------------------   (Principal Financial Officer)
    John R. Witt


/s/ Mark C. Levy            Vice President and Controller             3/27/97
---------------------------  (Principal Accounting Officer)
    Mark C. Levy


/s/ Bruce Waterfall         Director                                  3/27/97
---------------------------
    Bruce Waterfall


/s/ Fredric J. Klink         Director                                3/27/97
---------------------------
    Fredric J. Klink


/s/Craig Scott Bartlett, Jr  Director                                 3/27/97
----------------------------
   Craig Scott Bartlett, Jr


/s/ Denis J. Taura           Director                                 3/27/97
---------------------------
    Denis J. Taura

                               INDEX TO EXHIBITS

   Exhibit No.                       Description                            Page
   -----------                       -----------                            ----

   2 * Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS Life Insurance Company Inc., et al v. Darling-Delaware Company,
              Inc., et al., Case No. 91 C 5166, in the United    States
              District Court for the Northern District of Illinois.

   2.1***** Stock Purchase Agreement dated as of August 30, 1996, among Darling International Inc., International Processing Corp., International Transportation Service, Inc., and the stockholders of International Processing Corporation and International Transportation Service, Inc.

   3.1  *     Restated Certificate of Incorporation of the Company.

   3.2  *     Amended and Restated Bylaws of the Company.

   4.1  *     Specimen Common Stock Certificate.

   4.2  *     Specimen First Priority Senior Subordinated Note.

   4.3  *     Indenture,   dated  December  29,  1993,
              between  Darling  International  Inc. and LaSalle
              National Bank, as Trustee, with respect to the First Priority Senior Subordinated Notes due July
              15, 2000.

   10.1 *** Credit Agreement, dated as of May 23, 1995, among Darling International Inc., the First National Bank of Boston, as agent, Harris Trust and Savings Bank, as co-agent, and the other lenders named therein.

   10.2*      Registration Rights Agreement, as amended.

   10.3*      Form of Indemnification Agreement.

   10.4* Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

   10.5 P Leases, dated July 1, 1996, between the Company and the City and County of San Francisco

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

   10.8 *     Form of Executive Severance Agreement.

   10.9 *     1994 Employee Flexible Stock Option Plan.

   10.10*     Non-Employee Directors Stock Option Plan.

   10.11 ** Employment Agreement, dated as of March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

   10.12     Separation Agreement dated as of September 24, 1996, by and between Kenneth A. Ghazey and Darling International Inc........ 44

   11        Statement re computation of per share earnings................  49

   21        Subsidiaries of Registrant. ..................................  50

   23        Consent of KPMG Peat Marwick LLP. ............................  51

   27        Financial Data Schedule ......................................  52


     *    Incorporated by reference from the Registrant's Registration
          Statement on Form S-1 filed July 15, 1994 (Registration No.
          33-79478).
    **    Incorporated by reference to Form 10-Q filed May 8, 1995.
    ***   Incorporated by reference to Form 10-Q filed August 14, 1995.
    ****  Incorporated by reference to Form 10-Q filed November 13, 1995.
    ***** Incorporated by reference to Form 8-K filed September 13, 1996.
    P     Filed pursuant to temporary hardship exemption under cover of Form SE.

                                  EXHIBIT 10.12

           Separation Agreement dated as of September 24, 1996, by and between Kenneth A. Ghazey ("Executive") and
                  Darling International Inc. (the "Company").


     Reference is made to (1) the Amended and Restated Employment Agreement, dated as of December 29, 1993, between Executive and the Company as amended by the First Amendment, dated as of September 26, 1995 (the "Agreement"), (2) the Company's Management Incentive Compensation Plan in effect for the year 1996 (the "Bonus Plan") in which Executive is a participant, (3) the Company's 1993 Flexible Stock Option Plan ("Option Plan"), pursuant to which Executive has been granted options on 123,626 shares ("Option Shares") of the Company's common stock, subject to certain vesting provisions specified in the Option Plan (as modified by this Separation Agreement) and (4) the Indemnification Agreement dated as of December 29, 1993 (the "Indemnification Agreement") between the Company and Executive.

     All capitalized terms which are not otherwise defined in this Separation Agreement shall have the same meanings as in the Agreement, the Bonus Plan or the Option Plan as the case may be.

     Executive has informed the Company that he desires to resign as President, Chief Operating Officer and a director of the Company, effective on December 31, 1996 (the "Effective Date"), and the Company has agreed to accept such resignation, on the terms and conditions hereinafter set forth:

     In consideration of the agreements hereinafter set forth the parties hereto agree as follows:

     1.   The term of Executive's employment will expire on the Effective Date.

     2.   Executive's   duties  until  the   Effective   Date  will  consist  of
          consultation with the Company's Chairman and Chief Executive to assure continuity in the management of the Company.

     3. Until the Effective Date Executive will continue to (a) receive his current base salary in periodic installments in accordance with the Company's normal salary payment dates for executives and (b) participate in any employee benefit plans and programs for senior executives of the Company now in effect.

     4. As promptly as practicable after December 31, 1996, Executive shall be entitled to receive termination pay of $350,000 (minus all applicable withholding taxes). Executive hereby agrees that, except as otherwise specified in this Separation Agreement, he shall be entitled to no other termination or similar payments, including without limitation, accrued vacation pay. Nothing contained in this Separation Agreement shall limit in any way the rights and obligations of Executive and the Company in respect of the insurance policy referenced in Section 6(b) of the Agreement, including, without limitation, Executive's right to own such policy and the Company's obligation to pay one (1) scheduled annual premium payment following the Effective Date. In addition, nothing contained in this Agreement shall limit in any way Executive's right to receive (and the Company's obligation to provide) the benefits set forth in Section 5 of the Agreement for a six (6) month period following the Effective Date.

     5. As promptly as practicable after the Company's operating results for the fiscal year ending December 31, 1996 are finalized, Executive shall be entitled to receive (notwithstanding the last sentence of
          Section IX of the Annual Incentive Summary Fiscal 1996) any bonus to which he is entitled based upon the Company achieving or exceeding the "OCF", "FCF" and "EPS" (as such terms are defined in the Bonus Plan) performance objectives specified in the 1996 operating budget approved by the Company's Board of Directors, as adjusted to reflect acquisition of Standard and IPC (with the bonus of the Company's Chairman of the Board and CEO being determined on the same basis).

     6. Executive shall be fully vested in 80% of the 123,626 stock options issued to him under the Option Plan on the Effective Date, with the remainder being vested as follows:

     (a) 10% of such 123,626 stock options shall be vested and may be exercised on or after December 31, 1997, if Executive has complied with his obligations under the Agreement, including those specified in paragraph 8 of this Separation Agreement, throughout the year 1997;

     (b) 10% of such 123,626 stock options shall be vested and may be exercised on or after December 31, 1998, if Executive has complied with his obligations under the Agreement, including those specified in paragraph 8 of this Separation Agreement throughout the year 1998;

     (c) if (i) all or substantially all of the assets of the Company shall be acquired by a "Third Party," (ii) the Company shall be merged by a Third Party or (iii) a majority of the Company's stock shall be acquired by a Third Party, all of such 123,626 stock options shall become vested and may be exercised immediately prior to the date such acquisition of assets, merger or acquisition of stock shall become effective. "Third Party" shall exclude Morgens, Waterfall, Vintiadis & Company ("MWV") or any of its affiliates;

                    provided,  however,  that 100% of such 123,626 stock options shall be deemed vested for purposes of Section 2.7(c) of the Option Plan, with the effect that, at any time until June 30, 1997, the Company may cancel up to 123,626 of Executive's stock options by paying the amount specified in Section 2.7(c) of the Option Plan.

     7. Notwithstanding the preceding paragraph 6(c), in the event that MWV or its affiliates shall have completed a "Rule 13e-3 transaction" (as such term is defined in Rule 13e-3 under the Securities Exchange Act of 1934) at any time prior to December 31, 1998, with the effect that MWV or its affiliates shall own beneficially 51% or more of the Company's common stock on a fully diluted basis, the Company shall cancel the unvested options referred to in subparagraphs (a) or (b) of
          Section 6 by placing in escrow (pursuant to an escrow agreement and with a nationally recognized bank mutually agreed by the parties) an amount of cash (the "Escrow Amount") equal to the difference between
          (x) Executive's aggregate exercise price for the shares of common stock subject to such unvested options and (y) the average price paid to stockholders of the Company pursuant to the Rule 13e-3 transaction times the number of shares of common stock subject to such unvested options. The Escrow Amount shall be paid to Executive only in accordance with the vesting schedule set forth in the preceding paragraph 6 as the options to which the Escrow Amount, or portions thereof, is attributable would have become vested under the preceding paragraph 6 (including with respect to Executive's compliance with his obligations under the Agreement, including under paragraph 8 of this Separation Agreement); provided that there shall be released from the Escrow Amount, or the Company shall withhold, as the case may be, such amounts as may be required to satisfy taxes required to be paid by Executive for the cancellation of options pursuant to this paragraph 7.

     8. Executive acknowledges that the foregoing provisions of this Separation Agreement represent substantial amendments to the Agreement, the Bonus Plan and the Option Plan which are of material economic benefit to Executive and were agreed by the Company in reliance upon Executive's agreement to the remaining provisions of this paragraph 8. Until December 31, 1998, Executive hereby agrees that he will (a) abide by the non-compete provisions of Section 9 of the Agreement and such provisions shall be expanded to cover the bakery by-product processing business of the Company's wholly-owned subsidiary International Processing Corporation, (b) he will not solicit any of the present employees of the Company to work for any business with which he is associated in any capacity specified in paragraph 9 of the Agreement whether or not such business is in competition with the Company and (c) the Company may take action if Executive shall breach such agreements as specified in Section 10 of the Agreement (as well as the non-vesting of stock options as specified in paragraph 6 of this Separation Agreement and the non-payment of the Escrow Amount under paragraph 7 of this Separation Agreement).


     9.   The   parties   hereby   reaffirm   their    obligations   under   the
          Indemnification Agreement.

     10. Executive shall be entitled to acquire title to the Toyota Land Cruiser he currently uses for $1.00 on or after January 1, 1997, provided that Executive shall be responsible for all federal, state and local taxes attributable to his acquisition of such vehicle and hereby indemnifies and holds the Company harmless therefrom.

     11. Attached is a form of mutually-agreed press release which describes Executive's resignation. The Company agrees that any statement authorized by the board of directors or the Chief Executive Officer of the Company, whether written or oral, and Executive agrees that any statement of Executive, whether written or oral, relating to Executive's employment, or termination of employment, shall not be inconsistent in any material respect with the attached form of press release.

     12. Executive hereby resigns his position with the Company as an officer, director and employee effective as of the Effective Date and the Company hereby accepts such resignation, on the terms specified in this Separation Agreement.

     13. Except as specifically amended by this Separation Agreement, the terms of the Agreement and the Option Plan shall remain in full force and effect. In the event of a conflict between the provisions of this Separation Agreement and the Agreement, the Option Plan and the Bonus Plan, the provisions of this Separation Agreement shall control.


IN WITNESS  WHEREOF the parties have duly executed this Separation Agreement.



                              ------------------------------
                              Kenneth A. Ghazey
                              DARLING INTERNATIONAL INC.


                              By:
                                  --------------------------------


                                                 EXHIBIT 11

                             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS




     The following table details the computation of primary and fully diluted income per common share, in thousands except per share data.

                                                        December 28,      December 30,     December 31,
                                                           1996              1995             1994
                                                        ------------      ------------     -----------
    Earnings (Primary):
          Net income available to common stock          $  7,674          $ 14,380         $  7,357
                                                         =======           =======          =======
    Shares (Primary):
    Weighted average number of
       common shares outstanding                           5,125             5,046            5,000
    Additional shares assuming exercise of
       stock options                                         419               276                -
                                                         -------           -------           ------
    Average common shares outstanding
       and equivalents                                     5,544             5,322            5,000
                                                         =======           =======          =======
    Primary income per common share                     $   1.38          $   2.70         $   1.47
                                                         =======           =======          =======
    Earnings (Fully Diluted):
           Net income available to common stock         $  7,674          $ 14,380         $  7,357
                                                         =======           =======          =======
    Shares (Fully Diluted):
    Weighted average number of
       common shares outstanding                           5,125             5,046            5,000
    Additional shares assuming exercise of
       stock options                                         427               342                -
                                                         -------           -------           ------
    Average common shares outstanding
       and equivalents                                     5,552             5,388            5,000
                                                         =======           =======          =======
    Fully diluted income per common share               $   1.38          $   2.67         $   1.47
                                                         =======           =======          =======


                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT




       Subsidiary                                    State of Incorporation

       International Processing Corporation          Georgia

                                   EXHIBIT 23


                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


The Board of Directors
Darling International Inc.:

     We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling
International Inc. of our report dated February 7, 1997, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1996, and the related schedule, which report appears in the December 28, 1996 annual report on Form 10-K of Darling International Inc.




                                   KPMG Peat Marwick LLP


Dallas, Texas
March 27, 1997