Form 10-K/A
period 1996-12-28
DARLING INTERNATIONAL INC
filed 1997-04-07
CIK 916540

THIS DOCUMENT IS A COPY OF THE EXHIBIT 10.5 to the COMPANY'S FORM 10-K FOR THE PERIOD ENDED DECEMBER 28, 1996 FILED ON MARCH 27, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $61,000,000 as of March 25, 1997 based upon the average bid and asked prices of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotation System (the "Nasdaq National Market") on that day.


     There were 5,166,394 shares of common stock, $0.01 par value, outstanding at March 25, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this Annual Report.

       DARLING INTERNATIONAL INC. AND SUBSIDIARIES

     FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996



                                 SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K/A for the Fiscal Year Ended December 28, 1996 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 7th day of April, 1997.

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

     Signature                         Title                            Date

/s/ Dennis B. Longmire      Chairman of the Board and                 4/7/97
--------------------------   Chief Executive Officer
    Dennis B. Longmire       (Principal Executive Officer)


/s/ John R. Witt            Vice President, Chief Financial Officer   4/7/97
--------------------------   (Principal Financial Officer)
    John R. Witt


/s/ Mark C. Levy            Vice President and Controller             4/7/97
---------------------------  (Principal Accounting Officer)
    Mark C. Levy


/s/ Bruce Waterfall         Director                                  4/7/97
---------------------------
    Bruce Waterfall


/s/ Fredric J. Klink         Director                                4/7/97
---------------------------
    Fredric J. Klink


/s/Craig Scott Bartlett, Jr  Director                                 4/7/97
----------------------------
   Craig Scott Bartlett, Jr


/s/ Denis J. Taura           Director                                 4/7/97
---------------------------
    Denis J. Taura

               CITY AND COUNTY OF SAN FRANCISCO
                  WILLIE L. BROWN, JR., MAYOR


                       LEASE NO. L-12090
                        BY AND BETWEEN
             THE CITY AND COUNTY OF SAN FRANCISCO
           THROUGH THE SAN FRANCISCO PORT COMMISSION

                              AND

                  DARLING INTERNATIONAL, INC.
                    a Delaware corporation






                         Dennis Bouey
                      Executive Director

                 SAN FRANCISCO PORT COMMISSION

                  Michael Hardeman, President
                Frankie G. Lee, Vice-President
                  James Herman, Commissioner
                 Denise McCarthy, Commissioner
                  Preston Cook, Commissioner

                                TABLE OF CONTENTS

      Section                                                         Pages

       1.   BASIC LEASE INFORMATION.....................................1
       2.   Definitions.................................................4
       3.   Premises....................................................5
       4.   Term of Lease...............................................5
                 4.1  Term..............................................5
                 4.2  Termination by Port...............................5
       5.   Rent .......................................................6
                  5.1 Base Rent.........................................6
                 5.2  Base Rent Adjustment..............................6
                 5.3  Percentage Rent...................................6
                 5.4  Late Charges......................................6
                 5.5  Additional Rent...................................7
                 5.6  Manner of Payment.................................7
       6.   Taxes and Assessments.......................................7
                 6.1  Payment of Taxes..................................7
                 6.2  Possessory Interest Tax...........................7
       7.   Security Deposit............................................8
       8.   Use of the Premises.........................................8
                 8.1  Permitted Use.....................................8
                 8.2  Prohibited Activities.............................8
                 8.3  Premises Must be Used.............................8
       9.   Compliance with Laws and Regulations........................8
       10.  Regulatory Approvals........................................9
       11.  Maintenance and Repairs.....................................9
                 11.1 Maintenance and Repair Obligations................9
                 11.2 Port's Right to Inspect...........................9
                 11.3 Acts of God.......................................9
       12.  Utilities and Services......................................9
                 12.1 Utilities.........................................9
                 12.2 Services.........................................10
       13.  Improvements and Alterations...............................10
                 13.1  Consent Required................................10
                 13.2 Construction Requirements........................10
                 13.3 Improvements Part of Realty......................10
                 13.4 Removal of Improvements..........................10
                 13.5 Notice of Removal................................10
                 13.6 Removal of Non-Permitted Improvements............11
       14.  Suitability; Acceptance....................................11
       15.  Liens     .................................................11
       16.  Hazardous Materials........................................11
                 16.1 Requirements for Handling........................11
                 16.2 Tenant Responsibility............................11
                 16.3 Requirement to Remove............................11
       17.  Insurance .................................................12
                 17.1 Required Insurance Coverage......................12
                 17.2 Claims-Made Policies.............................12
                 17.3 Annual Aggregate Limits..........................12
                 17.4 Payment of Premiums..............................12
                 17.5 Waiver of Subrogation Rights.....................12
                 17.6 General Insurance Matters........................13
       18.  Damage and Destruction.....................................13
                 18.1 Damage and Destruction...........................13
                 18.2 Waiver...........................................14
       19.  Eminent Domain.............................................14
                 19.1 General..........................................14
                 19.2 Partial Takings..................................14
                 19.3 Taking of the Facility...........................14
                 19.4 Temporary Takings................................14
                 19.5 Award; Waiver....................................14
       20.  Indemnity and Exculpation..................................15
                 20.1 Indemnity........................................15
                 20.2 Exculpation......................................15
                 20.3 Hazardous Materials Indemnification..............15
       21.  Assignment and Subletting..................................16
                 21.1 Definition of Transfer ..........................16
                 21.2 Port's Consent Required..........................16
                 21.3 Request for Transfer.............................16
                 21.4 Port's  Consent /Refusal to Consent..............17
                 21.5 Fees for Review..................................18
                 21.6 No Release of Tenant.............................18
                 21.7 Assignment of Sublease Rents.....................18
       22.  Leasehold Mortgages; Security Interests....................18
       23.  Default by Tenant..........................................19
                 23.1 Event of Default.................................19
                 23.2 Port's Remedies..................................20
                 23.3 Damages..........................................20
                 23.4 No Accord and Satisfaction.......................21
       24.  Litigation Expenses; Attorney's Fees.......................21
                 24.1 Litigation Expenses..............................21
                 24.2 Appeals..........................................21
                 24.3 City Attorney....................................21
       25.  Port's Entry on Premises...................................21
                 25.1 Entry for Inspection.............................21
                 25.2 General Entry....................................21
                 25.3 Emergency Entry..................................22
                 25.4 No Liability.....................................22
                 25.5 Non-Disturbance..................................22
       26.  Surrender and Quitclaim....................................22
                 26.1 Surrender........................................22
                 26.2 Quitclaim........................................23
       27.  Holding Over...............................................23
       28.  Mineral Reservation........................................23
       29.  City Requirements..........................................23
                 29.1 Non-Discrimination...............................23
                 29.2 MacBride Principles-Northern Ireland.............23
                 29.3 Tropical Hardwood Ban............................23
                 29.4 Tobacco Products Advertising Ban.................23
       30.  Notices   .................................................24
       31.  Time is of the Essence.....................................24
       32.  Signs     .................................................24
       33.  Miscellaneous Provisions...................................24
                 33.1 California Law...................................24
                 33.2 Entire Agreement.................................24
                 33.3 Amendments.......................................24
                 33.4 Severability.....................................24
                 33.5 No Party Drafter; Captions.......................24
                 33.6 Singular, Plural, Gender.........................25
                 33.7 Successors.......................................25
                 33.8 Real Estate Broker's Fees........................25
                 33.9 Counter parts....................................25
                 33.10 Authority.......................................25
                 33.11 Waiver..........................................25
       34.  No Light, Air or View Easement.............................25
       35.  Proximity of Waterfront Transportation Project.............25
       36.  Proximity of Mission Bay Project...........................25
       37.  Waiver of Relocation Assistance Rights.....................26


                                            EXHIBITS

Exhibit A        The Premises
                 (this exhibit is not submitted on electronic submission;
                  exhibit is a one-page plot map of
                   property related to Lease No. L-12090)

                                      LEASE

         This Lease ("Lease"), dated for reference purposes only as of July 1, 1996, is by and between the CITY AND COUNTY OF SAN FRANCISCO, a municipal corporation ("City"), operating by and through the SAN FRANCISCO PORT COMMISSION ("Port"), as landlord, and DARLING INTERNATIONAL INC, a Delaware corporation ("Tenant").


         Port and Tenant hereby agree as follows:


1 .     BASIC LEASE INFORMATION

         The following terms are a summary of basic lease information (the "Basic Lease Information"). Each item below shall be deemed to incorporate all of the terms set forth in this Lease pertaining to such item. In the event of any conflict between the information in this Section, and any more specific provision of this Lease, the more specific provision shall control.


  1.1 PREMISES
  Parcel A: Approximately 116,438 square feet of land located at Seawall Lot 344, together with a 475 foot long by 10 foot wide pipeline license extending from said land to the edge of Wharf 92, in the City and County of San Francisco, State of California, as shown on Page 1, Exhibit A dated March 1, 1995 attached hereto and made a part hereof and more particularly described on page 1 of Exhibit B attached hereto and made a part hereof together with any and all Improvements and Alterations thereto hereinafter the 'Parcel A Premises'; and

  Parcel B: Approximately 78,408 square feet of land located at Seawall Lot 344, in the City and County of San Francisco, State of California, as shown on Page 2, Exhibit A dated March 1, 1995 attached hereto and made a part hereof, and more particularly described on page 2 of Exhibit B attached hereto and made a part hereof together with any and all Improvements and Alterations thereto hereinafter the 'Parcel B Premises'. The Parcel A Premises and the Parcel B Premises are hereinafter collectively called the 'Premises'. (Section 3)

  1.2 TERM: The Term shall be for 30 years commencing on March 20, 1998("Commencement Date") and terminating March 19, 2028 ("Termination Date"), unless earlier terminated in accordance with the provisions of this (Section 4)


   1.3    BASE RENT:       $25,734.48 per calendar month as adjusted pursuant to
          Section 5.2 from July 1, 1996 to the Commencement Date and as adjusted thereafter pursuant to Section 5.2.


   1.4 RENT COMMENCEMENT DATE: The first day of the Term as above defined (Section 1.2)


   1.5   BASE INDEX:                  March/l994                  (Section 5.2)
                     --------------------------------------
                                 Month/Year - Index

   1.6  PERCENTAGE RENT: (Section 5.3)
              Applicable ___________ (See Addendum)
              Not Applicable  __XX__


 1.7    SECURITY DEPOSIT: Equal to two (2) months' Base Rent but in no event less than
       INITIAL DEPOSIT:    $40,692.80 (Section 7)

 1.8    PERMITTED USE: (Section 8.1)

        Assembly, distribution and storage transference to maritime cargo vessels and ground and maritime trans-shipment of bulk liquid and dry cargo and a recycling and rendering plant servicing the red meat, poultry and fish industries; the restaurant, retail food and grocery trade; and other organic waste sources.

 1.9    MAINTENANCE AND REPAIRS:  (Section 1 1.1)

        Tenant shall at all times during the Term of this Lease, and at its sole cost and expense, maintain and repair in good and working order, condition and repair the Premises and ail Improvements and Alterations thereon without exception and without further obligation of Port.


1.10     UTILITIES AND SERVICES:  (Section 12)

        Tenant shall at all lines during the Term of this Lease and at its sole cost and expense, arrange for and purchase from the appropriate supplier or public utility all utilities and services to include but not be limited to; gas, electricity, water, sewer, garbage and refuge collection and security service.

   1.11 MINERAL RESERVATION: Zone 3, beginning at a point where X equals 1,456,200 and Y equals 459,300, extending 500 feet south, thence 500 feet east, thence 500 feet north, and thence 500 feet west, ending at said point of beginning. (Section 28)


   1.12  NOTICES: (Section 30)

           Address for Port:         Commercial Property Manager
                                     Port of San Francisco
                                     Room 31 00, Ferry Building
                                     San Francisco, CA 94111
           FAX No:                   (415) 274-0578
           Telephone No:             (415) 274-0510

           Address for Tenant:       Darling International
                                     251 O'Connor Ridge Boulevard,  Suite 300
                                     Irving, Texas 75038
           FAX No:                   (214) 717-1588
           Telephone No:             (214) 717-0300


                     Name/Address of Agent for Service of Process, if Tenant is a Corporation:

                                 CT Corporation
                               81 8 W. 7th Street
                              Los Angeles, CA 90017

   1.13 ADDENDUM: The following section(s) set forth in the Addendum, attached hereto, are incorporated herein by reference:

         4.2 (Termination by Port) - Deleted 6.2 (Possessory Interest Tax) - Amended 8.4 (Permitted Activities) - Added 16 (Hazardous Materials) et seq - Amended 17.1 (a) (General Liability Insurance) - Amended 17.2 (d) (Personal Property Insurance) - Deleted
         17.3 (e) (Business Interruption Insurance) - Deleted 17.lg (Required Insurance Coverage) - Amended 18 (Damage and Destruction) - Amended
         20.3 (Hazardous Materials Indemnification) - Amended 21.e (Non-applicability of Certain Transfers) - Added 38 (Rent Credit for Wharfage and Dockage) - Added 39 (Burma/Myanmar Business Prohibition) - Added


         In the event of any conflict between the provisions of the Addendum and provisions of this Lease, the provisions of the Addendum shall control.


  2.   DEFINITIONS

      For purposes of this Lease, the following initially capitalized terms shall have the meanings ascribed to them in this Section:

    2.1 "Additional Rent" means all taxes, assessments, insurance premiums, operating and maintenance charges, fees, costs, expenses, liabilities and obligations of every description which Tenant assumes or is obligated to pay or ' discharge pursuant to this Lease, together with every fine, penalty, interest or other charge which may be added for non-payment or late payment, whether payable to Port or to other persons, parties or entities designated herein.
    2.2 "Agents" means, when used with reference to either party hereto, the officers, directors, employees, agents and contractors of such party, and their respective heirs, legal representatives successors and assigns.
    2.3 "Alterations" means any alterations, installations or additions to any Improvements or to the Premises.
    2.4 "Anniversary Date" means the first anniversary of the Commencement Date and each anniversary of such date thereafter provided, however, that if the Commencement Date is other than the first day of a month, then the first Anniversary Date shall be the first day of the thirteenth (13th) month thereafter.
    2.5 "Base Rent" means the monthly Base Rent specified in Section 1.3 hereof and described in Section 5.1 hereof. 2.6 "Base Index" means the Cost of Living Index for the calendar month set force in Section 1.5 hereof. 2.7 "Basic Lease Information" means the information with respect to this Lease summarized in Section 1 hereof.
   2.8    "City" means the City and County of San Francisco, a municipal corporation.
    2.9 "Commencement Date" means the date on which the Term of this Lease commences as specified in Section 1.2 hereof.
   2.10    "Commission" means the San Francisco Port Commission.
  2.11 "Cost of Living Index" means the United States Department of Labor's Bureau of Labor Statistics Consumer Price Index for All Urban Consumers (All Items: 1982-84 = 100), San Francisco-Oakland-San Jose, California. If the aforesaid Cost of Living Index ceases to be published, any similar index published by any other branch or department of the U.S. Government shall be used as the index herein, and if none is published, another index generally recognized as authoritative shall be substituted therefore by Port. The base period used by any new index shall be reconciled to the 1982-84 = 100 Base Index. If the Cost of Living Index is not published for the particular calendar month in question, the immediately preceding last calendar month for which the index is published shall be used.
  2.12 "Current Index" means the Cost of Living Index for the calendar month immediately preceding the Anniversary Date upon which the Base Rent is adjusted.
  2.13 "Environmental Laws" means any present or future federal, state or local laws, ordinances, regulations or policies relating to Hazardous Material (including, without limitation, their use, handling, transportation, production, disposal, discharge or storage) or to health and safety, industrial hygiene or environmental conditions in, on, under or about the Premises, including, without limitation, soil, air, bay water and groundwater conditions.
  2.14 'Facility' means the pier, building or other structure in or on which the Premises are located.
  2.15 'Handle' or 'Handling' means to use, generate, process, produce, package, treat, store, emit, discharge or dispose.
  2.16   'Hazardous  Material' means any substance,  waste or material which now or in the future is determined by any state, federal, or local governmental authority to be capable of posing a present or potential risk of injury to health, safety, the environment or property, including, but not limited to, all of those materials, wastes and substances designated as hazardous or toxic by the United States Environmental Protection Agency, the City and County of San Francisco, the United States Department of Labor, the United States Department of Transportation, the California [)apartment of Environmental Protection or any other governmental agency now or hereafter authorized to regulate materials and substances in the environment.
  2.17 "Improvements" means any and all buildings, structures, fixtures or other improvements constructed or installed on the Premises, including those constructed by or on behalf of Tenant pursuant to this Lease (including, without limitation, any trailers, signs, roads, trails, driveways, parking areas, curbs, walks, fences, walls, stairs, poles, plantings and landscaping).
  2.18 "INC" means Intra building Network Cable and is defined as the telephone wiring which begins at the terminal block nearest the point where the telephone company wiring enters the Facility and ends at the terminal nearest the Premises.
  2.19 "Invitees" when used with respect to Tenant means the clients, customers, invitees, guests, members, licensees, assignees and subtenants of Tenant.
  2.20 "Late Charge" means a fee equivalent to one and one-half percent (1-1/2%) of all Rent, or any portion thereof, which is due and unpaid for more than thirty (30) days.
  2.21 'Laws" means all laws, statutes, ordinances, resolutions, regulations, judicial decisions, proclamations, orders or decrees of any municipal, county, state or federal government or the departments, courts, commissions, boards and officers thereof, or other governmental or regulatory authority with jurisdiction over the Premises or any portion thereof.
   2.22 "Leasehold Mortgage" means one or more mortgage, deed of trust or other security agreement encumbering the leasehold estate, or Tenant's interest, if any, in any Improvements or Tenant's interest in its personal property or trade fixtures, as security for a loan or loans to benefit Tenant's use of the Premises.
   2.23 "Official Records" means the official records of the City and County of San Francisco.
   2.24 "Percentage Rent" means a sum equal to a percentage of Tenant's Gross Receipts made from or upon the Premises during each calendar month of the Term in the percentage amounts and for the items set forth in
          Section 1.6, if applicable.
   2.25  'Port" means the San Francisco Port Commission.
   2.26  "Premises" means the real property described in Section 1.1 hereof.
   2.27 "Regulatory Approval" means any authorization, approval or a permit required by any governmental agency having jurisdiction over the Premises, including but not limited to the Bay Conservation and Development Commission ("BCDC').
   2.28 "Rent" means the Base Rent,  as adjusted  pursuant to the  provisions of
        Section 5.2 hereof, together with Percentage Rent, if applicable, and any and all Additional Rent.
   2.29 "Tenant" means the party identified as Tenant at the beginning of this Lease.

  3. PREMISES. Port hereby leases to Tenant, and Tenant hereby hires from Port, the Premises described in Section 1.1 hereof on the terms and conditions of this Lease.

  4.    TERM OF LEASE.
      4.1 Term. The Premises are leased by Tenant from Port for the Term specified in section 1.2 hereof.
      4.2 Termination by Port. Tenant's period of occupancy of the Premises is subject to Port's right to terminate this Lease as provided herein when the Premises is needed in connection with a Fort program or project. As used herein, 'Port program or project" shall mean any development or renovation, by public and/or private parties, of the building, pier or seawall lot in or on which the Premises is located. In the event of any such development or renovation, Port shall have the right to terminate this Lease without liability or expense except as specifically set forth in this Section 4.2 upon delivery to Tenant of six (6) months prior written notice of such termination. Tenant agrees and shall be required to surrender possession of the Premises by the end of such six (6) month period. Within sixty (60) days after Tenant's surrender, Port agrees to pay Tenant a portion of those expenses which are documented by Tenant as having been incurred by Tenant prior to the delivery of Port's termination notice in making alterations, additions and improvements to the Premises which were approved in advance and in writing by Port and which were not previously reimbursed to Tenant through rent credits, rent abatement or other form of compensation ("Improvement Costs"). Such Improvement Costs shall be determined by the value attributable to any alterations, additions and improvements in any Port building permits for such work obtained by Tenant and which are approved in advance in writing by a Port Property Manager to the extent supported by reasonable evidence of such expenditures provided by Tenant. If no building permits are required for such work, value shall only be attributed to such alterations, additions or improvements if the value is approved in writing by a Port Property Manager prior to the commencement of the work and if the cost is supported by reasonable evidence of such expenditures provided by Tenant. The portion of the Improvement Costs paid by Port shall be a fraction. The numerator of said fraction shall be the number of months remaining in the initial term of the Lease after Tenant surrenders the Premises, and the denominator shall be the number of months in the initial term of this Lease, or for work undertaken following the commencement of the Lease, the number of months beginning at the second month following the Port's approval of the improvements and ending at the termination date of the initial term of the Lease. In addition to Port's share of the Improvement Costs, within sixty (60) days of Tenant's surrender, Port shall also pay Tenant a termination fee equal to one month's Base Rent for each full year remaining on the initial term after tenant's surrender of the Premises; provided, however, in no event shall said termination fee exceed three (3) months Base Rent. In no event shall Port be responsible for paying any moving or relocation expense or other expense incurred by Tenant due to any termination hereunder. Tenant hereby waives any and all rights, benefits or privileges of the California Relocation Assistance California Government Code 7260 et sec., and the Uniform Relocation Assistance and Real Property Acquisition Policies Act, 42 U.S.C. 4601 et sea. or under any similar law, statute or ordinance now or hereafter in effect.
             Nothing in this Section 4.2 shall be deemed or construed as altering in any way the provisions of Section 18 (Damage and Destruction) or Section 19 (Eminent Domain).

  5.    RENT.  Tenant shall pay to Port, in the manner herein described, the following Rent:
      5.1 Base Rent. Tenant shall pay to Port Base Rent, as set forth in section
          1.3 hereof, subject to adjustment in accordance with Section 5.2. Except as otherwise provided in Section 1.3, Tenant shall make the first payment of Base Rent on or before the Commencement Date and thereafter shall pay the Base Rent, in advance, on or before the first day of each calendar month throughout the Term. If the Commencement Date is other than the first day of the month, or the Termination Date is other than the last day of the month, the Base Rent for those months shall be apportioned as the number of days of occupancy bears to those months.
      5.2 Base Rent Adjustment. Commencing on the first Anniversary Date of this Lease and on each Anniversary Date thereafter, the Base Rent shall be adjusted for the succeeding year in direct proportion to the percentage increase in the Current Index over the Base Index. In no case shall the Base Rent, as adjusted, be less than the Base Rent in effect immediately prior to the Anniversary Date. If the Current Index has increased over the Base Index, the adjusted Base Rent shall be determined by multiplying the Base Rent set forth in Section 1.3 by a fraction, the numerator of which is the Current Index and the denominator of which is the Base Index, as follows:
                Current Index
                Base Index   X    Base Rent     =   Adjusted Base Rent
      5.3 Percentage Rent.  If applicable, as set forth in Section 1.6 hereof,
          Tenant agrees to pay Percentage Rent to  Port on the terms and conditions set forth in the Addendum attached hereto.
      5.4 Late Charges. Tenant acknowledges that late payment by Tenant to Port of Rent will cause Port increased costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges. Accordingly, a Late Charge will be paid by Tenant for each month that such Rent, or any portion thereof, remains due and unpaid, plus reasonable attorneys' fees incurred by Port by reason of Tenant's failure to pay Rent when due under this Lease. Late Charges shall be computed from the date on which such Rent first became due. The parties agree that such Late Charges represent a fair and reasonable estimate of the cost which Port will incur by reason of any late payment by Tenant.
        5.5Additional Rent. Tenant shall pay or cause to be paid, and discharge or cause to be discharged, when the same shall become due, any and all amounts of Additional Rent, as defined in Section 2.1. If Tenant fails to pay or discharge any amount, liability or obligation of Additional Rent Port shall have all rights, powers and remedies provided herein or by Law in the case of nonpayment of the Base Rent.
        5.6Manner of Payment. All payments due from Tenant to Port under this Lease shall be made to Port without any abatement, deduction, set-off, prior notice or demand, except as otherwise expressly provided in this Lease, in lawful money of the United States of America at Port's address set forth in Section 1.12 or to such other person or at such other place as Port may from time to time designate by written notice to Tenant.

    6.   TAXES AND ASSESSMENTS.
        6.1Payment of Taxes.  During the Term of this  Lease,  Tenant  agrees to pay, when due, to the proper authority any and all real property and personal taxes, general and special assessments, license fees, permit fees and ail other governmental charges of any kind or nature whatsoever, including without limitation all penalties and interest thereon, levied or assessed on the Premises, on Tenant's personal property, the leasehold or subleasehold estate or Tenant's use of the Premises, whether in effect at the time this Lease is entered into or which become effective thereafter, and all taxes levied or assessed on the possession, use or occupancy, as distinguished from the ownership, of the Premises. Tenant shall not permit any such taxes, assessments or other charges to become a defaulted lien on the Premises or the Improvements thereon; provided, however, that in the event any such tax, assessment or similar charge is payable in installments, Tenant may make, or cause to be made, payment in installments; and provided, further, that Tenant may, through such procedures as Tenant considers necessary or appropriate, contest the legal validity or the amount of any tax, assessment or similar charge so long as such assessment or charge does not become a defaulted lien. In the event of any such dispute, Tenant shall indemnify and hold Port, City, and their Agents harmless from and against all losses, damages, costs, or expenses, including attorneys' fees, resulting therefrom.
        6.2Possessorv  Interest Tax. (a) Tenant  recognizes and understands that this Lease may create a possessory interest subject to property taxation and that Tenant may be subject to the payment of property taxes levied on such interest. Tenant further recognizes and understands that any sublease or assignment permitted under this Lease and any exercise of any option to renew or other extension of this Lease may constitute a change in ownership for purposes of property taxation and therefore may result in a revaluation of any possessory interest created hereunder. (b) Tenant agrees to pay taxes of any kind, including, but not limited to, possessory interest taxes, that may be lawfully assessed on the leasehold interest hereby created and to pay all other taxes, excises, licenses, permit charges and assessments based on Tenant's usage of the Premises that may be imposed upon Tenant by law, all of which shall be paid when the same become due and payable and before delinquency. Tenant agrees not to allow or suffer a lien for any such taxes to be imposed upon the Premises or upon any equipment or property located thereon without promptly discharging the same, provided that Tenant, if so desiring, may have reasonable opportunity to contest the validity of the same.
           (c) San Francisco Administrative Code Sections 23.6-1 and 23.6-2 require that the City and County of San Francisco report certain information relating to this Lease, and any renewals thereof, to the County Assessor within sixty (60) days after any such transaction and that Tenant report certain information relating to any assignment of or sublease under this Lease to the County Assessor within sixty (60) days after such assignment or sublease transaction. Tenant agrees to provide such information as may be requested by the City or Port to enable the City to comply with this requirement within thirty (30) days of a request in writing by Port to do so.

7. SECURITY DEPOSIT. Tenant shall pay to Part on or before the Commencement Date, in addition to the advance payment of the first month's Base Rent, a security deposit, in cash, in the sum specified as the Initial Deposit in
     Section 1.7, as security for the faithful performance by Tenant of all terms, covenants and conditions of this Lease. If the Base Rent is increased pursuant to any of the provisions of this Lease, Tenant shall increase the amount of the security deposit to maintain the same ratio of security deposit to Base Rent as existed at the Commencement Date. Any increase in the security deposit shall be delivered to Port on the same date that such increase in the Base Rent is first due. Tenant agrees that Port may (but shall not be required to) apply the security deposit in whole or in part to (a) pay any sum due to Port under this Lease; (b) compensate Port for any damage to the Premises caused by Tenant; or (c) cure any default by Tenant. If Port uses any portion of the security deposit to cure any default by Tenant hereunder, Tenant shall immediately replenish the security deposit to the original amount. Port's obligation with respect to the security deposit is solely that, of debtor and not trustee. Tenant shall not be entitled to any interest on such deposit. If Tenant is not in default at the termination of this Lease, Port shall return the unused balance of the security deposit to Tenant after Tenant vacates the Premises. The amount of the security deposit shall in no way limit Tenant's obligations under this Lease, and nothing contained in this Section 7 shall in any way diminish or be construed as waiver of any of Port's other remedies set forth in this Lease or provided by Law or equity.

  8.    USE OF THE PREMISES.
      8.1Permitted  Use.  The  Premises  shall be used and  occupied cry for the
         Permitted Use specified in Section 1.8 hereof and for no other purpose. 8.2Prohibited Activities. Tenant agrees that the following activities, by way of example only and without limitation, are inconsistent with this Lease and are strictly prohibited (a) any activity, or the maintaining of any object, which is not within the Permitted Use; (b) any activity, or the maintaining of any object, which will in any way increase the existing rate of, affect or cause a cancellation of, any fire or other insurance policy covering the Premises, any part, thereof or any of its contents; (c) any activity or object which will overload or cause damage to the Premises; (d) any activity which constitutes waste or nuisance to owners or occupants of adjacent properties, including, but not limited to, the preparation, manufacture or mixture of anything that might emit any objectionable odors, noises or lights onto adjacent properties, or the use of loudspeakers or sound or light apparatus which can be heard or seen outside the Premises; (e) any activity which will in any way injure, obstruct or interfere with the rights of other tenants or of owners or occupants of adjacent properties, including rights of ingress and access; (f) use of the Premises for sleeping or personal living quarters; (g) any auction, distress, fire, bankruptcy or going-out-of-business sale on the Premises without the prior written consent of Port.
      8.3 Premises Must Be Used. Tenant shall use the Premises continuously for the Permitted Use specified in Section 1.8 and shall not allow the Premises to remain unoccupied or unused without the prior written consent of Port, which consent may be withheld in Port's sole discretion.

9. COMPLIANCE WITH LAWS AND REGULATIONS. Tenant, at Tenant's sole cost and expense, promptly shall comply with all Laws relating to or affecting the condition, use or occupancy of the Premises in effect another at the time of execution of this Lease or which may hereafter be in effect at any time during the Term, whether or not the same are now contemplated by the parties. Tenant further understands and agrees that it is Tenant's obligation, at Tenant's sole cost and expense, to cause the Premises and Tenant's activities and operations conducted thereon, to be in compliance with the Americans with Disabilities Act, 42 USCS sections 12101, et seq. Tenant understands and agrees that Port is entering into this Lease in its capacity as a landowner with a proprietary interest in the Premises and not as a regulatory agency of the City with certain police powers. Port's legal status as an agency of City shall in no way limit the obligation of Tenant to obtain any required approvals from City departments, boards or commissions which have jurisdiction over the Premises, including Port. By entering into this Lease, Port is in no way modifying or limiting the obligation of Tenant to cause the Premises to be used and occupied in accordance with all Laws.

10. REGULATORY APPROVALS. Tenant understands that Tenant's operations on the Premises, changes in use, or Improvements or Alterations to the Premises may require a Regulatory Approval. Tenant shall be solely responsible for obtaining any such Regulatory Approval, and Tenant shall not seek any Regulatory Approval without first obtaining the approval of Port. All costs associated with applying for and obtaining any necessary Regulatory Approval shall be borne by Tenant. Tenant shelf be solely responsible for complying with any and ail conditions imposed by regulatory agencies as part of a Regulatory Approval. Any fines or penalties imposed as a result of the failure of Tenant to comply with the terms and conditions of any Regulatory Approval shall be paid and discharged by Tenant, and Port shall have no liability, monetary or otherwise, for said fines and penalties. To the fullest extent permitted by Law, Tenant agrees to indemnify and hold City, Port and their Agents harmless from and against any loss, expense, cost, damage, attorneys' fees, penalties, claims or liabilities which City or Port may incur as a result of Tenant's failure to obtain or comply with the terms and conditions of any Regulatory Approval.

  11. MAINTENANCE AND REPAIRS.
      11.1Maintenance and Repair  Obligations.  Except as otherwise  provided in
          Section 1.9, Tenant shall at all times during the Term of this Lease, and at its sole cost and expense, maintain and repair in good and working order, condition and repair the Premises and all Improvements and Alterations thereon. Except as otherwise provided in Section 1.9, Port shall not be obligated to make any repairs, replacement or renewals of any kind, nature or description whatsoever to the Premises nor to any Improvements or Alterations now or hereafter located thereon. Notwithstanding any maintenance obligations of Port set forth in Section 1.9, in the event that Tenant, its Agents or Invitees cause any damage (excepting ordinary wear and tear) to the Premises, Port may repair the same at Tenant's expense and Tenant shall immediately reimburse Port therefor.
      11.2Port's Right to Inspect.  In the event that damage or deterioration to the Premises or any portion thereof which is Tenant's obligation to maintain results in the same not meeting the standard of maintenance required by Port for such uses as Tenant is making of the Premises, then Tenant shall have the independent responsibility for, and shall promptly undertake, maintenance or repair of the Premises and complete the same with due diligence. Without limitation Section 25 hereof, Port may make periodic inspections of the Premises and may advise Tenant when maintenance or repair of the Premises is required, but such right of inspection shall not relieve Tenant of its independent responsibility to maintain such Premises and Improvements in a condition as good as, or better than, their condition at the Commencement Date, excepting ordinary wear and tear. If, after reasonable notice in writing from Port, Tenant fails to undertake such maintenance or repairs and complete the same with due diligence, then in addition to any other remedy available to Port, Port may make such maintenance or repairs at Tenant's expense and Tenant shall immediately upon invoice reimburse Port therefor.
      11.3Acts of God. Nothing contained herein shall require either Tenant or Port to repair or replace the Premises or the Improvements thereon as a result of damage caused by acts of war, earthquake, tidal wave or other acts of God, except that this provision shall not affect any obligation to make repairs to the Premises pursuant to Section 18 in the event of any damage or destruction of the Premises.

  12.    UTILITIES AND SERVICES.
      12.1 Utilities. Tenant shall make arrangements and shall pay all charges for all utilities to be furnished on, in or to the Premises or to be used by Tenant, including, without limitation, gas, electrical, water, sewer and telecommunications services. Except as otherwise provided in
         Section 1.10, Tenant shall pay all charges for said utilities, including charges for the connection and installation of the utilities specified in Section 1.10 from the location points specified therein. Tenant shall be obligated, at its sole cost and expense, to repair and maintain in good operating condition all utilities located within the Premises and all utilities installed by Tenant (whether within or outside the Premises). If Tenant requests Port to perform such maintenance or repair, whether emergency or routine, Port shall charge Tenant for the cost of the work performed at the then prevailing standard rates, and Tenant agrees to pay said charges to Port promptly upon billing. Tenant shall pay for repair of utilities located outside the Premises (regardless of who installed the same) which are damaged by or adversely affected by Tenant's use of such utility and shall be responsible for all damages, liabilities and claims arising therefrom. The parties agree that any and all utility improvements shall become part of the realty and are not trade fixtures. Port makes no representation or warranty that utility services, including telecommunications services, will not be interrupted. Port shall not be liable in damages or otherwise for any failure or interruption of any utility services, including telecommunications services, furnished to the Premises. No such failure or interruption shall constitute a basis for constructive eviction, nor entitle Tenant to terminate this Lease or abate the Rent.
      12.2 Services. Tenant shall make arrangements and shall pay all charges for all services to be furnished on, in or to the Premises or to be used by Tenant, including, without limitation, garbage and trash collection, janitorial service and extermination service.

  13.    IMPROVEMENTS AND ALTERATIONS.
      13.1 Consent Required. Tenant shall not make, nor cause or suffer to be made, any Alterations or Improvements to the Premises until Tenant shall have procured and paid for all Regulatory Approvals required to be obtained for such Alterations and Improvements, including, but not limited to, any building or similar permits required by Port or its Chief Harbor Engineer in the exercise of its jurisdiction with respect to the Premises.
      13.2 Construction Requirements. All Alterations or Improvements to the Premises made by or on behalf of Tenant shall be subject to the following conditions, which Tenant covenants faithfully to perform:
          (a)All  Alterations  and  Improvements  shall be constructed in a good and workmanlike manner and in compliance with all applicable building, zoning and other applicable Laws, and compliance with the terms of and the conditions imposed in any Regulatory Approval.
          (b)All Alterations and Improvements shall be performed with reasonable dispatch, delays beyond the reasonable control of Tenant excepted; and
          (c)At the completion of the construction of the Alterations or Improvements, Tenant shall furnish one (1) set of "as-built" drawings of the same made on or to the Premises. Unless otherwise stated as a condition of the Regulatory Approval, this requirement may be fulfilled by the submittal after completion of the
             Alterations or Improvements of a hand-corrected copy of the approved permit drawing(s).
      13.3 Improvements Part of Realtv. All Alterations or Improvements to the Premises made by or on behalf of Tenant which may not be removed without substantial injury to the Premises shall immediately upon construction become part of the realty, shall be owned by Port and shall, at the end of the Term hereof, remain on the Premises without compensation to Tenant, unless Port first waives its right to the Alterations or Improvements in writing.
      13.4   Removal of Improvements. At Port's election made in accordance with
             Section 13.5 hereof, Tenant shall be obligated at its own expense to remove and relocate or demolish and remove (as Tenant may choose) any or all Alterations or Improvements which Tenant has made to the Premises, including without limitation all telephone wiring and equipment installed by Tenant. Tenant shall repair, at its own expense, in good workmanlike fashion any damage occasioned thereby.
      13.5 Notice of Removal. Prior to the effective termination date of this Lease, Port shall give written notice to Tenant (herein "Notice of Removal") specifying the Alterations or Improvements or portions thereof which Tenant shall be required to remove and relocate or demolish and remove from the Premises, in accordance with Section
             13.4. If termination is the result of loss or destruction of the Premises or any Improvements thereon, Port shall deliver said Notice of Removal to Tenant within a reasonable time after the loss or destruction. If Tenant falls to complete such demolition or removal on or before the termination of this Lease, Port may perform such removal or demolition at Tenant's expense, and Tenant shall reimburse Port upon demand therefor.
      13.6 Removal of Non-Permitted Improvements. If Tenant constructs any Alterations or Improvements to the Premises without Port's prior written consent or without complying with section 13.2 hereof, then, in addition to any other remedy available to Port, Port may require Tenant to remove, at Tenant's expense, any or all such Alterations or Improvements and to repair, at Tenant's expense and in good workmanlike fashion, any damage occasioned thereby. Tenant shall pay to Port all special inspection fees as set forth in the San Francisco Building Code for inspection of work performed without required permits.

      14. SUITABILITY; ACCEPTANCE. Tenant acknowledges that Port has made no representations or warranties concerning the Premises, including without limitation, the seismological condition thereof. By taking possession of the Premises, Tenant shall be deemed to have inspected the Premises and accepted the Premises in an "As-Is" condition and as being suitable for the conduct of Tenant's business.

      15. LIENS. Tenant shall keep the Premises free from any liens arising out of any work performed, materials furnished or obligations incurred by Tenant or its Agents. In the event that Tenant shall not, within twenty (20) days following the imposition of any such lien, cause the same to be released of record, Port shall have, in addition to all other remedies provided by this Lease or by Law, the right but not the obligation to cause the same to be released by such means as it shall deem proper, including without limitation, payment of the claim giving rise to such lien. All slims paid by Fort for such purpose and ail reasonable expenses incurred by Port in connection therewith shall be payable to Port by Tenant within thirty (30) days following written demand by Port.

  16.    HAZARDOUS MATERIALS.
      16.1 Requirements for Handling. Neither Tenant nor its Agents or Invitees, shall Handle in, on or about the Premises any Hazardous Material without the prior written consent of Port, which consent shall not be unreasonably withheld so long as Tenant demonstrates to Port's reasonable satisfaction that such Hazardous Material is necessary to Tenant's business, will be Handled in a manner which strictly complies with all Environmental Laws and will not materially increase the risk of fire or other casualty to the Premises. Notwithstanding the foregoing, Tenant may Handle on the Premises janitorial or office supplies or materials in such limited amounts as are customarily used for general office purposes so long as such Handling is at all times in full compliance with all Environmental Laws.
      16.2 Tenant  Responsibility.  Subject  to the  restrictions  set  forth in
           Section 16.1 hereof, Tenant shall Handle all Hazardous Materials discovered on the Premises during the Term of this Lease or introduced  on the  Premises by Tenant,  its Agents or  Invitees,  in
           compliance with all Environmental Laws. Tenant shall not be responsible for the safe Handling of Hazardous Materials introduced on the Premises during the Term of this Lease by City, Port or their Agents. Tenant shall protect its employees and the general public in accordance with all Environmental Laws. Port may from time to time request, and Tenant shall be obligated to provide, information reasonably adequate for Port to determine that any and all Hazardous Materials are being Handled in a manner which complies with all Environmental Laws. Port shall have the right to inspect the Premises for Hazardous Materials at reasonable times, pursuant to Section 25.1 hereof.
      16.3 Requirement to Remove. Prior to termination of this Lease, Tenant, at its sole cost and .expense, shall remove any and all Hazardous Materials introduced in, on, under or about the Premises by Tenant, its Agents or Invitees. Further, Tenant, at its sole cost and expense, shall remove any Hazardous Material discovered on the Premises during the Term of this Lease which is required to be removed by any governmental agency, including Port; provided however, that Tenant shall not be obligated to remove any Hazardous Material introduced onto the Premises during the Term of this Lease by the City, Port or their Agents. Prior to the termination of this Lease, Port and Tenant shall conduct a joint inspection of the Premises for the purpose of identifying a Hazardous Materials existing on the Premises which Tenant is required to remove.

  17.    INSURANCE.
      17.1 Required Insurance Coverage. Tenant, at its sole cost and expense, shall maintain, or cause to be maintained, throughout the Term of this Lease, the following insurance:
           (a) General Liability Insurance. Comprehensive or commercial general liability insurance, with limits not less than One Million Dollars ($1,000,000.00) each occurrence combined single limit for bodily injury and property damage, including coverage's for contractual liability, independent contractors, broad form property damage, personal injury, products and completed operations, and fire damage and legal liability with limits not less than Two Hundred Fifty Thousand Dollars ($250,000.00).
           (b) Automobile Liability Insurance. Comprehensive or business automobile liability insurance with limits not less than One Million Dollars ($1,000,000.00) each occurrence combined single limit for bodily injury and property damage, including coverages for owned and hired vehicles and for employer's non-ownership liability, which insurance shall be required if any automobiles are operated on the Premises.
           (c) Worker's Compensation: Jones Act,: U.S. Longshore and Harbor-worker's Act Insurance. Worker's Compensation Insurance, U.S. Long-shore and Harborworker's Act Insurance and Jones Act Insurance with employer's liability limit not less than One Million Dollars ($1,000,000.00) for each accident, on employees eligible for each. In the event Tenant is self-insured for the
               insurance   required pursuant to this Section 17.1 (c), it shall
               furnish to Port a current Certificate ofPermission to Self-Insure signed by the Department of Industrial Relations, Administration of Self-Insurance, Sacramento, California.
           (d) Personal Property Insurance. Tenant, at its sole cost and expenses, shall procure and maintain on all of its personal property and Alterations, in, on, or about the Premises, property insurance on an all-risk form, excluding earthquake and flood, to the extent of full replacement value. The proceeds from any such policy shall be used by Tenant for the replacement of Tenant's personal property.
           (e) Business Interruption Insurance Tenant, at its sole cost and expense, shall maintain business interruption insurance insuring that the Base Rent shall be paid to Port for a period of up to one year if Tenant is unable to operate its business at the Premises due to a risk insured against by the personal property insurance referred to in Section 17.1(d) above. Said insurance also shall cover business interruptions due to riots or civil commotion.
           (f) Required by  Law.     Such other insurance as required by Law.
           (g) See Addendum. Such other insurance as specified in the Addendum attached to this Lease, if any.

      17.2 Claims-Made  Policies.  If any of the  insurance  required in Section
           17.1 is provided under a claims-made form of policy, Tenant shall maintain such coverage continuously throughout the Term and without lapse for a period of three years beyond the termination of this
           Lease, to the effect that should occurrences during the Term give rise to claims made after termination of this Lease, such claims shall be covered by such claims-made policies.
      17.3 Annual Aggregate Limits. If any of the insurance  required in Section
           17.1 is provided under a form of coverage which includes an annual aggregate limit or provides that claims investigation or legal defense costs be included in such annual aggregate limit, such annual aggregate limit shall be double the occurrence limits specified herein.
      17.4 Payment of Premiums. Tenant shall pay the premiums for maintaining all required insurance.
      17.5 Waiver of Subrogation Rights.  The parties release each other, and their respective authorized  representatives, from any claims for
           damage to the Premises or to the      fixtures,  personal  property,
           Improvements or Alterations of either    Port or Tenant in or on the
           Premises which are caused by or result from risks insured against under any property insurance policies carried by the parties and in force at the time of any such damage, to the extent such claims for damage are paid by such policies. Each party shall cause each property insurance policy obtained by it to provide that the insurance company waives all right of recovery by way of subrogation against the other party in connection with any damage covered by any policy.
        17.6    General Insurance Matters.
         (a) All liability insurance policies required to be maintained by Tenant hereunder shall contain a cross-liability clause, shall name as additional insureds "THE CITY AND COUNTY OF SAN FRANCISCO AND THE SAN FRANCISCO PORT COMMISSION AND THEIR OFFICERS, DIRECTORS, EMPLOYEES AND AGENTS," shall be primary to any other insurance available to the additional insureds with respect to claims arising under this Lease, and shall provide that such insurance applies separately to each insured against whom complaint is made or suit is brought except with respect to the limits of the company's liability.
         (b) All insurance policies required to be maintained by Tenant hereunder shall be issued by an insurance company or companies reasonably acceptable to Port. Tenant's compliance with this Section shall in no way relieve or decrease Tenant's liability under this Lease.
         (c) All insurance policies required to be maintained by Tenant hereunder shall provide for thirty (30) days prior written notice of cancellation or intended non-renewal or reduction in coverage to Tenant and Port. Such notice shall be given in accordance with the notice provisions of Section 30 of this Lease.
         (d) Tenant shall deliver to Port certificates of insurance in a form satisfactory to Port evidencing the coverages required herein, together with evidence of payment of premiums, on or before the Commencement Date, and upon renewal of each policy not less than thirty (30) days before expiration of the term of the policy. Tenant shall, upon Port's request, promptly furnish Port with a complete copy of any insurance policy required hereunder.
         (e) Not more often than every year and upon not less than sixty (60) days prior written notice, Port may require Tenant to increase the insurance limits set forth in Section 17.1 above if Port finds in its reasonable judgment that it is the general commercial practice in San Francisco to carry insurance in amounts substantially greater than those amounts carried by Tenant with respect to risks comparable to those associated with the use of the Premises.

  18.    DAMAGE AND DESTRUCTION.
      18.1 Damage and Destruction. If the Premises or the Facility are damaged by fire or other casualty, then Port shall repair the same provided that funds for such repairs are appropriated by Port, in its sole discretion, for such purpose and provided that such repairs can be made within two hundred ten (210) days after the date of such damage (the "Repair Period"). In the event such corrections are satisfied, this Lease shall remain in full force and effect except that Tenant shall be entitled to a proportionate reduction of Base Rent during the Repair Period based upon the extent to which such damage and the making of such repairs materially interferes with Tenant's use or occupancy of the Premises. Port shall use its best efforts to notify Tenant within ninety (90) days after the date of such damage whether or not such repairs can be made within the Repair Period, and Port's determination thereof shall be binding on Tenant. If such repairs cannot be made within the Repair Period, Port shall have the option to notify Tenant of: (a) Port's intention to repair such damage and diligently prosecute such repairs to completion within a reasonable period after the Repair Period, subject to appropriation of funds, in which event this Lease shall continue in full force and effect and the Base Rent shall be reduced as provided above; or (b) Port's election to terminate this Lease as of a date specified in such notice, which date shall be not less than thirty (30) nor more than sixty (60) days after notice is given by Port. In case of termination, the Base Rent shall be reduced as provided above, and Tenant shall pay such reduced Base Rent up to the date of termination. If at any time during the last twelve (12) months of the Term, the Premises or the Facility is damaged or destroyed, then either Port or Tenant may terminate this Lease by giving written notice to the other party of its election to do so within thirty (30) days after the date of the occurrence of such damage; provided, however, Tenant may terminate only if such damage or destruction substantially impairs its use or occupancy of the Premises. The effective date of termination shall be specified in the notice of termination, which date shall not be more than thirty (30) days from the date of the notice. Notwithstanding anything to the contrary in this Lease, Port shall have no obligation to repair the Premises or the Facility in the event the damage or destruction is attributable to any act or omission of Tenant, its Agents or Invitees. In no event shall Port be required to repair any damage to Tenant's personal property or any paneling, decorations, railings, floor coverings, or any Improvements or Alterations installed or made on the Premises by or at the expense of Tenant. In the event the Premises or the Facility is substantially damaged or destroyed and Port intends to rebuild for public purposes inconsistent with this Lease, Port may terminate this Lease upon written notice to Tenant.
      18.2 Waiver. Port and Tenant intend that the provisions of this Section govern fully in the event of any damage or destruction and accordingly, Port and Tenant each hereby waives the provisions of
           Section 1932, subdivision 2, and Section 1933, subdivision 4, of the Civil Code of California or under any similar Law now or hereafter in effect.

  19.    EMINENT DOMAIN.
      19.1 General. If ail or part of the Premises shall be taken by any public or quasi-public authority under the power of eminent domain or conveyance in lieu thereof, this Lease shall terminate as to any portion of the Premises so taken or conveyed on the date when title or the right to possession vests in the condemnor ("Date of Taking").
      19.2 Partial Takings. If (a) a part of the Premises shall be taken by any public or quasi-public authority under the power of eminent domain or conveyance in lieu thereof, and (b) Tenant is reasonably able to continue the operation of Tenant's business in that portion of the Premises remaining, and (c) Port elects to restore the Premises to an architectural whole, then this Lease shall remain in effect as to said portion of the Premises remaining, and the Base Rent payable from the Date of Taking shall be reduced by an amount that is in the same ratio to the Base Rent as the value of the area so taken bears to the total value of the Premises immediately before the Date of Taking. If, after a partial taking, Tenant is not reasonably able to continue the operation of its business in the Premises or Port elects not to restore the Premises to an architectural whole, this Lease may be terminated by either Port or Tenant by giving written notice to the other party no earlier than thirty (30) days prior to the Date of Taking and no later than thirty (30) days after the Date of Taking. Such notice shall specify the date of termination which shall be not less than thirty (30) nor more than sixty (60) days after the date of said notice.
      19.3 Taking of the Facility. If any substantial portion of the Facility is taken under the power of eminent domain or conveyance in lieu thereof, whether any portion of the Premises is taken or not, Port shall have the right to terminate this Lease by written notice to Tenant within thirty (30) days of the Date of Taking.
      19.4 Temporary Takings. Notwithstanding anything to the contrary contained in this Section, if a taking occurs with respect to all or any part of the Premises for a limited period of time, this Lease shall remain unaffected thereby and Tenant shall continue to pay Rent and to perform all of the terms, conditions and covenants of this Lease. Tenant shall be entitled to receive that portion of any award representing compensation for the use or occupancy of the Premises during the Term up to the total Rent owing by Tenant for the period of the taking, and Port shall be entitled to receive the balance of any award.
      19.5 Award; Waiver. Port shall be entitled to any and all payment, income, rent, award, or any interest therein whatsoever which may be paid or made in connection with any taking or conveyance hereunder, and Tenant shall have no claim against Port or otherwise for the value of any unexpired term of this Lease. Notwithstanding the foregoing, to the extent that the same shall not diminish Port's recovery for such taking, Tenant shall have the right to make a claim, and to receive any award specifically made to Tenant, for moving expenses and for loss or damage to Tenant's trade fixtures, equipment and movable furniture. Port and Tenant intend that the provisions of this Section govern fully in the event of condemnation and accordingly, Port and Tenant each hereby waive any right to terminate this Lease in whole or in part under Sections 1265.120 and 1265.130 of the California Code of Civil Procedure or under any similar law now or hereafter in effect.

  20.    INDEMNITY AND EXCULTATION.
      20.1 Indemnity. Tenant shall indemnify and hold Port, City, and their agents, officers, directors, contractors and employees (collectively, "Agents") harmless from, and, if requested, shall defend them against any and all claims, direct or vicarious liability, damage, injury or loss arising directly or indirectly out of: (a) any injury to or death of any person, including employees of Tenant, or damage to or destruction of any property occurring in, on or about the Premises, or any part thereof, from any cause whatsoever, or (b) any default by Tenant in the observance or performance of any of the terms, covenants or conditions of this Lease, or (c) the use, occupancy or condition of the Premises or the activities therein by Tenant, its Agents, or clients, customers, invitees, guests, members, licensees, assignees and subtenants (collectively, "Invitees"). This indemnity shall be enforceable regardless of the negligence of Port or City, and regardless of whether liability without fault is imposed or sought to be imposed on Port or City. This indemnity shall be enforceable except to the extent that such indemnity is void or otherwise unenforceable under applicable law in effect on, or validly retroactive to, the date of this Lease. This indemnity includes all such loss, damage, injury, liability or claims as described above, loss predicated in whole or in part, upon active or passive negligence of Port, City or their Agents. This indemnity shall exclude claims, liability, damage or loss resulting solely and exclusively from the willful misconduct of Port or City which is not contributed to by any act of, or by any omission to perform some duty imposed by law or agreement on, Tenant, its Agents or invitees.
            In addition to Tenant's obligation to indemnify Port and City, Tenant specifically acknowledges and agrees that it has an immediate and independent obligation to defend Port and City from any claim which actually or potentially falls within this indemnification provision, even if the allegations are or may be groundless, false or fraudulent. Tenant's obligation to defend shall arise at the time such claim is tendered to Tenant by Port and/or City and shall continue at all times thereafter.
            The foregoing indemnity obligation of Tenant shall include without limitation, indemnification from all loss and liability, including attorney's fees, court costs and all other litigation expenses. This indemnification by Tenant shall begin from the first notice that any claim or demand is or may be made. The provisions of this section shall survive the termination of this Lease with respect to any damage, destruction, injury or death occurring prior to such termination.
    20.2 Exculpation. Tenant, as a material part of the consideration to be rendered to Port, hereby waives any and ail claims against Port, City and their Agents, and agrees to hold Port, City and their Agents harmless from any claims for damages to goods, wares, goodwill, merchandise, equipment or business opportunities and by persons in, upon or about said Premises for any cause arising at any time, including without limitation all claims arising from the joint or concurrent negligence of Port or City or their Agents, but excluding any intentionally harmful acts committed solely by Port or City.
    20.3 Hazardous Materials indemnification. Tenant shall indemnify, defend and hold Port, City and their Agents harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses which arise during or after the Term of this Lease as a result of the Handling of Hazardous Materials on the Premises by Tenant, its Agents or Invitees, including without limitation, all costs of investigating and remediating the same, damages for diminution in the value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of any such space and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees. This indemnification of Port and City by Tenant includes, but is not limited to, costs incurred in connection with any investigation of site conditions or any clean-up, remediation, removal or restoration work requested by Port or required by any federal, state or local governmental agency or political subdivision because of Hazardous Material present in the soil or groundwater in, on or under the Premises or in any Improvements. Without limiting the foregoing, if the presence of any Hazardous Material in, on, under or about the Premises caused or permitted by Tenant results in any contamination of the Premises, Tenant, at its sole expense, promptly shall take all action that is necessary to return the Premises to. the condition existing prior to the introduction of such Hazardous Material in, on, under or about the Premises; provided that Port approval of such actions shall first be obtained, which approval shall not be unreasonably withheld so long as such actions could not potentially have any material adverse effect upon the Premises. Tenant's obligations hereunder shall survive the termination of this Lease.

  21.  ASSIGNMENT AND SUBLETTING.
      21.1 Definition of Transfer. The occurrence of any of the following (whether voluntarily, involuntarily or by operation of Law) shall constitute a "Transfer" of this Lease:
      (a) any direct or indirect assignment, conveyance, alienation, sublease, or other transfer Tenant's interest in this Lease or in the Premises, or any part thereof or interest therein; or
      (b)  the use of all or part of the Premises by any person or entity other than Tenant, except Tenant's  authorized Agents or Invitees; or
      (c)  if Tenant is a privately-held corporation,  the dissolution,  merger, consolidation or other reorganization of Tenant, or any cumulative or aggregate sale, transfer, assignment or hypothecation of fifty percent (50%) or more of the total capital stock of Tenant or any sale or cumulative sales of fifty percent (50%) or more of the value of the assets of Tenant; or
      (d)  if Tenant is a partnership or an unincorporated association,
           (i) the withdrawal or substitution(whether voluntarily, involuntarily or by operation of Law and whether occurring at one time or over a period of time) of any partner(s) owning fifty percent or more of said partnership or association, or
          (ii) the cumulative or aggregate sale, transfer, assigment or hypothecation of fifty percent (50%) or more of any interest in the capital or profits of such partnership or association, or
          (iii) the dissolution of the partnership or association.
           As used herein, the term "Transfer" includes a transfer of any interest in this Lease held by any subtenant, assignee or transferee, but does not include any hypothecation, encumbrance or mortgage of this Lease made in accordance with Section 22.
      21.2 Port's Consent Required. Tenant shall not make or permit any Transfer of this Lease except with the prior written consent of Port in each instance as evidenced by Port Commissions resolution and in full compliance with all of the terms and provisions of this Section 21. Any Transfer of this Lease occurring without full compliance with all of the terms and conditions hereof shall constitute an incurable breach by Tenant and shall be voidable at the option of Port.
      21.3 Request for Transfer. Tenant shall give Port at least forty-five (45) days prior written notice or any desired Transfer (herein "Notice of Request to Transfer") and shall provide Fort with the following information in writing: (1) the name, address, legal composition and ownership of the proposed transferee, (2) the current balance sheet and profit and loss statements (herein "financial statements") for the proposed transferee and for any other entity or person who is to be liable for Tenant's obligations under this Lease, such financial statements to be certified in writing to be true and correct and to be prepared in accordance with generally accepted accounting principles and to cover a period of three years prior to the proposed effective date of the Transfer (or for such shorter period as the proposed transferee or other person may have been in existence), (3) a full description of the terms and conditions of the proposed Transfer, including copies of any and all proposed subleases or assignment agreements or other documents and instruments concerning the proposed Transfer, (4) a description of the proposed use of the Premises by the proposed transferee, including any required or desired Alterations or Improvements to the Premises that may be undertaken by such transferee in order to facilitate its proposed use, (5) complete information regarding all payments to be made or other consideration to be given in connection with the Transfer; (6) a list of personal, business and credit references of the proposed transferee, (7) a current financial statement of Tenant, and (8) any other information, documentation or evidence as may be requested by Port, all in sufficient detail to enable Port to evaluate the proposed Transfer and the prospective transferee. Tenant's Notice of Request to Transfer shall not be deemed to have been served or given until such time as Tenant has provided Port with all information set forth hereinabove. Tenant shall immediately notify Port of any modifications to the proposed terms of the Transfer.
      21.4 Port's Consent/Refusal to Consent. Upon receiving a Notice of Request to Transfer, Port shall have the right to do any of the following:
         (a) Port  may  consent  to  the  proposed  Transfer,   subject  to  any
             reasonable conditions upon such Transfer, which conditions may include, without limitation: (i) that the proposed transferee expressly assume all obligations of Tenant under this Lease without, however, Port releasing Tenant therefrom; (ii) that in the event this Lease is terminated prior to the expiration of any sublease, at the election of Port, such termination shall operate to terminate all existing subleases entered into by Tenant without further notice from Port; and (iii) that the sublease or other Transfer agreement contain,: (A) an indemnification clause and waiver of claims provisions in favor of Port and City identical to those contained in Section 20 of this Lease; (B) a clause requiring the proposed transferee to name City, Port and their Agents as additional insureds under all liability and other insurance policies; and (C) a clause requiring the proposed transferee to acknowledge Port's right to demand increased insurance coverage to normal amounts consistent with the proposed transferee's business activities on the Premises.
         (b) Port  may  deny  its  consent  to  the  proposed  Transfer  on  any reasonable ground. Reasonable grounds shall include, without limitation, any one or more of the following: (i) that the proposed transferee's financial condition is or may become insufficient to support all of the financial and other obligations of this Lease;
             (ii) that the use to which the Premises will be put by the proposed transferee is inconsistent with the terms of this Lease or Otherwise will materially and adversely affect any interest of Port; (iii) that the nature of the proposed transferee's intended or likely use of the Premises would involve an increased risk of the use, release or mishandling of Hazardous Materials or otherwise increase the risk of fire or other casualty; (iv) that the business reputation or character of the proposed transferee or any of its affiliates is not reasonably acceptable to Port; (v) that the proposed transferee is not likely to conduct on the property a business of a quality substantially equal to that conducted by Tenant; or (vi) that Port has not received assurances acceptable to Port in its sole discretion that all past due amounts owing from Tenant to Port (if any) will be paid and all other defaults on the part of Tenant (if any) will be cured prior to the effectiveness of the proposed Transfer. If Port denies its consent to the proposed Transfer pursuant to this subsection (b), and if Tenant shall so request in writing, Port shall provide to Tenant a statement of the basis on which Port denies its consent.
         (c) One hundred percent (100%) of all sums paid or payable to Tenant by the transferee in excess of the then-existing Rent payable by Tenant attributable to the portion of the Premises being transferred, including without limitation, any rent and all other sums or other consideration received by Tenant as a result of the Transfer, in whatever form (less expenses for verifiable, reasonable and customary brokerage commissions, Tenant Improvements, lease concessions, value of Tenant's trade fixtures conveyed and other expenses actually paid or obligations incurred by Tenant in connection with the Transfer and/or expenses of operating the Premises paid or incurred by Tenant) shall be paid by Tenant to Port immediately upon receipt thereof by Tenant as Additional Rent hereunder. Notwithstanding the foregoing, in the event this Lease is assigned in connection with a sale of Tenant's business, including the sale of Tenant's trade fixtures at the Premises and Tenant's goodwill, and the assignee will continue to operate the same business that Tenant operated at the Premises, then the sums payable by Tenant to Port pursuant to this Section 21.4(c) shall be limited to those amounts attributable to the value of Tenant's leasehold interest and shall not include amounts attributable to the value of Tenant's goodwill, as such amounts are determined by Port in Port's reasonable discretion.
         (d) Tenant acknowledges and agrees that each of the rights of Port set forth in this Section 21 is a reasonable limitation on Tenant's right to assign or sublet for purposes of California Civil Code
             Section 1951.4.
         (e) No consent to any proposed Transfer, whether conditional or unconditional, shall be deemed to be a consent to any other or further Transfer of this Lease, or any other Transfer of this Lease on the same or other conditions. No interest of Tenant in this Lease shall be assignable by operation of Law.

      21.5 Fees for Review. Tenant shall reimburse Port for all costs, including without limitation attorney's fees, which are incurred by Port in connection with the review, investigation, processing, documentation and/or approval of any proposed Transfer.
      21.6 No Release of Tenant. The acceptance by Port of Rent or other payment from any other person shall not be deemed to be a waiver by Port of any provision of this Lease or to be a consent to any subsequent Transfer or to be a release of Tenant from any obligation under this Lease. No Transfer of this Lease shall in any way diminish, impair or release any of the liabilities and obligations of Tenant, any guarantor or any other person liable for all or any portion of Tenant's obligations under this Lease. The joint and several liability of Tenant and Tenant's successors or transferees and the obligations of Tenant under this Lease shall not be discharged, released or impaired by any agreement by Port modifying any provision of this Lease or extending time for performance hereunder or by any waiver or failure of Port to enforce any obligations hereunder.
      21.7 Assignment of Sublease Rents. Tenant immediately and irrevocably assigns to Port, as security for Tenant's obligations under this Lease, all of Tenant's interest in any rent from any Transfer of all or any part of the Premises; except that, until the occurrence of an act of default by Tenant, Tenant shall have the right to receive, collect and enjoy such rents.
      22. Leasehold Mortgages, Security Interests. Tenant shall, upon the prior writ-ten consent of Port, which consent shall not be unreasonably withheld, have the right from time to time to enter into a Leasehold Mortages subject to the terms and conditions of this Section 22. For the express benefit of all secured parties under a Leasehold Mortgage hereinafter referred to as "Lender"), the parties agree as follows during the term of any Leasehold Mortgage:
             (a)The execution of any Mortgage, or the foreclosure thereof or any sale thereunder or conveyance by Tenant to Lender, or the exercise of any right, power or privilege reserved therein, shall not constitute a violation of any of the Lease terms or conditions of any assumption by Lender, personally, of Tenant's obligations hereunder except as provided in subsection (c) below.
             (b)Lender,  at its option,  may at any time before Port's  exercise of any of its rights pursuant to this Section 22, or before the expiration date of the period specified in subsection (f) below, whichever last occurs, perform any of the covenants and conditions required to be performed hereunder by Tenant. Any performance of Tenant's duties by Lender shall be effective to prevent the termination of this Lease.
             (c) Port hereby  agrees  that Lender may record any such  Leasehold
                 Mortgage and may enforce it and upon foreclosure sell and assign Tenant's interest in this Lease and the Improvements, if any, to another from whom it may accept a purchase price, subject, however, to first securing written approval from Port, which approval shall not be unreasonably withheld. Furthermore, Lender may acquire title to the leasehold estate hereunder and Tenants interest, if any, in the Improvements in any lawful way, and if Lender becomes the assignee, Lender may sell or assign said leasehold and Tenant's interest, if any, in any Improvements. If Lender acquires Tenant's leasehold estate hereunder by foreclosure or other appropriate proceedings or by a proper conveyance from Tenant, Lender shall take subject to all of the provisions of this Lease, and shall assume personally all of the obligations of Tenant hereunder.
             (d) If Lender  acquires  Tenant's  leasehold  estate  hereunder  by foreclosure or other appropriate proceedings or by a conveyance from Tenant in lieu of foreclosure, Lender shall attorn to Port and, subject to the provisions of Section 21, may sublease such portion for any period or periods within the Term, or may assign Tenant's leasehold estate hereunder by sale or otherwise.
             (e) No such  foreclosure  or other  transfer of Tenant's  leasehold estate nor the acceptance of any Rent by Port from another shall relieve, release or in any manner affect Tenant's liability hereunder.
             (f) If an event of default under Section 23 hereof  occurs,  Lender shall have thirty (30) days after receipt of written notice from Port specifying Tenant's default to remedy such default. In the event of a non-monetary default of Tenant, if Lender shall have commenced appropriate proceedings in the nature of foreclosure within such thirty (30) day period and is diligently prosecuting the same, Lender shall have a reasonable time beyond thirty (30) days within which to cure such non-monetary default. Port's right to exercise its rights pursuant to Section 23 hereof shall at all times, while such Leasehold Mortgage encumbers Tenant's estate, be subject to and conditioned upon Port's furnishing Lender such written notice and Lender having failed to cure such default as provided herein. The fact that the time has expired for performance of a covenant by Tenant shall not render performance by Lender or a purchaser impossible. In the event of a nonmonetary default of Tenant, if Lender or any purchaser shall promptly undertake to perform Tenant's defaulted obligation and shall diligently proceed with such performance, the time for such performance shall be extended by such period as shall be reasonably necessary to complete such performance.
             (g) Lender shall give written notice in accordance  with Section 30 to Port of its address and the existence and nature of its security interest. Failure to give such notice shall constitute a waiver of Lender's rights hereunder.
             (h) Immediately  after a Leasehold  Mortgage on all or a portion of the leasehold estate is recorded, Tenant, at its own expense, shall cause to be recorded in the Official Records a request that Port receive written notice of any default and/or notice of sale under the Leasehold Mortgage. In addition, Tenant shall furnish to Port complete copies of the Leasehold Mortgage and the note or other obligation secured thereby and any modifications, amendments or extensions thereto. (i) Notwithstanding any other provisions of this Lease, no such transfer of Tenant's leasehold interest hereunder shall occur, whether by written instrument, court order or otherwise, unless Port shall first consent in writing. Such consent shall not be unreasonably withheld. (i) The Leasehold Mortgage shall provide that any proceeds from fire or extended coverage insurance shall be used for repair or rebuilding of the Premises on the terms and conditions set forth in this Lea-se, and not to repay part of the outstanding Leasehold Mortgage.
             (k) Tenant shall  reimburse  Port for any costs incurred by Port in connection with the review and approval of any proposed Leasehold Mortgage, or any transactions related thereto.
             (1) Notwithstanding  any other  provisions  of this  Lease,  Tenant shall not under any circumstances encumber Port's estate in the Premises. Any such encumbrance shall be void and shall constitute a material default under this Lease.

  23.    DEFAULT BY TENANT.
      23.1 Event of Default. The occurrence of any one or more of the following events shall constitute a default by Tenant:
             (a) Failure by Tenant to pay when due any Rent;
             (b) Abandonment or vacation of the Premises by Tenant;
             (c) Failure to  perform  any other  provision  of this Lease if the failure to perform is not cured within thirty (30) days after notice has been given by Port to Tenant. If the default cannot reasonably be cured within 30 days, Tenant shall not be in default of this Lease if Tenant commences to cure the default within such thirty (30) day period and diligently and in good faith continues to cure the default;
             (d) Either  (i) the  failure  of  Tenant  to pay its  debts as they become due, the written admission of Tenant of its inability to pay its debts, or a general assignment by Tenant for the benefit of creditors; or (ii) the filing by or against Tenant of any action seeking reorganization, arrangement, liquidation, or other relief under any Law relating to bankruptcy, insolvency, or reorganization (unless such action is involuntary and is discharged within sixty (60) days) or seeking the appointment of a trustee, receiver or liquidator of Tenant's or any substantial part of Tenant's assets; or (iii) the attachment, execution or other judicial seizure of substantially all of Tenant's interest in this Lease, unless such seizure is discharged within ten (10) days.
           Notices given under this section shall demand that Tenant perform the provisions of this Lease or pay the Rent that is in arrears, as the case may be, within the applicable period of time, or quit the Premises. No such notice shall be deemed a forfeiture or a termination of this Lease unless Port so elects in the notice.
      23.2 Port's Remedies. Upon default by Tenant, Port shall, without further notice or demand of any kind to Tenant or to any other person, have the following remedies:
           (a) Tenant's Right to Possession Not Terminated.
               Port has the remedy described in Section 1951.4 of the California Civil Code, under which it may continue this Lease in full force and effect after Tenant's breach and abandonment, and the Lease shall continue in effect, so long as Port does not terminate Tenant's right to possession, and Port may enforce all of its rights and remedies under this Lease, including the right to collect Rent when due. During the period Tenant is in default, Port may enter the Premises and relet them, or any part of them, to third per-Lies for Tenant's account. Tenant shall be liable immediately to Port for all reasonable costs Fort incurs in reletting the Premises, including, but not limited to, broker's commissions, expenses of remodeling the Premises required by the reletting and like costs. Reletting can be for a period shorter or longer than the remaining Term of this Lease. Tenant shall pay to Port the Rent due under this Lease on the dates the Rent is due, less the Rent Port receives from any reletting. No act by Port allowed by this subsection shall terminate this Lease unless Port notifies Tenant that Fort elects to terminate this Lease. After Tenant's default and for as long as Port does not terminate Tenant's right to possession of the Premises, if Tenant obtains Port's consent Tenant shall have the right to assign or sublet its interest in this Lease, but Tenant shall not be released from liability.
           (b)Termination of Tenant's Right to Possession. Port may terminate Tenant's right to possession of the Premises at any time, No act by Port other than giving notice of termination to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises, or the appointment of a receiver on Port's initiative to protect Port's interest under this Lease shall not constitute a termination of Tenant's right to possession.
           (c)Appointment of Receiver. If Tenant is in default of this Lease, Port shall have the right to have a receiver appointed to collect Rent and conduct Tenant's business. Neither the filing of a petition for the appointment of a receiver nor the appointment itself shall constitute an election by Port to terminate this Lease.
           (d)Port's Right to Cure Tenant's Default. Port, at any time after Tenant commits a default, may, at Port's sole option, cure the default at Tenant's cost. If Port at any time, by reason of Tenant's default, undertakes any act to cure or attempt to cure such default that requires the payment of any sums, or otherwise incurs any costs, damages, or liabilities, (including without limitation, attorneys' fees), all such sums, costs, damages or liabilities paid by Port shall be due immediately from Tenant to Port at the time the sum is paid, and if paid by Tenant at a later date shall bear interest at the lesser of ten percent (10 %) or the maximum non-usurious rate Port is permitted by Law to charge from the date such sum is paid by Port until Port is reimbursed by Tenant.
      The remedies set forth in this Section 23.2 are not exclusive; they are cumulative and in addition to any and all other rights or remedies of Port now or later allowed by Law. Tenant's obligations hereunder shall survive any termination of this Lease.

      23.3 Damages. If Port elects to terminate this Lease under Section 23.2, Port has the rights and remedies provided by California Civil Code Section 1 951.2, including the right to recover from Tenant the following:
           (a) The worth at the time of award of the unpaid Rent which had been earned at the date of termination of this Lease;
           (b) The worth at the time of award of the amount by which the unpaid Rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided;
           (c) The worth at the time of award of the amount by which the unpaid Rent for the balance of the Term after the time of award exceeds the amount of the loss of Rent that Tenant proves could be reasonably avoided; and
           (d) Any other amounts necessary to compensate Port for the detriment proximately caused by Tenant's default, or which, in the ordinary course of events, would likely result, including, but not limited to, attorneys' fees and court costs, the costs of carrying the Premises such as repairs, maintenance, taxes and insurance premiums, utilities, security precautions and the reasonable costs and expenses incurred by Port in (i) retaking possession of the Premises; (ii) cleaning and making repairs and alterations necessary to return the Premises to good condition and preparing the Premises for reletting; (iii) removing, transportation and storing any of Tenant's property left at the Premises (although Port shall have no obligation so to do); and (iv) reletting the Premises, including, without limitation, brokerage commissions, advertising costs and attorneys' fees. Efforts by Port to mitigate the damages caused by Tenants breach of the Lease do not waive Port's rights to recover damages upon termination. The "worth at the time of award" of the amounts referred to in Sections 22.3(a) and (b) shall be computed by allowing interest at an annual rate equal to the lesser of ten percent or the maximum non-usurious rate Port is permitted by Law to charge. The "worth at the time of award" of the amount referred to in Section 22.3(c) shall be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award, plus one percent (1%)

      23.4 No Accord and Satisfaction. No payment by Tenant or receipt by Port of an amount less than the Rent due under this Lease shall be deemed to be other than "on account" of the earliest Rent due; nor shall any endorsement or statement on any check or payment, or letter accompanying such check or payment, be deemed an accord and satisfaction. Port may accept any such partial payment or tender without prejudice to its right to recover the balance of any amount due and to pursue any other remedy herein provided at Law or in equity.

  24.    LITIGATION EXPENSES.- ATTORNEYS' FEES.
      24.1 Litigation Expenses. If either party hereto brings an action or proceeding (including any cross-complaint or counterclaim) against the other party by reason of a default, or otherwise arising out of this Lease, the prevailing party in such action or proceeding shall be entitled to recover from the other party its costs and expenses of suit, including but not limited to reasonable attorneys' fees, which shall be payable whether or not such action is prosecuted to judgment. 'Prevailing party" within the meaning of this Section 24 shall include, without limitation, a party who substantially obtains or defeats, as the case may be, the relief sought in the action, whether by compromise, settlement, judgment or the abandonment by the other party of its claim or defense.
      24.2 Appeals. Attorneys' fees under this Section 24 shall include attorneys' fees and all other reasonable costs and expenses incurred in connection with any appeal.
      24.3 City Attorney. For purposes of this Lease, reasonable fees of attorneys of the City's Office of the City Attorney shall be based on the fees regularly charged by private attorneys with an equivalent number of years of professional experience (calculated by reference to earliest year of admission to the Bar of any State) who practice in San Francisco in law firms with approximately the same number of attorneys as employed by the Office of the City Attorney.

25.     PORT'S ENTRY ON PREMISES.
    25.1 Entry for Inspection. Port and its authorized Agents shall have the right to enter the Premises without notice at any time during normal business hours of generally recognized business days, provided that Tenant or Tenant's Agents are present on the Premises, for the purpose of inspecting the Premises to determine whether the Premises are in good condition and whether Tenant is complying with its obligations under this Lease.
    25.2 General Entry. In addition to its rights pursuant to Section 25.1, Port and its authorized Agents shall have the right to enter the Premises at all reasonable times and upon reasonable notice for any of the following purposes:
           (a) To perform any necessary maintenance, repairs or restoration to the Premises, or to perform any services which Port has the right or obligation to perform;
           (b) To serve, post, or keep posted any notices required or allowed under the provisions of this Lease;
           (c) To post "For Sale" signs at any time during the Term; to post 'For Lease' signs during the last six months of the Term or during any period in which Tenant is in default;
           (d) To show the remises to prospective real estate brokers, agents, buyers, or persons interested in an exchange, at any time during the Term; to show the Premises to prospective tenants during the last six months of the Term, or during any period in which Tenant is in default;
           (e) If any excavation or other construction is undertaken or is about to be undertaken on any property or street adjacent to the Premises, to shore the foundations, footings or walls of the premises and to erect scaffolding and protective barricades around and about the Premises as reasonably necessary in connection with such activities (but not so as to prevent or unreasonably restrict entry to the Premises), and to do any other act or thing necessary for the safety or preservation of the Premises during such excavation or other construction.
      25.3 Emergency Entry. Port may either the Premises at any time, without notice, or, in the event of an emergency. Port shall have the right to use any and all means which Port may deem proper in such an emergency in order to obtain entry to the Premises. Entry to the Premises by any of said means, or otherwise, shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into, or a detainer of the Premises, or an eviction of Tenant from the Premises or any portion of them.
      25.4 No Liability. Port shall not be liable in any manner, and Tenant hereby waives any claim for damages, for any inconvenience, disturbance, loss of business, nuisance, or other damage, including without limitation any abatement or reduction in Rent, arising out of Port's entry onto the Premises as provided in this Section 25, except damage resulting solely from the active negligence or willful misconduct of Port or its authorized representatives.
      25.5 Non-Disturbance. Port shall use its best efforts to conduct its activities on the Premises as allowed in this Section 25 in a manner which, to the extent reasonably practicable, will cause the least possible convenience, annoyance or disturbance to Tenant.

  26.    SURRENDER AND QUITCLAIM.
      26.1 Surrender. Upon termination of this Lease Tenant shall surrender to Port the Premises and all Improvements thereon in good condition (except for ordinary wear and tear occurring after the last necessary maintenance made by Tenant and except for destruction or condemnation as described in Sections 18 and 19 hereof), except for Improvements and Alterations which Tenant has the right to remove or is obligated to remove under the provisions of Section 13. Tenant shall repair any damage to the Premises for which Tenant is liable under this Lease. Tenant shall remove all of its personal property and perform all restoration made necessary by the removal of any Improvements, Alterations or Tenant's personal property within the time periods stated in this Lease. Port may elect to retain or dispose of any Improvements or Tenant's personal property which Tenant does not remove from the Premises as allowed or required by this Lease by giving at least ten (10) days' prior written notice of such election to Tenant. Except with respect to (i) Tenant's personal property as to which Port has waived in writing any right it may have or may have acquired, (ii) Tenant's property which is covered by any filed financing statement, and (iii) any Hazardous Material left in or on the Premises, title to any Improvements, Alterations or to Tenant's personal property which Port elects to retain or dispose of upon expiration of the ten-day period shall vest in Port. Tenant waives all claims against Port for any damage to Tenant resulting from Port's retention or disposition of any Improvements, Alterations or Tenant's personal property. Tenant shall be liable to Port for all costs incurred by Port for storing, removing or disposing of any Improvements, Alterations or Tenant's personal property. If Tenant falls to surrender the Premises as required by this Section 26.1, Tenant shall hold Port harmless from all damages resulting from Tenant's failure to surrender the Premises, including, but not limited to, claims made by a succeeding tenant resulting from Tenant's failure to surrender the Premises. No act or conduct of Port, including, but not limited to, the acceptance of the keys to the Premises, shall constitute an acceptance of the surrender of the Premises by Tenant before the expiration of the Term. Only a notice from Port to Tenant shall constitute acceptance of the surrender of the Premises and accomplish a termination of this Lease.
    26.2 Quitclaim. Upon termination of this Lease, the Premises shall automatically, and without further act or conveyance an the part of Tenant or Port, become the property of Port, free and clear of all liens and Leasehold Mortgages and without payment therefor by Port and shall be surrendered to Fort upon such date. Upon or at any time after the date of termination of this Lease, if requested by Port, Tenant shall promptly deliver to Port, without charge, a quitclaim deed to the Premises and any other instrument reasonably requested by Port to evidence or otherwise effect the termination of Tenant's leasehold estate hereunder and to effect such transfer or vesting of title to the Premises or any Improvements or Alterations that Port agrees are to remain part of the Premises pursuant to the provisions of Section 13.3 above.

27. HOLDING OVER. Any holding over after the expiration of the Term with the consent of Port shall be deemed a month-to-month tenancy and shall be upon each and every one of the terms, conditions and covenants of this Lease, except that, at Port's election, the Rent shall be adjusted either in accordance with the provisions of Section 5.2 or to the then current market rate as reasonably determined by Port. Either party may cancel said month-to-month tenancy upon thirty (30) days' written notice to the other party.

28. MINERAL  RESERVATION.  The State of  California,  pursuant  to  Section 2 of
    Chapter  1333  of the  Statutes  of  1968,  as  amended,  has  reserved  all subsurface mineral deposits, including oil and gas deposits, on or underlying the Premises. In accordance with the provisions of said Statutes, Port and Tenant shall and hereby do grant to the State of California the right to explore, drill for and extract said subsurface minerals, including oil and gas deposits, from the Mineral Reservation area located by the California Grid System as more particularly described in Section 1.11 hereof.

29.    CITY REQUIREMENTS.
       29.1 Non-Discrimination. Tenant shall not, in the operation and use of the Premises, discriminate against any person or group of persons solely because of race, color, creed, national origin, ancestry, age, sex, sexual orientation, disability or acquired immune deficiency syndrome (AIDS) or AIDS related condition (ARC). The provisions of Chapters 12B and 12C of the San Francisco Administrative Code, relating to nondiscrimination by parties contracting with the City and County of San Francisco, are incorporated herein by this reference and made a part hereof as though fully set forth herein. Tenant agrees to comply with all provisions of such Chapters 12B and 12C that apply to tenants of the City and County of San Francisco.
       29.2 MacBride Principles-Northern Ireland. City urges companies doing business in Northern Ireland to move towards resolving employment inequities and encourages such companies to abide by the MacBride Principles. City urges San Francisco companies to do business with corporations that abide by the MacBride Principles.
       29.3 Tropical Hardwood Ban. City urges Tenant not to import, purchase, obtain, or use for any purpose, any tropical hardwood or tropical hardwood product.
       29.4 Tobacco Products Advertising Ban. Tenant acknowledges and agrees that no advertising of cigarettes or tobacco products is allowed on any real property owned by or under the control of the City, including the property which is the subject of this Lease. This prohibition includes the placement of the name of a company producing, selling or distributing cigarettes or tobacco products or the name of any cigarette or tobacco product in any promotion of any event or product. This prohibition does not apply to any advertisement sponsored by a state, local or nonprofit entity designed to communicate the health hazards of cigarettes and tobacco products or to encourage people not to smoke or to stop smoking.

30. NOTICES. Except as otherwise expressly provided in this Lease or by Law, any and all notices or communications required or permitted by this Lease or by Law to be served on, given to or delivered to either party by the other party shall be in writing and shall be given by one of the following methods: (a) delivering the notice in person, (b) sending the notice by United States Mail, first, class, postage prepaid, or (c) sending the notice by overnight courier or mail, with postage prepaid, to the mailing address set forth in Section 1.12 Subject to the restrictions set forth below and only for the convenience of the parties, copies of notices also may be given by telefacsimile to the telephone number set forth in Section
     1.12. Either party may change such party's mailing address or telefacsimile number at any time by giving written notice of such change to the other party in the manner provided above at least ten (10) days prior to the effective date of the change. All notices under this Lease shall be deemed to be duly served, given, delivered, made or communicated on the date personal delivery actually occurs or, if mailed, on the date of deposit in the United States Mail. A person or party may not give official or binding notice by telefacsimile. Service of process at Tenant's address set forth in Section 1.12 or other address, notice of which is given in accordance with the terms of this Section 30, shall be valid and binding upon such party.

31. TIME IS OF THE ESSENCE. Time is of the essence as to each and every provision of this Lease.

32. SIGNS. Tenant shall not have the right to place, construct or maintain any sign, advertisement, awning, banner or other exterior decoration on the Premises without Port's prior written consent. Any sign that Tenant is permitted to place, construct or maintain on the Premises shall comply with all Laws relating thereto, including but not limited to Fort's Tenant Sign Guidelines and building permit requirements, and Tenant shall obtain all Regulatory Approvals required by such Laws. Port makes no representation with respect to Tenant's ability to obtain such Regulatory Approval. Tenant, at its sole cost and expense, shall remove all signs placed by it on the Premises at the expiration or earlier termination of this Lease.

  33. MISCELLANEOUS PROVISIONS.
      33.1 California Law. This Lease shall be construed and interpreted in accordance with Laws of the State of California and City's Charter.
      33.2 Entire Agreement. This Lease contains all of the representations and the entire agreement between the parties with respect to the subject matter of this agreement. Any prior correspondence, memoranda, agreements, warranties, or written or oral representations relating to such subject matter are superseded in total by this Lease. No prior drafts of this Lease or changes from those drafts to the executed version of this Lease shall be introduced as evidence in any litigation or other dispute resolution proceeding by any party or other person, and no court or other body should consider those drafts in interpreting this Lease.
      33.3 Amendments. No amendment of this Lease or any part thereof shall be valid unless it is in writing and signed by all of the parties hereto.
      33.4 Severability. Except as is otherwise specifically provided for in this Lease, invalidation of any provision of this Lease, or of its application to any person, by judgment or court order, shall not affect any other provision of this Lease or its application to any other person or circumstance, and the remaining portions of this Lease shall continue in full force and effect, unless enforcement of this Lease as invalidated would be unreasonable or grossly inequitable under all of the circumstances or would frustrate the purposes of this Lease.
      33.5 No Party Drafter; Captions. The provisions of this Lease shall be construed as a whole according to their common meaning and not strictly for or against any party in order to achieve the objectives and purposes of the parties. Any caption preceding the text of any section, paragraph or subsection or in the table of contents is included only for convenience of reference and shall be disregarded in the construction and interpretation of this Lease.
      33.6 Singular, Plural, Gender. Whenever required by the context, the singular shall include the plural and vice versa, and the masculine gender shall include the feminine or neuter genders, and vice versa.
      33.7 Successors. The terms, covenants, agreements and conditions set forth in this Lease shall bind and inure to the benefit of Port and Tenant and, except as otherwise provided herein, their personal representatives and successors and assigns.
      33.8 Real Estate Broker's Fees. Each party shall be responsible for the payment of all fees and commissions to any real estate broker with whom such party has contracted. Each party shall hold the other party harmless from any and all damage resulting from any claim which may be asserted against the other party by any broker, finder or other person with whom the other party has or purportedly has dealt with respect to this Lease.
      33.9 Counterparts. For convenience, the signatures of the parties to this Lease may be executed and acknowledged on separate paces which, when attached to this Lease, shall constitute this as one complete Lease. This Lease may be executed in any number of counterparts each of which shall be deemed to be an original and all of which shall constitute one and the same Lease.
      33.10Authority.  If Tenant signs as a corporation or a  partnership,  each of the persons executing this Lease on behalf of Tenant does hereby covenant and warrant that Tenant is a duly authorized and existing entity, that Tenant has and is qualified to do business in California, that Tenant has full right and authority to enter into this Lease, and that each and all of the persons signing on behalf of Tenant are authorized to do so. Upon Port's request, Tenant shall provide Port with evidence reasonably satisfactory to Port confirming the foregoing representations and warranties.
      33.11Waiver. No failure by Port to insist upon the Strict performance of any obligation of Tenant under this Lease or to exercise any right, power or remedy arising out of a breach thereof, irrespective of the length of time for which such failure continues, and no acceptance of full or partial Rent during the continuance of any such breach shall constitute a waiver of such breach or of Port's rights to demand strict compliance with such term, covenant or condition. Port's consent to or approval of any act by Tenant requiring Port's consent or approval shall not be deemed to waive or render unnecessary Port's consent to or approval of any subsequent act by Tenant. Any waiver by Port of any default must be in writing and shall not be a waiver of any other default concerning the same or any other provision of this Lease.

34. NO LIGHT, AIR OR VIEW EASEMENT. Any diminution or shutting off of light, air or view by any structure which may be erected on lands adjacent to the Facility shall in no way affect this Lease or impose any liability on Port.

35. PROXIMITY OF WATERFRONT TRANSPORTATION PROJECT. Tenant acknowledges that during the Term, the Waterfront Transportation Project involving (by way of example only and not of limitation) the realignment of the Embarcadero Roadway, Mid-Embarcadero freeway replacement, construction of a MUNI-metro turnaround project, MUNI-metro extension, F-line historic streetcar line, and a waterfront promenade, is scheduled to be constructed on property in the immediate vicinity of the Premises. Tenant is aware that the construction of such project and the activities associated with such construction will generate certain adverse impacts which may result in some inconvenience to or disturbance of Tenant. Said impacts may include, but are not limited to, increased vehicle and truck traffic, traffic delays and re-routing, loss of street and public parking, dust, dirt, construction noise and visual obstructions. Tenant hereby waives any and all claims against Port, City and their Agents arising out of such inconvenience or disturbance, including without limitation any abatement or reduction of Rent.

36. PROXIMITY OF MISSION BAY PROJECT. Tenant acknowledges that during the Term, the Mission Bay Project is scheduled to be constructed on property in the immediate vicinity of the Premises. Tenant is aware that the construction of such project and the activities associated with such construction will generate certain adverse impacts which may result in some inconvenience to or disturbance of Tenant. Said impacts may include, but are not limited to, increased vehicle and truck traffic, traffic delays and re-routing, loss of street and public parking, dust, dirt, construction noise and visual obstructions. Tenant hereby waives any and all claims against Port, City and their Agents arising out of such inconvenience or disturbance, including without limitation any abatement or reduction of Rent.

37. WAIVER OF RELOCATION ASSISTANCE RIGHTS. Tenant hereby waives any and all rights, benefits or privileges of the California Relocation Assistance Law, California Government Code 7260 et seq., and the Uniform Relocation Assistance and Real Property Acquisition Policies Act, 42 U.S.C. 4601 et sec., or under any similar law, statute or ordinance now or hereafter in effect, except as provided in Section 19 hereof (Eminent Domain).



IN WITNESS WHEREOF, PORT and TENANT execute this Lease at San Francisco, California, as of the last date set forth below.


     PORT:                                          TENANT:
     CITY AND COUNTY OF SAN FRANCISCO,              DARLING INTERNATIONAL INC, a
     a municipal corporation, operating             Delaware Corporation
     by and through the SAN FRANCISCO
     PORT COMMISSION


    By  /s/ Kirk W. Benpett                          By:  /s/ Barney Dreiling
      ------------------------                           ---------------------
    KIRK W. BENPETT                                  BARNEY DREILING
    Acting Director, Tenant & Maritime Services      Vice President


     Dated:    7/12/96                               Dated:   7/15/96



APPROVED AS TO FORM:
LOUISE H. RENNE, City Attorney


By:  /s/
   ------------------------
    Deputy City Attorney



Lease Prepared By: Nicolas Dempsey, Property Manager   /s/
                                                       -----------
                                                        (initials)

                      ADDENDUM TO LEASE NO. L-12090 BETWEEN
                THE CITY AND COUNTY OF SAN FRANCISCO, THROUGH THE
                    SAN FRANCISCO PORT COMMISSION, Landlord,

                                       and

                       DARLING INTERNATIONAL, INC, Tenant


         In the event of any conflict between the provisions of this Addendum and provisions of the Lease, the provisions of this Addendum shall control.

Port and Tenant hereby agree as follows:

1 .   Section 4.2 of the Lease is hereby deleted in its entirety.

2. Section 6.2 (Possessory Interest Tax) is hereby amended in its entirety to read as follows:

"6.2 Possessory Interest Tax. (a)Tenant recognizes and understands that this Lease may create a possessory interest subject to property taxation and that Tenant may be subject to the payment of property taxes levied on such interest. Tenant further recognizes and understands that any sublease or assignment permitted under this Lease and any exercise of any option to renew or other extension of this Lease may constitute a change in ownership for purposes of property taxation and therefore may result in a revaluation of any possessory interest created hereunder. (b) Tenant agrees to pay taxes of any kind, including, but not limited to, possessory interest taxes, that may be lawfully assessed on the leasehold interest hereby created and to pay all other taxes, excises, licenses, permit charges and assessments based on Tenant's usage of the Premises that may be imposed upon Tenant by law, all of which shall be paid when the same become due and payable and before delinquency. (c) Tenant agrees not to allow or suffer a lien for any such taxes to be imposed upon the Premises or upon any equipment or property located thereon without promptly discharging the same, provided that Tenant, if so desiring, may have reasonable opportunity to contest the validity of the same. (d) San Francisco Administrative Code Sections 23.6-1 and 23.6-2 require that the City and County of San Francisco report certain information relating to this Lease, and any renewals thereof, to the County Assessor within sixty (60) days after any such transaction, and that Tenant report certain information relating to any assignment of or sublease under this Lease to the County Assessor within sixty (60) days after such assignment or sublease transaction. Tenant agrees to provide such information as may be requested by the City or Port to enable the City to comply with this requirement."


3. Section 8.4 is hereby added to the Lease to read as follows:

         "8.4 Permitted Activities. Anything to the contrary in Section 8.2, above notwithstanding, provided that Tenant has secured all necessary permits from all governmental agencies having jurisdiction over the use of the Premises, and further provided that unless otherwise prohibited by any laws, rules or regulations issued by governmental agencies other than Port, Port agrees that the permitted uses set forth in Sections 8.1 and 1.8 hereof shall not be construed as Prohibited Activities as set forth in Section 8.2, above".


4. Section 16 of the Lease is hereby amended in its entirety to read as follows:

"16.1 Requirements for Handling. Neither Tenant nor its Agents or Invitees, shall Handle in, on or about the Premises any Hazardous Material without the prior written consent of Port, which consent shall not be unreasonably withheld so long as Tenant demonstrates to Port's reasonable satisfaction that such Hazardous Material is necessary to Tenant's business, will be Handled in a manner which strictly complies with all Environmental Laws and will not materially increase the risk of fire or other casualty to the Premises. Notwithstanding the foregoing, Tenant may Handle on the Premises janitorial or office supplies or materials in such limited amounts as are customarily used for general office purposes so long as such Handling is at all times in full compliance with all Environmental Laws.

Except as to any Hazardous Materials discovered on the Premises as a result of Tenant's construction activities related to Tenant's improvements and alterations to the Premises, as hereinabove provided, Tenant shall not be responsible for the Handling of Hazardous Materials introduced onto the Parcel A Premises prior to April 10, 1964 or onto the Parcel 8 Premises prior to May 20, 1968."

         "16.2 Tenant  Responsibility.  Subject to the restrictions set forth in
Section 16.1 hereof, Tenant shall Handle all Hazardous Materials discovered on the Premises as a result of Tenants construction activities related to Tenant's alterations to the Premises, or introduced on the Parcel A Premises after April 10, 1964 or on the Parcel B Premises after May 20, 1968, in compliance with all Environmental Laws. Notwithstanding the foregoing, Tenant shall not be responsible for the safe Handling of Hazardous Materials introduced by the City, Port or their Agents on the Parcel A Premises after April 10, 1964 or onto the Parcel B Premises after May 20, 1968. Tenant shall protect its employees and the general public in accordance with all Environmental Laws. Port may from time to time request, and Tenant shall be obligated to provide, information reasonably adequate for Port to determine that any and all Hazardous Materials are being Handled in a manner which complies with all Environmental Laws. Port shall have the right to inspect the Premises for Hazardous Materials at reasonable times, pursuant to Section 25.1 hereof."

         " 16.3 Requirement to Remove. Prior to termination of this Lease, Tenant, at its sole cost and expense, shall remove any and all Hazardous Materials introduced in, on, under or about the Parcel A Premises after April 10, 1 964 and introduced in, on, under or about the Parcel B Premises after May 20, 1968. Further, Tenant, at its sole cost and expense, shall remove any Hazardous Material discovered on the Premises during the Term of this Lease which is required to be removed by any governmental agency, including Port; which removal would not have been required except for Tenant's use of the Premises or Tenant's construction activities related to Tenant's alteration to the Premises. Notwithstanding the foregoing, Tenant shall not be obligated to remove any Hazardous Materials introduced by the City, Port or their Agents, onto the Parcel A Premises after April 10, 1 964, or onto the Parcel B Premises prior May 20, 1 968. Except as otherwise provided in the Section 1 6 (Hazardous Materials), Tenant shall not be obligated to remove any Hazardous Materials introduced onto the Parcel A Premises prior to April 10, 1 964, or onto the Parcel B Premises after May 20, 1968. Prior to the termination of this Lease, Port and Tenant shall conduct a joint inspection of the Premises for the purpose of identifying Hazardous Materials existing on the Premises which Tenant is required to remove."


5. The reference in Section 17.1 (a) (General Liability Insurance) to "...limits not less than One Million Dollars ($1,000,000.00)..." is hereby amended to read "...limits of not less than Five Million Dollars ($5,000,000.00)..."


6. Section 17.1 (d) (Personal Property Insurance) of the Lease is hereby deleted in its entirety.


7. Section 17.1 (e) (Business Interruption Insurance) of the Lease is hereby deleted in its entirety.


8.    Section 17.1 (g) is hereby amended in its entirety to read as follows:

"17.1 (g) Exceptions to Required Insurance Coverage. Unless the maintenance of such coverage shall be required by law (Section 17.1f) Tenant shall not be required to maintain Jones Act Insurance".

9. Section 18 of the Lease is hereby deleted in its entirety and in its place shall be substituted the following:

  "18. DESTRUCTION.
         18.1 Tenant's Obligation to Rebuild. If the Premises are totally or partially damaged or destroyed during the Lease Term whether due to an insured or uninsured casualty, Tenant shall make the repairs necessary to restore the Premises to substantially the same condition as they were in immediately before destruction (in the case of insured damage whether or not any insurance proceeds are sufficient to cover the actual cost of restoration). Such destruction shall not terminate this Lease. If the existing laws do not permit the restoration, either party can terminate this Lease immediately by giving notice to the other party.

         18.2   Tenant's Restoration of Premises.
                (a) Insured Loss: Adjustment of Minor Loss. If, during the Lease Term, the Premises are destroyed from a risk covered by the insurance described in section 17, and the total amount of loss does not exceed Fifty Thousand Dollars ($50,000), Tenant shall make the loss adjustment with the insurance company insuring the loss. The proceeds shall be paid directly to Tenant for the sole purpose of making the restoration of the Premises in accordance with paragraph 18.1.,

                (b) Insured Loss: Adjustment of Major Loss. If, during the Lease Term, the Premises are destroyed from a risk covered by the insurance described in Article 17, and the total amount of loss exceeds Fifty Thousand Dollars ($50,000), Tenant shall make the loss adjustment with the insurance company insuring the loss and on receipt of the proceeds shall immediately pay them into a special trust account for insurance proceeds that Tenant will establish with an institutional lender or title company ("Insurance Trustee") approved by Port.

         18.3 Insurance Trustee. All sums deposited with the Insurance Trustee shall be held for the following purposes and the Insurance Trustee shall have the following powers and duties:
                  (a) Progress Payments.  The sums shall be paid in installments by the Insurance Trustee to the contractor retained by Tenant as construction progresses, for payment of the cost of restoration. A 10% retention fund shall be established that will be paid to the contractor on completion of restoration, payment of all costs, expiration of all applicable lien periods, and proof that the Premises are free of all mechanics' liens and lienable claims.
                  (b) Certification; Appointment of Architect. Payments shall be made on presentation of (a) certificates or vouchers from the architect or engineer retained by Tenant showing (1) all of the work for which reimbursement is being requested has been completed in compliance with the plans and specifications therefore, and all applicable laws and ordinances, (2) the sum requested is justly required to reimburse Tenant for payments by Tenant to the contractor, subcontractors, materialmen, laborers, engineers, architects or other persons rendering services or materials for the work (giving a brief description of the services and materials), (3) when added to all sums previously paid out by the Insurance Trustee, the sum requested does not exceed ninety percent (90%) of the value of the work done to the date of the certificate, and (4) the amount of the proceeds remaining in the hands of the Trustee will be sufficient on completion of the work to pay for the work in full (which shall include, in such reasonable detail as Port may require an estimate of the cost of the completion); (b) lien waivers reasonably satisfactory to Port covering that part of the work for which payment or reimbursement is being requested; and (c) a search prepared by a title company or licensed abstractor or by other evidence, reasonably satisfactory to Port, that no mechanics' or other lien has been filed with respect to any part of the Premises. If the Insurance Trustee, in its reasonable discretion, determines that the certificates or vouchers are being improperly approved by the architect or engineer retained by Tenant, the Insurance Trustee shall have the right to appoint an architect or an engineer to supervise construction and to make payments on certificates or vouchers approved by the architect or engineer retained by the Insurance Trustee. The reasonable expenses and charges of the architect or engineer retained by the Insurance Trustee shall be paid by the Insurance Trustee out of the trust fund.

                (c) Insufficient Proceeds. If the sums held by the Insurance Trustee are not sufficient to pay the actual cost of restoration, Tenant shall deposit the amount of the deficiency with the Insurance Trustee within twenty (20) days after request by the Insurance Trustee indicating the amount of the deficiency.

                (d) Excess Proceeds. Any sums not disbursed by the Insurance Trustee after restoration has been completed and final payment has been made to Tenant's contractor shall be delivered within fifteen (15) days after demand made by Tenant to Port and shall be disbursed as follows:

                Personal Property. To the extent the excess proceeds are attributable to the personal property which Tenant has the right to remove at the end of the Lease Term, the excess shall be delivered to Tenant. (ii) Additional Property. To the extent the excess proceeds are attributable to any property which will be owned by Port at the end of the Lease Term, as provided by
                Section 13.2 and 26.1, the excess proceeds shall be delivered to Port. (e) Costs of Insurance Trustee. All actual costs and charges of the Insurance Trustee shall be paid by Tenant. (f) Resignation of Insurance Trustee. If the Insurance Trustee resigns or for any reason is unwilling to act or continue to act, Port shall substitute a new trustee in the place of the designated Insurance Trustee. The new trustee must be an institutional lender or title company doing business in the City in which the Premises is located. (g) Cooperation of Parties. Both parties shall promptly execute all documents and perform all acts reasonably required by the Insurance Trustee to perform its obligations under this paragraph.

         18.4 Restoration of Premises.
               (a)Plans. Within thirty (30) days after the date that Tenant is obligated to restore the Premises, Tenant at its cost shall prepare final plans and specifications and working drawings complying with applicable laws that will be necessary for restoration of the Premises. The plans and specifications and working drawings must be approved by Port. Port shall have thirty
               (30) days after receipt of the plans and specifications and working drawings to either approve or disapprove the plans and specifications and working drawings and return them to Tenant. If Port disapproves the plans and specifications and working drawings, Port shall notify Tenant of its objections and Port's proposed solution to each objection. Tenant acknowledges that the plans and specifications and working drawings shall be subject to approval of the appropriate government bodies and that they will be prepared in such a manner as to obtain that approval.

               (b) Procedure.  The restoration shall be accomplished as follows:
               (i) Construction Period. Tenant shall complete the restoration within ninety (90) working days after final plans and specifications and working drawings have been approved by the appropriate government bodies and all required permits have been obtained (subject to a reasonable extension for delays resulting from causes beyond Tenant's reasonable control). (ii) Contractor. Tenant shall retain a licensed contractor that is bondable. The contractor  shall be  required  to  carry  public  liability  and property damage insurance and standard all risk coverage insurance, during the period of construction in accordance with
               Section 17.1 Such insurance shall contain waiver of subrogation clauses in favor of Port and Tenant in accordance with the provisions of Section 17.5. (iii) Notice. Tenant shall notify Port of the date of commencement of the restoration not later than twenty (20) days before commencement of the restoration to enable Port to post and record notices of nonresponsibility. The contractor retained by Tenant shall not commence construction until a completion bond and a labor and materials bond have been delivered to Port to insure completion of the construction. (iv) Manner. Tenant shall accomplish the restoration in a manner that will cause the least inconvenience, annoyance and disruption to other tenants of the Project. (v) Notice of Completion. On completion of the restoration, Tenant shall immediately record a notice of completion in the county in which the Premises are located. (vi) Insured Casualty Over $50,000. If the damage is caused by an insured casualty in excess of $50,000, the restoration shall not be commenced until sums sufficient to cover the cost of restoration are placed with the Insurance Trustee as provided in Section 18.2. (b).

    18.5 Partial Destruction of Pier. If the Premises is located on a Pier and fifty percent (50%) or more of the rentable area of the Pier is damaged or destroyed by fire or other cause, notwithstanding that the Premises may be unaffected, Port shall have the right, to be exercised by notice in writing delivered to Tenant within sixty (60) days from and after said occurrence, to elect to terminate this Lease. Upon the giving of such notice to Tenant, the term of this Lease shall expire on the third day after such notice is given, and Tenant shall vacate the Premises and surrender the same to Port. Nothing in this Section 1 8 shall be construed as a limitation of Tenant's liability for any damage or destruction, if such liability otherwise exists.

    1 8.6 Port Not Obligated to Make Repairs. Port shall not be required to repair any injury or damage by fire or other cause, or to make any restoration or replacement of any Alterations, trade fixtures, equipment or personal property placed or installed in the Premises by Tenant or at the direct or indirect expense of Tenant. Tenant shall be required to restore or replace the same in the event of damage, except for damage caused solely by the Port's negligence or intentional misconduct.

    18.7 Rent Abatement. In the case of damage or destruction as described in this Article 18, Base Rent payable by Tenant hereunder from the date of damage until the repairs are completed shall be equitably reduced, based upon the extent to which such repairs interfere with the business carried on by Tenant in the Premises, but only to the extent Port receives proceeds from rental income insurance paid for by Tenant. Nothing in this paragraph shall be construed to permit the abatement in whole or in part of Percentage Rent, but the computation of Percentage Rent shall be based upon the revised Base Rent as the same may be abated pursuant to this paragraph.

    18.8 Waiver. Tenant waives the provisions of Sections 1932(2) and 1933(4) of California Civil Code and any other statute, code or judicial decisions which grants a tenant a right to terminate a lease in the event of damage or destruction of leased Premises.

    18.9 Notice by Tenant. Tenant shall give immediate notice to Port in the event of any fire, accident or other damage or destruction of Premises or the building of which the Premises are a part or of defects therein or in any fixtures or equipment."



10. Section 20.3 of the Lease is hereby amended in its entirety to read as follows:

         "20.3 Hazardous Materials Indemnification. Tenant shall indemnify, defend and hold Port, City and their Agents harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses which arise during or after the Term of this Lease as a result of the Handling of Hazardous Materials on the Premises by Tenant, its Agents or Invitees, including without limitation, all costs of investigating and remediating the same, damages for diminution in the value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of any such space and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees.

         This indemnification of Port and City by Tenant includes, but is not limited to, costs incurred in connection with any investigation of site conditions or any clean-up, remediation, removal or restoration work requested by Port or required by any federal, state or local governmental agency or political subdivision because of Hazardous Materials present in the soil or groundwater in, on or under the Premises or in any Improvements released as a result of Tenant's occupancy, use or construction activities occurring on the Premises and/or as a result of Hazardous Materials introduced in, on, under or about the Parcel A Premises after April 10, 1964, or introduced in, or, under or about the Parcel B Premises after May 20, 1968. Without limiting the foregoing, if the presence of any Hazardous Material in, on , under or about the Premises caused or permitted by Tenant results in any contamination of the Premises, Tenant, at its sole expense, promptly shall take all action that is necessary to return the Premises to the condition existing prior to the introduction of such Hazardous Material in, on, under or about the Premises; provided that Port approval of such actions shall first be obtained, which approval shall not be unreasonably withheld so long as such actions could not potentially have any material adverse effect upon the Premises. Tenant's obligations hereunder shall survive the termination of this Lease".


11. Section 21.1 (e) is hereby added to the Lease to read as follows:

"21.1(e) Non-applicability of Certain Transfers. The provisions of Sections 21.1(c) hereabove notwithstanding, the aggregate sale, transfer, assignment or hypothecation of any the capital stock of Tenant resulting from an interfamily transfer of capital stock or any court approved intestate transfers of capital stock or any transfers of capital stock in any court approved probate proceedings shall not constitute a "Transfer" requiring Port's consent under the provisions of Sections 21.2, 21.3, 21.4 and 21.5 of this Lease".


12.     Section 38 is hereby added to the Lease to read as follows:

   "38. Rent Credit for Wharfage and Dockage. Commencing on the First Anniversary Date, not less than sixty (60) days after each Anniversary Date, Tenant shall be entitled to a Rent Credit toward the next Lease Year's Basic Rent obligation equal to the Wharfage and Dockage fees actually received Port during the preceding Lease Year and which Wharfage and Dockage fees were, in the sole and reasonable determination of Port, generated directly as a result of Tenant's or Tenant's subtenant or assignee's activities on the Premises. The Wharfage and Dockage fees shall be those Wharfage and Dockage fees actually levied and received by Port pursuant to Port's operative published tariff schedule.

         The value of the available Rent Credit during any Lease Year may not exceed one half (1/2) of the total of Tenant's Base Rent obligation for the same Lease Year.

         If, at the end of any Lease Year or at the end of the Lease Term or earlier termination of this Lease, there shall be unapplied Rent Credits due pursuant to this Section 38, Tenant shall have no right to such Rent Credits and any amounts represented thereby shall become the sole property of Port."


13.     Section 39 is hereby added to the Lease to read as follows:

     "39.Burma (Myanmar)  Business  Prohibition.  Tenant represents to Port that
         Tenant is not the government of Burma (Myanmar), that Tenant is not a person or business entity organized under the laws of Burma (Myanmar), and that Tenant is not a 'prohibited person or entity,' defined in
         Section 12J.2.G. of the San Francisco Administrative Code as any person or entity designated by the Investor Responsibility Research Center as having investments or employees in Burma, or any person or entity that licenses any person or entity organized under the laws of Burma (Myanmar) to produce and market its products. Port reserves the right to terminate this Lease for default if Tenant violates the terms of this section 27.5 (or 29.5). Chapter 12J of the San Francisco Administrative Code is hereby incorporated by reference as though fully set forth herein. The failure of Tenant to comply with any of its requirements shall be deemed a material breach of this Lease. In the event that Tenant fails to comply in good faith with any of the provisions of Chapter 12J of the San Francisco Administrative Code, Tenant shall be liable for liquidated damages for each violation in the amount of One Thousand Dollars ($1,000.00)."

                                   EXHIBIT A

        Exhibit A is a plot mat of the property referred to in this lease;
         No text, just graphic drawing.

                     CITY AND COUNTY OF SAN FRANCISCO
                           WILLIE L. BROWN, JR., MAYOR


                                LEASE NO. L-12239
                                 BY AND BETWEEN
                      THE CITY AND COUNTY OF SAN FRANCISCO
                    THROUGH THE SAN FRANCISCO PORT COMMISSION

                                       AND

                           DARLING INTERNATIONAL, INC.
                             a Delaware corporation






                                  Dennis Bouey
                               Executive Director

                          SAN FRANCISCO PORT COMMISSION

                           Michael Hardeman, President
                         Frankie G. Lee, Vice-President
                           James Herman, Commissioner
                          Denise McCarthy, Commissioner
                           Preston Cook, Commissioner

                                TABLE OF CONTENTS

      Section                                                         Pages

       1.   BASIC LEASE INFORMATION.....................................1
       2.   Definitions.................................................4
       3.   Premises....................................................5
       4.   Term of Lease...............................................5
                 4.1  Term..............................................5
                 4.2  Termination by Port...............................5
       5.   Rent .......................................................6
                  5.1 Base Rent.........................................6
                 5.2  Base Rent Adjustment..............................6
                 5.3  Percentage Rent...................................6
                 5.4  Late Charges......................................6
                 5.5  Additional Rent...................................7
                 5.6  Manner of Payment.................................7
       6.   Taxes and Assessments.......................................7
                 6.1  Payment of Taxes..................................7
                 6.2  Possessory Interest Tax...........................7
       7.   Security Deposit............................................8
       8.   Use of the Premises.........................................8
                 8.1  Permitted Use.....................................8
                 8.2  Prohibited Activities.............................8
                 8.3  Premises Must be Used.............................8
       9.   Compliance with Laws and Regulations........................8
       10.  Regulatory Approvals........................................9
       11.  Maintenance and Repairs.....................................9
                 11.1 Maintenance and Repair Obligations................9
                 11.2 Port's Right to Inspect...........................9
                 11.3 Acts of God.......................................9
       12.  Utilities and Services......................................9
                 12.1 Utilities.........................................9
                 12.2 Services.........................................10
       13.  Improvements and Alterations...............................10
                 13.1  Consent Required................................10
                 13.2 Construction Requirements........................10
                 13.3 Improvements Part of Realty......................10
                 13.4 Removal of Improvements..........................10
                 13.5 Notice of Removal................................10
                 13.6 Removal of Non-Permitted Improvements............11
       14.  Suitability; Acceptance....................................11
       15.  Liens     .................................................11
       16.  Hazardous Materials........................................11
                 16.1 Requirements for Handling........................11
                 16.2 Tenant Responsibility............................11
                 16.3 Requirement to Remove............................11
       17.  Insurance .................................................12
                 17.1 Required Insurance Coverage......................12
                 17.2 Claims-Made Policies.............................12
                 17.3 Annual Aggregate Limits..........................12
                 17.4 Payment of Premiums..............................12
                 17.5 Waiver of Subrogation Rights.....................12
                 17.6 General Insurance Matters........................13
       18.  Damage and Destruction.....................................13
                 18.1 Damage and Destruction...........................13
                 18.2 Waiver...........................................14
       19.  Eminent Domain.............................................14
                 19.1 General..........................................14
                 19.2 Partial Takings..................................14
                 19.3 Taking of the Facility...........................14
                 19.4 Temporary Takings................................14
                 19.5 Award; Waiver....................................14
       20.  Indemnity and Exculpation..................................15
                 20.1 Indemnity........................................15
                 20.2 Exculpation......................................15
                 20.3 Hazardous Materials Indemnification..............15
       21.  Assignment and Subletting..................................16
                 21.1 Definition of Transfer ..........................16
                 21.2 Port's Consent Required..........................16
                 21.3 Request for Transfer.............................16
                 21.4 Port's  Consent /Refusal to Consent..............17
                 21.5 Fees for Review..................................18
                 21.6 No Release of Tenant.............................18
                 21.7 Assignment of Sublease Rents.....................18
       22.  Leasehold Mortgages; Security Interests....................18
       23.  Default by Tenant..........................................19
                 23.1 Event of Default.................................19
                 23.2 Port's Remedies..................................20
                 23.3 Damages..........................................20
                 23.4 No Accord and Satisfaction.......................21
       24.  Litigation Expenses; Attorney's Fees.......................21
                 24.1 Litigation Expenses..............................21
                 24.2 Appeals..........................................21
                 24.3 City Attorney....................................21
       25.  Port's Entry on Premises...................................21
                 25.1 Entry for Inspection.............................21
                 25.2 General Entry....................................21
                 25.3 Emergency Entry..................................22
                 25.4 No Liability.....................................22
                 25.5 Non-Disturbance..................................22
       26.  Surrender and Quitclaim....................................22
                 26.1 Surrender........................................22
                 26.2 Quitclaim........................................23
       27.  Holding Over...............................................23
       28.  Mineral Reservation........................................23
       29.  City Requirements..........................................23
                 29.1 Non-Discrimination...............................23
                 29.2 MacBride Principles-Northern Ireland.............23
                 29.3 Tropical Hardwood Ban............................23
                 29.4 Tobacco Products Advertising Ban.................23
       30.  Notices   .................................................24
       31.  Time is of the Essence.....................................24
       32.  Signs     .................................................24
       33.  Miscellaneous Provisions...................................24
                 33.1 California Law...................................24
                 33.2 Entire Agreement.................................24
                 33.3 Amendments.......................................24
                 33.4 Severability.....................................24
                 33.5 No Party Drafter; Captions.......................24
                 33.6 Singular, Plural, Gender.........................25
                 33.7 Successors.......................................25
                 33.8 Real Estate Broker's Fees........................25
                 33.9 Counter parts....................................25
                 33.10 Authority.......................................25
                 33.11 Waiver..........................................25
       34.  No Light, Air or View Easement.............................25
       35.  Proximity of Waterfront Transportation Project.............25
       36.  Proximity of Mission Bay Project...........................25
       37.  Waiver of Relocation Assistance Rights.....................26


                                            EXHIBITS

Exhibit A        The Premises
                 (this exhibit is not submitted on electronic submission;
                 exhibit is a one-page plot map of
                 property related to Lease No. L-12239)

                                                       LEASE

         This Lease ("Lease"), dated for reference purposes only as of July 1, 1996, is by and between the CITY AND COUNTY OF SAN FRANCISCO, a municipal corporation ("City"), operating by and through the SAN FRANCISCO PORT COMMISSION ("Port"), as landlord, and DARLING INTERNATIONAL INC, a Delaware corporation ("Tenant").


         Port and Tenant hereby agree as follows:


1 .     BASIC LEASE INFORMATION

         The following terms are a summary of basic lease information (the "Basic Lease Information"). Each item below shall be deemed to incorporate all of the terms set forth in this Lease pertaining to such item. In the event of any conflict between the information in this Section, and any more specific provision of this Lease, the more specific provision shall control.


  1.1 PREMISES: Approximately 116,438 square feet of land located at Seawall Lot 344, together with a 475 foot long by 10 foot wide pipeline license extending from said land to the edge of Wharf 92, in the City and County of San Francisco, State of California, as shown on Exhibit A dated March 1, 1995 attached hereto and made a part hereof and more particularly described on page 1 of Exhibit B attached hereto and made a part hereof together with any and all Improvements and Alterations thereto (section 3).

  1.2      TERM:  The Term shall be for one (1) year eight (8) months and twenty
           (20) days and shall commence on the later of September 1, 1996 or on the date Port shall deliver exclusive possession of the Premises to Tenant ("Commencement Date") and shall terminate on March 20, 1998 ("Termination Date"), unless earlier terminated in accordance with the provisions of the Lease (Section 4)

  1.3    BASE RENT:   $17,893.68 per calendar month as adjusted pursuant to
         Section 5.2 The Base rent for any fractional calendar month shall be prorated (Section 5.1).


   1.4  RENT COMMENCEMENT DATE:   on the later of September 1, 1996 or on the
        date Port shall deliver exclusive possession of the Premises to Tenant.


   1.5   BASE INDEX:                  June/l996                  (Section 5.2)
                     -----------------------------------------
                                 Month/Year - Index

   1.6  PERCENTAGE RENT: (Section 5.3)
              Applicable ___________ (See Addendum)
              Not Applicable  __XX__


 1.7    SECURITY DEPOSIT: Equal to two (2) months' Base Rent
       INITIAL DEPOSIT:    $35,787.36 (Section 7)

 1.8    PERMITTED USE: (Section 8.1)

        Assembly, distribution and storage transference to maritime cargo vessels and ground and maritime trans-shipment of bulk liquid and dry cargo and a recycling and rendering plant servicing the red meat, poultry and fish industries; the restaurant, retail food and grocery trade; and other organic waste sources.

 1.9    MAINTENANCE AND REPAIRS:  (Section 1 1.1)

        Tenant shall at all times during the Term of this Lease, and at its sole cost and expense, maintain and repair in good and working order, condition and repair the Premises and ail Improvements and Alterations thereon without exception and without further obligation of Port.

1.10     UTILITIES AND SERVICES:  (Section 12)

        Tenant shall at all lines during the Term of this Lease and at its sole cost and expense, arrange for and purchase from the appropriate supplier or public utility all utilities and services to include but not be limited to; gas, electricity, water, sewer, garbage and refuge collection and security service. Tenant shall maintain all domestic water, sanitary sewer, utility and telephone lines in and serving the Premises.

   1.11 MINERAL RESERVATION: Zone 3, beginning at a point where X equals 1,456,200 and Y equals 459,300, extending 500 feet south, thence 500 feet east, thence 500 feet north, and thence 500 feet west, ending at said point of beginning. (Section 26)

   1.12  NOTICES: (Section 28)

           Address for Port:         Commercial Property Manager
                                     Port of San Francisco
                                     Room 31 00, Ferry Building
                                     San Francisco, CA 94111
           FAX No:                   (415) 274-0578
           Telephone No:             (415) 274-0510

           Address for Tenant:       Darling International
                                     251 O'Connor Ridge Boulevard,  Suite 300
                                     Irving, Texas 75038
           FAX No:                   (214) 717-1588
           Telephone No:             (214) 717-0300


   1.13 ADDENDUM: The following section(s) set forth in the Addendum, attached hereto, are incorporated herein by reference:

         4.2 (Termination by Port) - Deleted 6.2 (Possessory Interest Tax) - Amended 8.4 (Permitted Activities) - Added 16 (Hazardous Materials) et seq - Amended 17.1 (a) (General Liability Insurance) - Amended 17.2 (d) (Personal Property Insurance) - Deleted
         17.3 (e) (Business Interruption Insurance) - Deleted 17.lg (Required Insurance Coverage) - Amended 18 (Damage and Destruction) - Amended
         20.3 (Hazardous Materials Indemnification) - Amended 21.e (Non-applicability of Certain Transfers) - Added 38 (Rent Credit for Wharfage and Dockage) - Added 39 (Burma/Myanmar Business Prohibition) - Added


         In the event of any conflict between the provisions of the Addendum and provisions of this Lease, the provisions of the Addendum shall control.

  2.   DEFINITIONS

      For purposes of this Lease, the following initially capitalized terms shall have the meanings ascribed to them in this Section:

    2.1 "Additional Rent" means all taxes, assessments, insurance premiums, operating and maintenance charges, fees, costs, expenses, liabilities and obligations of every description which Tenant assumes or is obligated to pay or ' discharge pursuant to this Lease, together with every fine, penalty, interest or other charge which may be added for non-payment or late payment, whether payable to Port or to other persons, parties or entities designated herein.
    2.2 "Agents" means, when used with reference to either party hereto, the officers, directors, employees, agents and contractors of such party, and their respective heirs, legal representatives successors and assigns.
    2.3 "Alterations" means any alterations, installations or additions to any Improvements or to the Premises.
    2.4 "Anniversary Date" means the first anniversary of the Commencement Date and each anniversary of such date thereafter provided, however, that if the Commencement Date is other than the first day of a month, then the first Anniversary Date shall be the first day of the thirteenth (13th) month thereafter.
    2.5 "Base Rent" means the monthly Base Rent specified in Section 1.3 hereof and described in Section 5.1 hereof. 2.6 "Base Index" means the Cost of Living Index for the calendar month set force in Section 1.5 hereof. 2.7 "Basic Lease Information" means the information with respect to this Lease summarized in Section 1 hereof.
   2.8    "City" means the City and County of San Francisco, a municipal corporation.
    2.9 "Commencement Date" means the date on which the Term of this Lease commences as specified in Section 1.2 hereof.
   2.10    "Commission" means the San Francisco Port Commission.
  2.11 "Cost of Living Index" means the United States Department of Labor's Bureau of Labor Statistics Consumer Price Index for All Urban Consumers (All Items: 1982-84 = 100), San Francisco-Oakland-San Jose, California. If the aforesaid Cost of Living Index ceases to be published, any similar index published by any other branch or department of the U.S. Government shall be used as the index herein, and if none is published, another index generally recognized as authoritative shall be substituted therefore by Port. The base period used by any new index shall be reconciled to the 1982-84 = 100 Base Index. If the Cost of Living Index is not published for the particular calendar month in question, the immediately preceding last calendar month for which the index is published shall be used.
  2.12 "Current Index" means the Cost of Living Index for the calendar month immediately preceding the Anniversary Date upon which the Base Rent is adjusted.
  2.13 "Environmental Laws" means any present or future federal, state or local laws, ordinances, regulations or policies relating to Hazardous Material (including, without limitation, their use, handling, transportation, production, disposal, discharge or storage) or to health and safety, industrial hygiene or environmental conditions in, on, under or about the Premises, including, without limitation, soil, air, bay water and groundwater conditions.
  2.14 'Facility' means the pier, building or other structure in or on which the Premises are located.
  2.15 'Handle' or 'Handling' means to use, generate, process, produce, package, treat, store, emit, discharge or dispose.
  2.16   'Hazardous  Material' means any substance,  waste or material which now or in the future is determined by any state, federal, or local governmental authority to be capable of posing a present or potential risk of injury to health, safety, the environment or property, including, but not limited to, all of those materials, wastes and substances designated as hazardous or toxic by the United States Environmental Protection Agency, the City and County of San Francisco, the United States Department of Labor, the United States Department of Transportation, the California [)apartment of Environmental Protection or any other governmental agency now or hereafter authorized to regulate materials and substances in the environment.
  2.17 "Improvements" means any and all buildings, structures, fixtures or other improvements constructed or installed on the Premises, including those constructed by or on behalf of Tenant pursuant to this Lease (including, without limitation, any trailers, signs, roads, trails, driveways, parking areas, curbs, walks, fences, walls, stairs, poles, plantings and landscaping).
  2.18 "INC" means Intra building Network Cable and is defined as the telephone wiring which begins at the terminal block nearest the point where the telephone company wiring enters the Facility and ends at the terminal nearest the Premises.
  2.19 "Invitees" when used with respect to Tenant means the clients, customers, invitees, guests, members, licensees, assignees and subtenants of Tenant.
 2.20 "Late Charge" means a fee equivalent to one and one-half percent (1-1/2%) of all Rent, or any portion thereof, which is due and unpaid for more than thirty (30) days.
  2.21 'Laws" means all laws, statutes, ordinances, resolutions, regulations, judicial decisions, proclamations, orders or decrees of any municipal, county, state or federal government or the departments, courts, commissions, boards and officers thereof, or other governmental or regulatory authority with jurisdiction over the Premises or any portion thereof.
   2.22 "Leasehold Mortgage" means one or more mortgage, deed of trust or other security agreement encumbering the leasehold estate, or Tenant's interest, if any, in any Improvements or Tenant's interest in its personal property or trade fixtures, as security for a loan or loans to benefit Tenant's use of the Premises.
   2.23 "Official Records" means the official records of the City and County of San Francisco.
   2.24 "Percentage Rent" means a sum equal to a percentage of Tenant's Gross Receipts made from or upon the Premises during each calendar month of the Term in the percentage amounts and for the items set forth in
          Section 1.6, if applicable.
   2.25  'Port" means the San Francisco Port Commission.
   2.26  "Premises" means the real property described in Section 1.1 hereof.
   2.27 "Regulatory Approval" means any authorization, approval or a permit required by any governmental agency having jurisdiction over the Premises, including but not limited to the Bay Conservation and Development Commission ("BCDC').
   2.28 "Rent" means the Base Rent,  as adjusted  pursuant to the  provisions of
        Section 5.2 hereof, together with Percentage Rent, if applicable, and any and all Additional Rent.
   2.29 "Tenant" means the party identified as Tenant at the beginning of this Lease.

  3. PREMISES. Port hereby leases to Tenant, and Tenant hereby hires from Port, the Premises described in Section 1.1 hereof on the terms and conditions of this Lease.

  4.    TERM OF LEASE.
      4.1 Term. The Premises are leased by Tenant from Port for the Term specified in section 1.2 hereof.
      4.2 Termination by Port. Tenant's period of occupancy of the Premises is subject to Port's right to terminate this Lease as provided herein when the Premises is needed in connection with a Fort program or project. As used herein, 'Port program or project" shall mean any development or renovation, by public and/or private parties, of the building, pier or seawall lot in or on which the Premises is located. In the event of any such development or renovation, Port shall have the right to terminate this Lease without liability or expense except as specifically set forth in this Section 4.2 upon delivery to Tenant of six (6) months prior written notice of such termination. Tenant agrees and shall be required to surrender possession of the Premises by the end of such six (6) month period. Within sixty (60) days after Tenant's surrender, Port agrees to pay Tenant a portion of those expenses which are documented by Tenant as having been incurred by Tenant prior to the delivery of Port's termination notice in making alterations, additions and improvements to the Premises which were approved in advance and in writing by Port and which were not previously reimbursed to Tenant through rent credits, rent abatement or other form of compensation ("Improvement Costs"). Such Improvement Costs shall be determined by the value attributable to any alterations, additions and improvements in any Port building permits for such work obtained by Tenant and which are approved in advance in writing by a Port Property Manager to the extent supported by reasonable evidence of such expenditures provided by Tenant. If no building permits are required for such work, value shall only be attributed to such alterations, additions or improvements if the value is approved in writing by a Port Property Manager prior to the commencement of the work and if the cost is supported by reasonable evidence of such expenditures provided by Tenant. The portion of the Improvement Costs paid by Port shall be a fraction. The numerator of said fraction shall be the number of months remaining in the initial term of the Lease after Tenant surrenders the Premises, and the denominator shall be the number of months in the initial term of this Lease, or for work undertaken following the commencement of the Lease, the number of months beginning at the second month following the Port's approval of the improvements and ending at the termination date of the initial term of the Lease. In addition to Port's share of the Improvement Costs, within sixty (60) days of Tenant's surrender, Port shall also pay Tenant a termination fee equal to one month's Base Rent for each full year remaining on the initial term after tenant's surrender of the Premises; provided, however, in no event shall said termination fee exceed three (3) months Base Rent. In no event shall Port be responsible for paying any moving or relocation expense or other expense incurred by Tenant due to any termination hereunder. Tenant hereby waives any and all rights, benefits or privileges of the California Relocation Assistance California Government Code 7260 et sec., and the Uniform Relocation Assistance and Real Property Acquisition Policies Act, 42 U.S.C. 4601 et sea. or under any similar law, statute or ordinance now or hereafter in effect.
             Nothing in this Section 4.2 shall be deemed or construed as altering in any way the provisions of Section 18 (Damage and Destruction) or Section 19 (Eminent Domain).
5.    RENT.  Tenant shall pay to Port, in the manner herein described, the following Rent:
      5.1 Base Rent. Tenant shall pay to Port Base Rent, as set forth in section
          1.3 hereof, subject to adjustment in accordance with Section 5.2. Except as otherwise provided in Section 1.3, Tenant shall make the first payment of Base Rent on or before the Commencement Date and thereafter shall pay the Base Rent, in advance, on or before the first day of each calendar month throughout the Term. If the Commencement Date is other than the first day of the month, or the Termination Date is other than the last day of the month, the Base Rent for those months shall be apportioned as the number of days of occupancy bears to those months.
      5.2 Base Rent Adjustment. Commencing on the first Anniversary Date of this Lease and on each Anniversary Date thereafter, the Base Rent shall be adjusted for the succeeding year in direct proportion to the percentage increase in the Current Index over the Base Index. In no case shall the Base Rent, as adjusted, be less than the Base Rent in effect immediately prior to the Anniversary Date. If the Current Index has increased over the Base Index, the adjusted Base Rent shall be determined by multiplying the Base Rent set forth in Section 1.3 by a fraction, the numerator of which is the Current Index and the denominator of which is the Base Index, as follows:
                Current Index
                Base Index   X    Base Rent     =   Adjusted Base Rent
      5.3 Percentage Rent.  If applicable, as set forth in Section 1.6 hereof,
          Tenant agrees to pay Percentage Rent to  Port on the terms and conditions set forth in the Addendum attached hereto.
      5.4 Late Charges. Tenant acknowledges that late payment by Tenant to Port of Rent will cause Port increased costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges. Accordingly, a Late Charge will be paid by Tenant for each month that such Rent, or any portion thereof, remains due and unpaid, plus reasonable attorneys' fees incurred by Port by reason of Tenant's failure to pay Rent when due under this Lease. Late Charges shall be computed from the date on which such Rent first became due. The parties agree that such Late Charges represent a fair and reasonable estimate of the cost which Port will incur by reason of any late payment by Tenant.
        5.5Additional Rent.  Tenant shall pay or cause to be paid, and discharge or cause to be discharged, when the same shall become due, any and all amounts of Additional Rent, as defined in Section 2.1. If Tenant fails to pay or discharge any amount, liability or obligation of Additional Rent Port shall have all rights, powers and remedies provided herein or by Law in the case of nonpayment of the Base Rent.
        5.6Manner of Payment.  All  payments  due from Tenant to Port under this
           Lease shall be made to Port without any abatement, deduction, set-off, prior notice or demand, except as otherwise expressly provided in this Lease, in lawful money of the United States of America at Port's address set forth in Section 1.12 or to such other person or at such other place as Port may from time to time designate by written notice to Tenant.
   6.   TAXES AND ASSESSMENTS.
        6.1Payment of Taxes.  During the Term of this  Lease,  Tenant  agrees to pay, when due, to the proper authority any and all real property and personal taxes, general and special assessments, license fees, permit fees and ail other governmental charges of any kind or nature whatsoever, including without limitation all penalties and interest thereon, levied or assessed on the Premises, on Tenant's personal property, the leasehold or subleasehold estate or Tenant's use of the Premises, whether in effect at the time this Lease is entered into or which become effective thereafter, and all taxes levied or assessed on the possession, use or occupancy, as distinguished from the ownership, of the Premises. Tenant shall not permit any such taxes, assessments or other charges to become a defaulted lien on the Premises or the Improvements thereon; provided, however, that in the event any such tax, assessment or similar charge is payable in installments, Tenant may make, or cause to be made, payment in installments; and provided, further, that Tenant may, through such procedures as Tenant considers necessary or appropriate, contest the legal validity or the amount of any tax, assessment or similar charge so long as such assessment or charge does not become a defaulted lien. In the event of any such dispute, Tenant shall indemnify and hold Port, City, and their Agents harmless from and against all losses, damages, costs, or expenses, including attorneys' fees, resulting therefrom.
        6.2Possessorv  Interest Tax. (a) Tenant  recognizes and understands that this Lease may create a possessory interest subject to property taxation and that Tenant may be subject to the payment of property taxes levied on such interest. Tenant further recognizes and understands that any sublease or assignment permitted under this Lease and any exercise of any option to renew or other extension of this Lease may constitute a change in ownership for purposes of property taxation and therefore may result in a revaluation of any possessory interest created hereunder. (b) Tenant agrees to pay taxes of any kind, including, but not limited to, possessory interest taxes, that may be lawfully assessed on the leasehold interest hereby created and to pay all other taxes, excises, licenses, permit charges and assessments based on Tenant's usage of the Premises that may be imposed upon Tenant by law, all of which shall be paid when the same become due and payable and before delinquency. Tenant agrees not to allow or suffer a lien for any such taxes to be imposed upon the Premises or upon any equipment or property located thereon without promptly discharging the same, provided that Tenant, if so desiring, may have reasonable opportunity to contest the validity of the same.
           (c) San Francisco Administrative Code Sections 23.6-1 and 23.6-2 require that the City and County of San Francisco report certain information relating to this Lease, and any renewals thereof, to the County Assessor within sixty (60) days after any such transaction and that Tenant report certain information relating to any assignment of or sublease under this Lease to the County Assessor within sixty (60) days after such assignment or sublease transaction. Tenant agrees to provide such information as may be requested by the City or Port to enable the City to comply with this requirement within thirty (30) days of a request in writing by Port to do so.

7. SECURITY DEPOSIT. Tenant shall pay to Part on or before the Commencement Date, in addition to the advance payment of the first month's Base Rent, a security deposit, in cash, in the sum specified as the Initial Deposit in
     Section 1.7, as security for the faithful performance by Tenant of all terms, covenants and conditions of this Lease. If the Base Rent is increased pursuant to any of the provisions of this Lease, Tenant shall increase the amount of the security deposit to maintain the same ratio of security deposit to Base Rent as existed at the Commencement Date. Any increase in the security deposit shall be delivered to Port on the same date that such increase in the Base Rent is first due. Tenant agrees that Port may (but shall not be required to) apply the security deposit in whole or in part to (a) pay any sum due to Port under this Lease; (b) compensate Port for any damage to the Premises caused by Tenant; or (c) cure any default by Tenant. If Port uses any portion of the security deposit to cure any default by Tenant hereunder, Tenant shall immediately replenish the security deposit to the original amount. Port's obligation with respect to the security deposit is solely that, of debtor and not trustee. Tenant shall not be entitled to any interest on such deposit. If Tenant is not in default at the termination of this Lease, Port shall return the unused balance of the security deposit to Tenant after Tenant vacates the Premises. The amount of the security deposit shall in no way limit Tenant's obligations under this Lease, and nothing contained in this Section 7 shall in any way diminish or be construed as waiver of any of Port's other remedies set forth in this Lease or provided by Law or equity.

  8.    USE OF THE PREMISES.
      8.1Permitted  Use.  The  Premises  shall be used and  occupied cry for the
         Permitted Use specified in Section 1.8 hereof and for no other purpose. 8.2Prohibited Activities. Tenant agrees that the following activities, by way of example only and without limitation, are inconsistent with this Lease and are strictly prohibited (a) any activity, or the maintaining of any object, which is not within the Permitted Use; (b) any activity, or the maintaining of any object, which will in any way increase the existing rate of, affect or cause a cancellation of, any fire or other insurance policy covering the Premises, any part, thereof or any of its contents; (c) any activity or object which will overload or cause damage to the Premises; (d) any activity which constitutes waste or nuisance to owners or occupants of adjacent properties, including, but not limited to, the preparation, manufacture or mixture of anything that might emit any objectionable odors, noises or lights onto adjacent properties, or the use of loudspeakers or sound or light apparatus which can be heard or seen outside the Premises; (e) any activity which will in any way injure, obstruct or interfere with the rights of other tenants or of owners or occupants of adjacent properties, including rights of ingress and access; (f) use of the Premises for sleeping or personal living quarters; (g) any auction, distress, fire, bankruptcy or going-out-of-business sale on the Premises without the prior written consent of Port.
      8.3 Premises Must Be Used. Tenant shall use the Premises continuously for the Permitted Use specified in Section 1.8 and shall not allow the Premises to remain unoccupied or unused without the prior written consent of Port, which consent may be withheld in Port's sole discretion.

9. COMPLIANCE WITH LAWS AND REGULATIONS. Tenant, at Tenant's sole cost and expense, promptly shall comply with all Laws relating to or affecting the condition, use or occupancy of the Premises in effect another at the time of execution of this Lease or which may hereafter be in effect at any time during the Term, whether or not the same are now contemplated by the parties. Tenant further understands and agrees that it is Tenant's obligation, at Tenant's sole cost and expense, to cause the Premises and Tenant's activities and operations conducted thereon, to be in compliance with the Americans with Disabilities Act, 42 USCS sections 12101, et seq. Tenant understands and agrees that Port is entering into this Lease in its capacity as a landowner with a proprietary interest in the Premises and not as a regulatory agency of the City with certain police powers. Port's legal status as an agency of City shall in no way limit the obligation of Tenant to obtain any required approvals from City departments, boards or commissions which have jurisdiction over the Premises, including Port. By entering into this Lease, Port is in no way modifying or limiting the obligation of Tenant to cause the Premises to be used and occupied in accordance with all Laws.

10. REGULATORY APPROVALS. Tenant understands that Tenant's operations on the Premises, changes in use, or Improvements or Alterations to the Premises may require a Regulatory Approval. Tenant shall be solely responsible for obtaining any such Regulatory Approval, and Tenant shall not seek any Regulatory Approval without first obtaining the approval of Port. All costs associated with applying for and obtaining any necessary Regulatory Approval shall be borne by Tenant. Tenant shelf be solely responsible for complying with any and ail conditions imposed by regulatory agencies as part of a Regulatory Approval. Any fines or penalties imposed as a result of the failure of Tenant to comply with the terms and conditions of any Regulatory Approval shall be paid and discharged by Tenant, and Port shall have no liability, monetary or otherwise, for said fines and penalties. To the fullest extent permitted by Law, Tenant agrees to indemnify and hold City, Port and their Agents harmless from and against any loss, expense, cost, damage, attorneys' fees, penalties, claims or liabilities which City or Port may incur as a result of Tenant's failure to obtain or comply with the terms and conditions of any Regulatory Approval.

  11. MAINTENANCE AND REPAIRS.
      11.1Maintenance and Repair  Obligations.  Except as otherwise  provided in
          Section 1.9, Tenant shall at all times during the Term of this Lease, and at its sole cost and expense, maintain and repair in good and working order, condition and repair the Premises and all Improvements and Alterations thereon. Except as otherwise provided in Section 1.9, Port shall not be obligated to make any repairs, replacement or renewals of any kind, nature or description whatsoever to the Premises nor to any Improvements or Alterations now or hereafter located thereon. Notwithstanding any maintenance obligations of Port set forth in Section 1.9, in the event that Tenant, its Agents or Invitees cause any damage (excepting ordinary wear and tear) to the Premises, Port may repair the same at Tenant's expense and Tenant shall immediately reimburse Port therefor.
      11.2Port's Right to Inspect.  In the event that damage or deterioration to the Premises or any portion thereof which is Tenant's obligation to maintain results in the same not meeting the standard of maintenance required by Port for such uses as Tenant is making of the Premises, then Tenant shall have the independent responsibility for, and shall promptly undertake, maintenance or repair of the Premises and complete the same with due diligence. Without limitation Section 25 hereof, Port may make periodic inspections of the Premises and may advise Tenant when maintenance or repair of the Premises is required, but such right of inspection shall not relieve Tenant of its independent responsibility to maintain such Premises and Improvements in a condition as good as, or better than, their condition at the Commencement Date, excepting ordinary wear and tear. If, after reasonable notice in writing from Port, Tenant fails to undertake such maintenance or repairs and complete the same with due diligence, then in addition to any other remedy available to Port, Port may make such maintenance or repairs at Tenant's expense and Tenant shall immediately upon invoice reimburse Port therefor.
      11.3Acts of God. Nothing contained herein shall require either Tenant or Port to repair or replace the Premises or the Improvements thereon as a result of damage caused by acts of war, earthquake, tidal wave or other acts of God, except that this provision shall not affect any obligation to make repairs to the Premises pursuant to Section 18 in the event of any damage or destruction of the Premises.

  12.    UTILITIES AND SERVICES.
      12.1 Utilities. Tenant shall make arrangements and shall pay all charges for all utilities to be furnished on, in or to the Premises or to be used by Tenant, including, without limitation, gas, electrical, water, sewer and telecommunications services. Except as otherwise provided in
         Section 1.10, Tenant shall pay all charges for said utilities, including charges for the connection and installation of the utilities specified in Section 1.10 from the location points specified therein. Tenant shall be obligated, at its sole cost and expense, to repair and maintain in good operating condition all utilities located within the Premises and all utilities installed by Tenant (whether within or outside the Premises). If Tenant requests Port to perform such maintenance or repair, whether emergency or routine, Port shall charge Tenant for the cost of the work performed at the then prevailing standard rates, and Tenant agrees to pay said charges to Port promptly upon billing. Tenant shall pay for repair of utilities located outside the Premises (regardless of who installed the same) which are damaged by or adversely affected by Tenant's use of such utility and shall be responsible for all damages, liabilities and claims arising therefrom. The parties agree that any and all utility improvements shall become part of the realty and are not trade fixtures. Port makes no representation or warranty that utility services, including telecommunications services, will not be interrupted. Port shall not be liable in damages or otherwise for any failure or interruption of any utility services, including telecommunications services, furnished to the Premises. No such failure or interruption shall constitute a basis for constructive eviction, nor entitle Tenant to terminate this Lease or abate the Rent.
      12.2 Services. Tenant shall make arrangements and shall pay all charges for all services to be furnished on, in or to the Premises or to be used by Tenant, including, without limitation, garbage and trash collection, janitorial service and extermination service.

  13.    IMPROVEMENTS AND ALTERATIONS.
      13.1 Consent Required. Tenant shall not make, nor cause or suffer to be made, any Alterations or Improvements to the Premises until Tenant shall have procured and paid for all Regulatory Approvals required to be obtained for such Alterations and Improvements, including, but not limited to, any building or similar permits required by Port or its Chief Harbor Engineer in the exercise of its jurisdiction with respect to the Premises.
      13.2 Construction Requirements. All Alterations or Improvements to the Premises made by or on behalf of Tenant shall be subject to the following conditions, which Tenant covenants faithfully to perform:
          (a)All  Alterations  and  Improvements  shall be constructed in a good and workmanlike manner and in compliance with all applicable building, zoning and other applicable Laws, and compliance with the terms of and the conditions imposed in any Regulatory Approval.
          (b)All Alterations and Improvements shall be performed with reasonable dispatch, delays beyond the reasonable control of Tenant excepted; and
          (c)At the completion of the construction of the Alterations or Improvements, Tenant shall furnish one (1) set of "as-built" drawings of the same made on or to the Premises. Unless otherwise stated as a condition of the Regulatory Approval, this requirement may be fulfilled by the submittal after completion of the
             Alterations or Improvements of a hand-corrected copy of the approved permit drawing(s).
      13.3 Improvements Part of Realtv. All Alterations or Improvements to the Premises made by or on behalf of Tenant which may not be removed without substantial injury to the Premises shall immediately upon construction become part of the realty, shall be owned by Port and shall, at the end of the Term hereof, remain on the Premises without compensation to Tenant, unless Port first waives its right to the Alterations or Improvements in writing.
      13.4   Removal of Improvements. At Port's election made in accordance with
             Section 13.5 hereof, Tenant shall be obligated at its own expense to remove and relocate or demolish and remove (as Tenant may choose) any or all Alterations or Improvements which Tenant has made to the Premises, including without limitation all telephone wiring and equipment installed by Tenant. Tenant shall repair, at its own expense, in good workmanlike fashion any damage occasioned thereby.
      13.5 Notice of Removal. Prior to the effective termination date of this Lease, Port shall give written notice to Tenant (herein "Notice of Removal") specifying the Alterations or Improvements or portions thereof which Tenant shall be required to remove and relocate or demolish and remove from the Premises, in accordance with Section
             13.4. If termination is the result of loss or destruction of the Premises or any Improvements thereon, Port shall deliver said Notice of Removal to Tenant within a reasonable time after the loss or destruction. If Tenant falls to complete such demolition or removal on or before the termination of this Lease, Port may perform such removal or demolition at Tenant's expense, and Tenant shall reimburse Port upon demand therefor.
      13.6 Removal of Non-Permitted Improvements. If Tenant constructs any Alterations or Improvements to the Premises without Port's prior written consent or without complying with section 13.2 hereof, then, in addition to any other remedy available to Port, Port may require Tenant to remove, at Tenant's expense, any or all such Alterations or Improvements and to repair, at Tenant's expense and in good workmanlike fashion, any damage occasioned thereby. Tenant shall pay to Port all special inspection fees as set forth in the San Francisco Building Code for inspection of work performed without required permits.
      14. SUITABILITY; ACCEPTANCE. Tenant acknowledges that Port has made no representations or warranties concerning the Premises, including without limitation, the seismological condition thereof. By taking possession of the Premises, Tenant shall be deemed to have inspected the Premises and accepted the Premises in an "As-Is" condition and as being suitable for the conduct of Tenant's business.

      15. LIENS. Tenant shall keep the Premises free from any liens arising out of any work performed, materials furnished or obligations incurred by Tenant or its Agents. In the event that Tenant shall not, within twenty (20) days following the imposition of any such lien, cause the same to be released of record, Port shall have, in addition to all other remedies provided by this Lease or by Law, the right but not the obligation to cause the same to be released by such means as it shall deem proper, including without limitation, payment of the claim giving rise to such lien. All slims paid by Fort for such purpose and ail reasonable expenses incurred by Port in connection therewith shall be payable to Port by Tenant within thirty (30) days following written demand by Port.

  16.    HAZARDOUS MATERIALS.
      16.1 Requirements for Handling. Neither Tenant nor its Agents or Invitees, shall Handle in, on or about the Premises any Hazardous Material without the prior written consent of Port, which consent shall not be unreasonably withheld so long as Tenant demonstrates to Port's reasonable satisfaction that such Hazardous Material is necessary to Tenant's business, will be Handled in a manner which strictly complies with all Environmental Laws and will not materially increase the risk of fire or other casualty to the Premises. Notwithstanding the foregoing, Tenant may Handle on the Premises janitorial or office supplies or materials in such limited amounts as are customarily used for general office purposes so long as such Handling is at all times in full compliance with all Environmental Laws.
      16.2 Tenant  Responsibility.  Subject  to the  restrictions  set  forth in
           Section 16.1 hereof, Tenant shall Handle all Hazardous Materials discovered on the Premises during the Term of this Lease or introduced  on the  Premises by Tenant,  its Agents or  Invitees,  in
           compliance with all Environmental Laws. Tenant shall not be responsible for the safe Handling of Hazardous Materials introduced on the Premises during the Term of this Lease by City, Port or their Agents. Tenant shall protect its employees and the general public in accordance with all Environmental Laws. Port may from time to time request, and Tenant shall be obligated to provide, information reasonably adequate for Port to determine that any and all Hazardous Materials are being Handled in a manner which complies with all Environmental Laws. Port shall have the right to inspect the Premises for Hazardous Materials at reasonable times, pursuant to Section 25.1 hereof.
      16.3 Requirement to Remove. Prior to termination of this Lease, Tenant, at its sole cost and .expense, shall remove any and all Hazardous Materials introduced in, on, under or about the Premises by Tenant, its Agents or Invitees. Further, Tenant, at its sole cost and expense, shall remove any Hazardous Material discovered on the Premises during the Term of this Lease which is required to be removed by any governmental agency, including Port; provided however, that Tenant shall not be obligated to remove any Hazardous Material introduced onto the Premises during the Term of this Lease by the City, Port or their Agents. Prior to the termination of this Lease, Port and Tenant shall conduct a joint inspection of the Premises for the purpose of identifying a Hazardous Materials existing on the Premises which Tenant is required to remove.

  17.    INSURANCE.
      17.1 Required Insurance Coverage. Tenant, at its sole cost and expense, shall maintain, or cause to be maintained, throughout the Term of this Lease, the following insurance:
           (a) General Liability Insurance. Comprehensive or commercial general liability insurance, with limits not less than One Million Dollars ($1,000,000.00) each occurrence combined single limit for bodily injury and property damage, including coverage's for contractual liability, independent contractors, broad form property damage, personal injury, products and completed operations, and fire damage and legal liability with limits not less than Two Hundred Fifty Thousand Dollars ($250,000.00).
           (b) Automobile Liability Insurance. Comprehensive or business automobile liability insurance with limits not less than One Million Dollars ($1,000,000.00) each occurrence combined single limit for bodily injury and property damage, including coverages for owned and hired vehicles and for employer's non-ownership liability, which insurance shall be required if any automobiles are operated on the Premises.
           (c) Worker's Compensation: Jones Act,: U.S. Longshore and Harbor-worker's Act Insurance. Worker's Compensation Insurance, U.S. Long-shore and Harborworker's Act Insurance and Jones Act Insurance with employer's liability limit not less than One Million Dollars ($1,000,000.00) for each accident, on employees eligible for each. In the event Tenant is self-insured for the
               insurance   required pursuant to this Section 17.1 (c), it shall
               furnish to Port a current Certificate ofPermission to Self-Insure signed by the Department of Industrial Relations, Administration of Self-Insurance, Sacramento, California.
           (d) Personal Property Insurance. Tenant, at its sole cost and expenses, shall procure and maintain on all of its personal property and Alterations, in, on, or about the Premises, property insurance on an all-risk form, excluding earthquake and flood, to the extent of full replacement value. The proceeds from any such policy shall be used by Tenant for the replacement of Tenant's personal property.
           (e) Business Interruption Insurance Tenant, at its sole cost and expense, shall maintain business interruption insurance insuring that the Base Rent shall be paid to Port for a period of up to one year if Tenant is unable to operate its business at the Premises due to a risk insured against by the personal property insurance referred to in Section 17.1(d) above. Said insurance also shall cover business interruptions due to riots or civil commotion.
           (f) Required by  Law.     Such other insurance as required by Law.
           (g) See Addendum. Such other insurance as specified in the Addendum attached to this Lease, if any.

      17.2 Claims-Made  Policies.  If any of the  insurance  required in Section
           17.1 is provided under a claims-made form of policy, Tenant shall maintain such coverage continuously throughout the Term and without lapse for a period of three years beyond the termination of this
           Lease, to the effect that should occurrences during the Term give rise to claims made after termination of this Lease, such claims shall be covered by such claims-made policies.
      17.3 Annual Aggregate Limits. If any of the insurance  required in Section
           17.1 is provided under a form of coverage which includes an annual aggregate limit or provides that claims investigation or legal defense costs be included in such annual aggregate limit, such annual aggregate limit shall be double the occurrence limits specified herein.
      17.4 Payment of Premiums. Tenant shall pay the premiums for maintaining all required insurance.
      17.5 Waiver of Subrogation Rights.  The parties release each other, and their respective authorized  representatives, from any claims for
           damage to the Premises or to the      fixtures,  personal  property,
           Improvements or Alterations of either    Port or Tenant in or on the
           Premises which are caused by or result from risks insured against under any property insurance policies carried by the parties and in force at the time of any such damage, to the extent such claims for damage are paid by such policies. Each party shall cause each property insurance policy obtained by it to provide that the insurance company waives all right of recovery by way of subrogation against the other party in connection with any damage covered by any policy.
        17.6    General Insurance Matters.
         (a) All liability insurance policies required to be maintained by Tenant hereunder shall contain a cross-liability clause, shall name as additional insureds "THE CITY AND COUNTY OF SAN FRANCISCO AND THE SAN FRANCISCO PORT COMMISSION AND THEIR OFFICERS, DIRECTORS, EMPLOYEES AND AGENTS," shall be primary to any other insurance available to the additional insureds with respect to claims arising under this Lease, and shall provide that such insurance applies separately to each insured against whom complaint is made or suit is brought except with respect to the limits of the company's liability.
         (b) All insurance policies required to be maintained by Tenant hereunder shall be issued by an insurance company or companies reasonably acceptable to Port. Tenant's compliance with this Section shall in no way relieve or decrease Tenant's liability under this Lease.
         (c) All insurance policies required to be maintained by Tenant hereunder shall provide for thirty (30) days prior written notice of cancellation or intended non-renewal or reduction in coverage to Tenant and Port. Such notice shall be given in accordance with the notice provisions of Section 30 of this Lease.
         (d) Tenant shall deliver to Port certificates of insurance in a form satisfactory to Port evidencing the coverages required herein, together with evidence of payment of premiums, on or before the Commencement Date, and upon renewal of each policy not less than thirty (30) days before expiration of the term of the policy. Tenant shall, upon Port's request, promptly furnish Port with a complete copy of any insurance policy required hereunder.
         (e) Not more often than every year and upon not less than sixty (60) days prior written notice, Port may require Tenant to increase the insurance limits set forth in Section 17.1 above if Port finds in its reasonable judgment that it is the general commercial practice in San Francisco to carry insurance in amounts substantially greater than those amounts carried by Tenant with respect to risks comparable to those associated with the use of the Premises.

  18.    DAMAGE AND DESTRUCTION.
      18.1 Damage and Destruction. If the Premises or the Facility are damaged by fire or other casualty, then Port shall repair the same provided that funds for such repairs are appropriated by Port, in its sole discretion, for such purpose and provided that such repairs can be made within two hundred ten (210) days after the date of such damage (the "Repair Period"). In the event such corrections are satisfied, this Lease shall remain in full force and effect except that Tenant shall be entitled to a proportionate reduction of Base Rent during the Repair Period based upon the extent to which such damage and the making of such repairs materially interferes with Tenant's use or occupancy of the Premises. Port shall use its best efforts to notify Tenant within ninety (90) days after the date of such damage whether or not such repairs can be made within the Repair Period, and Port's determination thereof shall be binding on Tenant. If such repairs cannot be made within the Repair Period, Port shall have the option to notify Tenant of: (a) Port's intention to repair such damage and diligently prosecute such repairs to completion within a reasonable period after the Repair Period, subject to appropriation of funds, in which event this Lease shall continue in full force and effect and the Base Rent shall be reduced as provided above; or (b) Port's election to terminate this Lease as of a date specified in such notice, which date shall be not less than thirty (30) nor more than sixty (60) days after notice is given by Port. In case of termination, the Base Rent shall be reduced as provided above, and Tenant shall pay such reduced Base Rent up to the date of termination. If at any time during the last twelve (12) months of the Term, the Premises or the Facility is damaged or destroyed, then either Port or Tenant may terminate this Lease by giving written notice to the other party of its election to do so within thirty (30) days after the date of the occurrence of such damage; provided, however, Tenant may terminate only if such damage or destruction substantially impairs its use or occupancy of the Premises. The effective date of termination shall be specified in the notice of termination, which date shall not be more than thirty (30) days from the date of the notice. Notwithstanding anything to the contrary in this Lease, Port shall have no obligation to repair the Premises or the Facility in the event the damage or destruction is attributable to any act or omission of Tenant, its Agents or Invitees. In no event shall Port be required to repair any damage to Tenant's personal property or any paneling, decorations, railings, floor coverings, or any Improvements or Alterations installed or made on the Premises by or at the expense of Tenant. In the event the Premises or the Facility is substantially damaged or destroyed and Port intends to rebuild for public purposes inconsistent with this Lease, Port may terminate this Lease upon written notice to Tenant.
      18.2 Waiver. Port and Tenant intend that the provisions of this Section govern fully in the event of any damage or destruction and accordingly, Port and Tenant each hereby waives the provisions of
           Section 1932, subdivision 2, and Section 1933, subdivision 4, of the Civil Code of California or under any similar Law now or hereafter in effect.

  19.    EMINENT DOMAIN.
      19.1 General. If ail or part of the Premises shall be taken by any public or quasi-public authority under the power of eminent domain or conveyance in lieu thereof, this Lease shall terminate as to any portion of the Premises so taken or conveyed on the date when title or the right to possession vests in the condemnor ("Date of Taking").
      19.2 Partial Takings. If (a) a part of the Premises shall be taken by any public or quasi-public authority under the power of eminent domain or conveyance in lieu thereof, and (b) Tenant is reasonably able to continue the operation of Tenant's business in that portion of the Premises remaining, and (c) Port elects to restore the Premises to an architectural whole, then this Lease shall remain in effect as to said portion of the Premises remaining, and the Base Rent payable from the Date of Taking shall be reduced by an amount that is in the same ratio to the Base Rent as the value of the area so taken bears to the total value of the Premises immediately before the Date of Taking. If, after a partial taking, Tenant is not reasonably able to continue the operation of its business in the Premises or Port elects not to restore the Premises to an architectural whole, this Lease may be terminated by either Port or Tenant by giving written notice to the other party no earlier than thirty (30) days prior to the Date of Taking and no later than thirty (30) days after the Date of Taking. Such notice shall specify the date of termination which shall be not less than thirty (30) nor more than sixty (60) days after the date of said notice.
      19.3 Taking of the Facility. If any substantial portion of the Facility is taken under the power of eminent domain or conveyance in lieu thereof, whether any portion of the Premises is taken or not, Port shall have the right to terminate this Lease by written notice to Tenant within thirty (30) days of the Date of Taking.
      19.4 Temporary Takings. Notwithstanding anything to the contrary contained in this Section, if a taking occurs with respect to all or any part of the Premises for a limited period of time, this Lease shall remain unaffected thereby and Tenant shall continue to pay Rent and to perform all of the terms, conditions and covenants of this Lease. Tenant shall be entitled to receive that portion of any award representing compensation for the use or occupancy of the Premises during the Term up to the total Rent owing by Tenant for the period of the taking, and Port shall be entitled to receive the balance of any award.
      19.5 Award; Waiver. Port shall be entitled to any and all payment, income, rent, award, or any interest therein whatsoever which may be paid or made in connection with any taking or conveyance hereunder, and Tenant shall have no claim against Port or otherwise for the value of any unexpired term of this Lease. Notwithstanding the foregoing, to the extent that the same shall not diminish Port's recovery for such taking, Tenant shall have the right to make a claim, and to receive any award specifically made to Tenant, for moving expenses and for loss or damage to Tenant's trade fixtures, equipment and movable furniture. Port and Tenant intend that the provisions of this Section govern fully in the event of condemnation and accordingly, Port and Tenant each hereby waive any right to terminate this Lease in whole or in part under Sections 1265.120 and 1265.130 of the California Code of Civil Procedure or under any similar law now or hereafter in effect.
  20.    INDEMNITY AND EXCULTATION.
      20.1 Indemnity. Tenant shall indemnify and hold Port, City, and their agents, officers, directors, contractors and employees (collectively, "Agents") harmless from, and, if requested, shall defend them against any and all claims, direct or vicarious liability, damage, injury or loss arising directly or indirectly out of: (a) any injury to or death of any person, including employees of Tenant, or damage to or destruction of any property occurring in, on or about the Premises, or any part thereof, from any cause whatsoever, or (b) any default by Tenant in the observance or performance of any of the terms, covenants or conditions of this Lease, or (c) the use, occupancy or condition of the Premises or the activities therein by Tenant, its Agents, or clients, customers, invitees, guests, members, licensees, assignees and subtenants (collectively, "Invitees"). This indemnity shall be enforceable regardless of the negligence of Port or City, and regardless of whether liability without fault is imposed or sought to be imposed on Port or City. This indemnity shall be enforceable except to the extent that such indemnity is void or otherwise unenforceable under applicable law in effect on, or validly retroactive to, the date of this Lease. This indemnity includes all such loss, damage, injury, liability or claims as described above, loss predicated in whole or in part, upon active or passive negligence of Port, City or their Agents. This indemnity shall exclude claims, liability, damage or loss resulting solely and exclusively from the willful misconduct of Port or City which is not contributed to by any act of, or by any omission to perform some duty imposed by law or agreement on, Tenant, its Agents or invitees.
            In addition to Tenant's obligation to indemnify Port and City, Tenant specifically acknowledges and agrees that it has an immediate and independent obligation to defend Port and City from any claim which actually or potentially falls within this indemnification provision, even if the allegations are or may be groundless, false or fraudulent. Tenant's obligation to defend shall arise at the time such claim is tendered to Tenant by Port and/or City and shall continue at all times thereafter.
            The foregoing indemnity obligation of Tenant shall include without limitation, indemnification from all loss and liability, including attorney's fees, court costs and all other litigation expenses. This indemnification by Tenant shall begin from the first notice that any claim or demand is or may be made. The provisions of this section shall survive the termination of this Lease with respect to any damage, destruction, injury or death occurring prior to such termination.
    20.2 Exculpation. Tenant, as a material part of the consideration to be rendered to Port, hereby waives any and ail claims against Port, City and their Agents, and agrees to hold Port, City and their Agents harmless from any claims for damages to goods, wares, goodwill, merchandise, equipment or business opportunities and by persons in, upon or about said Premises for any cause arising at any time, including without limitation all claims arising from the joint or concurrent negligence of Port or City or their Agents, but excluding any intentionally harmful acts committed solely by Port or City.
    20.3 Hazardous Materials indemnification. Tenant shall indemnify, defend and hold Port, City and their Agents harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses which arise during or after the Term of this Lease as a result of the Handling of Hazardous Materials on the Premises by Tenant, its Agents or Invitees, including without limitation, all costs of investigating and remediating the same, damages for diminution in the value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of any such space and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees. This indemnification of Port and City by Tenant includes, but is not limited to, costs incurred in connection with any investigation of site conditions or any clean-up, remediation, removal or restoration work requested by Port or required by any federal, state or local governmental agency or political subdivision because of Hazardous Material present in the soil or groundwater in, on or under the Premises or in any Improvements. Without limiting the foregoing, if the presence of any Hazardous Material in, on, under or about the Premises caused or permitted by Tenant results in any contamination of the Premises, Tenant, at its sole expense, promptly shall take all action that is necessary to return the Premises to. the condition existing prior to the introduction of such Hazardous Material in, on, under or about the Premises; provided that Port approval of such actions shall first be obtained, which approval shall not be unreasonably withheld so long as such actions could not potentially have any material adverse effect upon the Premises. Tenant's obligations hereunder shall survive the termination of this Lease.

  21.  ASSIGNMENT AND SUBLETTING.
      21.1 Definition of Transfer. The occurrence of any of the following (whether voluntarily, involuntarily or by operation of Law) shall constitute a "Transfer" of this Lease:
      (a) any direct or indirect assignment, conveyance, alienation, sublease, or other transfer Tenant's interest in this Lease or in the Premises, or any part thereof or interest therein; or
      (b)  the use of all or part of the Premises by any person or entity other than Tenant, except Tenant's  authorized Agents or Invitees; or
      (c)  if Tenant is a privately-held corporation,  the dissolution,  merger, consolidation or other reorganization of Tenant, or any cumulative or aggregate sale, transfer, assignment or hypothecation of fifty percent (50%) or more of the total capital stock of Tenant or any sale or cumulative sales of fifty percent (50%) or more of the value of the assets of Tenant; or
      (d)  if Tenant is a partnership or an unincorporated association,
           (i) the withdrawal or substitution(whether voluntarily, involuntarily or by operation of Law and whether occurring at one time or over a period of time) of any partner(s) owning fifty percent or more of said partnership or association, or
          (ii) the cumulative or aggregate sale, transfer, assigment or hypothecation of fifty percent (50%) or more of any interest in the capital or profits of such partnership or association, or
          (iii) the dissolution of the partnership or association.
           As used herein, the term "Transfer" includes a transfer of any interest in this Lease held by any subtenant, assignee or transferee, but does not include any hypothecation, encumbrance or mortgage of this Lease made in accordance with Section 22.
      21.2 Port's Consent Required. Tenant shall not make or permit any Transfer of this Lease except with the prior written consent of Port in each instance as evidenced by Port Commissions resolution and in full compliance with all of the terms and provisions of this Section 21. Any Transfer of this Lease occurring without full compliance with all of the terms and conditions hereof shall constitute an incurable breach by Tenant and shall be voidable at the option of Port.
      21.3 Request for Transfer. Tenant shall give Port at least forty-five (45) days prior written notice or any desired Transfer (herein "Notice of Request to Transfer") and shall provide Fort with the following information in writing: (1) the name, address, legal composition and ownership of the proposed transferee, (2) the current balance sheet and profit and loss statements (herein "financial statements") for the proposed transferee and for any other entity or person who is to be liable for Tenant's obligations under this Lease, such financial statements to be certified in writing to be true and correct and to be prepared in accordance with generally accepted accounting principles and to cover a period of three years prior to the proposed effective date of the Transfer (or for such shorter period as the proposed transferee or other person may have been in existence), (3) a full description of the terms and conditions of the proposed Transfer, including copies of any and all proposed subleases or assignment agreements or other documents and instruments concerning the proposed Transfer, (4) a description of the proposed use of the Premises by the proposed transferee, including any required or desired Alterations or Improvements to the Premises that may be undertaken by such transferee in order to facilitate its proposed use, (5) complete information regarding all payments to be made or other consideration to be given in connection with the Transfer; (6) a list of personal, business and credit references of the proposed transferee, (7) a current financial statement of Tenant, and (8) any other information, documentation or evidence as may be requested by Port, all in sufficient detail to enable Port to evaluate the proposed Transfer and the prospective transferee. Tenant's Notice of Request to Transfer shall not be deemed to have been served or given until such time as Tenant has provided Port with all information set forth hereinabove. Tenant shall immediately notify Port of any modifications to the proposed terms of the Transfer.
      21.4 Port's Consent/Refusal to Consent. Upon receiving a Notice of Request to Transfer, Port shall have the right to do any of the following:
         (a) Port  may  consent  to  the  proposed  Transfer,   subject  to  any
             reasonable conditions upon such Transfer, which conditions may include, without limitation: (i) that the proposed transferee expressly assume all obligations of Tenant under this Lease without, however, Port releasing Tenant therefrom; (ii) that in the event this Lease is terminated prior to the expiration of any sublease, at the election of Port, such termination shall operate to terminate all existing subleases entered into by Tenant without further notice from Port; and (iii) that the sublease or other Transfer agreement contain,: (A) an indemnification clause and waiver of claims provisions in favor of Port and City identical to those contained in Section 20 of this Lease; (B) a clause requiring the proposed transferee to name City, Port and their Agents as additional insureds under all liability and other insurance policies; and (C) a clause requiring the proposed transferee to acknowledge Port's right to demand increased insurance coverage to normal amounts consistent with the proposed transferee's business activities on the Premises.
         (b) Port  may  deny  its  consent  to  the  proposed  Transfer  on  any reasonable ground. Reasonable grounds shall include, without limitation, any one or more of the following: (i) that the proposed transferee's financial condition is or may become insufficient to support all of the financial and other obligations of this Lease;
             (ii) that the use to which the Premises will be put by the proposed transferee is inconsistent with the terms of this Lease or Otherwise will materially and adversely affect any interest of Port; (iii) that the nature of the proposed transferee's intended or likely use of the Premises would involve an increased risk of the use, release or mishandling of Hazardous Materials or otherwise increase the risk of fire or other casualty; (iv) that the business reputation or character of the proposed transferee or any of its affiliates is not reasonably acceptable to Port; (v) that the proposed transferee is not likely to conduct on the property a business of a quality substantially equal to that conducted by Tenant; or (vi) that Port has not received assurances acceptable to Port in its sole discretion that all past due amounts owing from Tenant to Port (if any) will be paid and all other defaults on the part of Tenant (if any) will be cured prior to the effectiveness of the proposed Transfer. If Port denies its consent to the proposed Transfer pursuant to this subsection (b), and if Tenant shall so request in writing, Port shall provide to Tenant a statement of the basis on which Port denies its consent.
         (c) One hundred percent (100%) of all sums paid or payable to Tenant by the transferee in excess of the then-existing Rent payable by Tenant attributable to the portion of the Premises being transferred, including without limitation, any rent and all other sums or other consideration received by Tenant as a result of the Transfer, in whatever form (less expenses for verifiable, reasonable and customary brokerage commissions, Tenant Improvements, lease concessions, value of Tenant's trade fixtures conveyed and other expenses actually paid or obligations incurred by Tenant in connection with the Transfer and/or expenses of operating the Premises paid or incurred by Tenant) shall be paid by Tenant to Port immediately upon receipt thereof by Tenant as Additional Rent hereunder. Notwithstanding the foregoing, in the event this Lease is assigned in connection with a sale of Tenant's business, including the sale of Tenant's trade fixtures at the Premises and Tenant's goodwill, and the assignee will continue to operate the same business that Tenant operated at the Premises, then the sums payable by Tenant to Port pursuant to this Section 21.4(c) shall be limited to those amounts attributable to the value of Tenant's leasehold interest and shall not include amounts attributable to the value of Tenant's goodwill, as such amounts are determined by Port in Port's reasonable discretion.
         (d) Tenant acknowledges and agrees that each of the rights of Port set forth in this Section 21 is a reasonable limitation on Tenant's right to assign or sublet for purposes of California Civil Code
             Section 1951.4.
         (e) No  consent  to  any  proposed  Transfer,  whether  conditional  or unconditional, shall be deemed to be a consent to any other or further Transfer of this Lease, or any other Transfer of this Lease on the same or other conditions. No interest of Tenant in this Lease shall be assignable by operation of Law.
     21.5 Fees for Review. Tenant shall reimburse Port for all costs, including without limitation attorney's fees, which are incurred by Port in connection with the review, investigation, processing, documentation and/or approval of any proposed Transfer.
      21.6 No Release of Tenant. The acceptance by Port of Rent or other payment from any other person shall not be deemed to be a waiver by Port of any provision of this Lease or to be a consent to any subsequent Transfer or to be a release of Tenant from any obligation under this Lease. No Transfer of this Lease shall in any way diminish, impair or release any of the liabilities and obligations of Tenant, any guarantor or any other person liable for all or any portion of Tenant's obligations under this Lease. The joint and several liability of Tenant and Tenant's successors or transferees and the obligations of Tenant under this Lease shall not be discharged, released or impaired by any agreement by Port modifying any provision of this Lease or extending time for performance hereunder or by any waiver or failure of Port to enforce any obligations hereunder.
      21.7 Assignment of Sublease Rents. Tenant immediately and irrevocably assigns to Port, as security for Tenant's obligations under this Lease, all of Tenant's interest in any rent from any Transfer of all or any part of the Premises; except that, until the occurrence of an act of default by Tenant, Tenant shall have the right to receive, collect and enjoy such rents.
      22. Leasehold Mortgages, Security Interests. Tenant shall, upon the prior writ-ten consent of Port, which consent shall not be unreasonably withheld, have the right from time to time to enter into a Leasehold Mortages subject to the terms and conditions of this Section 22. For the express benefit of all secured parties under a Leasehold Mortgage hereinafter referred to as "Lender"), the parties agree as follows during the term of any Leasehold Mortgage:
             (a)The execution of any Mortgage, or the foreclosure thereof or any sale thereunder or conveyance by Tenant to Lender, or the exercise of any right, power or privilege reserved therein, shall not constitute a violation of any of the Lease terms or conditions of any assumption by Lender, personally, of Tenant's obligations hereunder except as provided in subsection (c) below.
             (b)Lender,  at its option,  may at any time before Port's  exercise of any of its rights pursuant to this Section 22, or before the expiration date of the period specified in subsection (f) below, whichever last occurs, perform any of the covenants and conditions required to be performed hereunder by Tenant. Any performance of Tenant's duties by Lender shall be effective to prevent the termination of this Lease.
             (c) Port hereby  agrees  that Lender may record any such  Leasehold
                 Mortgage and may enforce it and upon foreclosure sell and assign Tenant's interest in this Lease and the Improvements, if any, to another from whom it may accept a purchase price, subject, however, to first securing written approval from Port, which approval shall not be unreasonably withheld. Furthermore, Lender may acquire title to the leasehold estate hereunder and Tenants interest, if any, in the Improvements in any lawful way, and if Lender becomes the assignee, Lender may sell or assign said leasehold and Tenant's interest, if any, in any Improvements. If Lender acquires Tenant's leasehold estate hereunder by foreclosure or other appropriate proceedings or by a proper conveyance from Tenant, Lender shall take subject to all of the provisions of this Lease, and shall assume personally all of the obligations of Tenant hereunder.
             (d) If Lender  acquires  Tenant's  leasehold  estate  hereunder  by foreclosure or other appropriate proceedings or by a conveyance from Tenant in lieu of foreclosure, Lender shall attorn to Port and, subject to the provisions of Section 21, may sublease such portion for any period or periods within the Term, or may assign Tenant's leasehold estate hereunder by sale or otherwise.
             (e) No such  foreclosure  or other  transfer of Tenant's  leasehold estate nor the acceptance of any Rent by Port from another shall relieve, release or in any manner affect Tenant's liability hereunder.
             (f) If an event of default under Section 23 hereof  occurs,  Lender shall have thirty (30) days after receipt of written notice from Port specifying Tenant's default to remedy such default. In the event of a non-monetary default of Tenant, if Lender shall have commenced appropriate proceedings in the nature of foreclosure within such thirty (30) day period and is diligently prosecuting the same, Lender shall have a reasonable time beyond thirty (30) days within which to cure such non-monetary default. Port's right to exercise its rights pursuant to Section 23 hereof shall at all times, while such Leasehold Mortgage encumbers Tenant's estate, be subject to and conditioned upon Port's furnishing Lender such written notice and Lender having failed to cure such default as provided herein. The fact that the time has expired for performance of a covenant by Tenant shall not render performance by Lender or a purchaser impossible. In the event of a nonmonetary default of Tenant, if Lender or any purchaser shall promptly undertake to perform Tenant's defaulted obligation and shall diligently proceed with such performance, the time for such performance shall be extended by such period as shall be reasonably necessary to complete such performance.
             (g) Lender shall give written notice in accordance  with Section 30 to Port of its address and the existence and nature of its security interest. Failure to give such notice shall constitute a waiver of Lender's rights hereunder.
             (h) Immediately  after a Leasehold  Mortgage on all or a portion of the leasehold estate is recorded, Tenant, at its own expense, shall cause to be recorded in the Official Records a request that Port receive written notice of any default and/or notice of sale under the Leasehold Mortgage. In addition, Tenant shall furnish to Port complete copies of the Leasehold Mortgage and the note or other obligation secured thereby and any modifications, amendments or extensions thereto. (i) Notwithstanding any other provisions of this Lease, no such transfer of Tenant's leasehold interest hereunder shall occur, whether by written instrument, court order or otherwise, unless Port shall first consent in writing. Such consent shall not be unreasonably withheld. (i) The Leasehold Mortgage shall provide that any proceeds from fire or extended coverage insurance shall be used for repair or rebuilding of the Premises on the terms and conditions set forth in this Lea-se, and not to repay part of the outstanding Leasehold Mortgage.
             (k) Tenant shall  reimburse  Port for any costs incurred by Port in connection with the review and approval of any proposed Leasehold Mortgage, or any transactions related thereto.
             (1) Notwithstanding  any other  provisions  of this  Lease,  Tenant shall not under any circumstances encumber Port's estate in the Premises. Any such encumbrance shall be void and shall constitute a material default under this Lease.

 23.    DEFAULT BY TENANT.
      23.1 Event of Default. The occurrence of any one or more of the following events shall constitute a default by Tenant:
             (a) Failure by Tenant to pay when due any Rent;
             (b) Abandonment or vacation of the Premises by Tenant;
             (c) Failure to  perform  any other  provision  of this Lease if the failure to perform is not cured within thirty (30) days after notice has been given by Port to Tenant. If the default cannot reasonably be cured within 30 days, Tenant shall not be in default of this Lease if Tenant commences to cure the default within such thirty (30) day period and diligently and in good faith continues to cure the default;
             (d) Either  (i) the  failure  of  Tenant  to pay its  debts as they become due, the written admission of Tenant of its inability to pay its debts, or a general assignment by Tenant for the benefit of creditors; or (ii) the filing by or against Tenant of any action seeking reorganization, arrangement, liquidation, or other relief under any Law relating to bankruptcy, insolvency, or reorganization (unless such action is involuntary and is discharged within sixty (60) days) or seeking the appointment of a trustee, receiver or liquidator of Tenant's or any substantial part of Tenant's assets; or (iii) the attachment, execution or other judicial seizure of substantially all of Tenant's interest in this Lease, unless such seizure is discharged within ten (10) days.
           Notices given under this section shall demand that Tenant perform the provisions of this Lease or pay the Rent that is in arrears, as the case may be, within the applicable period of time, or quit the Premises. No such notice shall be deemed a forfeiture or a termination of this Lease unless Port so elects in the notice.
      23.2 Port's Remedies. Upon default by Tenant, Port shall, without further notice or demand of any kind to Tenant or to any other person, have the following remedies:
           (a) Tenant's Right to Possession Not Terminated.
               Port has the remedy described in Section 1951.4 of the California Civil Code, under which it may continue this Lease in full force and effect after Tenant's breach and abandonment, and the Lease shall continue in effect, so long as Port does not terminate Tenant's right to possession, and Port may enforce all of its rights and remedies under this Lease, including the right to collect Rent when due. During the period Tenant is in default, Port may enter the Premises and relet them, or any part of them, to third per-Lies for Tenant's account. Tenant shall be liable immediately to Port for all reasonable costs Fort incurs in reletting the Premises, including, but not limited to, broker's commissions, expenses of remodeling the Premises required by the reletting and like costs. Reletting can be for a period shorter or longer than the remaining Term of this Lease. Tenant shall pay to Port the Rent due under this Lease on the dates the Rent is due, less the Rent Port receives from any reletting. No act by Port allowed by this subsection shall terminate this Lease unless Port notifies Tenant that Fort elects to terminate this Lease. After Tenant's default and for as long as Port does not terminate Tenant's right to possession of the Premises, if Tenant obtains Port's consent Tenant shall have the right to assign or sublet its interest in this Lease, but Tenant shall not be released from liability.
           (b)Termination of Tenant's Right to Possession. Port may terminate Tenant's right to possession of the Premises at any time, No act by Port other than giving notice of termination to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises, or the appointment of a receiver on Port's initiative to protect Port's interest under this Lease shall not constitute a termination of Tenant's right to possession.
           (c)Appointment of Receiver. If Tenant is in default of this Lease, Port shall have the right to have a receiver appointed to collect Rent and conduct Tenant's business. Neither the filing of a petition for the appointment of a receiver nor the appointment itself shall constitute an election by Port to terminate this Lease.
           (d)Port's Right to Cure Tenant's Default. Port, at any time after Tenant commits a default, may, at Port's sole option, cure the default at Tenant's cost. If Port at any time, by reason of Tenant's default, undertakes any act to cure or attempt to cure such default that requires the payment of any sums, or otherwise incurs any costs, damages, or liabilities, (including without limitation, attorneys' fees), all such sums, costs, damages or liabilities paid by Port shall be due immediately from Tenant to Port at the time the sum is paid, and if paid by Tenant at a later date shall bear interest at the lesser of ten percent (10 %) or the maximum non-usurious rate Port is permitted by Law to charge from the date such sum is paid by Port until Port is reimbursed by Tenant.
      The remedies set forth in this Section 23.2 are not exclusive; they are cumulative and in addition to any and all other rights or remedies of Port now or later allowed by Law. Tenant's obligations hereunder shall survive any termination of this Lease.

      23.3 Damages. If Port elects to terminate this Lease under Section 23.2, Port has the rights and remedies provided by California Civil Code Section 1 951.2, including the right to recover from Tenant the following:
           (a) The worth at the time of award of the unpaid Rent which had been earned at the date of termination of this Lease;
           (b) The worth at the time of award of the amount by which the unpaid Rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided;
           (c) The worth at the time of award of the amount by which the unpaid Rent for the balance of the Term after the time of award exceeds the amount of the loss of Rent that Tenant proves could be reasonably avoided; and
           (d) Any other amounts necessary to compensate Port for the detriment proximately caused by Tenant's default, or which, in the ordinary course of events, would likely result, including, but not limited to, attorneys' fees and court costs, the costs of carrying the Premises such as repairs, maintenance, taxes and insurance premiums, utilities, security precautions and the reasonable costs and expenses incurred by Port in (i) retaking possession of the Premises; (ii) cleaning and making repairs and alterations necessary to return the Premises to good condition and preparing the Premises for reletting; (iii) removing, transportation and storing any of Tenant's property left at the Premises (although Port shall have no obligation so to do); and (iv) reletting the Premises, including, without limitation, brokerage commissions, advertising costs and attorneys' fees. Efforts by Port to mitigate the damages caused by Tenants breach of the Lease do not waive Port's rights to recover damages upon termination. The "worth at the time of award" of the amounts referred to in Sections 22.3(a) and (b) shall be computed by allowing interest at an annual rate equal to the lesser of ten percent or the maximum non-usurious rate Port is permitted by Law to charge. The "worth at the time of award" of the amount referred to in Section 22.3(c) shall be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award, plus one percent (1%)
     23.4 No Accord and Satisfaction. No payment by Tenant or receipt by Port of an amount less than the Rent due under this Lease shall be deemed to be other than "on account" of the earliest Rent due; nor shall any endorsement or statement on any check or payment, or letter accompanying such check or payment, be deemed an accord and satisfaction. Port may accept any such partial payment or tender without prejudice to its right to recover the balance of any amount due and to pursue any other remedy herein provided at Law or in equity.

  24.    LITIGATION EXPENSES.- ATTORNEYS' FEES.
      24.1 Litigation Expenses. If either party hereto brings an action or proceeding (including any cross-complaint or counterclaim) against the other party by reason of a default, or otherwise arising out of this Lease, the prevailing party in such action or proceeding shall be entitled to recover from the other party its costs and expenses of suit, including but not limited to reasonable attorneys' fees, which shall be payable whether or not such action is prosecuted to judgment. 'Prevailing party" within the meaning of this Section 24 shall include, without limitation, a party who substantially obtains or defeats, as the case may be, the relief sought in the action, whether by compromise, settlement, judgment or the abandonment by the other party of its claim or defense.
      24.2 Appeals. Attorneys' fees under this Section 24 shall include attorneys' fees and all other reasonable costs and expenses incurred in connection with any appeal.
      24.3 City Attorney. For purposes of this Lease, reasonable fees of attorneys of the City's Office of the City Attorney shall be based on the fees regularly charged by private attorneys with an equivalent number of years of professional experience (calculated by reference to earliest year of admission to the Bar of any State) who practice in San Francisco in law firms with approximately the same number of attorneys as employed by the Office of the City Attorney.

25.     PORT'S ENTRY ON PREMISES.
    25.1 Entry for Inspection. Port and its authorized Agents shall have the right to enter the Premises without notice at any time during normal business hours of generally recognized business days, provided that Tenant or Tenant's Agents are present on the Premises, for the purpose of inspecting the Premises to determine whether the Premises are in good condition and whether Tenant is complying with its obligations under this Lease.
    25.2 General Entry. In addition to its rights pursuant to Section 25.1, Port and its authorized Agents shall have the right to enter the Premises at all reasonable times and upon reasonable notice for any of the following purposes:
           (a) To perform any necessary maintenance, repairs or restoration to the Premises, or to perform any services which Port has the right or obligation to perform;
           (b) To serve, post, or keep posted any notices required or allowed under the provisions of this Lease;
           (c) To post "For Sale" signs at any time during the Term; to post 'For Lease' signs during the last six months of the Term or during any period in which Tenant is in default;
           (d) To show the remises to prospective real estate brokers, agents, buyers, or persons interested in an exchange, at any time during the Term; to show the Premises to prospective tenants during the last six months of the Term, or during any period in which Tenant is in default;
           (e) If any excavation or other construction is undertaken or is about to be undertaken on any property or street adjacent to the Premises, to shore the foundations, footings or walls of the premises and to erect scaffolding and protective barricades around and about the Premises as reasonably necessary in connection with such activities (but not so as to prevent or unreasonably restrict entry to the Premises), and to do any other act or thing necessary for the safety or preservation of the Premises during such excavation or other construction.
      25.3 Emergency Entry. Port may either the Premises at any time, without notice, or, in the event of an emergency. Port shall have the right to use any and all means which Port may deem proper in such an emergency in order to obtain entry to the Premises. Entry to the Premises by any of said means, or otherwise, shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into, or a detainer of the Premises, or an eviction of Tenant from the Premises or any portion of them.
      25.4 No Liability. Port shall not be liable in any manner, and Tenant hereby waives any claim for damages, for any inconvenience, disturbance, loss of business, nuisance, or other damage, including without limitation any abatement or reduction in Rent, arising out of Port's entry onto the Premises as provided in this Section 25, except damage resulting solely from the active negligence or willful misconduct of Port or its authorized representatives.
      25.5 Non-Disturbance. Port shall use its best efforts to conduct its activities on the Premises as allowed in this Section 25 in a manner which, to the extent reasonably practicable, will cause the least possible convenience, annoyance or disturbance to Tenant.

  26.    SURRENDER AND QUITCLAIM.
      26.1 Surrender. Upon termination of this Lease Tenant shall surrender to Port the Premises and all Improvements thereon in good condition (except for ordinary wear and tear occurring after the last necessary maintenance made by Tenant and except for destruction or condemnation as described in Sections 18 and 19 hereof), except for Improvements and Alterations which Tenant has the right to remove or is obligated to remove under the provisions of Section 13. Tenant shall repair any damage to the Premises for which Tenant is liable under this Lease. Tenant shall remove all of its personal property and perform all restoration made necessary by the removal of any Improvements, Alterations or Tenant's personal property within the time periods stated in this Lease. Port may elect to retain or dispose of any Improvements or Tenant's personal property which Tenant does not remove from the Premises as allowed or required by this Lease by giving at least ten (10) days' prior written notice of such election to Tenant. Except with respect to (i) Tenant's personal property as to which Port has waived in writing any right it may have or may have acquired, (ii) Tenant's property which is covered by any filed financing statement, and (iii) any Hazardous Material left in or on the Premises, title to any Improvements, Alterations or to Tenant's personal property which Port elects to retain or dispose of upon expiration of the ten-day period shall vest in Port. Tenant waives all claims against Port for any damage to Tenant resulting from Port's retention or disposition of any Improvements, Alterations or Tenant's personal property. Tenant shall be liable to Port for all costs incurred by Port for storing, removing or disposing of any Improvements, Alterations or Tenant's personal property. If Tenant falls to surrender the Premises as required by this Section 26.1, Tenant shall hold Port harmless from all damages resulting from Tenant's failure to surrender the Premises, including, but not limited to, claims made by a succeeding tenant resulting from Tenant's failure to surrender the Premises. No act or conduct of Port, including, but not limited to, the acceptance of the keys to the Premises, shall constitute an acceptance of the surrender of the Premises by Tenant before the expiration of the Term. Only a notice from Port to Tenant shall constitute acceptance of the surrender of the Premises and accomplish a termination of this Lease.
    26.2 Quitclaim. Upon termination of this Lease, the Premises shall automatically, and without further act or conveyance an the part of Tenant or Port, become the property of Port, free and clear of all liens and Leasehold Mortgages and without payment therefor by Port and shall be surrendered to Fort upon such date. Upon or at any time after the date of termination of this Lease, if requested by Port, Tenant shall promptly deliver to Port, without charge, a quitclaim deed to the Premises and any other instrument reasonably requested by Port to evidence or otherwise effect the termination of Tenant's leasehold estate hereunder and to effect such transfer or vesting of title to the Premises or any Improvements or Alterations that Port agrees are to remain part of the Premises pursuant to the provisions of Section 13.3 above.

27. HOLDING OVER. Any holding over after the expiration of the Term with the consent of Port shall be deemed a month-to-month tenancy and shall be upon each and every one of the terms, conditions and covenants of this Lease, except that, at Port's election, the Rent shall be adjusted either in accordance with the provisions of Section 5.2 or to the then current market rate as reasonably determined by Port. Either party may cancel said month-to-month tenancy upon thirty (30) days' written notice to the other party.

28. MINERAL  RESERVATION.  The State of  California,  pursuant  to  Section 2 of
    Chapter  1333  of the  Statutes  of  1968,  as  amended,  has  reserved  all subsurface mineral deposits, including oil and gas deposits, on or underlying the Premises. In accordance with the provisions of said Statutes, Port and Tenant shall and hereby do grant to the State of California the right to explore, drill for and extract said subsurface minerals, including oil and gas deposits, from the Mineral Reservation area located by the California Grid System as more particularly described in Section 1.11 hereof.

29.    CITY REQUIREMENTS.
       29.1 Non-Discrimination. Tenant shall not, in the operation and use of the Premises, discriminate against any person or group of persons solely because of race, color, creed, national origin, ancestry, age, sex, sexual orientation, disability or acquired immune deficiency syndrome (AIDS) or AIDS related condition (ARC). The provisions of Chapters 12B and 12C of the San Francisco Administrative Code, relating to nondiscrimination by parties contracting with the City and County of San Francisco, are incorporated herein by this reference and made a part hereof as though fully set forth herein. Tenant agrees to comply with all provisions of such Chapters 12B and 12C that apply to tenants of the City and County of San Francisco.
       29.2 MacBride Principles-Northern Ireland. City urges companies doing business in Northern Ireland to move towards resolving employment inequities and encourages such companies to abide by the MacBride Principles. City urges San Francisco companies to do business with corporations that abide by the MacBride Principles.
       29.3 Tropical Hardwood Ban. City urges Tenant not to import, purchase, obtain, or use for any purpose, any tropical hardwood or tropical hardwood product.
       29.4 Tobacco Products Advertising Ban. Tenant acknowledges and agrees that no advertising of cigarettes or tobacco products is allowed on any real property owned by or under the control of the City, including the property which is the subject of this Lease. This prohibition includes the placement of the name of a company producing, selling or distributing cigarettes or tobacco products or the name of any cigarette or tobacco product in any promotion of any event or product. This prohibition does not apply to any advertisement sponsored by a state, local or nonprofit entity designed to communicate the health hazards of cigarettes and tobacco products or to encourage people not to smoke or to stop smoking.

30. NOTICES. Except as otherwise expressly provided in this Lease or by Law, any and all notices or communications required or permitted by this Lease or by Law to be served on, given to or delivered to either party by the other party shall be in writing and shall be given by one of the following methods: (a) delivering the notice in person, (b) sending the notice by United States Mail, first, class, postage prepaid, or (c) sending the notice by overnight courier or mail, with postage prepaid, to the mailing address set forth in Section 1.12 Subject to the restrictions set forth below and only for the convenience of the parties, copies of notices also may be given by telefacsimile to the telephone number set forth in Section
     1.12. Either party may change such party's mailing address or telefacsimile number at any time by giving written notice of such change to the other party in the manner provided above at least ten (10) days prior to the effective date of the change. All notices under this Lease shall be deemed to be duly served, given, delivered, made or communicated on the date personal delivery actually occurs or, if mailed, on the date of deposit in the United States Mail. A person or party may not give official or binding notice by telefacsimile. Service of process at Tenant's address set forth in Section 1.12 or other address, notice of which is given in accordance with the terms of this Section 30, shall be valid and binding upon such party.

31. TIME IS OF THE ESSENCE. Time is of the essence as to each and every provision of this Lease.

32. SIGNS. Tenant shall not have the right to place, construct or maintain any sign, advertisement, awning, banner or other exterior decoration on the Premises without Port's prior written consent. Any sign that Tenant is permitted to place, construct or maintain on the Premises shall comply with all Laws relating thereto, including but not limited to Fort's Tenant Sign Guidelines and building permit requirements, and Tenant shall obtain all Regulatory Approvals required by such Laws. Port makes no representation with respect to Tenant's ability to obtain such Regulatory Approval. Tenant, at its sole cost and expense, shall remove all signs placed by it on the Premises at the expiration or earlier termination of this Lease.

  33. MISCELLANEOUS PROVISIONS.
      33.1 California Law. This Lease shall be construed and interpreted in accordance with Laws of the State of California and City's Charter.
      33.2 Entire Agreement. This Lease contains all of the representations and the entire agreement between the parties with respect to the subject matter of this agreement. Any prior correspondence, memoranda, agreements, warranties, or written or oral representations relating to such subject matter are superseded in total by this Lease. No prior drafts of this Lease or changes from those drafts to the executed version of this Lease shall be introduced as evidence in any litigation or other dispute resolution proceeding by any party or other person, and no court or other body should consider those drafts in interpreting this Lease.
      33.3 Amendments. No amendment of this Lease or any part thereof shall be valid unless it is in writing and signed by all of the parties hereto.
      33.4 Severability. Except as is otherwise specifically provided for in this Lease, invalidation of any provision of this Lease, or of its application to any person, by judgment or court order, shall not affect any other provision of this Lease or its application to any other person or circumstance, and the remaining portions of this Lease shall continue in full force and effect, unless enforcement of this Lease as invalidated would be unreasonable or grossly inequitable under all of the circumstances or would frustrate the purposes of this Lease.
      33.5 No Party Drafter; Captions. The provisions of this Lease shall be construed as a whole according to their common meaning and not strictly for or against any party in order to achieve the objectives and purposes of the parties. Any caption preceding the text of any section, paragraph or subsection or in the table of contents is included only for convenience of reference and shall be disregarded in the construction and interpretation of this Lease.
      33.6 Singular, Plural, Gender. Whenever required by the context, the singular shall include the plural and vice versa, and the masculine gender shall include the feminine or neuter genders, and vice versa.
      33.7 Successors. The terms, covenants, agreements and conditions set forth in this Lease shall bind and inure to the benefit of Port and Tenant and, except as otherwise provided herein, their personal representatives and successors and assigns.
      33.8 Real Estate Broker's Fees. Each party shall be responsible for the payment of all fees and commissions to any real estate broker with whom such party has contracted. Each party shall hold the other party harmless from any and all damage resulting from any claim which may be asserted against the other party by any broker, finder or other person with whom the other party has or purportedly has dealt with respect to this Lease.
      33.9 Counterparts. For convenience, the signatures of the parties to this Lease may be executed and acknowledged on separate paces which, when attached to this Lease, shall constitute this as one complete Lease. This Lease may be executed in any number of counterparts each of which shall be deemed to be an original and all of which shall constitute one and the same Lease.
      33.10Authority.  If Tenant signs as a corporation or a  partnership,  each of the persons executing this Lease on behalf of Tenant does hereby covenant and warrant that Tenant is a duly authorized and existing entity, that Tenant has and is qualified to do business in California, that Tenant has full right and authority to enter into this Lease, and that each and all of the persons signing on behalf of Tenant are authorized to do so. Upon Port's request, Tenant shall provide Port with evidence reasonably satisfactory to Port confirming the foregoing representations and warranties.
      33.11Waiver. No failure by Port to insist upon the Strict performance of any obligation of Tenant under this Lease or to exercise any right, power or remedy arising out of a breach thereof, irrespective of the length of time for which such failure continues, and no acceptance of full or partial Rent during the continuance of any such breach shall constitute a waiver of such breach or of Port's rights to demand strict compliance with such term, covenant or condition. Port's consent to or approval of any act by Tenant requiring Port's consent or approval shall not be deemed to waive or render unnecessary Port's consent to or approval of any subsequent act by Tenant. Any waiver by Port of any default must be in writing and shall not be a waiver of any other default concerning the same or any other provision of this Lease.

34. NO LIGHT, AIR OR VIEW EASEMENT. Any diminution or shutting off of light, air or view by any structure which may be erected on lands adjacent to the Facility shall in no way affect this Lease or impose any liability on Port.

35. PROXIMITY OF WATERFRONT TRANSPORTATION PROJECT. Tenant acknowledges that during the Term, the Waterfront Transportation Project involving (by way of example only and not of limitation) the realignment of the Embarcadero Roadway, Mid-Embarcadero freeway replacement, construction of a MUNI-metro turnaround project, MUNI-metro extension, F-line historic streetcar line, and a waterfront promenade, is scheduled to be constructed on property in the immediate vicinity of the Premises. Tenant is aware that the construction of such project and the activities associated with such construction will generate certain adverse impacts which may result in some inconvenience to or disturbance of Tenant. Said impacts may include, but are not limited to, increased vehicle and truck traffic, traffic delays and re-routing, loss of street and public parking, dust, dirt, construction noise and visual obstructions. Tenant hereby waives any and all claims against Port, City and their Agents arising out of such inconvenience or disturbance, including without limitation any abatement or reduction of Rent.

36. PROXIMITY OF MISSION BAY PROJECT. Tenant acknowledges that during the Term, the Mission Bay Project is scheduled to be constructed on property in the immediate vicinity of the Premises. Tenant is aware that the construction of such project and the activities associated with such construction will generate certain adverse impacts which may result in some inconvenience to or disturbance of Tenant. Said impacts may include, but are not limited to, increased vehicle and truck traffic, traffic delays and re-routing, loss of street and public parking, dust, dirt, construction noise and visual obstructions. Tenant hereby waives any and all claims against Port, City and their Agents arising out of such inconvenience or disturbance, including without limitation any abatement or reduction of Rent.

37. WAIVER OF RELOCATION ASSISTANCE RIGHTS. Tenant hereby waives any and all rights, benefits or privileges of the California Relocation Assistance Law, California Government Code 7260 et seq., and the Uniform Relocation Assistance and Real Property Acquisition Policies Act, 42 U.S.C. 4601 et sec., or under any similar law, statute or ordinance now or hereafter in effect, except as provided in Section 19 hereof (Eminent Domain).



IN WITNESS WHEREOF, PORT and TENANT execute this Lease at San Francisco, California, as of the last date set forth below.


     PORT:                                          TENANT:
     CITY AND COUNTY OF SAN FRANCISCO,              DARLING INTERNATIONAL INC, a
     a municipal corporation, operating             Delaware Corporation
     by and through the SAN FRANCISCO
     PORT COMMISSION


    By  /s/ Kirk W. Benpett                          By:  /s/ Barney Dreiling
      ------------------------                           ---------------------
    KIRK W. BENPETT                                  BARNEY DREILING
    Acting Director, Tenant & Maritime Services      Vice President


     Dated:    7/12/96                               Dated:   7/15/96



APPROVED AS TO FORM:
LOUISE H. RENNE, City Attorney


By:  /s/
   ------------------------
    Deputy City Attorney



Lease Prepared By: Nicolas Dempsey, Property Manager   /s/
                                                       -----------
                                                        (initials)

                      ADDENDUM TO LEASE NO. L-12239 BETWEEN
                THE CITY AND COUNTY OF SAN FRANCISCO, THROUGH THE
                    SAN FRANCISCO PORT COMMISSION, Landlord,

                                       and

                          DARLING INTERNATIONAL, Tenant


         In the event of any conflict between the provisions of this Addendum and provisions of the Lease, the provisions of this Addendum shall control.

Port and Tenant hereby agree as follows:

1.    Section 4.2 of the Lease is hereby deleted in its entirety.

2. Section 6.2 (Possessory Interest Tax) is hereby amended in its entirety to read as follows:

"6.2 Possessory Interest Tax. (a)Tenant recognizes and understands that this Lease may create a possessory interest subject to property taxation and that Tenant may be subject to the payment of property taxes levied on such interest. Tenant further recognizes and understands that any sublease or assignment permitted under this Lease and any exercise of any option to renew or other extension of this Lease may constitute a change in ownership for purposes of property taxation and therefore may result in a revaluation of any possessory interest created hereunder. (b) Tenant agrees to pay taxes of any kind, including, but not limited to, possessory interest taxes, that may be lawfully assessed on the leasehold interest hereby created and to pay all other taxes, excises, licenses, permit charges and assessments based on Tenant's usage of the Premises that may be imposed upon Tenant by law, all of which shall be paid when the same become due and payable and before delinquency. (c) Tenant agrees not to allow or suffer a lien for any such taxes to be imposed upon the Premises or upon any equipment or property located thereon without promptly discharging the same, provided that Tenant, if so desiring, may have reasonable opportunity to contest the validity of the same. (d) San Francisco Administrative Code Sections 23.6-1 and 23.6-2 require that the City and County of San Francisco report certain information relating to this Lease, and any renewals thereof, to the County Assessor within sixty (60) days after any such transaction, and that Tenant report certain information relating to any assignment of or sublease under this Lease to the County Assessor within sixty (60) days after such assignment or sublease transaction. Tenant agrees to provide such information as may be requested by the City or Port to enable the City to comply with this requirement."


3.      Section 8.4 is hereby added to the Lease to read as follows:

         "8.4 Permitted Activities. Anything to the contrary in Section 8.2, above notwithstanding, provided that Tenant has secured all necessary permits from all governmental agencies having jurisdiction over the use of the Premises, and further provided that unless otherwise prohibited by any laws, rules or regulations issued by governmental agencies other than Port, Port agrees that the permitted uses set forth in Sections 8.1 and 1.8 hereof shall not be construed as Prohibited Activities as set forth in Section 8.2, above".

4. Section 16 of the Lease is hereby amended in its entirety to read as follows:

"16.1 Requirements for Handling. Neither Tenant nor its Agents or Invitees, shall Handle in, on or about the Premises any Hazardous Material without the prior written consent of Port, which consent shall not be unreasonably withheld so long as Tenant demonstrates to Port's reasonable satisfaction that such Hazardous Material is necessary to Tenant's business, will be Handled in a manner which strictly complies with all Environmental Laws and will not materially increase the risk of fire or other casualty to the Premises. Notwithstanding the foregoing, Tenant may Handle on the Premises janitorial or office supplies or materials in such limited amounts as are customarily used for general office purposes so long as such Handling is at all times in full compliance with all Environmental Laws.

Except as to any Hazardous Materials discovered on the Premises as a result of Tenant's construction activities related to Tenant's improvements and alterations to the Premises, as hereinabove provided, Tenant shall not be responsible for the Handling of Hazardous Materials introduced onto the Parcel A Premises prior to April 10, 1964 or onto the Parcel 8 Premises prior to May 20, 1968."

         "16.2 Tenant  Responsibility.  Subject to the restrictions set forth in
Section 16.1 hereof, Tenant shall Handle all Hazardous Materials discovered on the Premises as a result of Tenants construction activities related to Tenant's alterations to the Premises, or introduced on the Premises after the Commencement Date, in compliance with all Environmental Laws. Notwithstanding the foregoing, Tenant shall not be responsible for the safe Handling of Hazardous Materials introduced by the City, Port or their Agents. Tenant shall protect its employees and the general public in accordance with all Environmental Laws. Port may from time to time request, and Tenant shall be obligated to provide, information reasonably adequate for Port to determine that any and all Hazardous Materials are being Handled in a manner which complies with all Environmental Laws. Port shall have the right to inspect the Premises for Hazardous Materials at reasonable times, pursuant to Section 25.1 hereof."

         " 16.3 Requirement to Remove. Prior to termination of this Lease, Tenant, at its sole cost and expense, shall remove any and all Hazardous Materials introduced in, on, under or about the Premises after the Commencement Date. Further, Tenant, at its sole cost and expense, shall remove any Hazardous Material discovered on the Premises during the Term of this Lease which is required to be removed by any governmental agency, including Port; which removal would not have been required except for Tenant's use of the Premises or Tenant's construction activities related to Tenant's alteration to the Premises. Notwithstanding the foregoing, Tenant shall not be obligated to remove any Hazardous Materials introduced by the City, Port or their Agents, onto the Premises after the Commencement Date. Except as otherwise provided in the
Section 16 (Hazardous Materials), Tenant shall not be obligated to remove any Hazardous Materials introduced onto the Premises prior to the Commencement Date. Prior to the termination of this Lease, Port and Tenant shall conduct a joint inspection of the Premises for the purpose of identifying Hazardous Materials existing on the Premises which Tenant is required to remove."


5. The reference in Section 17.1 (a) (General Liability Insurance) to "...limits not less than One Million Dollars ($1,000,000.00)..." is hereby amended to read "...limits of Five Million Dollars ($5,000,000.00)..."


6. Section 17.1 (d) (Personal Property Insurance) of the Lease is hereby deleted in its entirety.


7. Section 17.1 (e) (Business Interruption Insurance) of the Lease is hereby deleted in its entirety.


8.    Section 17.1 (g) is hereby amended in its entirety to read as follows:

"17.1 (g) Exceptions to Required Insurance Coverage. Unless the maintenance of such coverage shall be required by law (Section 17.1f) Tenant shall not be required to maintain Jones Act Insurance".

9. Section 18 of the Lease is hereby deleted in its entirety and in its place shall be substituted the following:

  "18. DESTRUCTION.
         18.1 Tenant's Obligation to Rebuild. If the Premises are totally or partially damaged or destroyed during the Lease Term whether due to an insured or uninsured casualty, Tenant shall make the repairs necessary to restore the Premises to substantially the same condition as they were in immediately before destruction (in the case of insured damage whether or not any insurance proceeds are sufficient to cover the actual cost of restoration). Such destruction shall not terminate this Lease. If the existing laws do not permit the restoration, either party can terminate this Lease immediately by giving notice to the other party.
        18.2   Tenant's Restoration of Premises.
                (a) Insured Loss: Adjustment of Minor Loss. If, during the Lease Term, the Premises are destroyed from a risk covered by the insurance described in section 17, and the total amount of loss does not exceed Fifty Thousand Dollars ($50,000), Tenant shall make the loss adjustment with the insurance company insuring the loss. The proceeds shall be paid directly to Tenant for the sole purpose of making the restoration of the Premises in accordance with paragraph 18.1.,

                (b) Insured Loss: Adjustment of Major Loss. If, during the Lease Term, the Premises are destroyed from a risk covered by the insurance described in Article 17, and the total amount of loss exceeds Fifty Thousand Dollars ($50,000), Tenant shall make the loss adjustment with the insurance company insuring the loss and on receipt of the proceeds shall immediately pay them into a special trust account for insurance proceeds that Tenant will establish with an institutional lender or title company ("Insurance Trustee") approved by Port.

         18.3 Insurance Trustee. All sums deposited with the Insurance Trustee shall be held for the following purposes and the Insurance Trustee shall have the following powers and duties:
                  (a) Progress Payments.  The sums shall be paid in installments by the Insurance Trustee to the contractor retained by Tenant as construction progresses, for payment of the cost of restoration. A 10% retention fund shall be established that will be paid to the contractor on completion of restoration, payment of all costs, expiration of all applicable lien periods, and proof that the Premises are free of all mechanics' liens and lienable claims.
                  (b) Certification; Appointment of Architect. Payments shall be made on presentation of (a) certificates or vouchers from the architect or engineer retained by Tenant showing (1) all of the work for which reimbursement is being requested has been completed in compliance with the plans and specifications therefore, and all applicable laws and ordinances, (2) the sum requested is justly required to reimburse Tenant for payments by Tenant to the contractor, subcontractors, materialmen, laborers, engineers, architects or other persons rendering services or materials for the work (giving a brief description of the services and materials), (3) when added to all sums previously paid out by the Insurance Trustee, the sum requested does not exceed ninety percent (90%) of the value of the work done to the date of the certificate, and (4) the amount of the proceeds remaining in the hands of the Trustee will be sufficient on completion of the work to pay for the work in full (which shall include, in such reasonable detail as Port may require an estimate of the cost of the completion); (b) lien waivers reasonably satisfactory to Port covering that part of the work for which payment or reimbursement is being requested; and (c) a search prepared by a title company or licensed abstractor or by other evidence, reasonably satisfactory to Port, that no mechanics' or other lien has been filed with respect to any part of the Premises. If the Insurance Trustee, in its reasonable discretion, determines that the certificates or vouchers are being improperly approved by the architect or engineer retained by Tenant, the Insurance Trustee shall have the right to appoint an architect or an engineer to supervise construction and to make payments on certificates or vouchers approved by the architect or engineer retained by the Insurance Trustee. The reasonable expenses and charges of the architect or engineer retained by the Insurance Trustee shall be paid by the Insurance Trustee out of the trust fund.

                (c) Insufficient Proceeds. If the sums held by the Insurance Trustee are not sufficient to pay the actual cost of restoration, Tenant shall deposit the amount of the deficiency with the Insurance Trustee within twenty (20) days after request by the Insurance Trustee indicating the amount of the deficiency.

                (d) Excess Proceeds. Any sums not disbursed by the Insurance Trustee after restoration has been completed and final payment has been made to Tenant's contractor shall be delivered within fifteen (15) days after demand made by Tenant to Port and shall be disbursed as follows:

                Personal Property. To the extent the excess proceeds are attributable to the personal property which Tenant has the right to remove at the end of the Lease Term, the excess shall be delivered to Tenant. (ii) Additional Property. To the extent the excess proceeds are attributable to any property which will be owned by Port at the end of the Lease Term, as provided by
                Section 13.2 and 26.1, the excess proceeds shall be delivered to Port. (e) Costs of Insurance Trustee. All actual costs and charges of the Insurance Trustee shall be paid by Tenant. (f) Resignation of Insurance Trustee. If the Insurance Trustee resigns or for any reason is unwilling to act or continue to act, Port shall substitute a new trustee in the place of the designated Insurance Trustee. The new trustee must be an institutional lender or title company doing business in the City in which the Premises is located. (g) Cooperation of Parties. Both parties shall promptly execute all documents and perform all acts reasonably required by the Insurance Trustee to perform its obligations under this paragraph.

         18.4 Restoration of Premises.
               (a)Plans. Within thirty (30) days after the date that Tenant is obligated to restore the Premises, Tenant at its cost shall prepare final plans and specifications and working drawings complying with applicable laws that will be necessary for restoration of the Premises. The plans and specifications and working drawings must be approved by Port. Port shall have thirty
               (30) days after receipt of the plans and specifications and working drawings to either approve or disapprove the plans and specifications and working drawings and return them to Tenant. If Port disapproves the plans and specifications and working drawings, Port shall notify Tenant of its objections and Port's proposed solution to each objection. Tenant acknowledges that the plans and specifications and working drawings shall be subject to approval of the appropriate government bodies and that they will be prepared in such a manner as to obtain that approval.

               (b) Procedure.  The restoration shall be accomplished as follows:
               (i) Construction Period. Tenant shall complete the restoration within ninety (90) working days after final plans and specifications and working drawings have been approved by the appropriate government bodies and all required permits have been obtained (subject to a reasonable extension for delays resulting from causes beyond Tenant's reasonable control). (ii) Contractor. Tenant shall retain a licensed contractor that is bondable. The contractor  shall be  required  to  carry  public  liability  and property damage insurance and standard all risk coverage insurance, during the period of construction in accordance with
               Section 17.1 Such insurance shall contain waiver of subrogation clauses in favor of Port and Tenant in accordance with the provisions of Section 17.5. (iii) Notice. Tenant shall notify Port of the date of commencement of the restoration not later than twenty (20) days before commencement of the restoration to enable Port to post and record notices of nonresponsibility. The contractor retained by Tenant shall not commence construction until a completion bond and a labor and materials bond have been delivered to Port to insure completion of the construction. (iv) Manner. Tenant shall accomplish the restoration in a manner that will cause the least inconvenience, annoyance and disruption to other tenants of the Project. (v) Notice of Completion. On completion of the restoration, Tenant shall immediately record a notice of completion in the county in which the Premises are located. (vi) Insured Casualty Over $50,000. If the damage is caused by an insured casualty in excess of $50,000, the restoration shall not be commenced until sums sufficient to cover the cost of restoration are placed with the Insurance Trustee as provided in Section 18.2. (b).

    18.5 Partial Destruction of Pier. If the Premises is located on a Pier and fifty percent (50%) or more of the rentable area of the Pier is damaged or destroyed by fire or other cause, notwithstanding that the Premises may be unaffected, Port shall have the right, to be exercised by notice in writing delivered to Tenant within sixty (60) days from and after said occurrence, to elect to terminate this Lease. Upon the giving of such notice to Tenant, the term of this Lease shall expire on the third day after such notice is given, and Tenant shall vacate the Premises and surrender the same to Port. Nothing in this Section 1 8 shall be construed as a limitation of Tenant's liability for any damage or destruction, if such liability otherwise exists.

    1 8.6 Port Not Obligated to Make Repairs. Port shall not be required to repair any injury or damage by fire or other cause, or to make any restoration or replacement of any Alterations, trade fixtures, equipment or personal property placed or installed in the Premises by Tenant or at the direct or indirect expense of Tenant. Tenant shall be required to restore or replace the same in the event of damage, except for damage caused solely by the Port's negligence or intentional misconduct.

    18.7 Rent Abatement. In the case of damage or destruction as described in this Article 18, Base Rent payable by Tenant hereunder from the date of damage until the repairs are completed shall be equitably reduced, based upon the extent to which such repairs interfere with the business carried on by Tenant in the Premises, but only to the extent Port receives proceeds from rental income insurance paid for by Tenant. Nothing in this paragraph shall be construed to permit the abatement in whole or in part of Percentage Rent, but the computation of Percentage Rent shall be based upon the revised Base Rent as the same may be abated pursuant to this paragraph.

    18.8 Waiver. Tenant waives the provisions of Sections 1932(2) and 1933(4) of California Civil Code and any other statute, code or judicial decisions which grants a tenant a right to terminate a lease in the event of damage or destruction of leased Premises.

    18.9 Notice by Tenant. Tenant shall give immediate notice to Port in the event of any fire, accident or other damage or destruction of Premises or the building of which the Premises are a part or of defects therein or in any fixtures or equipment."



10. Section 20.3 of the Lease is hereby amended in its entirety to read as follows:

         "20.3 Hazardous Materials Indemnification. Tenant shall indemnify, defend and hold Port, City and their Agents harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses which arise during or after the Term of this Lease as a result of the Handling of Hazardous Materials on the Premises by Tenant, its Agents or Invitees, including without limitation, all costs of investigating and remediating the same, damages for diminution in the value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of any such space and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees.

         This indemnification of Port and City by Tenant includes, but is not limited to, costs incurred in connection with any investigation of site conditions or any clean-up, remediation, removal or restoration work requested by Port or required by any federal, state or local governmental agency or political subdivision because of Hazardous Materials present in the soil or groundwater in, on or under the Premises or in any Improvements released as a result of Tenant's occupancy, use or construction activities occurring on the Premises and/or as a result of Hazardous Materials introduced in, on, under or about the Premises after the Commencement Date. Without limiting the foregoing, if the presence of any Hazardous Material in, on , under or about the Premises caused or permitted by Tenant results in any contamination of the Premises, Tenant, at its sole expense, promptly shall take all action that is necessary to return the Premises to the condition existing prior to the introduction of such Hazardous Material in, on, under or about the Premises; provided that Port approval of such actions shall first be obtained, which approval shall not be unreasonably withheld so long as such actions could not potentially have any material adverse effect upon the Premises. Tenant's obligations hereunder shall survive the termination of this Lease".


11. Section 21.1 (e) is hereby added to the Lease to read as follows:

"21.1(e) Non-applicability of Certain Transfers. The provisions of Sections 21.1(c) hereabove notwithstanding, the aggregate sale, transfer, assignment or hypothecation of any the capital stock of Tenant resulting from an interfamily transfer of capital stock or any court approved intestate transfers of capital stock or any transfers of capital stock in any court approved probate proceedings shall not constitute a "Transfer" requiring Port's consent under the provisions of Sections 21.2, 21.3, 21.4 and 21.5 of this Lease".


12.     Section 38 is hereby added to the Lease to read as follows:

   "38. Rent Credit for Wharfage and Dockage. Commencing on the First Anniversary Date, not less than sixty (60) days after each Anniversary Date, Tenant shall be entitled to a Rent Credit toward the next Lease Year's Basic Rent obligation equal to the Wharfage and Dockage fees actually received Port during the preceding Lease Year and which Wharfage and Dockage fees were, in the sole and reasonable determination of Port, generated directly as a result of Tenant's or Tenant's subtenant or assignee's activities on the Premises. The Wharfage and Dockage fees shall be those Wharfage and Dockage fees actually levied and received by Port pursuant to Port's operative published tariff schedule.

         The value of the available Rent Credit during any Lease Year may not exceed one half (1/2) of the total of Tenant's Base Rent obligation for the same Lease Year.

         If, at the end of any Lease Year or at the end of the Lease Term or earlier termination of this Lease, there shall be unapplied Rent Credits due pursuant to this Section 38, Tenant shall have no right to such Rent Credits and any amounts represented thereby shall become the sole property of Port."


13.     Section 39 is hereby added to the Lease to read as follows:

     "39.Burma (Myanmar)  Business  Prohibition.  Tenant represents to Port that
         Tenant is not the government of Burma (Myanmar), that Tenant is not a person or business entity organized under the laws of Burma (Myanmar), and that Tenant is not a 'prohibited person or entity,' defined in
         Section 12J.2.G. of the San Francisco Administrative Code as any person or entity designated by the Investor Responsibility Research Center as having investments or employees in Burma, or any person or entity that licenses any person or entity organized under the laws of Burma (Myanmar) to produce and market its products. Port reserves the right to terminate this Lease for default if Tenant violates the terms of this section 27.5 (or 29.5). Chapter 12J of the San Francisco Administrative Code is hereby incorporated by reference as though fully set forth herein. The failure of Tenant to comply with any of its requirements shall be deemed a material breach of this Lease. In the event that Tenant fails to comply in good faith with any of the provisions of Chapter 12J of the San Francisco Administrative Code, Tenant shall be liable for liquidated damages for each violation in the amount of One Thousand Dollars ($1,000.00)."