Form 10-Q
period 1997-03-29
DARLING INTERNATIONAL INC
filed 1997-05-12
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1997

                                       OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                         Commission File Number 0-24620


                           DARLING INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                    36-2495346
(State or other jurisdiction                               (I.R.S. Employer
  of incorporation or organization)                         Identification No.)


            251 O'CONNOR RIDGE BLVD., SUITE 300, IRVING, TEXAS 75038
                    (Address of principal executive offices)

                                 (972) 717-0300
                         (Registrant's telephone number)


                                 Not applicable
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/     NO / /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 9, 1997, was 5,168,484.

                      DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 1997


                                TABLE OF CONTENTS


                                                                       Page No.

                          PART I: Financial Information


Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets  .  .  .  .  .  .  .  .  .  .  .  .  3
                March 29, 1997 (unaudited) and December 28, 1996

            Consolidated Statements of Operations (unaudited)  .  .  .  .  . 4
                Three Months Ended March 29, 1997 and March 30, 1996

            Consolidated Statements of Cash Flows (unaudited) .  .  .  .  .  5
                Three Months Ended March 29, 1997 and March 30, 1996

            Notes to Consolidated Financial Statements (unaudited) .  .  .   6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .  .  .  .  .  .   9


                           PART II: Other Information

Item 1.    LEGAL PROCEEDINGS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  12

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   12

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .  12

         Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  14

         Index to Exhibits  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15









                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      March 29, 1997 and December 28, 1996
                (in thousands, except shares and per share data)
                                                                                   March 29,     December 28,
                                                                                     1997           1996
                                                                                -------------    -----------
                                                                                  (unaudited
ASSETS
Current assets:
     Cash and cash equivalents                                                  $    3,385       $  12,956
     Accounts receivable, principally trade, less allowance
        of $291 in 1997 and $302 in 1996                                            27,792          35,966
     Inventories                                                                    17,034          12,643
     Prepaid expenses                                                                1,812           1,493
     Deferred income tax assets                                                      4,896           6,184
     Other                                                                             381             484
                                                                                 ----------       ---------
         Total current assets                                                       55,300          69,726

Property, plant and equipment, less accumulated
   depreciation of $62,217 at March 29, 1997 and
   $55,973 at December 28, 1996                                                    175,466         175,786
Collection routes and contracts, less accumulated
   amortization of $4,733 at March 29, 1997 and
   $3,222 at December 28, 1996                                                      60,346          59,940
Goodwill, less accumulated amortization of $436
   at March 29, 1997 and $293 at December 28, 1996                                  20,196          19,905
Other assets                                                                         3,950           4,288
                                                                                -----------       ---------
                                                                                $  315,258       $ 329,645
                                                                                ===========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                          $   18,098       $  15,598
     Accounts payable, principally trade                                            20,649          27,732
     Accrued expenses                                                               25,856          30,118
     Accrued interest                                                                1,958           4,293
                                                                                 ----------        --------
Total current liabilities                                                           66,561          77,741
Long-term debt, less current portion                                               132,624         138,173
Other noncurrent liabilities                                                        23,639          20,376
Deferred income taxes                                                               27,840          29,322
                                                                                 ---------         --------
         Total liabilities                                                         250,664         265,612
                                                                                 ---------         --------
Stockholders' equity
     Common stock, $.01 par value;  10,000,000 shares authorized;
     5,166,949 and  5,151,979 shares issued and outstanding at
     March 29, 1997 and at December 28, 1996, respectively                             52               52
Additional paid-in capital                                                         34,745           34,570
Retained earnings                                                                  29,797           29,411
                                                                                 ---------         --------
         Total stockholders' equity                                                64,594           64,033
                                                                                 ---------         --------
Contingencies (note 3)
                                                                                $ 315,258        $ 329,645

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS Three months
                     ended March 29, 1997 and March 30, 1996
                      (in thousands, except per share data)



                                                          Three Months Ended
                                                    March 29,          March 30,
                                                      1997               1996
                                                    ---------          --------
                                                            (unaudited)

Net sales                                           $ 125,809         $ 109,741
Costs and expenses:
  Cost of sales and operating expenses                102,365            87,536
  Selling, general and administrative expenses         11,196             7,170
  Depreciation and amortization                         7,975             6,117
                                                      -------           -------
      Total costs and expenses                        121,536           100,823
                                                      -------           -------
      Operating income                                  4,273             8,918
                                                      -------           -------
`
Other income (expense):
  Interest expense                                     (3,656)           (3,005)
  Other, net                                              104               432
                                                      -------           -------
      Total other income (expense)                     (3,552)           (2,573)
                                                      -------           -------
      Income before income taxes                          721             6,345

Income tax expense                                        335             2,414
                                                      -------           -------
       Net earnings                                  $    386         $   3,931
                                                      =======           =======

Net earnings per common share                          $ 0.07            $ 0.72
                                                        =====            ======



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS Three months
                     ended March 29, 1997 and March 30, 1996
                                 (in thousands)


                                                                                  Three Months Ended
                                                                              March 29,      March 30,
                                                                                 1997          1996
                                                                             -----------     ---------
                                                                                    (unaudited)

Cash flows from operating activities:
  Net earnings                                                               $   386         $ 3,931
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                               7,975           6,117
   Deferred income tax expense (benefit)                                        (194)            663
   Loss on sales of assets                                                         5              49
   Changes in assets and liabilities:
     Accounts receivable                                                       8,174             910
     Inventories and prepaid expenses                                         (4,711)          1,408
     Accounts payable and accrued expenses                                    (7,748)         (2,475)
     Accrued interest                                                         (2,335)         (1,916)
     Other                                                                      (208)          2,411
                                                                              ------          ------
        Net cash provided by operating activities                              1,344          11,098
                                                                              ------          ------

Cash flows from investing activities:
  Recurring capital expenditures                                              (4,253)         (5,182)
  Capital expenditures related to acquisitions                                (1,825)              -
  Net proceeds from sale of property, plant and equipment and
     other assets                                                                 73              79
  Payments related to routes and other intangibles                            (2,352)            (30)
                                                                              ------          ------
        Net cash used in investing activities                                 (8,357)         (5,133)
                                                                              ------          ------

Cash flows from financing activities:
  Proceeds from long-term debt                                                27,724           9,653
  Payments on long-term debt                                                 (30,773)        (21,464)
  Contract payments                                                              316             (35)
  Issuance of common stock                                                       175              37
                                                                              ------          ------
        Net cash used in financing activities                                 (2,558)        (11,809)
                                                                              ------          ------

Net decrease in cash and cash equivalents                                     (9,571)         (5,844)
Cash and cash equivalents at beginning of period                              12,956          11,649
                                                                              ------          ------
Cash and cash equivalents at end of period                                   $ 3,385         $ 5,805
                                                                              ======          ======


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 March 29, 1997
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month periods ended March 29, 1997 and March 30, 1996 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 1996.



(2)    Summary of Significant Accounting Policies


       (a)    Basis of Presentation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.


       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of December 28, 1996, and include the 13 weeks ended March 29, 1997 and the 13 weeks ended March 30, 1996.


       (c)    Income Per Common Share

              Primary income per common share is computed by dividing net income attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options.


(3)    Contingencies

       (a)     ENVIRONMENTAL

             Blue Earth

             The United States Attorney for the District of Minnesota and the State of Minnesota since 1992 have been conducting an investigation of alleged state and federal wastewater violations at the Company's Blue Earth, Minnesota plant. The Company has fully cooperated with the government in its investigation and continues to do so. The Company and the U.S. Attorney have reached a settlement providing for payment of a total of $4,000,000. This settlement payment is intended to resolve all federal and state civil, criminal and administrative claims, through payment of civil and criminal fines and penalties, as well as funding the restitution, remediation and community service required as part of the criminal settlement. The settlement is subject to court approval, and is subject to the resolution of pending negotiations with the U.S. Environmental Protection Agency of the terms of a Consent Decree. The Company recorded a provision for loss contingency of $6,100,000 during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.

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

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $9,000,000 and $18,100,000 at March 29, 1997. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $18,726,000 and $20,847,000 at March 29, 1997 and December 28,
             1996, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.


(4)    Stock Option Repurchase

       Pursuant to the Employment Agreement dated as of December 29, 1993 between the Company and the former president of the Company ("Employee"), the Employee was granted 123,626 options to purchase stock of the company under the 1993 Flexible Stock Option Plan. The Separation Agreement dated as of September 24, 1996 between the Employee and the Company provided that options could be canceled at any time until June 30, 1997, at the Company's option based upon the closing stock price on the date of the cancellation.

       On February 22, 1997, the Company exercised the right to cancel such stock options and the Employee received compensation of $1,660,000 upon such cancellation. This one time payment is reflected in selling, general and administrative expense during the three months ended March 29, 1997 on the Company's consolidated statements of operations.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 1997

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at March 29, 1997 and factors affecting its results of operations for the three months ended March 29, 1997 and March 30, 1996.


RESULTS OF OPERATIONS

 Three Months Ended March 29, 1997 Compared to Three Months Ended March 30, 1996


                                     GENERAL

     The Company recorded net earnings of $0.4 million for the first quarter of the fiscal year ending January 3, 1998 ("Fiscal 1997"), as compared to net earnings of $3.9 million for the first quarter of the 1fiscal year ended December 28, 1996 ("Fiscal 1996"). Operating income decreased $4.6 million to $4.3 million in the first quarter of Fiscal 1997 from $8.9 million in the first quarter of Fiscal 1996. The decrease in operating income was primarily due to a $1.7 million expenditure related to the buy back of stock options of the former president of the Company; approximately $1.1 million in higher natural gas costs; and an increase of $1.9 million in depreciation and amortization expense primarily related to acquistions and capital expenditures.

                                    NET SALES

         The Company collects and processes animal processing by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease and dried bakery product. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods as well as finished goods purchased for resale, which constitute less than 10% of the total. During the first quarter of Fiscal 1997, net sales increased 14.7% to $125.8 million as compared to $109.7 million during the first quarter of Fiscal 1996.

         The increase in net sales in the first quarter of Fiscal 1997, compared to the prior year, was due primarily to the acquisitions of Standard Tallow Company ("Standard Tallow") and International Processing Corporation ("IPC"). During the first quarter of Fiscal 1997, the Company's average yellow grease prices increased 9.5%, tallow prices increased 20.1%, and meat and bone meal prices increased 14.9% compared to 1996. Improvements in finished goods prices were partially offset by a decrease in the volume of raw materials processed, exclusive of the acquisitions. In addition, delays in export shipments negatively impacted sales in the first quarter.


                              COST OF SALES AND OPERATING EXPENSES

         Cost of sales and operating expenses includes prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible as needed for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

         During the first quarter of Fiscal 1997, cost of sales and operating expenses increased $14.9 million (17.0%) to $102.4 million as compared to $87.5 million during the first quarter of Fiscal 1996. Cost of sales grew due to the acquisitions of Standard Tallow and IPC. Operating expenses increased as a result of collecting and processing higher volumes of material due to the acquisitions and a $1.1 million increase in steam expense attributable to significantly higher natural gas prices.

                              SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $11.2 million during the first quarter of Fiscal 1997, a $4.0 million increase from $7.2 million for the first quarter of Fiscal 1996. Approximately $2.1 million of the increase was related to the acquisitions of Standard Tallow and IPC. An additional $1.7 million of the increase was related to the repurchase of stock options held by the former president of the Company, representing 123,626 shares of the Company's common stock.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $1.9 million to $8.0 million during the first quarter of Fiscal 1997 as compared to $6.1 million during the first quarter of Fiscal 1996. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of the acquisitions of Standard Tallow and IPC. The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 wee restated at fair market value and depreciated over estimated remaining lives of 5-15 years.


                                INTEREST EXPENSE

         Interest expense increased $0.7 million from $3.0 million during the first quarter of Fiscal 1996 to $3.7 million during the first quarter of Fiscal 1997, primarily due to borrowings associated with the acquisitions of Standard Tallow and IPC.


                                  INCOME TAXES

         The income tax expense of $335,000 for the first quarter of Fiscal 1997 consists of $274,000 of federal tax expense and $61,000 for various state taxes. This is a decrease of $2.1 million from $2.4 million during the first quarter of Fiscal 1996.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $6.1 million, including capital expenditures associated with acquisitions, during the first quarter of Fiscal 1997 compared to capital expenditures of $5.2 million during the first quarter of Fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES

         Effective May 23, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a Term Loan Facility ("Term Loan Facility"), Revolving Loan Facility ("Revolving Loan Facility") and an Acquisition Line ("Acquisition Line"). As of March 29, 1997, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan Facility bears interest, payable monthly, at LIBOR (5.75% at March 29, 1997) plus a margin (1.25% at March 29, 1997) which floats depending on the Company's compliance with certain financial covenants. The Term Loan Facility is payable by the Company in quarterly installments of $2,000,000 commencing March 31, 1996 through December 31, 1999; and an installment of $6,000,000 due on March 31, 2000, with the remaining balance due on June 30, 2000. As of March 29, 1997, $36,000,000 was outstanding under the Term Loan Facility.

         The Revolving Loan Facility provides for borrowings up to a maximum of $25,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Loan Facility bear interest, payable monthly, at LIBOR (5.75% at March 29, 1997) plus a margin (1.25% at March 29,
1997) or, for  swingline  advances,  at a Base Rate  (8.50% at March 29,  1997).
Additionally, the Company must pay a commitment fee equal to 0.375% on the unused portion of the Revolving Loan Facility. The Revolving Loan Facility matures on June 30, 2000. As of March 29, 1997, $3,979,000 was outstanding under the Revolving Loan Facility. As of March 29, 1997, the Company had outstanding irrevocable letters of credit aggregating $8,485,523.

         The Acquisition Line provides for borrowings to a maximum of $40,000,000. Outstanding borrowings on the Acquisition Line bear interest, payable monthly, at LIBOR (5.45% at March 29, 1997) plus a margin (1.375% at March 29, 1997). Outstanding borrowings under the Acquisition Line as of June 30, 1997 convert to term debt on that date. At that time, the Acquisition Line is payable by the Company in quarterly installments of $2,500,000 commencing October 1, 1997 through June 30, 1999; and $5,000,000 commencing October 1, 1999 through June 30, 2000. As of March 29, 1997, $40,000,000 was outstanding under the Acquisition Line.

         All accounts receivable, inventory and certain related intangibles of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, payment of cash dividends, and expenditures for capital and environmental needs and requires the maintenance of certain minimum ratios. As of March 29, 1997, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The Company has Subordinated Notes outstanding with a face amount of $69,976,000. The Subordinated Notes bear interest payable semi-annually at 11% per annum until maturity, July 15, 2000.

         On March 29, 1997, the Company had a working capital deficit of $11.3 million and its working capital ratio was 0.83 to 1 compared to a working capital deficit of $8.0 million and a working capital ratio of 0.90 to 1 on December 28, 1996. The decrease in working capital is primarily the result of a $2.5 million increase in current maturities of long-term debt. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.


ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes all dilution associated with common stock equivalents while diluted EPS, like fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Although early application of SFAS No. 128 application is not permitted, proforma EPS disclosure for periods prior to adoption is permitted. Pro forma EPS for the three months ended March 29, 1997 and March 30, 1996 are as follows:

                                                 Three Months Ended
                                         March 29,                 March 30,
                                           1997                      1996
                                    -------------------------------------
                                                          (unaudited)
         Basic EPS                         $0.07                     $0.77
                                           =====                     =====
         Diluted EPS                       $0.07                     $0.72
                                           =====                     =====


ACQUISITIONS

         The Company periodically makes acquisitions which on a stand-alone basis are not considered significant acquisitions for disclosure purposes. During the first quarter of Fiscal 1997, the Company made acquisitions totaling $3.0 million which included goodwill acquired of $450,000.

                  DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 1997

                                    PART II:  Other Information


Item 1.  LEGAL PROCEEDINGS

         The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended March 29, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  (   Exhibits


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

         2.1***** Stock Purchase Agreement dated as of August 30, 1996, among Darling International Inc., International Processing Corporation, International Transportation Service, Inc., and the stockholders of International Processing Corporation and International Transportation Service, Inc.

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

         10.2*     Registration Rights Agreement, as amended.

         10.3*     Form of Indemnification Agreement.

         10.4* Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

         10.5***** Leases, dated July 1, 1996, between the Company and the City and County of San Francisco.

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

         10.8*     Form of Executive Severance Agreement.

         10.9*     1994 Employee Flexible Stock Option Plan.

         10.10*    Non-Employee Directors Stock Option Plan.

         10.11** Employment Agreement, dated March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

         10.12****** Separation Agreement dated as of September 24, 1996, by and between Kenneth A. Ghazey and Darling International Inc.

         11        Statement re computation of per share earnings.

         27         Financial Data Schedule


         *       Incorporated by reference to the Registrant's Registration
                 Statements on Form S-1 filed July 15, 1994
                 (Registration No. 33-79478).
         **      Incorporated by reference to Form 10-Q filed May 8, 1995.
         ***     Incorporated by reference to Form 10-Q filed August 14, 1995.
         ****    Incorporated by reference to Form 10-Q filed November 13, 1995.
         *****   Incorporated by reference to Form 8-K filed September 13, 1996.
         ******  Incorporated by reference to Form 10-K filed March 27, 1997.

         (b)                REPORTS ON FORM 8-K


         There were no reports filed on Form 8-K during the three months ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DARLING INTERNATIONAL INC.
                                   Registrant



Date:   May 13, 1997                 By:  /s/  Dennis B. Longmire
                                        -------------------------
                                               Dennis B. Longmire
                                               Chairman and
                                               Chief Executive Officer



Date:  May 13, 1997                  By:   /s/  John R Witt
                                         ------------------------
                                                John R. Witt
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 1997

                                INDEX TO EXHIBITS

Exhibits No.               Description
Page No.

2  *   Settlement Agreement, dated December 29, 1993, relating to the settlement of class action litigation styled IDS Life Insurance Company, Inc., et al. v. Darling-Delaware Company, Inc., et al., Case No. 91 C 5166, in the United States District Court for the Northern District of Illinois.

2.1***** Stock Purchase Agreement dated as of August 30, 1996, among Darling International Inc., International Processing Corporation, International Transportation Service, Inc., and the stockholders of International Processing Corporation and International Transportation Service, Inc.

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

10.2*     Registration Rights Agreement, as amended.

10.3*     Form of Indemnification Agreement.

10.4*     Lease, dated November 30, 1993, between the Company and the Port of
          Tacoma.

10.5***** Leases, dated July 1, 1996, between the Company and the City and
          County of San Francisco.

10.6*     1993 Flexible Stock Option Plan.

10.7* Amended and Restated Employment Agreement, dated December 29, 1993, between Darling International Inc. and Kenneth A. Ghazey.

10.7(a)****     First Amendment to Amended and Restated Employment Agreement,
          dated as of September 26, 1995, between Darling International Inc and Kenneth A. Ghazey.

10.8*     Form of Executive Severance Agreement.

10.9*     1994 Employee Flexible Stock Option Plan.

10.10*    Non-Employee Directors Stock Option Plan.

10.11** Employment Agreement, dated March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

10.12****** Separation Agreement dated as of September 24, 1996, by and between Kenneth A. Ghazey and Darling International Inc.

11        Statement re computation of per share earnings . . . . . . . . . . 18

27        Financial Data Schedule


    *        Incorporated by reference to the Registrant's Registration
             Statements on Form S-1 filed July 15, 1994
             (Registration No. 33-79478).
    **       Incorporated by reference to Form 10-Q filed May 8, 1995.
    ***      Incorporated by reference to Form 10-Q filed August 14, 1995.
    ****     Incorporated by reference to Form 10-Q filed November 13, 1995.
    *****    Incorporated by reference to Form 8-K filed September 13, 1996.
    ******   Incorporated by reference to Form 10-K filed March 27, 1997.

                                   EXHIBIT 11



                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



       The following table details the computation of primary and fully diluted earnings per common share, in thousands except per share data.

                                                          Three Months Ended
                                                  ----------------------------

                                                   March 29, 1997      March 30,
                                                                          1996
                                                   -------------      ----------
  Earnings (Primary):
        Net earnings available to common stock         $   386          $  3,931
                                                        ======            ======

  Shares (Primary):
  Weighted average number of
     common shares outstanding                           5,159             5,088
  Additional shares assuming exercise of
     stock options                                         356               349
                                                        ------            ------
  Average common shares outstanding
     and equivalents                                     5,515             5,437
                                                        ======            ======
  Net earnings per common share                        $  0.07          $   0.72
                                                        ======            ======

  Earnings (Fully Diluted):
         Net earnings available to common stock        $   386          $  3,931
                                                        ======           =======

  Shares (Fully Diluted):
  Weighted average number of
     common shares outstanding                           5,159             5,088
  Additional shares assuming exercise of
     stock options                                         356               349
                                                        ------
  Average common shares outstanding
     and equivalents                                     5,515             5,437
                                                        ======            ======
  Fully diluted earnings per common share              $  0.07          $   0.72
                                                        ======           =======