Form 10-Q
period 1997-06-28
DARLING INTERNATIONAL INC
filed 1997-08-12
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to _____________


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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                             YES     X             NO


     The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 7, 1997 was 5,175,784.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 1997



                                TABLE OF CONTENTS

                                                                        Page No.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets -
          June 28, 1997 (unaudited) and December 28, 1996...................  3

        Consolidated Statements of Operations (unaudited) -
          Three Months and Six Months Ended June 28, 1997 and June 29, 1996.. 4

        Consolidated Statements of Cash Flows (unaudited) -
          Six Months Ended June 28, 1997 and June 29, 1996..................  5

        Notes to Consolidated Financial Statements (unaudited)..............  6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................  9



                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................. 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................... 14

         Signatures  ....................................................... 16

         Index to Exhibits.................................................. 17



     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in the Form 10-Q could be characterized as forward-looking statements. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 28, 1997 and December 28, 1996

                (in thousands, except shares and per share data)

                                                                         June 28,               December 28,
                                                                          1997                   1996
                                                                         (unaudited)
                                                                         -----------            ------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $   6,158              $  12,956
     Accounts receivable, principally trade, less
       allowance of $294 in 1997 and $302 in 1996                           32,314                 35,966
     Inventories                                                            11,830                 12,643
     Prepaid expenses                                                        3,777                  1,493
     Deferred income tax assets                                              5,066                  6,184
     Other                                                                     342                    484
              Total current assets                                          59,487                 69,726

Property, plant and equipment, less accumulated depreciation
   of $68,390 at June 28, 1997 and $55,973 at December 28, 1996            169,880                175,786
Collection routes and contracts, less accumulated amortization
    of $6,149 at June 28, 1997 and $3,222 at December 28, 1996              59,379                 59,940
Goodwill, less accumulated amortization of $528
   at June 28, 1997 and $293 at December 28, 1996                           20,624                 19,905
Other assets                                                                 5,397                  4,288
                                                                          $314,767               $329,645
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  $    5,113             $   15,598
     Accounts payable, principally trade                                    22,943                 27,732
     Accrued expenses                                                       30,935                 30,118
     Accrued interest                                                          528                  4,293
              Total current liabilities                                     59,519                 77,741

Long-term debt, less current portion                                       135,113                138,173
Other noncurrent liabilities                                                24,226                 20,376
Deferred income taxes                                                       27,481                 29,322
              Total liabilities                                            246,339                265,612

Stockholders' equity
     Common stock, $.01 par value;
        10,000,000 shares authorized;
        5,168,689 and 5,151,979 shares issued and outstanding at
          June 28, 1997 and at December 28, 1996, respectively                  52                     52
     Additional paid-in capital                                             34,766                 34,570
     Retained earnings                                                      33,610                 29,411
              Total stockholders' equity                                    68,428                 64,033
Contingencies (note 3)
                                                                          $314,767               $329,645


                   The  accompanying   notes  are  an  integral  part  of  these
                   consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three months and six months ended June 28, 1997 and
                                  June 29, 1996

                      (in thousands, except per share data)

                                                             Three Months Ended             Six Months Ended
                                                          June 28,       June 29,          June 28,     June 29,
                                                             1997           1996            1997           1996
                                                                 (unaudited)                   (unaudited)
                                                          --------       --------         ----------    --------
Net sales                                                $128,796         $114,253        $254,605      $223,994

Costs and expenses:
     Cost of sales and operating expenses                 103,259           91,071         205,623       178,606
     Selling, general and administrative expenses           7,529            7,450          18,726        14,621
     Depreciation and amortization                          8,241            6,509          16,216        12,626
        Total costs and expenses                          119,029          105,030         240,565       205,853
        Operating income                                    9,767            9,223          14,040        18,141

Other income (expense):
     Interest expense                                      (3,699)          (3,089)         (7,354)       (6,094)
     Other, net                                               143               (4)            247           428
          Total other income (expense)                     (3,556)          (3,093)         (7,107)       (5,666)
        Income before income taxes                          6,211            6,130           6,933        12,475

Income tax expense                                          2,399            2,517           2,734         4,930
        Net earnings                                    $   3,812        $   3,613        $  4,199     $   7,545

Net earnings per common share                          $     0.70      $     0.65$    0.77$     1.36



                   The  accompanying   notes  are  an  integral  part  of  these
                   consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED  STATEMENTS OF CASH FLOWS Six months ended June
                  28, 1997 and June 29, 1996
                                 (in thousands)
                                                                                   Six Months Ended
                                                                           June 28,              June 29,
                                                                            1997                 1996
                                                                                   (unaudited)
                                                                         ------------           ----------
Cash flows from operating activities:
     Net earnings                                                       $    4,199              $   7,545
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                       16,216                 12,626
        Deferred income tax expense (benefit)                                 (723)                   234
        Loss (gain) on sales of assets                                        (622)                   144
        Changes  in  operating  assets  and  liabilities,  net of  effects  from acquisitions:
            Accounts receivable                                              3,652                 (1,335)
            Inventories and prepaid expenses                                (1,471)                 1,734
            Accounts payable and accrued expenses                           (3,133)                 1,585
            Accrued interest                                                (3,765)                    57
            Other                                                            3,746                 (1,270)
              Net cash provided by operating  activities                    18,099                 21,320

Cash flows from investing activities:
    Recurring capital expenditures                                         (10,289)               (11,505)
     Capital expenditures related to acquisitions                           (1,001)                  (288)
     Cash received upon purchase of stock of Standard Tallow                     -                  2,375
     Net proceeds from sale of property, plant and equipment
        and other assets                                                     5,051                    185
     Payments related to routes and other intangibles                       (3,607)                   (87)
          Net cash used in investing activities                             (9,846)               (9,320)

Cash flows from financing activities:
     Proceeds from long-term debt                                          201,044                 14,719
     Payments on long-term debt                                           (214,589)               (28,899)
     Contract payments                                                        (737)                   (71)
     Deferred loan costs                                                      (965)                     -
     Issuance of common stock                                                  196                    564
     Net cash used in financing activities                                 (15,051)               (13,687)

Net decrease in cash and cash equivalents                                   (6,798)                (1,687)
Cash and cash equivalents at beginning of period                            12,956                 11,649
Cash and cash equivalents at end of period                              $    6,158             $    9,962


                   The  accompanying   notes  are  an  integral  part  of  these
                   consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                                  June 28, 1997
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month and six month periods ended June 28, 1997 and June 29, 1996 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
       (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 1996.


(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.

       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are for the 52 weeks ended December 28, 1996, the 13 and 26 weeks ended June 28, 1997, and the 13 and 26 weeks ended June 29, 1996.

       (c)    Earnings Per Common Share

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

(3)    Contingencies

       (a)     ENVIRONMENTAL

             Blue Earth

             During July, 1997, the Company, the United States, and the State of Minnesota received Court approval of the proposed settlement to resolve the government's criminal claims relating to environmental law violations at the Company's Blue Earth rendering plant. The Court approved the Plea Agreement under which Darling has paid $2,700,000 in criminal fines and penalties, as well as $1.0 million in restitution and remediation. A Consent Decree (the "Decree") to resolve all state and federal civil and administrative claims related to the Blue Earth allegations was lodged during July. Pursuant to the Decree, subject to final Court approval, Darling will pay $300,000 in civil and administrative penalties, and will undertake other requirements of the Decree. The Company recorded a provision for loss contingency of $6,100,000 during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.


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

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $9,000,000 and $18,100,000 at June 28, 1997.
             Additionally, the Company maintains reserves in connection with potential claims under its workers compensation and auto liability policies which are partially self-insured by the Company. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $21,556,000 and $20,847,000 at June 28, 1997 and December 28, 1996,
             respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 1997

                                     PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at June 28, 1997 and factors affecting its results of operations for the three months and six months ended June 28, 1997 and the comparable periods ended June 29, 1996.


RESULTS OF OPERATIONS

  Three Months Ended June 28, 1997 Compared to Three Months Ended June 29, 1996


                                     GENERAL

     The Company recorded net earnings of $3.8 million for the second quarter of the fiscal year ending January 3, 1998 ("Fiscal 1997"), as compared to net earnings of $3.6 million for the second quarter of the fiscal year ended December 28, 1996 ("Fiscal 1996"). Operating income increased from $9.2 million in the second quarter of Fiscal 1996 to $9.8 million in the second quarter of Fiscal 1997. The increase in operating income was primarily attributable to the acquisitions of Standard Tallow Corporation ("Standard Tallow") and International Processing Corporation ("IPC") and a $1.9 million insurance settlement of certain property and casualty claims with past insurers.


                                    NET SALES

     The Company collects and processes animal processing by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease and dried bakery product. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods as well as finished goods purchased for resale, which constitute less than 10% of the total. During the second quarter of Fiscal 1997, net sales increased 12.7% to $128.8 million as compared to $114.3 million during the second quarter of Fiscal 1996. This increase in sales in the second quarter of Fiscal 1997 was due primarily to the acquisitions of Standard Tallow and IPC. Decreases in the volume of raw materials processed were offset by increases in finished goods prices compared to a year earlier.


                      COST OF SALES AND OPERATING EXPENSES

     Cost of sales and operating expenses includes prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible in response to changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

     During the second quarter of Fiscal 1997, cost of sales and operating expenses increased by $12.2 million (13.4%) to $103.3 million as compared to $91.1 million during the second quarter of Fiscal 1996. Cost of sales and operating expenses grew due to the acquisitions of Standard Tallow and IPC.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs remained flat at $7.5 million during the second quarter of Fiscal 1997 as compared to the second quarter of Fiscal 1996. A $1.9 million insurance settlement of certain property and casualty claims from past insurers was offset by increases related to the acquisitions of Standard Tallow and IPC.

                          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges increased by $1.7 million to $8.2 million during the second quarter of Fiscal 1997 as compared to $6.5 million during the second quarter of Fiscal 1996. This increase was due to the acquisitions of Standard Tallow and IPC as well as additional depreciation related to fixed asset additions. The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 were restated at fair market value and depreciated over estimated remaining lives of 5-15 years.

                                INTEREST EXPENSE

     Interest expense increased by $0.6 million from $3.1 million during the second quarter of Fiscal 1996 to $3.7 million during the second quarter of Fiscal 1997 due to interest incurred on acquisition indebtedness.

                                  INCOME TAXES

     The tax expense of $2.4 million for the second quarter of Fiscal 1997 consists of $2.2 million of federal tax expense and $0.2 million for various state taxes. Tax expense for the second quarter of Fiscal 1996 was $2.5 million.

                              CAPITAL EXPENDITURES

     The Company made recurring capital expenditures of $4.9 million during the second quarter of Fiscal 1997 compared to capital expenditures of $6.3 million during the second quarter of Fiscal 1996. Capital expenditures related to acquisitions were $700,000 for the quarter compared to no expenditures for the same period in 1996.



    Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

                                     GENERAL

     The Company recorded net earnings of $4.2 million for the first six months of Fiscal 1997, as compared to net earnings of $7.5 million for the first six months of Fiscal 1996. Operating income decreased from $18.1 million in the first six months of Fiscal 1996 to $14.0 million in the first six months of Fiscal 1997. The decrease in operating income was primarily due an increase of $3.6 million in depreciation and amortization expense related to acquisitions and capital expenditures, and to a $1.7 million expenditure related to the buy back of stock options of the former president of the Company during the first quarter of Fiscal 1997. These were offset by a $1.9 million insurance settlement of certain property and casualty claims with past insurers and operating income contributed by the acquisitions of Standard Tallow and IPC.

                                    NET SALES

     During the first six months of Fiscal 1997, net sales increased by $30.6 million (13.7%) to $254.6 million as compared to $224.0 million during the first six months of Fiscal 1996.

     This increase in sales in the first six months of Fiscal 1997 was due primarily to the acquisitions of Standard Tallow and IPC. Decreases in the volume of raw materials processed were offset by increases in finished goods prices compared to a year earlier.

                      COST OF SALES AND OPERATING EXPENSES

     During the first six months of Fiscal 1997, cost of sales and operating expenses increased $27.0 million (15.1%) to $205.6 million as compared to $178.6 million during the first six months of Fiscal 1996. Cost of sales and operating expenses grew due to the acquisitions of Standard Tallow and IPC.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $18.7 million during the first six months of Fiscal 1997, a $4.1 million increase from $14.6 million for the first six months of Fiscal 1996. Approximately $3.9 million of the increase was due to the acquisitions of Standard Tallow and IPC. An increase of $1.7 million related to the repurchase of stock options held by the former president of the Company was offset by a $1.9 million refund from property and casualty insurance claims.


                          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges increased by $3.6 million to $16.2 million during the first six months of Fiscal 1997 as compared to $12.6 million during the first six months of Fiscal 1996. This increase was due to the acquisitions of Standard Tallow and IPC as well as the additional depreciation on fixed asset additions.

                                INTEREST EXPENSE

     Interest expense increased by $1.3 million from $6.1 million during the first six months of Fiscal 1996 to $7.4 million during the first six months of Fiscal 1997 due to interest charges incurred on acquisition indebtedness.

                                  INCOME TAXES

     The tax expense of $2.7 million for the first six months of Fiscal 1997 consists of $2.5 million of federal tax expense and $0.2 million for various state taxes. Tax expense for the first six months of Fiscal 1996 was $4.9 million.

                              CAPITAL EXPENDITURES

     The Company made recurring capital expenditures of $10.3 million during the first six months of Fiscal 1997 compared to capital expenditures of $11.5 million during the first six months of Fiscal 1996. Capital expenditures related to acquisitions were $1.0 million for the first six months of 1997 compared to $0.3 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. As of June 28, 1997, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest, payable monthly, at LIBOR (5.8125% at June 28, 1997) plus a margin (the "Credit Margin") (1.25% at June 28, 1997) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999; $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 30, 2002. As of June 28, 1997, $50,000,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.6875% to 5.8125% at June 28, 1997) plus the Credit Margin as well as portions at a Base Rate (8.50% at June 28, 1997) or, for swingline advances, at a Base Rate (8.50% at June 28, 1997). Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. On June 27, 1997,
$73,439,812 of the Revolving Credit Facility was used to liquidate the outstanding 11% subordinated note obligations at par ($69,976,000 in principal and $3,463,812 in accrued interest) pursuant to an optional redemption under the terms of the subordinated note indenture. The Revolving Credit Facility matures on June 30, 2002. As of June 28, 1997, $90,000,000 was outstanding under the Revolving Credit Facility. As of June 28, 1997, the Company had outstanding irrevocable letters of credit aggregating $8,457,398.

         Effective June 27, 1997, the Company entered into interest rate swap transactions whereby the interest obligations on $70,000,000 of Credit Agreement floating rate debt was exchanged for fixed rate contracts terminating June 27, 2002. The fixed rate contracts bear interest, payable quarterly, at an average rate of 6.60% plus the Credit Margin.

         On June 28, 1997, the Company had a working capital ratio of 1 to 1, compared to a working capital deficit of $8.0 million and a working capital ratio of 0.90 to 1 on December 28, 1996. Net cash provided by operating activities has decreased by $3.2 million from $21.3 million during the first six months of Fiscal 1996 to $18.1 million during the first six months of Fiscal 1997. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.


ACQUISITIONS

         The Company periodically makes acquisitions which on a stand-alone basis are not considered significant acquisitions for disclosure purposes. During the first six months of Fiscal 1997, the Company made acquisitions totaling $4.2 million which included goodwill acquired of $821,000.

ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes all dilution associated with common stock equivalents while diluted EPS, like fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Although early application of SFAS No. 128 application is not permitted, proforma EPS disclosure for periods prior to adoption is permitted. Pro forma EPS for the three months and six months ended June 28, 1997 and June 29, 1996 are as follows:

                       Three Months Ended                Six Months Ended
                    June 28,       June 29,           June 28,      June 29,
                      1997           1996              1997           1996
                    ---------------------------------------------------------
                                          (unaudited)
   Basic EPS        $ 0.74        $ 0.71               $ 0.81         $1.48
   Diluted EPS      $ 0.70        $ 0.65               $ 0.77         $1.36

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 1997


                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.



Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fiscal quarter ended June 28, 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits

         Exhibits No.               Description

         3.1*      Restated Articles of Incorporation.

         3.2       Amended and Restated Bylaws,  dated March 10, 1994  and March
                   31, 1995.

         10.1** Credit Agreement, dated as of June 5, 1997, among Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-Agents, and other banks as named therein.

         10.2 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997 related to interest rate swap transaction.

         10.3 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Wells Fargo Bank, N.A. and Darling International Inc. dated as of June 6, 1997 related to interest rate swap transaction.

         10.4 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between BankBoston, N.A. and Darling International Inc. dated as of June 26, 1997 related to interest rate swap transaction.

         11        Statement re computation of per share earnings.

         27        Financial Data Schedule

         *         Incorporated by reference to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-79478).
         **        Incorporated by reference Form 8-K filed June 5, 1997.


         REPORTS ON FORM 8-K

                  The Registrant filed the following Current Report on Form 8-K during the quarter ended June 28, 1997: Current Report on Form 8-K dated June 5, 1997 including information regarding a Credit Agreement the Company entered into providing for borrowings in the form of a $50,000,000 Term Loan and a $175,000,000 Revolving Credit Facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DARLING INTERNATIONAL INC.
                                       Registrant



Date:   August 12, 1997                 By:. /s/  Dennis B. Longmire
     ----------------------                ---------------------------------
                                                 Dennis B. Longmire
                                                 Chairman and
                                                 Chief Executive Officer



Date:   August 12, 1997                 By:  /s/  John R Witt
      ----------------------               ---------------------------------
                                                 John R. Witt
                                                 Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 28, 1997

                                INDEX TO EXHIBITS


Exhibits No.               Description                                      Page

  3.1*     Restated Articles of Incorporation.

  3.2      Amended and Restated Bylaws, dated March 10, 1994 and March 31,
           1995.

  10.1**   Credit   Agreement,   dated  as  of   June  5,  1997,   among
           Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-Agents, and other banks as named therein.

  10.2 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997 related to interest rate swap transaction.

  10.3 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Wells Fargo Bank, N.A. and Darling International Inc. dated as of June 6, 1997 related to interest rate swap transaction.

  10.4 International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between BankBoston, N.A. and Darling International Inc. dated as of June 26, 1997 related to interest rate swap transaction.

  11       Statement re computation of per share earnings.                   18

  27       Financial Data Schedule


         *      Incorporated by reference to the Registrant's Registration
                Statement on Form S-1 (Registration No. 33-79478).
         **     Incorporated by reference Form 8-K filed June 5, 1997.

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



       The following table details the computation of primary and fully diluted earnings per common share, in thousands except per share data.



                                                      Three Months Ended           Six Months Ended
                                                  --------------------------- -------------------------
                                                    June 28,      June 29,      June 28,      June 29,
                                                    1997          1996          1997          1996
                                                  ============= ============= ============= ===========
   Earnings:
         Net earnings available to common stock     $3,812        $3,613        $4,199        $7,545
                                                    ======        =======       ======        ======
   Shares (Primary):
   Weighted average number of
      common shares outstanding                      5,168         5,114         5,163         5,101
   Additional shares assuming exercise of
      stock options                                    277           404           315           435
   Average common shares outstanding
      and equivalents                                5,445         5,518         5,478         5,536
   Primary Earnings per common share                $ 0.70        $ 0.65        $ 0.77        $ 1.36
                                                    ======        =======       ======        ======
   Shares (Fully Diluted):
   Weighted average number of
      common shares outstanding                      5,168         5,114         5,163         5,101
   Additional shares assuming exercise of
      stock options                                    289           408           317           435
   Average common shares outstanding
      and equivalents                                5,457         5,522         5,480         5,536
   Fully Diluted Earnings per common share          $ 0.70        $ 0.65        $ 0.77        $ 1.36
                                                    ======        =======       ======        ======

                                  Page 18