Form 10-Q
period 1997-09-27
DARLING INTERNATIONAL INC
filed 1997-11-12
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                    -------
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


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

                             YES  / X /          NO


The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 6, 1997 was 5,187,638.

                                     Page 2
                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997



                                TABLE OF CONTENTS



                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets -
            September 27, 1997 (unaudited) and December 28, 1996..........   3

        Consolidated Statements of Operations (unaudited) -
            Three Months and Nine Months Ended September 27, 1997 and
            September 28, 1996.............................................  4

        Consolidated Statements of Cash Flows (unaudited) -
            Nine months Ended September 27, 1997 and September 28, 1996....  5

        Notes to Consolidated Financial Statements (unaudited).............  6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...............................  9



                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ............................................... 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................ 14

        Signatures  ..................................................... 16

        Index to Exhibits................................................ 17



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

                                     Page 3

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 27, 1997 and December 28, 1996

                (in thousands, except shares and per share data)
                                                                                September 27,      December 28,
                                                                                    1997               1996
                                                                                (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                  $  1,816           $  12,956
     Accounts receivable, principally trade, less allowance
         of $295 in 1997 and $302 in 1996                                         30,594              35,966
     Inventories                                                                  14,529              12,643
     Prepaid expenses                                                              4,069               1,493
     Deferred income tax assets                                                    5,377               6,184
     Other                                                                           257                 484
                                                                                 -------             -------
              Total current assets                                                56,642              69,726

Property, plant and equipment, less accumulated depreciation
   of $74,643 at September 27, 1997 and $55,973 at December 28, 1996             168,227             175,786
Collection routes and contracts, less accumulated amortization
    of $7,532 at September 27, 1997 and $3,222 at December 28, 1996               57,820              59,940
Goodwill, less accumulated amortization of $801
   at September 27, 1997 and $293 at December 28, 1996                            20,444              19,905
Other assets                                                                       5,215               4,288
                                                                                 -------             -------
                                                                                $308,348           $ 329,645
                                                                                 =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                          $  5,113           $  15,598
     Accounts payable, principally trade                                          19,443              27,732
     Accrued expenses                                                             27,184              30,118
     Accrued interest                                                              1,074               4,293
                                                                                 -------             -------
              Total current liabilities                                           52,814              77,741

Long-term debt, less current portion                                             136,632             138,173
Other noncurrent liabilities                                                      24,040              20,376
Deferred income taxes                                                             26,893              29,322
                                                                                 -------             -------
              Total liabilities                                                  240,379             265,612
                                                                                 -------             -------

Stockholders' equity
     Common stock, $.01 par value;
        10,000,000 shares authorized;
        5,183,449 and 5,151,979 shares issued and outstanding at
          September 27, 1997 and at December 28, 1996, respectively                   52                  52
     Additional paid-in capital                                                   34,831              34,570
     Retained earnings                                                            33,086              29,411
                                                                                 -------             -------
              Total stockholders' equity                                          67,969              64,033
                                                                                 -------             -------
Contingencies (note 3)
                                                                                $308,348           $ 329,645
                                                                                 =======             =======

                   The accompanying notes are an integral part of these consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   Three months and nine months ended September 27, 1997 and September 28, 1996
                      (in thousands, except per share data)


                                                             Three Months Ended              Nine Months Ended
                                                          Sept 27,         Sept 28,        Sept 27,      Sept 28,
                                                             1997           1996            1997           1996
                                                                (unaudited)                    (unaudited)
Net sales                                                $114,455         $127,249        $369,061      $351,242
                                                          -------          -------         -------       -------

Costs and expenses:
     Cost of sales and operating expenses                  94,273          101,861         299,898       280,466
     Selling, general and administrative expenses           9,591            9,271          28,316        23,763
     Depreciation and amortization                          8,297            6,968          24,514        19,594
     Provision for loss contingency                             -            5,946               -         6,075
                                                          -------          -------         -------       -------
        Total costs and expenses                          112,161          124,046         352,728       329,898
                                                          -------          -------         -------       -------
        Operating income                                    2,294            3,203          16,333        21,344
                                                          -------          -------         -------       -------

Other income (expense):
     Interest expense                                      (2,914)          (3,099)        (10,089)       (8,996)
     Other, net                                              (113)             (13)            (44)          218
                                                          --------         -------         --------      -------
          Total other income (expense)                     (3,027)          (3,112)        (10,133)       (8,778)
                                                          --------         -------         -------       -------
        Income (loss) before income taxes                    (733)              91           6,200        12,566

Income tax expense (benefit)                                 (210)           1,344           2,525         6,275
                                                          -------          -------         ------        -------
        Net earnings (loss)                              $   (523)        $ (1,253)       $  3,675      $  6,291
                                                          =======          =======         ======        =======

Primary earnings (loss) per common share                 $  (0.10)        $  (0.24)       $   0.67      $   1.14
                                                          =======          =======         =======       =======
Fully diluted earnings (loss) per common share           $  (0.10)        $  (0.24)       $   0.66      $   1.14
                                                          =======          =======         =======       =======



                   The accompanying notes are an integral part of these consolidated financial statements.

                                     Page 5

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine months ended September 27, 1997 and September 28, 1996
                                 (in thousands)

                                                                        Nine Months Ended
                                                                   Sept 27,            Sept 28,
                                                                    1997                 1996
                                                                ---------------        --------
                                                                           (unaudited)

Cash flows from operating activities:
  Net earnings                                                 $   3,675              $  6,291
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                24,514                19,594
     Deferred income tax expense (benefit)                        (1,622)                  226
     Loss on sales of assets                                          14                   175
     Changes in operating assets and liabilities,
      net of effects from acquisitions:
         Accounts receivable                                       5,372                 3,774
         Inventories and prepaid expenses                         (4,463)                 (205)
         Accounts payable and accrued expenses                    (7,357)                7,866
         Accrued interest                                         (3,220)               (1,567)
         Other                                                       124                  (607)
                                                                --------               -------
           Net cash provided by operating activities              17,037                35,547
                                                                --------               -------

Cash flows from investing activities:
  Recurring capital expenditures                                 (15,524)              (17,204)
  Capital expenditures related to acquisitions                    (1,005)               (1,144)
  Fair value of net assets acquired in acquisitions                    -               (12,453)
  Gross proceeds from sale of property, plant and
     equipment and other assets                                    5,790                   331
  Payments related to routes and other intangibles                (3,619)                 (105)
                                                                 -------               -------
           Net cash used in investing activities                 (14,358)              (30,575)
                                                                 -------               -------

Cash flows from financing activities:
  Proceeds from long-term debt                                   233,246                15,793
  Payments on long-term debt                                    (245,272)              (30,927)
  Proceeds from acquisition debt                                       -                10,400
  Contract payments                                               (1,047)                 (499)
  Deferred loan costs                                             (1,008)                    -
  Issuance of common stock                                           262                   587
                                                                --------               -------
           Net cash used in financing activities                 (13,819)               (4,646)
                                                                --------               -------

Net increase (decrease) in cash and cash equivalents             (11,140)                  326
Cash and cash equivalents at beginning of period                  12,956                11,649
                                                                --------               -------
Cash and cash equivalents at end of period                     $   1,816              $ 11,975
                                                                ========               =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                               September 27, 1997
                                   (unaudited)


(1)    General

       The accompanying consolidated financial statements for the three month and nine month periods ended September 27, 1997 and September 28, 1996 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange
       Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 1996.


(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.

       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are for the 52 weeks ended December 28, 1996, the 13 and 39 weeks ended September 27, 1997, and the 13 and 39 weeks ended September 28, 1996.

       (c)    Earnings (Loss) Per Common Share

              Primary income (loss) per common share is computed by dividing net income (loss) attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the period increased by dilutive common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options.

(3)  Contingencies

     (a)  ENVIRONMENTAL

          Blue Earth

          During July 1997, the Company, the United States, and the State of Minnesota received Court approval of the proposed settlement to resolve the government's criminal claims relating to environmental law violations at the Company's Blue Earth rendering plant. The specific violations are contained in the Indictment against the Company filed on December 16, 1996, and the Plea Agreement accepted in July 1997. These violations relate to improper sampling, testing, and reporting of waste contaminants in order to conceal discharges in excess of the permitted levels. The Court approved the Plea Agreement under which Darling has paid $2,700,000 in criminal fines and penalties, as well as $1.0 million in restitution and remediation. A Consent Decree (the "Decree") to resolve all state and federal civil and administrative claims related to the Blue Earth allegations was approved by the Court in September 1997. Pursuant to the Decree, Darling paid $300,000 in civil and administrative penalties, and is undertaking other requirements of the Decree. The Company recorded a provision for loss contingency of $6,100,000 during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.

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


     (b)  LITIGATION

          Petruzzi

          An  antitrust  class  action  suit was filed in 1986 by  Petruzzi  IGA
          Supermarkets in the United States District Court for the Middle District of Pennsylvania (the "Class Action Suit") seeking damages from the Company. On September 14, 1995, the Company entered into a settlement agreement providing for the disposal of all claims in the Class Action Suit. The settlement agreement was approved by the District Court on December 20, 1995. On August 18, 1997, the District Court awarded plaintiffs attorney's fees of $1.3 million from the Company which was paid on October 3, 1997.

          Other Litigation

          The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business.


          The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $6,500,000 and $15,500,000 at September 27, 1997. Additionally, the Company maintains reserves in connection with potential claims under its workers compensation and auto liability policies which are partially self-insured by the Company. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $18,636,000 and $20,847,000 at September 27, 1997 and December 28, 1996, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
     FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 1997

                                     PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at September 27, 1997 and factors affecting its results of operations for the three months and nine months ended September 27, 1997 and the comparable periods ended September 28, 1996.


RESULTS OF OPERATIONS

         Three Months Ended September 27, 1997 Compared to Three Months Ended September 28, 1996


                                     GENERAL

        The Company recorded a net loss of $0.5 million for the third quarter of the fiscal year ending January 3, 1998 ("Fiscal 1997"), as compared to a net loss of $1.3 million for the third quarter of the fiscal year ended December 28, 1996 ("Fiscal 1996"). Operating income decreased from $3.2 million in the third quarter of Fiscal 1996 to $2.3 million in the third quarter of Fiscal 1997. During the third quarter of Fiscal 1996, the Company recorded a $5.9 million provision for loss contingency to cover estimated costs related to environmental claims at the Company's Blue Earth, Minnesota plant. In the third quarter of Fiscal 1997, operating income decreased from $9.1 million before the provision for loss contingency in the third quarter of Fiscal 1996 to $2.3 million. This decrease resulted primarily from declines in finished goods prices and a lower volume of raw materials processed. In addition, the decrease was partially due to an increase of $1.3 million in depreciation and amortization expenses related to acquisitions and capital expenditures. These decreases were somewhat offset by operating income of $1.5 million derived from the acquisition of International Processing Corporation (IPC).


                                    NET SALES

         The Company collects and processes animal processing by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease and dried bakery product. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods as well as finished goods purchased for resale, which constitute less than 10% of total sales.

      During the third quarter of Fiscal 1997, net sales decreased $12.7 million (10.0%) to $114.5 million as compared to $127.2 million during the third quarter of Fiscal 1996 due primarily to the following A) Decreases in the volume of raw materials processed resulted in a $10.3 million decrease in sales, offset by $0.5 million in yield gains. B) Declines in overall finished goods prices resulted in a decrease of approximately $7.9 million in sales. Compared to the third quarter of Fiscal 1996, the Company's average yellow grease prices were 25.7% lower, average tallow prices were 9.5% lower, and average meat and bone meal prices were 8.0% higher. C) Approximately $5.9 million in increased sales resulted from the acquisition of International Processing Corporation ("IPC") on August 30, 1996.

                      COST OF SALES AND OPERATING EXPENSES

         Cost of sales and operating expenses include prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible in response to changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

     During the third quarter of Fiscal 1997, cost of sales and operating expenses decreased by $7.6 million (7.5%) to $94.3 million as compared to $101.9 million during the third quarter of Fiscal 1996 as a result of the following.
A) Lower raw material prices paid, correlating to decreased prices for fats and oils, resulted in decreases of $6.8 million in cost of sales. Cost of sales and operating expenses increased $4.3 million due to the acquisition of IPC.
B) Decreases in the volume of raw material collected and processed resulted in a decrease of approximately $5.8 million in cost of sales and operating expenses.
C) Cost of sales and operating expenses increased $4.3 million due to the acquisition of IPC.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS
                       AND PROVISION FOR LOSS CONTINGENCY

         Selling, general and administrative costs increased $0.3 million to $9.6 million during the third quarter of Fiscal 1997 as compared to $9.3 million the third quarter of Fiscal 1996.

         A provision for loss contingency of $5.9 million was recorded by the Company during the third quarter of Fiscal 1996 to cover estimated costs related to environmental claims at the Company's Blue Earth, Minnesota plant.

                          DEPRECIATION AND AMORTIZATION

       The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 were restated at fair market value and depreciated over estimated remaining lives of 5-15 years. Depreciation and amortization charges increased by $1.3 million to $8.3 million during the third quarter of Fiscal 1997 as compared to $7.0 million during the third quarter of Fiscal 1996. This increase was due to additional depreciation and amortization related to fixed asset additions and the acquisition of IPC.

                                INTEREST EXPENSE

         Interest expense decreased by $0.2 million from $3.1 million during the third quarter of Fiscal 1996 to $2.9 million during the third quarter of Fiscal 1997. Additional interest incurred on acquisition indebtedness was offset by the refinancing of the Company's subordinated notes in June 1997 at a lower rate of interest.

                                  INCOME TAXES

         The tax benefit of $0.2 million for the third quarter of Fiscal 1997 consists almost entirely of federal tax benefit. Tax expense for the third quarter of Fiscal 1996 was $1.3 million. For the third quarter of Fiscal 1996, due to the non-tax deductible nature of certain of the anticipated expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant, these have been added back to income before taxes for the computation of income taxes.

                              CAPITAL EXPENDITURES

         The Company made recurring capital expenditures of $5.2 million during the third quarter of Fiscal 1997 compared to capital expenditures of $5.7 million during the third quarter of Fiscal 1996.



      Nine Months Ended September 27, 1997 Compared to Nine Months Ended September 28, 1996

                                     GENERAL

     The Company recorded net earnings of $3.7 million for the first nine months of Fiscal 1997, as compared to net earnings of $6.3 million for the first nine months of Fiscal 1996. Operating income decreased from $21.3 million in the first nine months of Fiscal 1996 to $16.3 million in the first nine months of Fiscal 1997. During the first nine months of Fiscal 1996, the Company recorded $6.1 million in charges to the provision for loss contingency for costs related to environmental claims at the Company's Blue Earth, Minnesota plant. Operating income before the provision for loss contingency decreased $11.1 million from $27.4 million in the first nine months of Fiscal 1996 to $16.3 million in the first nine months of Fiscal 1997. The decrease resulted primarily from declines in finished good prices and a lower volume of raw materials processed. In addition, the decrease was partially due to an increase of $4.9 million in depreciation and amortization expense related to acquisitions and capital expenditures and to a $1.7 million expenditure related to the buy back of stock options of the former president of the Company during the first quarter of Fiscal 1997. These were offset by a $1.9 million insurance settlement of certain property and casualty claims with past insurers and operating income contributed by the acquisitions of Standard Tallow and IPC.


                                    NET SALES

       During the first nine months of Fiscal 1997, net sales increased by $17.9 million (5.1%) to $369.1 million as compared to $351.2 million during the first nine months of Fiscal 1996. This increase in sales in the first nine months of Fiscal 1997 was due primarily to the following. A) Approximately $37.5 million was due primarily to the acquisitions of Standard Tallow and IPC. B) Declines in overall finished goods prices resulted in a decrease of approximately $15.9 million in sales. Compared to the first nine months of Fiscal 1996, the Company's average yellow grease prices were 9.5% lower, average tallow prices were 2.9% higher, and average meat and bone meal prices were 14.6% higher.
C) Decreases in the volume of raw material processed resulted in a $5.6 million decrease in sales, offset by $1.7 million in yield gains.

                      COST OF SALES AND OPERATING EXPENSES

        During the first nine months of Fiscal 1997, cost of sales and operating expenses increased $19.4 million (7.0%) to $299.9 million as compared to $280.5 million during the first nine months of Fiscal 1996 primarily as a result of the following. A) Cost of sales and operating expenses grew $26.1 million due to the acquisitions of Standard Tallow and IPC. B) Decreases in the volume of raw material processed resulted in a decrease of $2.8 million in cost of sales.
C) Lower raw material prices paid, correlating to lower prices for fats and oils, resulted in decreases of $6.9 million in cost of sales. D) Finally, increases in payroll, insurance, repairs, steam, and sewer costs resulted in a $3.1 million increase in operating expenses.


                    SELLING, GENERAL AND ADMINISTRATIVE COSTS
                       AND PROVISION FOR LOSS CONTINGENCY

         Selling, general and administrative costs were $28.3 million during the first nine months of Fiscal 1997, a $4.5 million increase from $23.8 million for the first nine months of Fiscal 1996. Approximately $5.2 million of the increase was due to the acquisitions of Standard Tallow and IPC. An increase of $1.7 million related to the repurchase of stock options held by the former president of the Company was offset by a $1.9 million refund from property and casualty insurance claims.

     A provision for loss contingency of $6.1 million was recorded by the Company during the first nine months of Fiscal 1996 to cover costs related to environmental claims at the Company's Blue Earth, Minnesota plant.


                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $4.9 million to $24.5 million during the first nine months of Fiscal 1997 as compared to $19.6 million during the first nine months of Fiscal 1996. This increase was due to the acquisitions of Standard Tallow and IPC as well as the additional depreciation on fixed asset additions.

                                INTEREST EXPENSE

         Interest expense increased by $1.1 million from $9.0 million during the first nine months of Fiscal 1996 to $10.1 million during the first nine months of Fiscal 1997 due to interest charges incurred on acquisition indebtedness.


                                  INCOME TAXES

        The tax expense of $2.5 million for the first nine months of Fiscal 1997 consists of $2.3 million of federal tax expense and $0.2 million for various state taxes. Tax expense for the first nine months of Fiscal 1996 was $6.3 million. For the first nine months of Fiscal 1996, due to the non-tax deductible nature of certain of the anticipated expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant, these have been added back to income before taxes for the computation of income taxes for the third quarter of Fiscal 1996.

                              CAPITAL EXPENDITURES

         The Company made recurring capital expenditures of $15.5 million during the first nine months of Fiscal 1997 compared to capital expenditures of $17.2 million during the first nine months of Fiscal 1996. Capital expenditures related to acquisitions were $1.0 million for the first nine months of 1997 compared to $1.1 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. As of September 27, 1997, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest, payable monthly, at LIBOR (5.7188% at September 27, 1997) plus a margin (the "Credit Margin") (1.25% at September 27, 1997) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999; $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 30, 2002. As of September 27, 1997, $48,750,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.6563% to 5.8125% at September 27, 1997) plus the Credit Margin as well as portions at a Base Rate (8.50% at September 27, 1997) or, for swingline advances, at a Base Rate (8.50% at September 27, 1997). Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 30, 2002. As of September 27, 1997, $92,800,000 was outstanding under the Revolving Credit Facility. As of September 27, 1997, the Company had outstanding irrevocable letters of credit aggregating $8,457,398.

         Effective June 27, 1997, the Company entered into interest rate swap transactions whereby the interest obligations on $70,000,000 of Credit Agreement floating rate debt was exchanged for fixed rate contracts terminating June 27, 2002. The fixed rate contracts bear interest, payable quarterly, at an average rate of 6.60% plus the Credit Margin.

         On September 27, 1997, the Company had working capital of $3.8 million and a working capital ratio of 1.07 to 1, compared to a working capital deficit of $8.0 million and a working capital ratio of 0.90 to 1 on December 28, 1996. Net cash provided by operating activities has decreased by $18.5 million from $35.5 million during the first nine months of Fiscal 1996 to $17.0 million during the first nine months of Fiscal 1997. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.


ACQUISITIONS

         The Company periodically makes acquisitions which on a stand-alone basis are not considered significant acquisitions for disclosure purposes. During the first nine months of Fiscal 1997, the Company made acquisitions totaling $4.2 million which included goodwill acquired of $821,000.

ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes all dilution associated with common stock equivalents while diluted EPS, like fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Although early application of SFAS No. 128 application is not permitted, proforma EPS disclosure for periods prior to adoption is permitted. Pro forma EPS for the three months and nine months ended September 27, 1997 and September 28, 1996 are as follows:

                            Three Months Ended              Nine Months Ended
                           Sept 27,     Sept 28,          Sept 27,      Sept 28,
                             1997         1996             1997            1996
                        -------------------------------------------------------
                                               (unaudited)
        Basic EPS         $ (0.10)    $ (0.24)             $ 0.71         $1.22
                          ========    ========             ======         =====
        Diluted EPS       $ (0.10)    $ (0.24)             $ 0.67         $1.14
                          ========    ========             ======         =====

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
     FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 1997


                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended September 27, 1997.


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

         27         Financial Data Schedule


         * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-79478).



         REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the fiscal quarter ended September 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DARLING INTERNATIONAL INC.
                                         Registrant



Date:  November 10, 1997                 By:   /s/  Dennis B. Longmire
                                             -------------------------
                                                  Dennis B. Longmire
                                                  Chairman and
                                                  Chief Executive Officer



Date: November 10, 1997                  By:   /s/  John R. Witt
                                             --------------------------------
                                                   John R. Witt
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997

                                INDEX TO EXHIBITS

Exhibits No.     Description
Page No.


   3.1*          Restated Articles of Incorporation.

   3.2 Amended and Restated Bylaws, dated March 10, 1994 and March 31, 1995.


   11            Statement re computation of per share earnings.            18

   27            Financial Data Schedule


           * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-79478).

 EXHIBIT 11



              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (LOSS)


       The following table details the computation of primary and fully diluted earnings (loss) per common share, in thousands except per share data.


                                                         Three Months Ended           Nine months Ended
                                                        ----------------------      ----------------------
                                                        Sept 27,      Sept 28,       Sept 27,      Sept 28,
                                                          1997          1996          1997          1996
                                                        =======       =======        =======       =======
     Earnings (loss):
        Net (loss) earnings available to common stock   $ (523)       $(1,253)       $3,675        $6,274
                                                          =====        =======        =====         =====

     Shares (Primary):
     Weighted average number of
        common shares outstanding                        5,177          5,149          5,168         5,117
     Additional shares assuming exercise of
        stock options                                                                    337           422
                                                         ------         -----         ------         -----
     Average common shares outstanding
        and equivalents                                  5,177          5,149          5,505         5,539
                                                         =====          =====         ======         =====
     Primary Earnings (loss) per common share
                                                        $(0.10)       $ (0.24)       $  0.67       $  1.14
                                                         =====         ======         ======        ======

     Shares (Fully Diluted):
     Weighted average number of
        common shares outstanding                        5,177          5,149          5,168        5,117
     Additional shares assuming exercise of
        stock options                                                                    369          424
                                                         -----          -----          -----        -----
     Average common shares outstanding
        and equivalents                                  5,177          5,149          5,537        5,541
                                                         =====          =====          =====        =====
     Fully Diluted Earnings (loss) per common
     share                                              $(0.10)       $ (0.24)        $ 0.66       $  1.14
                                                         =====         ======          =====        ======