Form 10-K
DARLING INTERNATIONAL INC
filed 1998-03-31
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended January 3, 1998

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]    NO [  ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $40,000,000 as of March 20, 1998 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.


     There were 15,573,392 shares of common stock, $0.01 par value, outstanding at March 20, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this Annual Report.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998


                                TABLE OF CONTENTS


                                                                       Page No.
                                     PART I.

ITEM 1.    BUSINESS...........................................................3
ITEM 2.    PROPERTIES.........................................................8
ITEM 3.    LEGAL PROCEEDINGS..................................................8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.......................................10
ITEM 6.    SELECTED FINANCIAL DATA...........................................11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION......................13
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................19
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................42

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................42
ITEM 11.   EXECUTIVE COMPENSATION............................................42
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT....................................................42
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................42

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.......................................................43



         SIGNATURES        ..................................................46

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

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

         The Company collects and recycles animal processing by-products, used restaurant cooking oil, and bakerage by-products from restaurants, butcher shops, grocery stores, bakeries, and independent meat and poultry processors nationwide. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 51 facilities located throughout the United States into finished products such as tallow, meat and bone meal, yellow grease, and dried bakery product. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

         The Company's net sales were $498.4 million, $488.9 million and $421.6 million during the 1997, 1996 and 1995 fiscal years, respectively. Net sales from rendering operations accounted for 89.1%, 95.6% and 100% of the Company's net sales during the 1997, 1996 and 1995 fiscal years, respectively. The Company's bakery by-products recycling operations accounted for 10.9% and 4.4% of the Company's net sales during the 1997 and 1996 fiscal years, respectively.

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

         Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also provides an alternative collection service to restaurants, CleanStar 2000(R) , a self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. The CleanStar 2000(R) system and service is provided either on a fee basis to the raw material customer or as a negotiated offset to the cost of raw materials purchased (see discussion of CleanStar expenditures in Item 7). Approximately 4% of the Company's restaurant suppliers utilize the CleanStar 2000(R) system. The frequency of all forms of collection service is determined by the volume of oil generated by the restaurant.

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

         The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $101,040,000, $119,055,000, and $169,829,000, for the years ended January
3, 1998, December 28, 1996, and December 30, 1995, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

         The Company has not experienced any material restrictions on the export of its products, although certain countries, including India and certain Middle East countries restrict the import of proteins and fats and oils made from porcine and bovine material, and the European Community has restrictions on proteins and fats and oils made from specified bovine materials. The B.S.E. situation in Europe and new F.D.A. restrictions, coupled with much lower prices for competing commodities, caused lower prices for some of the Company's key products. See Note 14 of Notes to Consolidated Financial Statements for information regarding the Company's export sales.

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

Realignment

         Commencing 1998, as part of an overall strategy to better commit financial resources, the Company reorganized its operations into four diverse yet distinctive areas. These are: 1) Rendering, the core business of turning inedible waste from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; 2) Restaurant Services, a group focused on growing the grease collection business while expanding the line of services offered to restaurants and food processors; 3) Bakery By-Products Recycling, a group which produces high quality bakery by-products to the feed industry; and 4) Esteem Products, the new business dedicated to using newly developed technologies to produce more highly refined products from established supply sources. Management believes that organizing along business lines will enable the Company to utilize its flexibility and diversification to service a changing, more sophisticated market place.


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

         In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while meat and bone meal is a substitute for soybean meal. Dried bakery product is a substitute for corn in animal feed. Consequently, the prices of tallow, yellow grease, meat and bone meal, and dried bakery product correlate to some degree with these commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Among other factors that influence the prices that the Company receives for its finished products include the worldwide supply of oils and proteins, the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

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

Employees and Labor Relations

         As of January 3, 1998, the Company employed approximately 1,900 persons full-time. Approximately 41% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.


Regulations

         The Company is subject to the rules and regulations of various federal, state and local governmental agencies. These include, but are not limited to, the FDA, which regulates food and feed production , USDA, which regulates collection and production methods, EPA, which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge. Such rules and regulations may influence the Company's operating results at one or more facilities.

         The FDA rule on the feeding of mammalian protein to ruminant animals took effect in August of 1997 as a measure to prevent the potential occurrence of BSE (Bovine Spongiform Encephalopathy) in the United States. As expected, this rule has had little effect on the operations of the company, and the company is in compliance with the provisions of the rule.


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

ITEM 2.    PROPERTIES

         The Company's 51 operating facilities consist of 27 full service rendering plants, eleven bakery recycling plants, seven yellow grease/trap grease plants, two blending plants, two research and technology plants, one spray dry plant and one edible plant. Except for nine leased facilities, all of these facilities are owned by the Company. The following is a listing of the Company's operating facilities:

   Location              Description      Location                 Description
   --------              -----------      --------                 -----------
  Alton, IA .............Rendering        Linkwood, MD.............Rendering
  Billings, MT...........Rendering        Los Angeles, CA..........Rendering
  Blue Earth, MN ........Rendering        Milwaukee, WI............Rendering
  Boise, ID..............Rendering        Mt. Pleasant, TX (IPC)...Bakerage
  Calhoun, GA (IPC)......Bakerage         Newark, NJ...............Rendering
  Carteret, NJ (IPC).....Bakerage         Norfolk, NE..............Rendering
  Chicago, IL (IPC)......Bakerage         Norfolk, NE .............Spray Dry
  Chicago, IL............Yellow Grease    Norfolk, NE .............R&T
  Cincinnati, OH.........Yellow Grease    Omaha, NE................Rendering
  Cincinnati, OH (IPC)...Bakerage         Omaha, NE ...............Blending
  Cleveland, OH .........Rendering        Omaha, NE................Edible Oils
  Coldwater, MI..........Rendering        Russellville, AR.........Rendering
  Collinsville, OK.......Rendering        San Angelo, TX...........Rendering
  Conley, GA (IPC) ......Bakerage         San Antonio, TX (IPC)....Bakerage
  Dallas, TX.............Rendering        San Francisco, CA........Rendering
  Detroit, MI............Rendering        Sioux City, IA...........Rendering
  Durham, NC (IPC).......Bakerage         St. Louis, MO............Rendering
  Fort Lauderdale, FL....Yellow Grease    Tacoma, WA...............Rendering
  Fresno, CA.............Rendering        Tampa, FL................Yellow Grease
  Henderson, NV..........Yellow Grease    Terre Haute, IN (IPC)....Bakerage
  Houston, TX............Rendering        Turlock, CA..............Rendering
  Houston, TX ...........Yellow Grease    Wahoo, NE................Rendering
  Kansas City, KS........Rendering        Wahoo, NE ...............R&T
  Kansas City, KS (IPC)..Bakerage         West Point, NE...........Rendering
  Kearny, NJ ............Blending
  Lake City, GA (IPC).....Bakerage
  Lake City, GA (IPC).....Yellow Grease


         In addition, the Company owns or leases 20 transfer stations in the United States and one transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth above.

ITEM 3.    LEGAL PROCEEDINGS


(a)   ENVIRONMENTAL

      Blue Earth

      In July 1997, the Company, the United States Attorney for the District of Minnesota, and the State of Minnesota received Court approval of the proposed settlement to resolve the government's criminal claims relating to environmental law violations at the Company's Blue Earth rendering plant. The specific violations are contained in the Indictment against the Company filed on December 16, 1996, and the Plea Agreement accepted in July 1997. These violations relate to improper sampling, testing, and reporting of waste contaminants in order to conceal discharges in excess of the permitted levels. The Court approved the Plea Agreement under which Darling has paid $2.7 million in criminal fines and penalties, as well as $1.0 million in restitution and remediation. A consent Decree (the "Decree") to resolve all state and federal civil and administrative claims related to the Blue Earth allegations was approved by the Court in September 1997. Pursuant to the Decree Darling paid $300,000 in civil and administrative penalties, and is undertaking other requirements of the Decree. The Company recorded a provision for loss contingency of $6.1 million during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.


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

      Underground Storage Tanks

      The Company's processing operations do not produce hazardous or toxic wastes; however, the Company does operate underground fuel storage tanks ("UST's") that are subject to federal, state and local laws and regulations. As of January 3, 1998, the Company has removed or closed 177 of its 183 UST's.


(b)   LITIGATION

     Petruzzi

     An antitrust class action suit was filed in 1986 by Petruzzi IGA Supermarkets in the United States District Court for the Middle District of Pennsylvania (the "Class Action Suit) seeking damages from the Company. On September 14, 1995, the Company entered into a settlement agreement providing for the disposal of all claims in the Class Action Suit. The settlement agreement was approved by the District Court on December 20, 1995. On August 18, 1997, the District Court awarded plaintiffs attorney's fees of $1.3 million from the Company which was paid on October 3, 1997.

     Other Litigation

     The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to the release of unacceptable odors from some of its processing facilities.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The matters voted on at the Special Meeting of Stockholders held on October 28, 1997, were as follows:

          (i) Amendment to the Company's Restated Certificate of Incorporation in order to increase the number of shares of Common Stock, par value $0.01 per share, authorized for issuance thereunder from ten million (10,000,000) shares to twenty-five (25,000,000) million shares in order to affect a three-for-one stock split of the Company's Common Stock (in the form of a stock dividend) and to increase the amount of the Company's authorized but unissued stock.

               For 4,783,095     Against 5,608     Abstain 300     Non-Vote 0

          (ii) Amendment to the Company's Restated Certificate of Incorporation in order to authorize one million (1,000,000) shares of preferred stock, par value $0.01 per share, issuable in series with the terms of each series to be fixed by the Board of Directors of the Company.

             For 4,142,924   Against 300,408   Abstain 1,410   Non-Vote 343,261


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 12, 1997 the common stock began trading on the American Stock Exchange under the symbol "DAR". Prior to that date, the common stock became eligible for trading on the Nasdaq National Market under the symbol "DARL" on September 8, 1994. On October 28, 1997, the Stockholders of the Company approved a three-for-one stock split. The following table sets forth, for the quarters indicated, the high and low sales prices per share for the common stock as reported on the American Stock Exchange or Nasdaq National Market retroactively restated to reflect the stock split.


           Fiscal Quarter                      Market Price
                                           High             Low
                                    ---------------- -----------------

           1997:
           First Quarter                 $9.833          $7.333
           Second Quarter               $10.000          $6.917
           Third Quarter                $10.000          $8.000
           Fourth Quarter               $11.604          $8.500

           1996:
           First Quarter                $10.208          $8.875
           Second Quarter                $9.667          $7.250
           Third Quarter                 $9.417          $8.250
           Fourth Quarter               $10.625          $9.083


         As of March 16, 1998, there were 74 holders of record of the common stock.

         The Company has not declared or paid any dividend on the common stock since January 3, 1989. The Company's Credit Agreement restricts the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.

ITEM 6.   SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated historical financial data for the periods indicated. The Company accounted for the resolution of a class action lawsuit (the "Settlement") in accordance with fresh start reporting ("Fresh Start Reporting"), as set forth in Statement of Position 90-7. See Note 3 of Notes to Consolidated Financial Statements. As a result, the Company's Consolidated Balance Sheets at January 3, 1998, December 28, 1996 December 30, 1995 and December 31, 1994 and the Consolidated Statement of Operations for the years ended January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 are presented on a different basis than that for periods before Fresh Start Reporting, and, therefore, are not comparable. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended January 3, 1998, December 28, 1996, and December 30, 1995, and the related notes thereto.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                     PART II


                                                                                                           Predecessor
                                                                                                           -----------
                                               Fiscal 1997    Fiscal 1996    Fiscal 1995    Fiscal 1994    Fiscal 1993
                                               -----------    -----------    -----------    -----------    -----------
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                               January 3,     December 28,   December 30,   December 31,   January 1,
                                                 1998           1996           1995           1994           1994
--------------------------------------------------------------------------------------------------------   -----------
                  (amounts in thousands, except per share data)
Operating Data:
   Net sales                                   $498,421       $488,914       $421,608       $354,333       $332,780
                                                -------        -------        -------        -------        -------
   Cost of sales and operating expenses         404,159        395,025        336,248        282,908        269,979
   Selling, general and administrative expenses  38,645         32,767         26,675         25,680         21,139
   Depreciation and amortization                 33,670         27,611         22,576         19,871         18,975
   Provision for loss contingencies                   -          6,075              -              -          1,595
                                                -------        -------        -------        -------        -------

   Operating profit                              21,947         27,436         36,109         25,874         21,092
   Interest expense                              13,732         12,994         13,311         15,206         29,644
   Other (income) expense, net                     (163)          (537)          (322)           (80)          (487)
                                                -------        -------        -------        -------        -------
   Income (loss) before reorganization
      items and income taxes                      8,378         14,979         23,120         10,748         (8,065)
   Reorganization items:
      Professional fees                               -              -              -              -         (5,336)
      Fresh start valuation adjustment                -              -              -              -         80,843
                                                -------        -------        -------        -------        -------

   Income before income taxes                     8,378         14,979         23,120         10,748         67,442
   Income tax expense                             2,969          7,305          8,740          3,391
                                                -------        -------        -------        -------
   Net earnings                                  $5,409         $7,674        $14,380         $7,357
                                                =======        =======        =======        =======

   Basic earnings per common share  (b)            0.35           0.50           0.95           0.49
   Diluted earnings per common share (b)           0.33           0.46           0.90           0.49
   Weighted average shares outstanding (b)       15,519         15,375         15,138         15,000
   Diluted weighted average shares
      outstanding (b)                            16,461         16,674         15,966         15,000

Other Data:
   EBITDA  (a)                                   55,617         61,122         58,685         45,745         41,662
   Depreciation                                  26,573         22,282         18,595         15,994         16,569
   Amortization                                   7,097          5,329          3,981          3,877          2,406
   Capital expenditures                          26,573         28,631         24,636         17,822         16,320

Balance Sheet Data:
   Working capital (deficiency)                   3,324         (8,015)        12,936         (2,959)          (281)
   Total assets                                 312,977        329,645        266,062        245,505        236,294
   Current portion of long-term debt              5,113         15,598          9,060         11,577         11,098
   Total long-term debt less current portion    142,181        138,173        117,096        109,132        122,566
   Stockholders' equity                          69,756         64,033         54,833         39,482         27,027



(a) "EBITDA" represents, for any relevant period, operating profit plus depreciation and amortization and provision for loss contingencies. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.

(b) All prior period shares outstanding and earnings per share have been restated in accordance with SFAS No. 128. (See Note 1(b)(9) in Notes to Consolidated Financial Statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.



Results of Operations

Fifty-three Week Fiscal Year Ended January 3, 1998 ("Fiscal 1997") Compared to Fifty-two Week Fiscal Year Ended December 28, 1996 ("Fiscal 1996")

                                     General

         The Company recorded net earnings of $5.4 million for Fiscal 1997 compared to net earnings of $7.7 million for Fiscal 1996. Operating income decreased from $27.4 million for Fiscal 1996 to $21.9 million for Fiscal 1997. During Fiscal 1996, the Company recorded $6.1 million in charges to the provision for loss contingency for costs related to environmental claims at the Company's Blue Earth, Minnesota plant. Operating income before the provision for loss contingency decreased $11.6 million from $33.5 million in Fiscal 1996 to $21.9 million in Fiscal 1997. The decrease was primarily due to: 1) declines in the volume of raw materials processed; 2) approximately $6 million in increased depreciation and amortization expense related to acquisitions and capital expenditures; and 3) a $1.7 million expenditure related to the buy back of stock options from the former president of the company. These were offset by a $1.9 million insurance settlement of certain property and casualty claims with past insurers. Interest expense increased from $13.0 million in Fiscal 1996 to $13.7 million in Fiscal 1997, primarily due to increased debt related to acquisitions.

                                    Net Sales

         The Company collects and processes animal by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease, and dried bakery product. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, grease trap services, and finished goods purchased for resale, which constitute less than 10% of total sales.

         During Fiscal 1997, net sales increased 1.9%, to $498.4 million as compared to $488.9 million during Fiscal 1996 primarily due to the following: 1) The acquisition of International Processing Corporation ("IPC") and Standard Tallow ("Standard") in 1996 resulted in an increase in sales of $36.9 million in Fiscal 1997 versus Fiscal 1996; 2) Overall finished goods prices were relatively flat and resulted in an increase of approximately $3.0 million in sales. Compared to Fiscal 1996 finished goods prices, the Company's average yellow grease prices were 14.9% lower, average tallow prices were 0.6% lower, and average meat and bone meal prices were 7.6% higher; 3) Decreases in the volume of raw materials processed resulted in a $31.2 million decrease in sales, offset by $4.6 million in yield gains; and 4) Decreases in finished hides prices and inventory changes accounted for an additional decrease of $3.2 million in sales.

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

         During Fiscal 1997, cost of sales and operating expenses increased $9.1 million (2.3%), to $404.2 million as compared to $395.0 million during Fiscal 1996 primarily as a result of the following: 1) Cost of sales and operating expenses grew $25.8 million due to the acquisition of Standard Tallow and IPC;
2) Decreases in the volume of raw material collected and processed resulted in a decrease of approximately $18.9 million in cost of sales and operating expenses;
3) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in decreases of $2.1 million in cost of sales; 4) Changes in inventory levels resulted in approximately $1.9 million increase in cost of sales; and 5) finally, higher payroll costs resulted in a $2.2 million increase in operating expenses.

                Selling, General and Administrative Expenses and
                         Provisions for Loss Contingency

         Selling, general and administrative expenses were $38.6 million during Fiscal 1997, a $5.9 million increase from $32.7 million during Fiscal 1996. The increase in expenses was primarily attributable to the acquisitions of Standard Tallow and IPC. The Company recorded $6.1 million in charges to the provision for loss contingency during Fiscal 1996 to cover estimated costs related to environmental violations at the Company's Blue Earth, Minnesota plant.

                          Depreciation and Amortization

         Depreciation and amortization charges increased $6.1 million, to $33.7 million during Fiscal 1997 as compared to $27.6 million during Fiscal 1996. This increase was due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of the acquisitions of Standard Tallow and IPC.
                                Interest Expense

         Interest expense increased $0.7 million, to $13.7 million during Fiscal 1997 as compared to $13.0 million during Fiscal 1996, primarily due to increased debt related to the acquisitions.

                                  Income Taxes

         The income tax expense of $3.0 million for Fiscal 1997 consists of $2.4 million of federal tax expense and $0.6 million for various state and foreign taxes. In Fiscal 1996, the Company recorded a $7.3 million income tax expense which consisted of $6.7 million of federal tax expense and $0.6 million for various state taxes, after taking into account the non-tax deductible nature of certain of the expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant.

                              Capital Expenditures

         The Company made capital expenditures of $26.6 million during Fiscal 1997 as compared to $28.6 million in Fiscal 1996.

-----------------------------

Fiscal Year Ended December 28, 1996, ("Fiscal 1996") Compared to Fiscal Year Ended December 30, 1995 ("Fiscal 1995")


         The Company recorded net earnings of $7.7 million for Fiscal 1996 compared to net earnings of $14.4 million for Fiscal 1995. The decrease was primarily due to: 1) a $6.1 million provision for loss contingency recorded in Fiscal 1996 to cover estimated costs related to environmental violations at the Company's Blue Earth, Minnesota plant; and 2) approximately $5 million in depreciation and amortization expense related to acquisitions and capital expenditures. Additionally, as a result of an extreme fourth quarter 1996 drop in the price of corn, bakerage operating margins were not adequate to offset the related depreciation, amortization and interest costs associated with the acquisition of IPC. Operating profit before the provision for loss contingency decreased from $36.1 million in Fiscal 1995 to $33.5 million in Fiscal 1996. Interest expense decreased from $13.3 million in Fiscal 1995 to $13.0 million in Fiscal 1996, primarily due to decreased interest rates.

                                    Net Sales

         The $67.3 million increase in sales in Fiscal 1996 compared to Fiscal 1995 is due to the following: 1) Approximately $31.6 million was due primarily to the acquisition of Standard Tallow Company ("Standard Tallow") and International Processing Corporation ("IPC"); 2) Improvements in finished goods prices resulted in an increase of approximately $45.0 million in sales. The Company experienced significantly higher domestic finished market prices while overseas markets were considerably depressed compared to the prior year. Compared to Fiscal 1995, the Company's average yellow grease prices were 8.6% higher during Fiscal 1996. Average tallow prices were 1.8% lower and average meat and bone meal prices were 31.3% higher; 3) Increases in the volume of raw materials processed resulted in a $19.1 million increase in sales, offset by $5.6 million in yield reductions due to raw material quality; and 4) The volume of finished goods purchased for resale decreased from $60.5 million to $39.2 million due to depressed overseas markets.

                      Cost of Sales and Operating Expenses

         During Fiscal 1996, cost of sales and operating expenses increased $58.8 million (17.5%), to $395.0 million as compared to $336.2 million during Fiscal 1995 as a result of the following: 1) Cost of sales and operating expenses grew $26.9 million due to the acquisition of Standard Tallow and IPC;
2) Increases in the volume of raw material collected and processed resulted in an increase of approximately $16.1 million in cost of sales and operating expenses; 3) Higher raw material prices paid, correlating to increased prices for fats and oils and meat and bone meal, resulted in increases of $41.2 million in cost of sales; 4) Decreases in the volume of finished goods purchased for resale resulted in a $20.0 million decrease in cost of sales; and 5) Changes in inventory levels resulted in an approximately $7.0 million decrease in cost of sales; and 6) finally, higher steam expenses attributable to increased natural gas prices, and expenses attributable to the expansion of CleanStar 2000(R), the Company's inside used restaurant cooking oil collection system, resulted in a $1.8 million increase in operating expenses.

                Selling, General and Administrative Expenses and
                         Provision for Loss Contingency

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

                                  Income Taxes

         In Fiscal 1996, the Company recorded a $7.3 million income tax expense which consisted of $6.7 million of federal tax expense and $0.6 million for various state taxes, after taking into account the expected non-tax deductible nature of approximately $3.0 million of the expenses related to the settlement of environmental violations at the Company's Blue Earth, Minnesota plant. In Fiscal 1995, the Company recorded an $8.7 million income tax expense which consisted of $7.8 million of federal tax expense and $0.9 million of state tax expense.

                              Capital Expenditures

         The Company's capital expenditures consist primarily of investments in facilities, collection operations and environmental equipment. The Company made capital expenditures of $28.6 million during Fiscal 1996 as compared to $24.6 million in Fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. As of January 3, 1998, the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest, payable monthly at LIBOR (5.9375% at January 3, 1998) plus a margin (the "Credit Margin") (1.25% at January 3, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999; $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of January 3, 1998, $46,250,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.8125% to 5.9648% at January 3, 1998) plus the Credit Margin as well as portions at a Base Rate (8.50% at January 3, 1998) or, for swingline advances, at the Base Rate. Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of January 3, 1998, $100,875,000 was outstanding under the Revolving Credit Facility. As of January 3, 1998, the Company had outstanding irrevocable letters of credit aggregating $8,401,000.

         The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 3, 1998, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 3, 1998, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

         On January 3, 1998, the Company had working capital of $3.3 million and its working capital ratio was 1.06 to 1 compared to a working capital deficit of $8.0 million and a working capital ratio of 0.90 to 1 on December 28, 1996. The increase in working capital is primarily the result of the $10.5 million decrease in current maturities of long-term debt. Net cash provided by operating activities has decreased $19.4 million from $46.4 million during Fiscal 1996 to $27.1 million during Fiscal 1997. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.


ACQUISITIONS

         The Company periodically makes acquisitions which on a stand-alone basis are not considered significant acquisitions for disclosure purposes. During Fiscal 1997, the Company made acquisitions totaling $11.7 million which included goodwill acquired of $2.2 million.

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for annual periods beginning after December 15, 1997. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements. The Statement defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company anticipates that this Statement will require additional disclosure regarding operating segments in Fiscal 1998.

         In June 1997, the Financial Accounting Standards also issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate restatement of its financial statements upon adoption of SFAS No. 130.

OTHER

         As a result of computer programs being written using two digits rather than four to define the applicable years, there is a concern by the business community as to whether these systems will be able to process information beginning in the year 2000. To deal with this concern, the Company has initiated programs and information systems reviews in an attempt to ensure that key systems and processes will remain functional. This objective is to be achieved either by modifying present systems or by installing new systems. While there can be no assurance that all modifications will be successful, management does not expect that costs of modifications or consequences of any unsuccessful modifications will have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Future profitability may be effected by the Company's ability to grow its restaurant services business and the development of its value-added feed ingredients, all of which face competition from companies which may have substantially greater resources than the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Pages
          Independent Auditors' Report                                 20
          Consolidated Balance Sheets-
             January 3, 1998 and December 28, 1996                     21
          Consolidated Statements of Operations-
             Three years ended January 3, 1998                         22
          Consolidated Statements of Stockholders' Equity -
             Three years ended January 3, 1998                         23
          Consolidated Statements of Cash Flows -
             Three years ended January 3, 1998                         24
          Notes to Consolidated Financial Statements -
             January 3, 1998 and December 28, 1996                     25

        Financial Statement Schedule:
                II - Valuation and Qualifying Accounts                 41


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG Peat Marwick LLP


Dallas, Texas
February 20, 1998

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES



                           Consolidated Balance Sheets
                      January 3, 1998 and December 28, 1996
                 (in thousands, except share and per share data)

                                                                        January 3,        December 28,
ASSETS (note 9)                                                            1998               1996
---------------                                                         ----------        -----------
Current assets:
       Cash and cash equivalents                                        $   2,955         $  12,956
       Accounts receivable                                                 32,459            35,966
       Inventories (note 4)                                                13,897            12,643
       Prepaid expenses                                                     3,459             1,493
       Deferred income tax assets (note 11)                                 4,006             6,184
       Other                                                                  383               484
                                                                        ---------         ---------
                      Total current assets                                 57,159            69,726

Property, plant and equipment, net (note 5)                               170,636           175,786
Collection routes and contracts, less accumulated amortization
        of  $8,700 at January 3, 1998 and $3,222 at December 28, 1996      58,715            59,940
Goodwill, less accumulated amortization of $949 at January 3, 1998
        and $293 at December 28, 1996 (note 2)                             20,902            19,905
Other assets (note 6)                                                       5,565             4,288
                                                                        ---------         ---------
                                                                        $ 312,977         $ 329,645
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt (note 9)                       $   5,113         $ 15,598
       Accounts payable, principally trade                                 22,426           27,732
       Accrued expenses (note 7)                                           25,385           30,118
       Accrued interest (note 9)                                              911            4,293
                                                                         --------         --------
                      Total current liabilities                            53,835           77,741

Long-term debt, less current portion (note 9)                             142,181          138,173
Other noncurrent liabilities (note 10)                                     21,391           20,376
Deferred income taxes (note 11)                                            25,814           29,322
                                                                         --------         --------
                      Total liabilities                                   234,221          265,612
                                                                         --------         --------

Stockholders' equity (notes 3, 9, 11 and 12):
       Common stock, $.01 par value; 25,000,000 shares
               authorized, 15,563,037 and 15,455,937 shares issued
               and outstanding at January 3, 1998 and December 28,1996        156              155
       Preferred stock, $0.01 par value; 1,000,000 shares
               authorized,  none issued                                         -                -
       Additional paid-in capital                                          34,780           34,467
       Retained earnings                                                   34,820           29,411
                                                                         --------         --------
                      Total stockholders' equity                           69,756           64,033
                                                                         --------         --------
Commitments and contingencies (notes 8 and 15)
                                                                        $ 312,977        $ 329,645
                                                                         ========         ========

                   The accompanying notes are an integral part of these consolidated financial statements.


                      Consolidated Statements of Operations
                        Three years ended January 3, 1998
                      (in thousands, except per share data)


                                                        January 3,         December 28,        December 30,
                                                           1998               1996               1995
                                                        -----------        ------------        ------------
Net sales (note 14)                                     $ 498,421          $ 488,914           $421,608
                                                         --------           --------            -------
Costs and expenses:
     Cost of sales and operating expenses                 404,159            395,025            336,248
     Selling, general and administrative expenses          38,645             32,767             26,675
     Depreciation and amortization                         33,670             27,611             22,576
     Provision for loss contingencies                           -              6,075                  -
                                                         --------           --------            -------
             Total costs and expenses                     476,474            461,478            385,499
                                                         --------           --------            -------
             Operating income                              21,947             27,436             36,109
                                                         --------           --------            -------
Other income (expense):
     Interest expense (note 9)                            (13,732)           (12,994)           (13,311)
     Other, net                                               163                537                322
                                                         --------           --------            -------
              Total other income (expense)                (13,569)           (12,457)           (12,989)
                                                         ---------          ---------           -------

Income before income taxes                                  8,378             14,979             23,120
Income tax expense (note 11)                                2,969              7,305              8,740
                                                         --------           --------            -------
              Net earnings                              $   5,409          $   7,674           $ 14,380
                                                         ========           ========            =======

Basic earnings per share (note 1)                       $    0.35          $    0.50           $   0.95
                                                         ========           ========            =======
Diluted earnings per share (note 1)                     $    0.33          $    0.46           $   0.90
                                                         ========           ========            =======


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity
                        Three years ended January 3, 1998
                        (In thousands, except share data)


                                        Common stock
                                     ----------------------
                                                               Additional                  Total
                                    Number         $.01 par    paid-in        Retained     stockholders'
                                    of shares      value       capital        earnings     equity
 --------------------------------------------------------------------------------------------------------
Balances at December 31, 1994       14,998,785        $150     $ 31,975       $  7,357     $ 39,482


Issuance of common stock               257,745           3          757             -           760

Tax benefits relating to
January 1, 1994 valuation allowance          -           -          211             -           211

Net earnings                                 -           -            -         14,380       14,380
                                    ----------       -----      -------        -------      -------

Balances at December 30, 1995       15,256,530         153       32,943         21,737       54,833


Issuance of common stock               199,407           2          618              -          620

Tax benefits relating to
January 1, 1994 valuation allowance          -           -          906              -          906

Net earnings                                 -           -            -          7,674        7,674
                                    ----------       -----      -------        -------      -------

Balances at December 28, 1996       15,455,937         155       34,467         29,411       64,033


Issuance of common stock               107,100           1          313              -          314

Net earnings                                 -           -            -          5,409        5,409
                                    ----------       -----      -------        -------      -------

Balances at January 3, 1998         15,563,037        $156      $34,780        $34,820      $69,756
                                    ==========       =====      =======        =======      =======


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        Three years ended January 3, 1998
                                 (in thousands)


                                                                           January 3,        December 28,       December 30,
                                                                             1998                1996                1995
                                                                          -----------        ------------       ------------
Cash flows from operating activities
    Net earnings                                                          $    5,409         $     7,674        $     14,380
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                        33,670              27,611              22,576
         Deferred income tax expense (benefit)                                (1,330)                (88)              6,319
         Loss (gain) on sale of assets                                          (910)                294                 196
         Changes in operating assets and liabilities, net
           of effects from acquisitions:
                 Accounts receivable                                           3,507               1,978              (3,418)
                 Inventories and prepaid expenses                             (3,220)              3,724               2,244
                 Accounts payable and accrued expenses                        (4,700)              4,007              (2,170)
                 Accrued interest                                             (3,382)                391                (653)
                 Other                                                        (1,907)                824              (5,278)
                                                                          ----------         -----------         -----------
                     Net cash provided by operating activities                27,137              46,415              34,196
                                                                          ----------         -----------         -----------

Cash flows from investing activities:
    Recurring capital expenditures                                           (22,283)            (25,111)            (22,649)
    Capital expenditures related to acquisitions                              (4,290)             (3,520)             (1,987)
    Gross proceeds from sale of property, plant and equipment,
      assets held for disposition and other assets                             6,061                 507                 721
    Payments related to routes and other intangibles                          (6,870)               (707)             (4,051)
    Fair value of net assets acquired in acquisitions (note 1)                     -             (42,098)                  -
                                                                          ----------         -----------         -----------
               Net cash used in investing activities                         (27,382)            (70,929)            (27,966)
                                                                          ----------         -----------         -----------

Cash flows from financing activities:
    Proceeds from long-term debt                                             283,124              20,124             107,178
    Payments on long-term debt                                              (289,601)            (33,223)           (105,931)
    Proceeds from acquisition debt                                                 -              40,000                   -
    Contract payments                                                         (2,585)             (1,700)               (916)
    Deferred loan costs                                                       (1,008)                  -                (740)
    Issuance of common stock                                                     314                 620                 760
                                                                          ----------         -----------         -----------
               Net cash provided by (used in) financing activities            (9,756)             25,821                 351
                                                                          -----------        -----------         -----------
Net increase (decrease) in cash and cash equivalents                         (10,001)              1,307               6,581

Cash and  cash equivalents at beginning of year                               12,956              11,649               5,068
                                                                          ----------         -----------         -----------
Cash and cash equivalents at end of year                                  $    2,955         $    12,956         $    11,649
                                                                          ==========         ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest                                                          $   17,114         $    12,603         $    13,964
                                                                          ----------         -----------         -----------
        Income taxes, net of refunds                                      $    4,345         $     1,647         $     3,920
                                                                          ----------         -----------         -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           DARLING INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                      January 3, 1998 and December 28, 1996

(1)    GENERAL

       (a)  NATURE OF OPERATIONS

           Darling International Inc. (the "Company") believes it is the largest independent recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products, used restaurant cooking oil, and bakery by-products from butcher shops, grocery stores, independent meat and poultry processors, restaurants, and bakeries nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, yellow grease, and dried bakery product. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

       (b)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (1)  Basis of Presentation

                The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           (2)  Fiscal Year

                The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 3, 1998, the 52 weeks ended December 28, 1996, and the 52 weeks ended December 30, 1995.

           (3)  Inventories

                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

           (4)  Property, Plant and Equipment

                Historically, property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets: 1) Buildings and improvements - 24 to 30 years, 2) Machinery and equipment - 3 to 8 years, and 3) Vehicles - 4 to 6 years. In accordance with Fresh Start Reporting (see Note 3), property, plant and equipment were restated to their approximate fair value as of January 1, 1994. Subsequent additions are recorded at cost.

                Maintenance  and repairs are charged to expense as incurred  and
                expenditures   for   major   renewals   and   improvements   are
                capitalized.

           (5)  Collection Routes and Contracts

                Collection   routes,   restrictive   covenants  and   consulting
                agreements are recorded at cost and are amortized using the straight-line method over periods ranging from 3 to 15 years.

           (6)  Goodwill

                Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not exceeding 30 years. Annually, the Company makes an assessment to determine the recoverability of this intangible asset.

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

           (9) Earnings Per Common Share

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement.

               Basic earnings per common share are computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options. All prior-period earnings per share amounts have been restated in accordance with SFAS No. 128.

               The weighted average common shares used for basic earnings per common share was 15,519,000, 15,375,000 and 15,138,000 for 1997,
               1996 and 1995 respectively. The effect of dilutive stock options added 942,000, 1,299,000 and 828,000 shares for 1997, 1996 and
               1995 respectively for the computation of diluted earnings per common share.

          (10)  Stock Option Plans

                Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

          (12) Supplemental Schedule of Non-Cash Investing and Financing Activities

                During the year ended December 28, 1996, non-cash investing and financing activities included the purchase of 100% of the common stock of Standard Tallow for $10,400,000. Assets acquired, liabilities assumed, and consideration paid for this acquisition are as follows (in thousands):

                    Fair value of assets acquired, less cash        $ 20,066
                    Liabilities assumed and incurred                 (11,094)
                                                                     -------
                    Fair value of net assets acquired                  8,972
                    Bank debt incurred                               (10,400)
                                                                     -------
                         Cash (received)paid upon purchase          $ (1,428)
                                                                     =======


                In addition, the Company purchased 100% of the common stock of International Processing Corporation and International Transportation Service, Inc. (collectively referred to as "IPC") for $30,000,000. Assets acquired, liabilities assumed and consideration paid for this acquisition are as follows (in thousands):

                    Fair value of assets acquired, less cash        $  47,836
                    Liabilities assumed and incurred                  (14,710)
                                                                     --------
                    Fair value of net assets acquired                  33,126
                    Bank debt incurred                                (29,600)
                                                                     --------
                        Cash (received)paid upon purchase           $   3,526
                                                                     ========


          (13)  Use of Estimates

                The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          (15)  Financial Instruments

                The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. The carrying amount of $70,000,000 of outstanding borrowings under the Credit Agreement at January 3, 1998, approximated $71,800,000 since these borrowings bear interest at a fixed rate pursuant to an interest rate swap.

                The carrying amount of the balance of outstanding borrowings under the Credit Agreement at January 3, 1998 and December 28, 1996 approximated fair value since the borrowings bear interest at current market rates.

                The fair market value of the Subordinated Notes approximated $73,000,000 at December 28, 1996. The fair value of the Subordinated Notes was estimated based on current borrowing rates available for financings with non-rated, non-investment grade bonds with similar terms and maturities.

         (16)   Derivative Instruments

                The Company's use of derivative instruments is limited to interest rate swaps which are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

                The Company has entered into interest rate swaps to effectively fix the interest rate of a portion of its long term debt. The notational amount of the swaps fixes approximately 48% of total long term debt at January 3, 1998, at an underlying rate of 7.85%. These swaps settle at maturity, June 27, 2002. The Company's credit risk related to interest rate swaps is considered minimal due to strong creditworthy counterparties, settlement on a net basis, and short durations.



(2)    ACQUISITIONS

       During Fiscal 1997, as part of the Company's strategy to expand its presence in the grease trap business, the Company made the following acquisitions: Enduro, Midwest Recycling, and Torvac, totaling $11.7 million which included goodwill acquired of $2.2 million.

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

       The IPC acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and operations since the acquisition date have been included in the consolidated statements of operations. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill in the amount of $15.9 million and will be amortized over 30 years.

       The pro forma results of operations which follow assume that the IPC acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for depreciation and amortization and interest related to the acquisition.

                                          (in thousands, except per share data)
                                              Year ended       Year ended
                                             December 28,     December 31,
                                                 1996             1995
                                             (unaudited)       (unaudited)
                                           -----------------------------------
              Net sales                       $  544,436       $  477,459
              Net earnings                        10,298           14,227
              Basic earnings per share            $0.67            $0.94


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


(4)    INVENTORIES

       A summary of inventories follows (in thousands):

                                                January 3,      December 28,
                                                   1998             1996
                                             --------------------------------
              Finished product                   $ 13,338          $ 12,005
              Supplies and other                      559               638
                                                  -------           -------
                                                 $ 13,897          $ 12,643
                                                  =======           =======



(5)     PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment follows (in thousands):

                                                January 3,       December 28,
                                                   1998              1996
                                             ---------------------------------
             Land                               $  19,141         $  20,717
             Buildings and improvements            24,768            26,113
             Machinery and equipment              133,521           122,195
             Vehicles                              57,589            50,269
             Construction in process               17,169            12,465
                                                 --------          --------
                                                  252,188           231,759
             Accumulated depreciation             (81,552)          (55,973)
                                                 --------          --------
                                                $ 170,636         $ 175,786
                                                 ========          ========

(6)    OTHER ASSETS

       Other assets consist of the following (in thousands):
                                                 January 3,       December 28,
                                                   1998              1996
                                                ------------------------------
             Prepaid pension cost (note 13)      $  2,612          $  2,028
             Deposits and other                     2,953             2,260
                                                  -------           -------
                                                 $  5,565          $  4,288
                                                  =======           =======

(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):
                                                 January 3,       December 28,
                                                    1998              1996
                                               -------------------------------
             Insurance                          $   3,363          $  2,257
             Compensation and benefits              5,817             4,854
             Utilities and sewage                   2,640             2,904
             Reserve for environmental and
               litigation matters (note 15)         2,000             7,350
             Income taxes payable                   3,011             3,034
             Other                                  8,554             9,719
                                                 --------           -------
                                                $  25,385          $ 30,118
                                                 ========           =======

(8)    LEASES

       The Company leases nine plants and storage locations, four office locations and a portion of its transportation equipment. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 3, 1998, are as follows (in thousands):

                Period Ending Fiscal            Operating Leases
                --------------------            ----------------
                     1998                             $  2,028
                     1999                                1,649
                     2000                                1,331
                     2001                                1,189
                     2002                                  958
                     Thereafter                          8,796
                                                       -------
                          Total                       $ 15,951
                                                       =======


       Rent expense for the years ended January 3, 1998,  December 28, 1996, and
       December   30,  1995  was   $2,263,000,   $1,929,000,   and   $1,163,000,
       respectively.


(9)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                    January 3,     December 28,
                                                      1998             1996
                                                 ------------------------------
          Credit Agreement:
              Revolving Credit Facility            $  100,875       $   5,000
              Term Loan                                46,250          38,000
              Acquisition Line                              -          40,000
          First Priority Sr. Subordinated Notes             -          69,976
          Other notes                                     169             795
                                                    ---------        --------
                                                      147,294         153,771
          Less current maturities                       5,113          15,598
                                                    ---------        --------
                                                   $  142,181       $ 138,173
                                                    =========        ========

       CREDIT AGREEMENT

       Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan, and a $175,000,000 Revolving Credit. Facility. As of January 3, 1998, the Company was in compliance with all provisions of the Credit Agreement.

       The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest, payable monthly, at LIBOR (5.9375% at January 3, 1998) plus a margin (the "Credit Margin") (1.25% at January 3, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999, $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of January 3, 1998, $46,250,000 was outstanding under the Term Loan Facility.

       The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.8125% to 5.9648% at January 3, 1998) plus the Credit Margin as well as portions at a Base Rate (8.50% at January 3, 1998) or, for swingline advances, at the Base Rate. Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of January 3, 1998, $100,875,000 was outstanding under the Revolving Credit Facility. As of January 3, 1998, the Company had outstanding irrevocable letters of credit aggregating $8,401,000.

       The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. The interest rate swap agreement is used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 3, 1998, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreement, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

       The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual payment of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 3, 1998, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

       SUBORDINATED NOTES

       On June 27, 1997, the Company redeemed Subordinated Notes with a face amount of $69,976,000, using proceeds from the Revolving Credit Facility.

       OTHER

       Aggregate maturities of long-term debt subsequent to January 3, 1998 are as follows (in thousands):

                    1998                  $   5,113
                    1999                      8,806
                    2000                     10,000
                    2001                     10,000
                    2002                    113,375

 (10)  OTHER NONCURRENT LIABILITIES

       Other noncurrent liabilities consist of the following (in thousands):

                                                     January 3,    December 28,
                                                        1998           1996
                                                     -------------------------
            Reserve for insurance, environmental
              and litigation matters (note 15)        $10,246         $ 9,829
            Liabilities associated with consulting
              and noncompete agreements                 9,887           9,356
            Other                                       1,258           1,191
                                                       ------          ------
                                                      $21,391         $20,376
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


 (11)  INCOME TAXES

       Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

                               January 3,       December 28,     December 30,
                                  1998              1996             1995
                               -----------------------------------------------
             Current:
                    Federal       $3,135            $6,801           $1,883
                    State            291               592              509
                    Foreign           14                 -               29
             Deferred:
                    Federal         (812)              (62)           5,921
                    State            (70)              (26)             398
                    Foreign          411                 -                -
                                   -----             -----            -----
                                  $2,969            $7,305           $8,740
                                   =====             =====            =====

       Income tax expense for the years ended January 3, 1998, December 28, 1996, and December 30, 1995, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income before income taxes as a result of the following (in thousands):

                                         January 3,   December 28,  December 30,
                                             1998          1996          1995
                                         ---------------------------------------
         Computed "expected" tax expense  $  2,932      $  5,243      $  8,092
         State income taxes,
           net of federal benefit              144           368           590
         Tax-exempt income of
           foreign sales corporation          (463)         (323)         (448)
         Nondeductible fines and
           penalties (note 15)                   -         1,058             -
         Other, net                            356           959           506
                                           -------       -------       -------
                                          $  2,969      $  7,305      $  8,740
                                           =======       =======       =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 1998 and December 28, 1996 are presented below (in thousands):

                                                     January 3,     December 28,
                                                        1998             1996
                                                   -----------------------------
         Deferred tax assets:
           Net operating loss carryforwards           $   28,582      $  29,859
           Foreign tax credits and capital
             loss carryforwards                            4,434          4,434
           Loss contingency reserves                       5,309          6,038
           Deferred loan and other costs
             capitalized and amortized for
             tax purposes                                      -            890
           Other                                           1,620          2,112
                                                       ---------       --------
               Total gross deferred tax assets            39,945         43,333
               Less valuation allowance                  (19,472)       (19,472)
                                                       ---------       --------
               Net deferred tax assets                    20,473         23,861
                                                       ---------       --------
           Deferred tax liabilities:
             Collection routes and contracts             (11,022)       (13,337)
             Property, plant and equipment               (30,001)       (32,812)
             Other                                        (1,258)          (850)
                                                       ---------       --------
                Total gross deferred tax liabilities     (42,281)       (46,999)
                                                       ---------       --------
                                                      $  (21,808)     $ (23,138)
                                                       =========       ========

       The portion of the deferred tax assets and liabilities expected to be recognized in Fiscal 1998 has been recorded at January 3, 1998, in the accompanying consolidated balance sheet as a net current deferred income tax asset of $4,006,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $25,814,000 at January 3, 1998 in the accompanying consolidated balance sheet.

       The valuation allowance for deferred tax assets as of January 3, 1998 and December 28, 1996 was $19,472,000. The net changes in the total valuation allowance for the year ended December 28, 1996 was a decrease of $930,000. The Company believes that the remaining net deferred tax assets at January 3, 1998 and December 28, 1996 will be realized primarily through future reversals of existing taxable temporary differences.

       At January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $75,215,000 which are available to offset future federal taxable income through 2008. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its net operating loss carryforwards is limited to $3,400,000 per year for the remaining  life  of the  net  operating  losses.  The  Company  also  has approximately $3,896,000 of foreign tax credits and approximately $313,000 of capital loss carry forwards which are available to reduce future federal income taxes, if any, through 1998.

       The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance ($906,000 in 1996 and $211,000 in 1995) as a direct addition to additional paid-in capital.

(12)   STOCKHOLDERS' EQUITY

       (a)    COMMON EQUITY

              On October 28, 1997, the Stockholders of the Company approved a three-for-one stock split. As a result, all references to shares or per share data have been retroactively restated to reflect the three-for-one stock split.

       (b)    STOCK OPTIONS

              At December 29, 1993, the Company granted options to purchase 384,615 shares of the Company's common stock to the former owners of the Redeemable Preferred Stock. The options have a term of ten years from the date of grant and may be exercised at a price of $3.45 per share (approximated market value at the date of grant).

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

              The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of January 3, 1998, options to purchase 327,000 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $3.33 - $9.042 per share (approximated market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

              The per share weighted average fair value of stock options granted during 1997, 1996 and 1995 was $7.34, $4.63 and $2.74, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:


                                                1997         1996        1995
                                             ----------------------------------
                  Expected dividend yield       0.0%         0.0%        0.0%
                  Risk-free interest rate       5.25%        6.6%        6.5%
                  Expected life               10 years     10 years    10 years
                  Expected volatility         4.12-4.43      6.20        5.59

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

                                                        1997     1996      1995
                                                       -------------------------
                  Net earnings         As reported     $5,409   $7,674   $14,380
                                       Pro forma       $4,374   $7,104   $14,308

                  Basic earnings
                    per common share   As reported      $0.35   $0.50     $0.95
                                       Pro forma        $0.28   $0.46     $0.95

              Pro forma net earnings reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 are not considered.

              A summary of transactions for all stock options granted follows:

                                                                          Option exercise     Weighted-avg.
                                                       Number of          price               exercise price
                                                       shares             per share           per share
                                                       ----------------------------------------------------
       Options outstanding at December 31, 1994        2,266,662          $2.857-4.125        $3.2342
             Granted                                     743,100           4.646-9.25          5.6914
             Canceled                                    (28,290)          3.333-4.125         3.6841
             Exercised                                  (257,745)          2.857-4.125         2.9496
                                                       ---------
       Options outstanding at December 30, 1995        2,723,727           2.857-9.25          3.9269
             Granted                                     430,200           8.792-10.292        9.6183
             Canceled                                    (29,190)          2.857-4.125         3.4018
             Exercised                                  (199,407)          2.857-4.125         3.0998
                                                       ---------
       Options outstanding at December 28, 1996        2,925,330           2.857-10.292        4.8255
             Granted                                     683,062            8.25-10.875        9.25
             Canceled                                   (450,300)          2.857-10.292        3.5062
             Exercised                                  (107,100)           3.33-8.833         4.5346
                                                       ---------
       Options outstanding at January 3, 1998          3,050,992          $2.857-10.875       $6.005
                                                       =========
       Options exercisable at January 3, 1998          1,927,382          $2.857-10.292       $4.7302
                                                       =========

              At   January   3,  1998,   the  range  of   exercise   prices  and
              weighted-average remaining contractual life of outstanding options was $2.857-$10.292 and 7.5 years, respectively.

              At January 3, 1998 and December 28, 1996, the number of options exercisable was 1,927,382 and 1,391,212 respectively, and the weighted-average exercise price of those options was $4.7302 and $3.9853, respectively.

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

       The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (October 1, 1997 and 1996) (in thousands):

                                                                 January 3, 1998                 December 28, 1996
                                                           -----------------------------    -------------------------
                                                               Assets        Benefits         Assets         Benefits
                                                               exceed        exceed           exceed         exceed
                                                               benefits      assets           benefits       assets
                                                           ----------------------------------------------------------
        Actuarial present value of benefit obligations:
              Vested benefit obligation                        $32,588       $  2,491         $29,317        $  2,023
                                                                ======          =====          ======         =======
              Accumulated benefit obligation,
                including vested benefits                       32,823          2,702          29,103           2,163
                                                                ======          =====          ======          ======
        Projected benefit obligation for
              services rendered to date                         37,520          2,702          32,341           2,163
        Plan assets at fair value (primarily equity
              and debt instruments)                             39,945          2,368          33,234           1,978
                                                                ------          -----          ------         -------
        Plan assets in excess of (less than)
              projected benefit obligation                       2,425           (334)            893            (185)
        Unrecognized net loss (gain) from past
              experience different from that assumed
              and effects of changes in assumptions               (547)           668             840             468
        Adjustment for contributions made from
              measurement date to year end                           -            400               -              12
                                                                ------          -----          ------         -------
        Prepaid pension cost
              included in consolidated balance sheet           $ 1,878       $    734         $ 1,733        $    295
                                                                ======        =======          ======         =======

       Net pension cost includes the following components (in thousands):

                                          January 3,  December 28,  December 30,
                                             1998          1996        19995
                                          --------------------------------------
       Service cost                          $1,024       $ 1,033      $   779
       Interest cost                          2,557         2,463        2,241
       Actual return on plan assets          (8,708)       (2,737)      (4,363)
       Net amortization and deferral          5,793          (154)       1,839
                                             ------       -------      -------
                       Net pension cost     $   666      $    605      $   496
                                             ======       =======       ======



       Assumptions used in accounting for the employee benefit pension plans were:

                                          January 3,  December 28,  December 30,
                                             1998         1996          1995
                                          --------------------------------------
       Weighted average discount rate        7.25%        7.75%        7.50%
       Rate of increase in future
         compensation levels                 5.15%        5.02%        5.90%
       Expected long-term rate of
         return on assets                    9.25%        8.75%        8.75%



       The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans' net assets is not available. The cost of such plans amounted to $1,529,000, $1,333,000, and $1,288,000, for the years ended
       January 3, 1998, December 28, 1996, and December 30, 1995, respectively.


(14)   NET SALES

       The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries. Total export sales were $101,040,000, $119,055,000, and $169,829,000, for the years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

       Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company's net sales in 1997, 1996, and 1995.


(15)  CONTINGENCIES

      (a)   ENVIRONMENTAL

      Blue Earth

      In July 1997, the Company, the United States Attorney for the District of Minnesota, and the State of Minnesota received Court approval of the proposed settlement to resolve the government's criminal claims relating to environmental law violations at the Company's Blue Earth rendering plant. The specific violations are contained in the Indictment against the Company filed on December 16, 1996, and the Plea Agreement accepted in July 1997. These violations relate to improper sampling, testing, and reporting of waste contaminants in order to conceal discharges in excess of the permitted levels. The Court approved the Plea Agreement under which Darling has paid $2.7 million in criminal fines and penalties, as well as $1.0 million in restitution and remediation. A consent Decree (the "Decree") to resolve all state and federal civil and administrative claims related to the Blue Earth allegations was approved by the Court in September 1997. Pursuant to the Decree Darling paid $300,000 in civil and administrative penalties, and is undertaking other requirements of the Decree. The Company recorded a provision for loss contingency of $6.1 million during Fiscal 1996 to cover the expected cost of the settlement as well as legal, environmental and other related costs.

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

     Underground Storage Tanks

     The Company's processing operations do not produce hazardous or toxic wastes; however, the Company does operate underground fuel storage tanks ("UST's") that are subject to federal, state and local laws and regulations. As of January 3, 1998, the Company has removed or closed 177 of its 183 UST's.


 (b) LITIGATION

     Petruzzi

     An antitrust class action suit was filed in 1986 by Petruzzi IGA Supermarkets in the United States District Court for the Middle District of Pennsylvania (the "Class Action Suit") seeking damages from the Company. On September 14, 1995, the Company entered into a settlement agreement providing for the disposal of all claims in the Class Action Suit. The settlement was approved by the District Court on December 20, 1995. On August 18, 1997 the District Court awarded plaintiffs attorney's fees of $1.3 million from the Company which was paid on October 3, 1997.

     Other Litigation

     The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to the release of unacceptable odors from some of its processing facilities.

     The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

     The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $4.3 million and $13.3 million at January 3, 1998. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $15.7 million and $20.8 million at January 3, 1998 and December 28, 1996, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                              Year Ended January 3, 1998
                                            -------------------------------------------------------------------
                                            First Quarter     Second Quarter     Third Quarter   Fourth Quarter
         Net sales                              $125,809          $128,796          $114,455         $129,361
         Operating income                          4,273             9,767             2,294            5,613
         Net earnings (loss)                         386             3,812              (523)           1,734
         Basic earnings (loss) per share            0.02              0.25             (0.03)            0.11
         Diluted earnings (loss) per share          0.02              0.23             (0.03)            0.10


                                                             Year Ended December 28, 1996
                                          ----------------------------------------------------------------------
                                            First Quarter     Second Quarter     Third Quarter   Fourth Quarter
          Net sales                             $109,741          $114,253          $127,249         $137,672
          Operating income                         8,918             9,223             3,203            6,092
          Net earnings (loss)                      3,931             3,613            (1,253)           1,382
          Basic earnings (loss) per share           0.26              0.24             (0.08)            0.09
          Diluted earnings (loss) per share         0.24              0.22             (0.08)            0.08



   SCHEDULE II

                                               Valuation and Qualifying Accounts
                                                         (In thousands)

                                                               Additions Charged to:
                                            Balance at      ------------------------                 Balance at
                                            Beginning        Costs and                               End of
               Description                  of Period        Expenses     Other         Deductions   Period
--------------------------------------      ----------      -----------   ---------     ----------   -------------
Accumulated amortization of
  collection routes and contracts:

Year ended January 3, 1998                  $   3,222       $    6,441    $       -     $    963     $   8,700
                                             ========        =========     ========      =======      ========

Year ended December 28, 1996                $   7,854       $    5,036    $       -     $  9,668     $   3,222
                                             ========        =========     ========      =======      ========

Year ended December 30, 1995                $   3,877       $    3,977    $       -     $      -     $   7,854
                                             ========        =========     ========      =======      ========

Accumulated amortization of
goodwill:

Year ended January 3, 1998                  $      293      $      656    $       -     $      -     $     949
                                             =========       =========     ========      =======      ========
Year ended December 28, 1996                $        -      $      293    $       -     $      -     $     293
                                             =========       =========     ========      =======      ========



Note: Deductions consist of the write-off of fully amortized collection routes and contracts in 1996 and 1997.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company paid Denis Taura, a director of the Company, fees and expenses of $63,368 related to management consulting services provided to the Company.

         Fredrick J. Klink, a director of the Company, is a partner in the law firm of Dechert, Price & Rhodes. The Company paid Dechert, Price & Rhodes fees for the performance of various legal services.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Documents filed as part of this report:

              (1) The following  consolidated  financial statements are included in Item 8.
                                                                         Pages
                  Independent Auditors' Report                             20
                  Consolidated Balance Sheets-
                      January 3, 1998 and December 28, 1996                21
                  Consolidated Statements of Operations -
                      Three years ended January 3, 1998                    22
                  Consolidated Statements of Stockholders' Equity -
                      Three years ended January 3, 1998                    23
                  Consolidated Statements of Cash Flows -
                      Three years ended January 3, 19998                   24
                  Notes to Consolidated Financial Statements -
                      January 3, 1998 and December 28, 1996                25
                  Quarterly Data                                           40


              (2) The following financial statement schedule is included in Item 8.

                      Schedule II - Valuation and Qualifying Accounts      41

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

                   3.1 *     Restated Certificate of Incorporation of the
                             Company.

                   3.2  *    Amended and Restated Bylaws of the Company.

                   4.1  *    Specimen Common Stock Certificate.

                   10.1 **** Credit Agreement,  dated as of June 5, 1997,
                             among Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-agents, and other banks as named therein.

                   10.2 *    Registration Rights Agreement, as amended.

                   10.3 *    Form of Indemnification Agreement.

                   10.4 * Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

                   10.5 P Leases, dated July 1, 1996, between the Company and the City and County of San Francisco.

                   10.6 *    1993 Flexible Stock Option Plan.

                   10.7 ***  International Swap Dealers Association,  Inc.
                             (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

                  10.7(a)*** International Swap Dealers Association, Inc. (ISDA)
                             Master Agreement and Schedule between Credit
                             Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

                  10.7(b)*** International Swap Dealers Association, Inc. (ISDA)
                            Master Agreement and Schedule between Credit
                            Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

                   10.8 *   Form of Executive Severance Agreement.

                   10.9 *   1994 Employee Flexible Stock Option Plan.

                   10.10*   Non-Employee Directors Stock Option Plan.

                   10.11** Employment Agreement, dated as of March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

                   10.12****** Separation Agreement dated as of September 24,
                            1996, by and between Kenneth A. Ghazey and Darling International Inc.

                   11       Statement re computation of per share earnings.

                   21       Subsidiaries of the Registrant.

                   23       Consent of KPMG Peat Marwick LLP.

                   27       Financial Data Schedule

                      *     Incorporated by reference from the Registrant's
                               Registration Statement on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
                      **    Incorporated by reference to Form 10-Q filed May 8,
                               1995.
                      ***   Incorporated by reference to Form 10-Q filed August
                               7, 1997.
                      ****  Incorporated by reference to Form 8-K filed June 5,
                               1997.
                      ***** Incorporated by reference to Form 8-K filed
                               September 13, 1996.
                      P     Filed pursuant to temporary hardship exemption under
                               cover of Form SE.
                      ****** Incorporated by reference to Form 10-K filed March
                               25, 1997.


                  (b)  Reports on Form 8-K:
                       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended January 3, 1998 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 31st day of March, 1998.

                                          DARLING INTERNATIONAL INC.


                                           By:   /s/ Dennis B. Longmire
                                              ---------------------------------
                                                     Dennis B. Longmire
                                                      Chairman of the Board and
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                           Date

  /s/   Dennis B. Longmire        Chairman of the Board and       March 31, 1998
        ------------------         Chief Executive Officer
        Dennis B. Longmire         (Principal Executive Officer)


  /s/   John O. Muse              Vice President,                 March 31, 1998
        ------------------         Chief Financial Officer
        John O. Muse               (Principal Financial Officer)

  /s/   Mark C. Levy              Vice President and Controller   March 31, 1998
        ------------------         (Principal Accounting Officer)
        Mark C. Levy

  /s/   Bruce Waterfall           Director                        March 31, 1998
        -----------------
        Bruce Waterfall

  /s/   Fredric J. Klink          Director                        March 31, 1998
        -----------------
        Fredric J. Klink

  /s/   William Westerman         Director                        March 31, 1998
        -----------------
        William Westerman

  /s/   Denis J. Taura            Director                        March 31, 1998
        -----------------
        Denis J. Taura

                                INDEX TO EXHIBITS


  Exhibit
    No.         Description                                                 Page
  -------       ---------------                                             ----
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

    3.1  *      Restated Certificate of Incorporation of the Company.

    3.2  *      Amended and Restated Bylaws of the Company.

    4.1  *      Specimen Common Stock Certificate.

    10.1 ****   Credit  Agreement,  dated as of June 5,  1997,  among
                Darling  International  Inc.,  BankBoston,  N.A.,  Comerica
                Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank
                (Texas), National Association as Co-agents, and other banks as named therein.

    10.2 *      Registration Rights Agreement, as amended.

    10.3 *      Form of Indemnification Agreement.

    10.4 * Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

    10.5 P Leases, dated July 1, 1996, between the Company and the City and County of San Francisco.

    10.6 *      1993 Flexible Stock Option Plan.

    10.7 *** International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

    10.7(a)*** International Swap Dealers Association, Inc. (ISDA) Master
               Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

    10.7(b)*** International Swap Dealers Association, Inc. (ISDA) Master
               Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

    10.8 *     Form of Executive Severance Agreement.

    10.9 *     1994 Employee Flexible Stock Option Plan.

    10.10*     Non-Employee Directors Stock Option Plan.

    10.13 ** Employment Agreement, dated as of March 31, 1995, between Darling International Inc. and Dennis B. Longmire.

    10.14****** Separation Agreement dated as of September 24, 1996, by and between Kenneth A. Ghazey and Darling International Inc.

    11         Statement re computation of per share earnings.                49

    21         Subsidiaries of the Registrant.                                50

    23         Consent of KPMG Peat Marwick LLP.                              51

    27         Financial Data Schedule                                        52


    * Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed July 15, 1994(Registration No. 33-79478).
    **    Incorporated by reference to Form 10-Q filed May 8, 1995.
    ***   Incorporated by reference to Form 10-Q filed August 7, 1997.
    ****  Incorporated by reference to Form 8-K filed June 5, 1997.
    ***** Incorporated by reference to Form 8-K filed September 13, 1996.
    P     Filed pursuant to temporary hardship exemption under cover of Form SE.
    ******Incorporated by reference to Form 10-K filed March 25, 1997.

                           DARLING INTERNATIONAL INC.
                                   EXHIBIT 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



The following table details the computation of basic and diluted earnings per common share, in thousands except per share data:


                                                                          January 3,         December 28,      December 30,
                                                                            1998                1996              1995
----------------------------------------------------                      ----------         -----------       ---------
Net earnings available to common stock                                    $  5,409           $  7,674          $  14,380
                                                                           =======            =======           ========

Shares (Basic):

Weighted average number of common shares outstanding                        15,519             15,375             15,138
                                                                           =======            =======           ========
Basic earnings per share                                                  $   0.35           $   0.50          $    0.95
                                                                           =======            =======           ========


Shares (Diluted):

Weighted average number of common shares outstanding                        15,519             15,375             15,138

Additional shares assuming exercise of stock options                           942              1,299                828
                                                                           -------            -------           --------

Average common shares outstanding and equivalents                           16,461             16,674             15,966
                                                                           =======            =======           ========

Diluted earnings per share                                                $   0.33           $   0.46          $    0.90
                                                                           =======            =======           ========

                           DARLING INTERNATIONAL INC.
                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT





    Subsidiary                                      State of Incorporation

    International Processing Corporation            Georgia

                           DARLING INTERNATIONAL INC.

                                   EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Darling International Inc.:


     We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling
International Inc. of our report dated February 20, 1998, relating to the consolidating balance sheets of Darling International Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1998, and the related schedule, which report appears in the January 3, 1998 annual report on Form 10-K of Darling International Inc.



                                                    KPMG Peat Marwick LLP



Dallas, Texas
March 30, 1998