Form 10-Q
period 1998-04-04
DARLING INTERNATIONAL INC
filed 1998-05-19
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 1998

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

                           YES   /X/             NO   /  /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of 15,580,152, was May 15, 1998.

                      DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 1998


                                TABLE OF CONTENTS

                                                                        Page No.

                          PART I: Financial Information


Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  3
                April 4, 1998 (unaudited) and January 3, 1998

            Consolidated Statements of Operations (unaudited).  .  .  .  .  . 4
                Three Months Ended April 4, 1998 and March 29, 1997

            Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  . 5
                Three Months Ended April 4, 1998 and March 29, 1997

            Notes to Consolidated Financial Statements (unaudited).  .  .  .  6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  .  .  .  .  .  .   9


                                         PART II:  Other Information

Item 1.    LEGAL PROCEEDINGS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    13

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .     13

         Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   14

         Index to Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  15

                      DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        April 4, 1998 and January 3, 1998
                (in thousands, except shares and per share data)

                                                    April 4,         January 3,
                                                      1998              1998
                                                   ----------        ---------
                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                       $   3,494        $   2,955
     Accounts receivable                                23,913           32,459
     Inventories                                        12,828           13,897
     Prepaid expenses                                    2,418            3,459
     Deferred income tax assets                          4,252            4,006
     Other                                                 682              383
                                                      --------         --------
         Total current assets                           47,587           57,159

Property, plant and equipment, less accumulated
   depreciation of $88,659 at April 4, 1998 and
   $81,552 at January 3, 1998                          169,160          170,636
Collection routes and contracts, less accumulated
   amortization of $10,312 at April 4, 1998 and
   $8,700 at January 3, 1998                            59,776           58,715
Goodwill, less accumulated amortization of $1,191
   at April 4, 1998 and $949 at January 3, 1998         20,747           20,902
Other assets                                             5,256            5,565
                                                      --------         --------
                                                     $ 302,526        $ 312,977
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $   5,113        $   5,113
     Accounts payable, principally trade                17,872           22,426
     Accrued expenses                                   24,549           25,385
     Accrued interest                                      933              911
                                                      --------         --------
         Total current liabilities                      48,467           53,835
Long-term debt, less current portion                   138,208          142,181
Other non-current liabilities                           22,304           21,391
Deferred income taxes                                   25,145           25,814
                                                      ---------        --------
         Total liabilities                             234,124          243,221
                                                      --------         --------
Stockholders' equity
   Common stock, $.01 par value;
     25,000,000 shares authorized;  15,580,152 and
     15,563,037 shares issued and outstanding at
     April 4, 1998 and at January 3, 1998, respectively    156              156
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued                                 -                -
   Additional paid-in capital                           34,830           34,780
   Retained earnings                                    33,416           34,820
   Accumulated other comprehensive income                    -                -
                                                      --------         --------
         Total stockholders' equity                     68,402           69,756
                                                      --------         --------
Contingencies (note 3)
                                                     $ 302,526        $ 312,977
                                                      ========         ========

              The accompanying notes are an integral part of these
                    consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three months ended April 4, 1998 and March 29, 1997
                      (in thousands, except per share data)



                                                  Three Months Ended
                                                  ------------------
                                              April 4,            March 29,
                                                1998                1997
                                             ------------        ------------
                                                       (unaudited)

Net sales                                      $ 108,084            $ 125,809
Costs and expenses:
   Cost of sales and operating expenses           87,432              102,365
   Selling, general and administrative expenses   10,774               11,196
   Depreciation and amortization                   9,089                7,975
                                                --------             --------
       Total costs and expenses                  107,295              121,536
                                                --------             --------
       Operating income                              789                4,273
                                                --------             --------

Other income (expense):
   Interest expense                               (3,108)             (3,656)
   Other, net                                         77                 104
                                                --------             -------
       Total other income (expense)               (3,031)             (3,552)
                                                --------             -------
       Income (loss) before income taxes          (2,242)                721

Income tax expense (benefit)                        (838)                335
                                                 -------             -------
       Net earnings (loss)                      $ (1,404)           $    386
                                                 =======             =======

Basic earnings (loss) per common share          $  (0.09)           $   0.02
                                                 =======             =======
Diluted earnings (loss) per common share        $  (0.09)           $   0.02
                                                 =======             =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED  STATEMENTS  OF CASH FLOWS
              Three months ended April 4, 1998 and March 29, 1997
                                 (in thousands)


                                                      Three Months Ended
                                                    April 4,       March 29,
                                                      1998            1997
                                                    ---------      ---------
                                                          (unaudited)

Cash flows from operating activities:
  Net earnings (loss)                               $ (1,404)         $   386
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                     9,089            7,975
     Deferred income tax                                (915)            (194)
     Loss on sales of assets                              27                5
     Changes in operating assets and liabilities:
      Accounts receivable                              8,546            8,174
      Inventories and prepaid expenses                 2,110           (4,711)
      Accounts payable and accrued expenses           (5,389)          (7,748)
      Accrued interest                                    22           (2,335)
      Other                                             (394)            (208)
                                                     --------         -------
         Net cash provided by operating activities     11,692           1,344
                                                     --------         -------

Cash flows from investing activities:
     Recurring capital expenditures                    (5,913)        (4,253)
     Capital expenditures related to acquisitions           -         (1,825)
     Gross proceeds from sale of property, plant
      and equipment and other assets                       87             73
     Payments related to routes and other intangibles    (407)        (2,352)
                                                      --------        -------
              Net cash used in investing activities    (6,233)        (8,357)
                                                      --------        -------

Cash flows from financing activities:
     Proceeds from long-term debt                      23,499         27,724
     Payments on long-term debt                       (27,472)       (30,773)
     Contract payments                                   (997)           316
     Issuance of common stock                              50            175
                                                      -------        -------
              Net cash used in financing activities    (4,920)        (2,558)
                                                      --------       -------

Net increase (decrease) in cash and cash equivalents      539         (9,571)
Cash and cash equivalents at beginning of period        2,955         12,956
                                                      -------        -------
Cash and cash equivalents at end of period           $  3,494       $  3,385
                                                      =======        =======


              The accompanying notes are an integral part of these
                   consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  April 4, 1998
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month periods ended April 4, 1998 and March 29, 1997 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 3, 1998.


(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation
              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.

       (b)    Fiscal Periods
              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of January 3, 1998, and include the 13 weeks ended April 4, 1998 and the 13 weeks ended March 29, 1997.

       (c)     Earnings  Per  Common  Share
               In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement.

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

              The weighted average common shares used for basic earnings per common share was 15,567,000 and 15,477,000 for 1998 and 1997 respectively. The effect of dilutive stock options added 1,068,000 shares for 1997 for the computation of diluted earnings per common share.

(3)    Contingencies

       (a)    ENVIRONMENTAL

             Chula Vista

             The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. The RWQCB has not yet taken any formal action in response to such request.


     (b)      LITIGATION

             Other Litigation

             The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by regulatory agencies related to the release of unacceptable odors from some of its processing facilities.


             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $3.9 million and $12.9 million at April 4, 1998. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $15.1 million and $15.7 million at April 4, 1998 and January 3, 1998, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)       Changes in Accounting Principles

         (c) Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This Statement also requires that the Company classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income did not differ from net income for the periods ended April 4, 1998 and March 29, 1997.

                         DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                     FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 1998

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at April 4, 1998 and factors affecting its results of operations for the three months ended April 4, 1998 and March 29, 1997.


RESULTS OF OPERATIONS

 Three Months Ended April 4, 1998 Compared to Three Months Ended March 29, 1997


                                     GENERAL

         The Company recorded a net loss of $1.4 million for the first quarter of the fiscal year ending January 2, 1999 ("Fiscal 1998"), as compared to net earnings of $0.4 million for the first quarter of the fiscal year ended January 3, 1998 ("Fiscal 1997"). Operating income decreased $3.5 million to $0.8 million in the first quarter of Fiscal 1998 from $4.3 million in the first quarter of Fiscal 1997. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; 2) Declines in the volume of raw materials processed; and 3) Approximately $1.1 million in increased depreciation and amortization expense related to acquisitions and capital expenditures. These were partially offset by a $1.1 million decrease in steam expense. Interest expense decreased from $3.7 million in Fiscal 1997 to $3.1 million in Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, resulting in a lower overall interest rate.

                                    NET SALES

         The Company collects and processes animal by-products (fat, bones and offal), used restaurant cooking oil, and bakery by-products to produce finished products of tallow, meat and bone meal, yellow grease and dried bakery product. In addition, the Company provides grease trap collection services to Restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute less than 10% of total sales.

         During the first quarter of Fiscal 1998, net sales decreased 14.1%, to $108.1 million as compared to $125.8 million during the first quarter of Fiscal 1997 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $15.2 million decrease in sales in the first quarter of Fiscal 1998 versus the first quarter of Fiscal 1997. The Company's average yellow grease prices were 24.4% lower, average tallow prices were 16.6% lower, average meat and bone meal prices were 26.8% lower, and average corn prices were 8.3% lower; 2) Decreases in the volume of raw materials processed resulted in a $3.1 million decrease in sales, offset by $1.6 million in yield gains; and 3) Decreases in finished hides sales accounted for $1.4 million in sales decreases.

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

         During the first quarter of Fiscal 1998, cost of sales and operating expenses decreased $14.9 million (14.6%) to $87.4 million as compared to $102.4 million during the first quarter of Fiscal 1997 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, meat and bone meal and corn resulted in decreases of $11.7 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $2.7 million in cost of sales and operating expenses; and 3) Decreases in steam cost resulted in a $1.1 million decrease in operating expenses.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $10.8 million during the first quarter of Fiscal 1998, a $0.4 million decrease from $11.2 million for the first quarter of Fiscal 1997. The repurchase of stock options held by the former president of the Company in the first quarter of 1997 resulted in a decrease of $1.7 million, somewhat offset by approximately $0.5 million in increased expenses related to the functional reorganization of the Company by line of business and other expenses related to legal and environmental matters.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $1.1 million to $9.1 million during the first quarter of Fiscal 1998 as compared to $8.0 million during the first quarter of Fiscal 1997. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions. The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 were restated at fair market value and depreciated over estimated remaining lives of 5-15 years.

                                INTEREST EXPENSE

         Interest expense decreased $0.6 million from $3.7 million during the first quarter of Fiscal 1997 to $3.1 million during the first quarter of Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997 at a lower overall rate of interest.

                                  INCOME TAXES

         The income tax benefit of $0.8 million for the first quarter of Fiscal 1998 consists of federal tax benefit and various state and foreign taxes. This is a decrease of $1.2 million from $0.3 million income tax expense during the first quarter of Fiscal 1997.

                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $5.9 million during the first quarter of Fiscal 1998 compared to capital expenditures of $6.1 million during the first quarter of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. As of April 4, 1998 the Company was in compliance with all provisions of the Credit Agreement.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest payable monthly at LIBOR (5.6875% at April 4, 1998), plus a margin (the "Credit Margin") (1.25% at April 4, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999: $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of April 4, 1998, $45,000,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.6211% to 5.6875% at April 4, 1998) plus the Credit Margin as well as portions at a Base Rate (8.50% at April 4, 1998) or, for swingline advances, at the Base Rate. Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of April 4, 1998, $98,180,000 was outstanding under the Revolving Credit Facility. As of April 4, 1998, the Company had outstanding irrevocable letters of credit aggregating $8,373,000.

         The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of April 4, 1998 no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At April 4, 1998, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation of $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

         On April 4, 1998, the Company had a working capital deficit of $0.9 million and its working capital ratio was 0.98 to 1 compared to working capital of $3.3 million and a working capital ratio of 1.06 to 1 on January 3, 1998. This decrease in working capital is mainly attributable to decreases in accounts receivable due to lower finished goods prices. Net cash provided by operating activities has increased $10.4 million from $1.3 million during the first quarter of Fiscal 1997 to $11.7 million during the first quarter of Fiscal 1998. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.

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


FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Future profitability may be effected by the Company's ability to grow its restaurant services business and the development of its value-added feed ingredients, all of which face competition from companies which may have substantially greater resources than the Company.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 1998

                           PART II: Other Information


Item 1.  LEGAL PROCEEDINGS

         The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended April 4, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   Exhibits No.               Description

   3.1*    Restated Articles of Incorporation.

   3.2     Amended and Restated Bylaws, dated March 10, 1994 and March 31, 1995.

   10.13 Master Lease Agreement between NBD and Darling International Inc. dated as of February 17, 1998.

   11 Statement re-computation of per share earnings.

   27      Financial Data Schedule


   * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-79478).



(b)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the three months ended April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DARLING INTERNATIONAL INC.
                                   Registrant



Date:  May 18, 1998                   By:  /s/  Dennis B. Longmire
                                        --------------------------------
                                                Dennis B. Longmire
                                                Chairman and
                                                Chief Executive Officer



Date:  May 18, 1998                   By:   /s/  John O. Muse
                                        --------------------------------
                                                 John O. Muse
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 1998

                                INDEX TO EXHIBITS

Exhibits No.               Description                                 Page No.


3.1*      Restated Articles of Incorporation

3.2       Amended and Restated Bylaws, dated March 10, 1994 and March 31, 1995.

10.13     Master Lease Agreement between NBD and Darling
          International Inc. dated as of February 17, 1998.                 17

11        Statement re-computation of per share earnings.                   16

27        Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-79478).

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



       The following table details the computation of basic and diluted earnings
       (loss) per common share, in thousands except per share data.



                                                        Three Months Ended
                                                 -----------------------------
                                                     April 4,         March 29,
                                                       1998              1997
     ------------------------------------------- ----------------- ------------
     Earnings (Basic):
           Net earnings (loss) available
           to common stock                          $  (1,404)        $    386
                                                     ========          =======
     Shares (Basic):
     Weighted average number of
        common shares outstanding                      15,567           15,477
                                                      =======          =======
     Basic earnings (loss) per common share         $   (0.09)        $   0.02
                                                      =======          =======

     ------------------------------------------- ----------------- ------------
     Earnings (Diluted):
            Net earnings (loss) available
            to common stock                         $  (1,404)        $    386
                                                      =======          =======
     Shares (Diluted):
     Weighted average number of
        common shares outstanding                      15,567           15,477
     Additional shares assuming exercise of
        stock options                                       -            1,068
                                                      -------           ------
     Average common shares outstanding
        and equivalents                                15,567           16,545
                                                      =======           ======

     Diluted earnings (loss) per common share        $  (0.09)        $   0.02
                                                      =======          =======
     =========================================== ================= ============