Form 10-Q
period 1998-07-04
DARLING INTERNATIONAL INC
filed 1998-08-18
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended July 4, 1998

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

                                 YES /X/          NO / /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 14, was 15,587,292.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                FORM 10-Q FOR THE THREE MONTHS ENDED JULY 4, 1998


                                TABLE OF CONTENTS



                                                                       Page No.
                          PART I: FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets  .  .  .  .  .  .  .  .  .  .  .  .  .   3
           July 4, 1998 (unaudited) and January 3, 1998

         Consolidated Statements of Operations (unaudited) .  .  .  .  .  .   4
           Three Months and Six Months Ended July 4, 1998 and June 28, 1997

         Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  . 5
           Six Months Ended July 4, 1998 and June 28, 1997

         Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .  .  .  .  .  .  .   9


                           PART II: OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K  .  .  .  .  .  .  .  .  .  .   16

         Signatures  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  17

         Index to Exhibits .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        July 4, 1998 and January 3, 1998
                (in thousands, except shares and per share data)

                                                        July 4,      January 3,
                                                         1998           1998
                                                       ---------     ---------
                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $   3,279     $   2,955
     Accounts receivable                                    21,855        32,459
     Inventories                                            12,647        13,897
     Prepaid expenses                                        6,402         3,459
     Deferred income tax assets                              3,448         4,006
     Other                                                     661           383
                                                         ---------     ---------
         Total current assets                               48,292        57,159

Property, plant and equipment, less accumulated
   depreciation of $95,998 at July 4, 1998 and
   $81,552 at January 3, 1998                              164,415       170,636
Collection routes and contracts, less accumulated
   amortization of $11,914 at July 4, 1998 and
   $8,700 at January 3, 1998                                58,140        58,715
Goodwill, less accumulated amortization of $1,381
   at July 4, 1998 and $949 at January 3, 1998              20,560        20,902
Other assets                                                 4,670         5,565
                                                         ---------     ---------
                                                         $ 296,077     $ 312,977
                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                   $   5,113     $   5,113
     Accounts payable, principally trade                    19,577        22,426
     Accrued expenses                                       25,301        25,385
     Accrued interest                                          919           911
                                                         ---------     ---------
         Total current liabilities                          50,910        53,835
Long-term debt, less current portion                       130,750       142,181
Other non-current liabilities                               25,901        21,391
Deferred income taxes                                       22,732        25,814
                                                         ---------     ---------
         Total liabilities                                 230,293       243,221
                                                         ---------     ---------
Stockholders' equity
     Common stock, $.01 par value; 25,000,000 shares
       authorized;  15,582,912 and 15,563,037 shares
       issued and outstanding at July 4, 1998 and at
       January 3, 1998, respectively                           156           156
     Preferred stock, $0.01 par value; 1,000,000
       shares authorized, none issued                            -             -
     Additional paid-in capital                             34,841        34,780
     Retained earnings                                      30,787        34,820
     Accumulated other comprehensive income                      -             -
                                                         ---------      --------
         Total stockholders' equity                         65,784        69,756
                                                         ---------      --------
Contingencies (note 3)
                                                         $ 296,077     $ 312,977
                                                         =========     =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Three months and six months ended July 4, 1998 and June 28, 1997

                      (in thousands, except per share data)



                                                             Three Months Ended              Six Months Ended
                                                         ------------------------         ---------------------
                                                          July 4,         June 28,         July 4,      June 28,
                                                           1998             1997            1998         1997
                                                         --------         --------        --------      --------
                                                                (unaudited)                     (unaudited)
Net sales                                                $ 99,271         $128,796        $207,354      $254,605
                                                          -------          -------         -------       -------

Costs and expenses:
     Cost of sales and operating expenses                  82,423          103,259         169,855       205,623
     Selling, general and administrative expenses           8,718            7,529          19,492        18,726
     Depreciation and amortization                          9,265            8,241          18,353        16,216
                                                        ---------          -------        --------      --------
        Total costs and expenses                          100,406          119,029         207,700       240,565
                                                          -------          -------        --------      --------
        Operating income (loss)                            (1,135)           9,767            (346)       14,040
                                                        ----------         -------        ---------     --------

Other income (expense):
     Interest expense                                      (2,748)          (3,699)         (5,856)       (7,354)
     Other, net                                              (438)             143            (360)          247
                                                        ----------         -------        ---------     --------
          Total other income (expense)                     (3,186)          (3,556)         (6,216)       (7,107)
                                                        ---------          -------        --------      --------
        Income (loss) before income taxes                  (4,321)           6,211          (6,562)        6,933

Income tax expense (benefit)                               (1,692)           2,399          (2,529)        2,734
                                                       -----------         -------        --------      --------
        Net earnings (loss)                            $   (2,629)        $  3,812        $ (4,033)     $  4,199
                                                        ==========         =======        =========      =======

Basic earnings (loss) per common share                 $    (0.17)        $  0.25         $ (0.26)      $ 0.27
                                                        ==========         =======        ========       =====

Diluted earnings (loss) per common share               $    (0.17)        $  0.23         $ (0.26)      $ 0.26
                                                        ==========         =======        ========       =====


                   The accompanying notes are an integral part of these consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS Six months
                      ended July 4, 1998 and June 28, 1997
                                 (in thousands)


                                                             Six Months Ended
                                                         July 4,        June 28,
                                                           1998           1997
                                                       ----------       --------
                                                               (unaudited)

Cash flows from operating activities:
   Net earnings (loss)                                 $ (4,033)       $  4,199
   Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                      18,353          16,216
      Deferred income tax expense (benefit)              (2,524)           (723)
      Gain on sales of assets                               (13)           (622)
      Changes in operating assets and liabilities
       net of effects from  acquisitions:
        Accounts receivable                              10,604           3,652
        Inventories and prepaid expenses                 (1,718)         (1,471)
        Accounts payable and accrued expenses            (2,932)         (3,133)
        Accrued interest                                      8          (3,765)
        Other                                             6,856           3,746
                                                       --------         --------
            Net cash provided by operating activities    24,601          18,099
                                                       --------         --------

Cash flows from investing activities:
     Recurring capital expenditures                      (8,616)        (10,289)
     Capital expenditures related to acquisitions             -          (1,001)
     Net proceeds from sale of property, plant and
       equipment and other assets                           172           5,051
     Payments related to routes and other intangibles    (2,733)         (3,607)
                                                       --------         --------
              Net cash used in investing activities     (11,177)         (9,846)
                                                       --------         --------

Cash flows from financing activities:
     Proceeds from long-term debt                        45,811         201,044
     Payments on long-term debt                         (57,242)       (214,589)
     Contract payments                                   (1,730)           (737)
     Deferred loan costs                                      -            (965)
     Issuance of common stock                                61             196
                                                       --------         --------
              Net cash used in financing activities     (13,100)       ( 15,051)
                                                       --------         --------

Net increase (decrease) in cash and cash equivalents        324          (6,798)
Cash and cash equivalents at beginning of period          2,955          12,956
                                                       --------         --------
Cash and cash equivalents at end of period             $  3,279        $  6,158
                                                       ========         ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  July 4, 1998
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month and six month periods ended July 4, 1998 and June 28, 1997 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
       (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 3, 1998.



(2)    Summary of Significant Accounting Policies


       (a)    Basis of Presentation
              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              balances and transactions have been eliminated in consolidation.


       (b)    Fiscal Periods
              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of January 3, 1998, and include the 13 and 26 weeks ended July 4, 1998, and the 13 and 26 weeks ended June 28, 1997.


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

               Basic earnings (loss) per common share are computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options. All prior-period earnings (loss) per share amounts have been restated in accordance with SFAS No. 128.

               The weighted average common shares used for basic earnings (loss) per common share was 15,580,000 and 15,574,000 for the three months and six months ended July 4, 1998, and 15,504,000 and 15,489,000 for the three months and six months ended June 28, 1997. The effect of dilutive stock options added 831,000 and 945,000 shares for the three months and six months ended June 28, 1997. For the three months and six months ended July 4, 1998, no stock options were included in the calculation of diluted earnings (loss) per common share as the effect was antidilutive.

(3)    Contingencies

       (a)    ENVIRONMENTAL

             Chula Vista

             The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq.
             Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997 the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. In June 1998 the RWQCB provided a letter to assure potential purchasers and lenders of limitations on their liability connected to the balance of the Site (approximately 30 acres) in order to facilitate a potential sale. The Company continues to work with the RWQCB to define the scope of an additional order which will address the Company's future obligations for that remaining portion of the Site.


     (b)     LITIGATION

             Other Litigation

             The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by regulatory agencies related to the release of unacceptable odors from some of its processing facilities.

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $3.8 million and $12.8 million at July 4, 1998. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $21.6 million and $15.7 million at July 4, 1998 and January 3, 1998, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.



(4)       Changes in Accounting Principles

          Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This Statement also requires that the Company classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income did not differ from net income for the periods ended July 4, 1998 and June 28, 1997.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JULY 4, 1998

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at July 4, 1998 and factors affecting its results of operations for the three months and six months ended July 4, 1998 and June 28, 1997.


RESULTS OF OPERATIONS

   Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997


                                     GENERAL

         The Company recorded a net loss of $2.6 million for the second quarter of the fiscal year ending January 2, 1999 ("Fiscal 1998"), as compared to net earnings of $3.8 million for the second quarter of the fiscal year ended January 3, 1998 ("Fiscal 1997"). Operating income decreased $10.9 million to an operating loss of $1.1 million in the second quarter of Fiscal 1998 from operating income of $9.8 million in the second quarter of Fiscal 1997. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; 2) Declines in the volume of raw materials processed; and
3) Approximately $1.1 million in increased depreciation and amortization expense related to acquisitions and capital expenditures. Interest expense decreased from $3.7 million in Fiscal 1997 to $2.7 million in Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, resulting in a lower overall interest rate.

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

         During the second quarter of Fiscal 1998, net sales decreased 22.9%, to $99.3 million as compared to $128.8 million during the second quarter of Fiscal 1997 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $20.3 million decrease in sales in the second quarter of Fiscal 1998 versus the second quarter of Fiscal 1997. The Company's average yellow grease prices were 16.2% lower, average tallow prices were 4.9% lower, and average meat and bone meal prices were 37.9% lower. Average corn prices were 16.5% lower; 2) Decreases in the volume of raw materials processed resulted in a $3.8 million decrease in sales; 3) Decreases in finished hides sales accounted for $2.0 million in sales decreases; 4) Inventory changes accounted for an additional decrease of $4.9 million in sales; and 5) Service charge income increased $1.4 million to somewhat offset the other decreases.

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

         During the second quarter of Fiscal 1998, cost of sales and operating expenses decreased $20.9 million (20.2%) to $82.4 million as compared to $103.3 million during the second quarter of Fiscal 1997 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, meat and bone meal and corn resulted in decreases of $17.0 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $2.4 million in cost of sales and operating expenses; and 3) Changes in inventory levels resulted in an approximately $4.0 million decrease in cost of sales, offset by a $3.0 million increase in product purchased for resale.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $8.7 million during the second quarter of Fiscal 1998, a $1.2 million increase from $7.5 million for the second quarter of Fiscal 1997. This increase resulted from a favorable $1.9 million insurance settlement of certain property and casualty claims from past insurers which was recorded during the second quarter of 1997. This was somewhat offset by a $0.7 million decrease in labor costs.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $1.1 million to $9.3 million during the second quarter of Fiscal 1998 as compared to $8.2 million during the second quarter of Fiscal 1997. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions. The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 were restated at fair market value and depreciated over estimated remaining lives of 5-15 years.


                                INTEREST EXPENSE

         Interest expense decreased $1.0 million from $3.7 million during the second quarter of Fiscal 1997 to $2.7 million during the second quarter of Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997 at a lower overall rate of interest.


                                  INCOME TAXES

         The income tax benefit of $1.7 million for the second quarter of Fiscal 1998 consists of federal tax benefit and various state and foreign taxes. This is a decrease of $4.1 million from $2.4 million income tax expense during the second quarter of Fiscal 1997.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $2.7 million during the second quarter of Fiscal 1998 compared to capital expenditures of $4.9 million during the second quarter of Fiscal 1997.

    Six Months Ended July 4, 1998 Compared to Six Months Ended June 28, 1997


                                     GENERAL

         The Company recorded a net loss of $4.0 million for the first six months of Fiscal 1998, as compared to net earnings of $4.2 million for the first six months of Fiscal 1997. Operating income decreased from $14.0 million in the first six months of Fiscal 1997 to an operating loss of $0.3 million in the first six months of Fiscal 1998. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; 2) Declines in the volume of raw materials processed; and 3) Approximately $2.2 million in increased depreciation and amortization expense related to acquisitions and capital expenditures. Interest expense decreased from $7.4 million to $5.9 million in Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, resulting in a lower overall interest rate.


                                    NET SALES

         During the first six months of Fiscal 1998, net sales decreased by $47.2 million (18.5%) to $207.4 million as compared to $254.6 million during the first six months of Fiscal 1997, primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $46.5 million decrease in sales in the first six months of Fiscal 1998, versus the first six months of Fiscal 1997. The Company's average yellow grease prices were 20.6% lower, average tallow prices were 11.3% lower, and average meat and bone meal prices were 32.5% lower. Average corn prices were 12.5% lower; 2) Decreases in the volume of raw materials processed resulted in a $6.9 million decrease in sales, offset by $1.5 million in yield gains; 3) Decreases in finished hides sales accounted for $4.9 million in sales decreases; and 4) Increases in service charge income of $2.8 million and inventory changes of $5.0 million somewhat offset the decreases.



                      COST OF SALES AND OPERATING EXPENSES

         During the first six months of Fiscal 1998, cost of sales and operating expenses decreased $35.7 million (17.4%) to $169.9 million as compared to $205.6 million during the first six months of Fiscal 1997, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, meat and bone meal and corn resulted in decreases of $36.4 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $4.5 million in cost of sales and operating expenses; and 3) Changes in inventory levels resulted in an approximately $3.7 million increase in cost of sales.



                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $19.5 million during the first six months of Fiscal 1998, a $0.8 million increase from $18.7 million for the first six months of Fiscal 1997. Approximately $0.5 million in increased expenses related to the functional reorganization of the Company by line of business and other expenses related to legal and environmental matters.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $2.2 million to $18.4 million during the first six months of Fiscal 1998, as compared to $16.2 million during the first six months of Fiscal 1997. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions.



                                INTEREST EXPENSE

         Interest expense decreased by $1.5 million from $7.4 million during the first six months of Fiscal 1997, to $5.9 million during the first six months of Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, at a lower overall rate of interest.



                                  INCOME TAXES

         The income tax benefit of $2.5 million for the first six months of Fiscal 1998 consists of federal tax benefit and various state and foreign taxes. This is a decrease of $5.2 million from the $2.7 million income tax expense during the first six months of Fiscal 1997.



                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $8.6 million during the first six months of Fiscal 1998, compared to capital expenditures of $11.3 million during the first six months of Fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. As of July 4, 1998 the Company was in compliance with all provisions of the Credit Agreement, as amended.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest payable monthly at LIBOR (5.6875% at July 4, 1998), plus a margin (the "Credit Margin") (1.625% at July 4, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999: $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of July 4, 1998, $43,750,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $175,000,000 with sublimits available for letters of credit and a swingline. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.6563% to 5.6992% at July 4, 1998) plus the Credit Margin as well as portions at a Base Rate (8.50% at July 4, 1998) or, for swingline advances, at the Base Rate. Additionally, the Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of July 4, 1998, $92,000,000 was outstanding under the Revolving Credit Facility. As of July 4, 1998, the Company had outstanding irrevocable letters of credit aggregating $12,445,000.

         The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. Certain financial covenants to the Credit Agreement required amendments, effective June 30, 1998, due to declines in the prices of the commodities which the Company sells, as discussed above. As of July 4, 1998, the Company was in compliance with all provisions of the Credit Agreement, as amended. If such commodity prices do not improve, the Company will seek (i) further amendments or waivers of certain covenants or (ii) alternative long-term financing. As of July 4, 1998, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At July 4, 1998, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation of $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

         On July 4, 1998, the Company had a working capital deficit of $2.6 million and its working capital ratio was 0.95 to 1 compared to working capital of $3.3 million and a working capital ratio of 1.06 to 1 on January 3, 1998. This decrease in working capital is mainly attributable to decreases in accounts receivable due to lower finished goods prices. Although operating income declined substantially the first six months of Fiscal 1998 as compared to the first six months of Fiscal 1997, overall debt declined $11.4 million during the first six months of Fiscal 1998. Net cash provided by operating activities has increased $6.5 million from $18.1 million during the first six months of Fiscal 1997 to $24.6 million during the first six months of Fiscal 1998. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.


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

         The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.


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

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JULY 4, 1998


                           PART II: Other Information


Item 1. LEGAL PROCEEDINGS

         The information required by this item is included on pages 7 and 8 of this report and is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The matters voted upon at the annual meeting of stockholders held on May 27, 1998 were as follows:

         (i) The election of five directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

                  Fredric J. Klink
                  For   13,689,200            Against/Witheld   242,259

                  Dennis B. Longmire
                  For   13,689,545            Against/Witheld   241,914

                  Denis J. Taura
                  For   13,688,095            Against/Witheld   243,364

                  Bruce Waterfall
                  For   13,689,395            Against/Witheld   242,064

                  William L. Westerman
                  For   13,689,350            Against/Witheld   242,109


         (ii) The amendment of the 1994 Employee Flexible Stock Option Plan to increase the number of shares of Common Stock, issuable thereunder from 2,052,198 shares to 2,552,198 shares. The number of votes cast for and against the proposal, as well as the number of abstentions and broker non-votes were as follows:

                  For  11,585,646      Against/Witheld  2,345,795    Abstain  18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.



  (a) Exhibits

       Exhibits No.               Description

       3.1*    Restated Articles of Incorporation.

       3.2*    Amended and Restated Bylaws, dated March 10, 1994 and
               March 31, 1995.

       10.14 Master Lease Agreement between STI and Darling International Inc. dated as of May 14, 1998.

       11      Statement re-computation of per share earnings.

       27      Financial Data Schedule


       * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-79478).



(b)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the three months ended July 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DARLING INTERNATIONAL INC.
                                      Registrant



Date:   August 18, 1998               By:  /s/  Dennis B. Longmire
                                                Dennis B. Longmire
                                                Chairman and
                                                Chief Executive Officer



Date:  August 18, 1998                By:   /s/  John O. Muse
                                                 John O. Muse
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED JULY 4, 1998

                                INDEX TO EXHIBITS

Exhibits No.               Description                                 Page No.


3.1*      Restated Articles of Incorporation

3.2*      Amended and Restated Bylaws, dated March 10, 1994 and
          March 31, 1995.

10.14     Master Equipment Lease between STI Credit Corporation and
          Darling International Inc. dated as of May 14, 1998.              19

11        Statement re-computation of per share earnings.                   18

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



                                                     Three Months Ended                  Six Months Ended
                                                 ----------------------------      ----------------------------

                                                July 4,         June 28,        July 4,        June 28,
                                                 1998             1997            1998          1997
    ---------------------------------------   ----------      ----------      ----------     ---------
    Earnings (Loss) (Basic):
          Net earnings (loss) available       $  (2,629)      $   3,812       $   (4,033)    $   4,199
          to common stock                      ========        ========        =========      ========


    Shares (Basic):
    Weighted average number of
       common shares outstanding                 15,580          15,504           15,574        15,489
                                               ========        ========        =========      ========
    Basic earnings (loss) per common share    $   (0.17)      $    0.25       $    (0.26)    $    0.27
                                               ========        ========        =========      ========

   =========================================================================================================

    Earnings (Loss) (Diluted):
          Net earnings (loss) available       $  (2,629)      $   3,812       $   (4,033)    $   4,199
          to common stock                      ========        ========        =========      ========



    Shares (Diluted):
    Weighted average number of
       common shares outstanding                 15,580          15,504           15,574       15,489
    Additional shares assuming exercise
       of stock options                               -             831                -          945
                                               --------        --------        ---------      -------
    Average common shares outstanding
       and equivalents                           15,580          16,335           15,574       16,434
                                               ========        ========        =========      =======

    Diluted earnings (loss) per
       common share                           $   (0.17)      $    0.23       $    (0.26)    $  0.26
                                               ========        ========        =========      ======
