Form 10-Q
period 1998-10-03
DARLING INTERNATIONAL INC
filed 1998-11-23
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended October 3, 1998

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

                      YES   /X/             NO   /  /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 13, 1998 was 15,589,362.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 3, 1998


                                TABLE OF CONTENTS



                                                                       Page No.

                          PART I: FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .    3
              October 3, 1998 (unaudited) and January 3, 1998

          Consolidated Statements of Operations (unaudited).  .  .  .  .  .   4
              Three Months and Nine Months Ended October 3, 1998 and
              September 27, 1997

          Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .   5
              Nine Months Ended October 3, 1998 and September 27, 1997

          Notes to Consolidated Financial Statements (unaudited).  .  .  .    6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  .  .  .  .  .  .  . 11


                         PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .    20

         Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   21

         Index to Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  22


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       October 3, 1998 and January 3, 1998
                (in thousands, except shares and per share data)

                                                                                           October 3   January 3
                                                                                              1998       1998
                                                                                           ---------   ---------
                                                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................................   $  3,398    $  2,955
     Accounts receivable ...............................................................     22,358      32,459
     Inventories .......................................................................     13,044      13,897
     Prepaid expenses ..................................................................      6,318       3,459
     Deferred income tax assets ........................................................      2,916       4,006
     Other .............................................................................        689         383
                                                                                           --------     -------
         Total current assets ..........................................................     48,723      57,159

Property, plant and equipment, less accumulated
   depreciation of $103,074 at October 3, 1998 and
   $81,552 at January 3, 1998 ..........................................................    159,886     170,636
Collection routes and contracts, less accumulated
   amortization of $13,748 at October 3, 1998 and
   $8,700 at January 3, 1998 ...........................................................     53,937      58,715
Goodwill, less accumulated amortization of $1,571
   at October 3, 1998 and $949 at January 3, 1998 ......................................     20,371      20,902
Other assets ...........................................................................      5,331       5,565
                                                                                           --------     -------
                                                                                           $288,248    $312,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (note 3) ........................................   $  7,584    $  5,113
     Long-term debt currently being renegotiated (note 3) ..............................    135,064           -
     Accounts payable, principally trade ...............................................     17,261      22,426
     Accrued expenses ..................................................................     26,512      25,385
     Accrued interest ..................................................................      1,330         911
                                                                                           --------    --------
         Total current liabilities .....................................................    187,751      53,835
Long-term debt, less current portion (note 3) ..........................................          -     142,181
Other non-current liabilities ..........................................................     22,998      21,391
Deferred income taxes ..................................................................     18,583      25,814
                                                                                           --------    --------
         Total liabilities .............................................................    229,332     243,221
                                                                                           --------    --------
Stockholders' equity
     Common stock, $.01 par value; 25,000,000 shares
        authorized;  15,589,362 and 15,563,037 shares
        issued and outstanding at October 3, 1998
        and at January 3, 1998, respectively ...........................................        156         156
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ........................................................          -           -
     Additional paid-in capital ........................................................     34,871      34,780
     Retained earnings .................................................................     23,889      34,820
                                                                                           --------    --------
         Total stockholders' equity ....................................................     58,916      69,756
                                                                                           --------    --------
Contingencies (note 4)
                                                                                           $288,248    $312,977


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three months and nine months ended
                     October 3, 1998 and September 27, 1997

                      (in thousands, except per share data)


                                                                                    Three Months Ended        Nine Months Ended
                                                                                  ---------------------     ----------------------
                                                                                    Oct. 3,    Sept. 27,      Oct. 3,    Sept. 27,
                                                                                     1998         1997         1998        1997
                                                                                  ---------    ---------    ---------    ---------
                                                                                       (unaudited)               (unaudited)
Net sales .....................................................................   $  89,234    $ 114,455    $ 296,589    $ 369,061
                                                                                  ---------     ---------    ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses .....................................      77,113       94,273      246,969      299,898
     Selling, general and administrative expenses .............................      10,141        9,591       29,633       28,316
     Depreciation and amortization ............................................       9,179        8,297       27,532       24,514
                                                                                  ---------     ---------    ---------    --------
        Total costs and expenses ..............................................      96,433      112,161      304,134      352,728
                                                                                  ---------     ---------    ---------    --------
        Operating income (loss) ...............................................      (7,199)       2,294       (7,545)      16,333
                                                                                  ---------     ---------    ---------    --------

Other income (expense):
     Interest expense .........................................................      (2,963)      (2,914)      (8,673)     (10,089)
     Other, net ...............................................................        (237)        (113)        (743)         (44)
                                                                                  ---------     ---------    ---------    --------
          Total other income (expense) ........................................      (3,200)      (3,027)      (9,416)     (10,133)
                                                                                  ---------     ---------    ---------    --------
        Income (loss) before income taxes .....................................     (10,399)        (733)     (16,961)       6,200

Income tax expense (benefit) ..................................................      (3,502)        (210)      (6,031)       2,525
                                                                                  ---------     ---------    ---------    --------
        Net earnings (loss) ...................................................   $  (6,897)   $    (523)   $ (10,930)   $   3,675
                                                                                  =========     =========    =========    ========

Basic earnings (loss) per common share ........................................   $   (0.44)   $   (0.03)   $   (0.70)   $    0.24
                                                                                   =========    =========    =========    ========

Diluted earnings (loss) per common share ......................................   $   (0.44)   $   (0.03)   $   (0.70)   $    0.22
                                                                                   =========    =========    =========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended October 3, 1998 and September 27, 1997
                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                    Oct. 3,     Sept. 27,
                                                                                     1998         1997
                                                                                   ---------    ---------
                                                                                        (unaudited)
Cash flows from operating activities:
     Net earnings (loss) .......................................................   $ (10,930)   $   3,675
     Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization ..........................................      27,532       24,514
        Deferred income tax expense (benefit) ..................................      (6,144)      (1,622)
        (Gain) loss on sales of assets .........................................         (14)          14
        Changes  in  operating  assets  and  liabilities,
          net of effects from acquisitions:
            Accounts receivable ...............................................       10,101        5,372
            Inventories and prepaid expenses ..................................       (2,038)      (4,463)
            Accounts payable and accrued expenses .............................       (4,037)      (7,357)
            Accrued interest ..................................................          419       (3,220)
            Other .............................................................        3,208          124
                                                                                   ---------    ---------
              Net cash provided by operating activities ........................      18,097       17,037
                                                                                   ---------    ---------

Cash flows from investing activities:
     Recurring capital expenditures ............................................     (11,646)     (15,524)
     Capital expenditures related to acquisitions ..............................           -       (1,005)
     Net proceeds from sale of property, plant and
        equipment and other assets .............................................         379        5,790
     Payments related to routes and other intangibles ..........................        (158)      (3,619)
                                                                                   ---------    ---------
              Net cash used in investing activities ............................     (11,425)     (14,358)
                                                                                   ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt ..............................................      71,881      233,246
     Payments on long-term debt ................................................     (76,526)    (245,272)
     Contract payments .........................................................      (1,675)      (1,047)
     Deferred loan costs .......................................................           -       (1,008)
     Issuance of common stock ..................................................          91          262
                                                                                   ---------    ---------
              Net cash used in financing activities ............................      (6,229)     (13,819)
                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents ...........................         443      (11,140)
Cash and cash equivalents at beginning of period ...............................       2,955       12,956
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $   3,398    $   1,816
                                                                                   =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 October 3, 1998
                                   (unaudited)

(1)    General

            The Company is a recycler of food processing by-products and believes that it is the largest independent processor in the United States in terms of raw material processed annually. The Company collects and recycles animal processing by-products, used restaurant cooking oil, and bakerage by-products from restaurants, butcher shops, grocery stores, bakeries, and independent meat and poultry processors nationwide. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at facilities located throughout the United States into finished products such as tallow, meat and bone meal, yellow grease, and dried bakery product. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

           The accompanying consolidated financial statements for the three month and nine month periods ended October 3, 1998 and September 27, 1997 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 3, 1998.



(2)    Summary of Significant Accounting Policies


       (a)    Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


       (b)    Fiscal Periods

          The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of January 3, 1998, and include the 13 and 39 weeks ended October 3, 1998, and the 13 and 39 weeks ended September 27, 1997.



       (c)    Earnings (Loss) Per Common Share

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

            Basic earnings (loss) per common share are computed by dividing net earnings (loss) attributable to outstanding common stock by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options. All prior-period earnings (loss) per share amounts have been restated in accordance with SFAS No. 128.

          The weighted average common shares used for basic earnings (loss) per common share was 15,585,000 and 15,578,000 for the three months and nine months ended October 3, 1998, respectively, and 15,531,000 and 15,504,000 for the three months and nine months ended September 27, 1997, respectively. The effect of dilutive stock options added 1,107,000 shares for the nine months ended September 27, 1997. For the three months and nine months ended October 3, 1998, no stock options (362,000 shares and 733,000 shares respectively) were included in the calculation of diluted earnings (loss) per common share as the effect was antidilutive. In addition, for the three months ended September 27, 1997, no stock options (983,000 shares) were included in the calculation of diluted earnings (loss) per common share as the effect was antidilutive.


(3)      Long-Term Debt Currently Being Renegotiated

       Long-term debt currently being renegotiated consists of the following (in thousands):

                                               October 3,           January 3,
                                                  1998                 1998
                                            -------------          ------------
           Credit Agreement:
                Revolving Credit Facility      $100,064             $100,875
                Term Loan                        42,500               46,250
           Other Notes                               84                  169
                                               --------             --------
                                                142,648              147,294
           Less current maturities:
                Long-term debt currently
                     being renegotiated         135,064                   -
                Other long-term debt              7,584               5,113
                                               --------             --------
                                               $      -             $142,181
                                               ========             ========


       Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility.

       The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest payable monthly at LIBOR (5.5938% at October 3, 1998), plus a margin (the "Credit Margin") (3.00% at October 3, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999: $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of October 3, 1998, $42,500,000 was outstanding under the Term Loan.

       As further discussed below, the Revolving Credit Facility currently being renegotiated provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.500% to 5.6875% at October 3, 1998) plus the Credit Margin as well as portions at a Base Rate (8.25% at October 3, 1998), plus a margin (the "Base Margin") (0.50% at October 3, 1998) which floats based on the achievement of certain financial ratios or, for swingline advances, at the Base Rate plus the Base Margin. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of October 3, 1998, $100,064,000 was outstanding under the Revolving Credit Facility and the Company had outstanding irrevocable letters of credit aggregating $11,701,773, leaving approximately $23 million available to borrow.

       The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of October 3, 1998 the Company had several existing events of default of certain financial covenants (the "Defaults") under the Credit Agreement, as amended. On October 2, 1998, the Company entered into an amendment (the "Amendment") of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the "Banks") agreed to forbear from exercising rights and remedies arising as a result of the Defaults until November 9, 1998. Included as a part of the Amendment was a reduction in the commitment under the Revolving Credit Facility from $175,000,000 to $135,000,000. In addition, the Amendment included changes in the Company's costs of borrowing under the Credit Agreement facilities as described herein.

       On November 6, 1998, the Company entered into an extension of the Amendment whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The Banks have agreed, pursuant to terms of the Credit Agreement as amended, to continue to extend credit to the Company. No assurance can be given that the Company will reach agreement with the Banks by December 14, 1998, (or whether the Banks will agree to extension of such date) or what action the Banks will take if no such agreement is reached. Because the aforementioned forbearance was for a period of less than one year, in accordance with current accounting literature (EITF 86-30) relating to classification of debt, the Company has classified all of its debt as current. At October 3, 1998, the long-term debt payable within one year is $7,584,000, and the debt which has been classified as current, due to the term of the forbearance, totals $135,064,000.

       The Company is currently in discussions with the banks to further amend its Credit Agreement. If such discussions result in an amended Credit Agreement that extends payment of all or a portion of the debt beyond one year from the Company's next reported balance sheet date and meets the other conditions of EITF 86-30, that portion of the debt due after one year will be reclassified as long-term.



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

              Cleveland

          In August, 1997, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the Ohio Air Quality Rules as they relate to odor emissions. The NOV asserted that the Cleveland, OH facility was in violation of the State's nuisance rule based on a City of Cleveland record of complaints associated with odors emanating from its facility. Since December, 1992, the Company has been working with the City of Cleveland under a Consent Agreement to address such complaints and concerns of the neighborhood in close proximity to the Plant. Upon receipt of the NOV the Company initiated a cooperative effort with EPA to address the NOV. In August, 1998, the Company received a second NOV from EPA which encompassed the alleged violations from the first NOV and alleged several violations of terms and conditions found in the Cleveland plant's air permit. The Company again met with EPA to seek an amicable resolution. Although rendering of animal by-products has been discontinued at the Cleveland plant, EPA is not satisfied with this as a resolution of the NOV and is seeking a monetary penalty. The Company has challenged EPA's approach to resolution of the NOV as well as EPA's authority to be involved with an enforcement action connected with a state nuisance rule. The Company continues to seek an amicable resolution.


   (b)   LITIGATION

         Melvindale

         A group of residents living near the Company's Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has not been certified. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinance seeking damages and declaratory and injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

         Other Litigation

         The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by regulatory agencies related to the release of unacceptable odors from some of its processing facilities.


         The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $3.8 million and $12.8 million at October 3, 1998. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $20.8 million and $15.7 million at October 3, 1998 and January 3, 1998, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.


(5)      Changes in Accounting Principles

         Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This Statement also requires that the Company classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income (loss) did not differ from net income
         (loss) for the periods ended October 3, 1998 and September 27, 1997.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS
                              ENDED OCTOBER 3, 1998

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at October 3, 1998 and factors affecting its results of operations for the three months and nine months ended October 3, 1998 and September 27, 1997.


RESULTS OF OPERATIONS

                 Three Months Ended October 3, 1998 Compared to
                     Three Months Ended September 27, 1997


                                     GENERAL

         The Company recorded a net loss of $6.9 million for the third quarter of the fiscal year ending January 2, 1999 ("Fiscal 1998"), as compared to net loss of $0.5 million for the third quarter of the fiscal year ended January 3, 1998 ("Fiscal 1997"). Operating income decreased $9.5 million to an operating loss of $7.2 million in the third quarter of Fiscal 1998 from operating income of $2.3 million in the third quarter of Fiscal 1997. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; 2) Declines in the volume of raw materials processed; and 3) Approximately $0.9 million in increased depreciation and amortization expense related to acquisitions and capital expenditures.

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

         During the third quarter of Fiscal 1998, net sales decreased 22.1%, to $89.2 million as compared to $114.5 million during the third quarter of Fiscal 1997 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $21.5 million decrease in sales in the third quarter of Fiscal 1998 versus the third quarter of Fiscal 1997. The Company's average yellow grease prices were 16.3% lower, average tallow prices were 9.2% lower, and average meat and bone meal prices were 46.9% lower. Average corn prices were 25.0% lower; 2) Decreases in the volume of raw materials processed combined with a slight decrease in overall yields resulted in an $11.3 million decrease in sales; 3) Decreases in finished hides sales accounted for $1.4 million in sales decreases; 4) Increases in products purchased for resale resulted in a $5.3 million increase; 5) Inventory changes accounted for an increase of $2.3 million in sales and 6) Service charge income increased $1.3 million to somewhat offset the other decreases.


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

         During the third quarter of Fiscal 1998, cost of sales and operating expenses decreased $17.2 million (18.2%) to $77.1 million as compared to $94.3 million during the third quarter of Fiscal 1997 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, meat and bone meal and corn resulted in decreases of $15.6 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $5.7 million in cost of sales and operating expenses; 3) Increases in products purchased for resale resulted in a $5.3 million increase; and 4) Decreases in hides purchases accounted for $1.2 million in cost of sales decreases.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $10.1 million during the third quarter of Fiscal 1998, a $0.5 million increase from $9.6 million for the third quarter of Fiscal 1997. Selling, general and administrative costs include $0.3 million reorganization costs for severance and other costs related to the consolidation of the Cleveland plant and a Regional office and certain corporate reductions.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased $0.9 million to $9.2 million during the third quarter of Fiscal 1998 as compared to $8.3 million during the third quarter of Fiscal 1997. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions. The Company adopted Fresh Start Accounting in 1994. Under this method of accounting, the assets acquired prior to December 1994 were restated at fair market value and depreciated over estimated remaining lives of 5-15 years.


                                INTEREST EXPENSE

         Interest expense increased $0.1 million from $2.9 million during the third quarter of Fiscal 1997 to $3.0 million during the third quarter of Fiscal 1998 due primarily to an increase in the interest rate credit spread applied to the Company's outstanding debt.


                                  INCOME TAXES

         The income tax benefit of $3.5 million for the third quarter of Fiscal 1998 consists of federal tax benefit and various state and foreign taxes. This is a change of $3.3 million from $0.2 million income tax benefit during the third quarter of Fiscal 1997.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $3.0 million during the third quarter of Fiscal 1998 compared to capital expenditures of $5.2 million during the third quarter of Fiscal 1997.




                  Nine Months Ended October 3, 1998 Compared to
                      Nine Months Ended September 27, 1997


                                     GENERAL

         The Company recorded a net loss of $10.9 million for the first nine months of Fiscal 1998, as compared to net earnings of $3.7 million for the first nine months of Fiscal 1997. Operating income decreased from $16.3 million in the first nine months of Fiscal 1997 to an operating loss of $7.5 million in the first nine months of Fiscal 1998. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; 2) Declines in the volume of raw materials processed; and 3) Approximately $3.0 million in increased depreciation and amortization expense related to acquisitions and capital expenditures. Interest expense decreased from $10.1 million to $8.7 million in Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, resulting in a lower overall interest rate.



                                    NET SALES

         During the first nine months of Fiscal 1998, net sales decreased by $72.5 million (19.6%) to $296.6 million as compared to $369.1 million during the first nine months of Fiscal 1997, primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $64.2 million decrease in sales in the first nine months of Fiscal 1998, versus the first nine months of Fiscal 1997. The Company's average yellow grease prices were 14.3% lower, average tallow prices were 11.8% lower, and average meat and bone meal prices were 33.7% lower. Average corn prices were 16.3% lower; 2) Decreases in the volume of raw materials processed resulted in a $17.3 million decrease in sales; 3) Decreases in finished hides sales accounted for $6.3 million in sales decreases; 4) Increases in products purchased for resale resulted in a $9.7 million increase and 5) Increases in service charge income of $4.2 million and inventory changes of $1.4 million somewhat offset the decreases.


                      COST OF SALES AND OPERATING EXPENSES

         During the first nine months of Fiscal 1998, cost of sales and operating expenses decreased $52.9 million (17.6%) to $247.0 million as compared to $299.9 million during the first nine months of Fiscal 1997, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, meat and bone meal and corn resulted in decreases of $45.9 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $10.2 million in cost of sales and operating expenses; 3) Increases in products purchased for resale resulted in a $9.7 million increase; 4) Decreases in hides purchases accounted for $4.8 million in cost of sales decrease; and 5) Decreases in operating expenses, primarily labor costs, resulted in a decrease of $1.7 million.


                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $29.6 million during the first nine months of Fiscal 1998, a $1.3 million increase from $28.3 million for the first nine months of Fiscal 1997. Approximately $1.3 million in increased expenses related to the functional reorganization of the Company by line of business and other expenses related to legal and environmental matters.


                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges increased by $3.0 million to $27.5 million during the first nine months of Fiscal 1998, as compared to $24.5 million during the first nine months of Fiscal 1997. This increase was primarily due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions.


                                INTEREST EXPENSE

         Interest expense decreased by $1.4 million from $10.1 million during the first nine months of Fiscal 1997, to $8.7 million during the first nine months of Fiscal 1998, primarily due to the refinancing of all outstanding debt on June 5, 1997, at a lower overall rate of interest.


                                  INCOME TAXES

         The income tax benefit of $6.0 million for the first nine months of Fiscal 1998 consists of federal tax benefit and various state and foreign taxes. This is a change of $8.5 million from the $2.5 million income tax expense during the first nine months of Fiscal 1997.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $11.7 million during the first nine months of Fiscal 1998, compared to capital expenditures of $15.5 million during the first nine months of Fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility.

         The Term Loan provides for $50,000,000 of borrowing. The Term Loan bears interest payable monthly at LIBOR (5.5938% at October 3, 1998), plus a margin (the "Credit Margin") (3.00% at October 3, 1998) which floats based on the achievement of certain financial ratios. The Term Loan is payable by the Company in quarterly installments of $1,250,000 commencing on June 30, 1997 through March 31, 1999: $2,500,000 commencing on June 30, 1999 through March 31, 2002; and an installment of $10,000,000 due on June 5, 2002. As of October 3, 1998, $42,500,000 was outstanding under the Term Loan.

         As further discussed below, the Revolving Credit Facility currently being renegotiated provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit. Outstanding borrowings on the Revolving Credit Facility bear interest, payable monthly, at various LIBOR rates (ranging from 5.500% to 5.6875% at October 3, 1998) plus the Credit Margin as well as portions at a Base Rate (8.25% at October 3, 1998), plus a margin (the "Base Margin") (0.50% at October 3, 1998) which floats based on the achievement of certain financial ratios or, for swingline advances, at the Base Rate plus the Base Margin. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on June 5, 2002. As of October 3, 1998, $100,064,000 was outstanding under the Revolving Credit Facility and the Company had outstanding irrevocable letters of credit aggregating $11,701,773, leaving approximately $23 million available to borrow.

         The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of October 3, 1998 the Company had several existing events of default of certain financial covenants (the "Defaults") under the Credit Agreement, as amended. On October 2, 1998, the Company entered into an amendment (the "Amendment") of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the "Banks") agreed to forbear from exercising rights and remedies arising as a result of the Defaults until November 9, 1998. Included as a part of the Amendment was a reduction in the commitment under the Revolving Credit Facility from $175,000,000 to $135,000,000. In addition, the Amendment included changes in the Company's costs of borrowing under the Credit Agreement facilities as described herein.

         On November 6, 1998, the Company entered into an extension of the Amendment whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The Banks have agreed, pursuant to terms of the Credit Agreement as amended, to continue to extend credit to the Company. No assurance can be given that the Company will reach agreement with the Banks by December 14, 1998, (or whether the Banks will agree to extension of such date) or what action the Banks will take if no such agreement is reached.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At October 3, 1998, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation of $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

         On October 3, 1998, the Company had a working capital deficit of $139.0 million and its working capital ratio was 0.26 to 1 compared to working capital of $3.3 million and a working capital ratio of 1.06 to 1 on January 3, 1998. This decrease in working capital is mainly attributable to the classification of all its debt as current (see note 3). Net cash provided by operating activities has increased $1.1 million from $17.0 million during the first nine months of Fiscal 1997 to $18.1 million during the first nine months of Fiscal 1998. The Company believes that cash from operations and current cash balances, together with the undrawn balance from the Company's loan agreements, will be sufficient to satisfy the Company's planned capital requirements.

         The Company intends to dispose of under-performing and non-productive assets and reduce expenses, which the Company believes will enable it to effectively conduct its business, despite continuing low prices for (i) meat and bone meal, which is one of the Company's principal products and (ii) corn, which determines the price which the Company's bakery waste processing subsidiary receives for its output.






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

         The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements. The Company will adopt the provisions of SFAS No.
133 in the first quarter of Fiscal 2000.


YEAR 2000

Readiness

         Since many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, these business systems may be unable to accurately process certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, distribution and financial chains.

         The Company began work on the Year 2000 compliance issue in 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of key suppliers and customers. The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Year 2000 compliant.

         With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment phase and definition of strategies phase have been completed. It is estimated that 80% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by mid 1999. The testing phase of existing applications operating systems and hardware not being remediated or replaced is expected to be completed by the end of the first quarter of 1999.

         With respect to addressing issues related to Non-IT embedded software and equipment, which principally exists in the Company's manufacturing plants, the assessment phase and definition of strategies phase are expected to be completed by the end of second quarter 1999. Testing will begin in 1999 and is expected to be completed by the end of third quarter 1999 as well as the remediation and replacement phase.

         The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is scheduled for completion by mid-1999. Options to reduce the risks of interruption due to suppliers failures include identification of alternate suppliers where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

         The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. The Company is in the assessment phase with respect to the evaluation of critical customers' progress and is scheduled for completion by mid-1999.

Contingency

         The Company is in the process of developing contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning are scheduled for completion by the end of the third quarter of 1999.

Costs

         The Company does not separately track the internal costs incurred for the Y2K project. Such costs, however, are principally the related payroll costs for the Company's information systems group. The Company has incurred approximately $30,000 in related internal expenses to date. Future expenses are expected to be approximately $150,000. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project. All estimated costs have been budgeted and are expected to be funded through cash flows from operations. These costs do not include any cost associated with the implementation of contingency plans, which are in the process of being developed.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company's control, the Year 2000 readiness issue; and likelihood of success in amending the Company's Credit Agreement to maintain the existing financing. Future profitability may be affected by the Company's ability to grow its restaurant services business and the development of its value-added feed ingredients, all of which face competition from companies which may have substantially greater resources than the Company.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS
                              ENDED OCTOBER 3, 1998


                           PART II: Other Information


Item 1.  LEGAL PROCEEDINGS

         The information required by this item is included on pages 9 and 10 of this report and is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 3, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.



(a)      Exhibits


Exhibits No.          Description

3.1*     Restated Articles of Incorporation

3.2      Amended and Restated Bylaws, dated March 10, 1994 and March 31, 1995.

10.15    Fourth  Amendment  to  Credit  Agreement  dated as of  October  2, 1998 between Darling International Inc., the banks or other lending institutions which are a signatory thereto, Comerica Bank, Credit Lyonnais New York Branch and Wells Fargo Bank (Texas), National Association and BankBoston, N.A.
10.16 The First Modification to Fourth Amendment to Credit Agreement dated as of November 2, 1998 between Darling International Inc., the banks or other lending institutions which are a signatory thereto, Comerica
         Bank, Credit Lyonnais New York Branch and Wells Fargo Bank (Texas), National Association and BankBoston, N.A.

11       Statement re-computation of per share earnings.

27       Financial Data Schedule


         * Incorporated by reference to the Registrant's Registration Statement on Form S-1(Registration No. 33-79478).



(b)          REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the three months ended October 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DARLING INTERNATIONAL INC.

                                             Registrant



Date:   November 23, 1998                   By:  /s/Dennis B. Longmire
                                               ------------------------------
                                                    Dennis B. Longmire
                                                    Chairman and
                                                    Chief Executive Officer



Date:   November 23, 1998                   By: /s/John O. Muse
                                                -----------------------------
                                                    John O. Muse
                                                    Vice President and
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED
                                 OCTOBER 3, 1998


                                INDEX TO EXHIBITS


Exhibits No.               Description                                  Page No.

3.1*     Restated Articles of Incorporation

3.3      Amended and Restated Bylaws, dated March 10, 1994 and March 31, 1995.

10.15    Fourth  Amendment  to  Credit  Agreement  dated as of  October
         2, 1998 between  Darling   International  Inc.,  the  banks
         or other lending institutions which are a signatory thereto, Comerica Bank, Credit Lyonnais New York Branch and Wells Fargo Bank (Texas), National Association and BankBoston, N.A.

10.16 The First Modification to Fourth Amendment to Credit Agreement dated as of November 2, 1998 between Darling International Inc., the banks or other lending institutions which are a signatory thereto, Comerica Bank, Credit Lyonnais New York Branch and Wells Fargo Bank (Texas), National Association and BankBoston, N.A.

11       Statement re-computation of per share earnings.                      23

27       Financial Data Schedule


   * Incorporated by reference to the Registrant's Registration Statement on Form S-1(Registration No. 33-79478).

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



       The following table details the computation of basic and diluted earnings
       (loss) per common share, in thousands except per share data.



                                               Three Months Ended                  Nine Months Ended
                                            -------------------------          -------------------------

                                             Oct. 3,         Sept. 27,         Oct. 3,        Sept. 27,
                                              1998              1997            1998            1997
--------------------------------------------------------------------------------------------------------
Earnings (Loss) (Basic):
      Net earnings (loss) available        $    (6,897)   $      (523)    $     (10,930)    $   3,675
      to common stock                      ============    ===========     =============     ========

---------------------------------------------------------------------------------------------------------
Shares (Basic):
Weighted average number of
   common shares outstanding                    15,585         15,531            15,578        15,504
                                           ============    ===========     =============     ========
Basic earnings (loss) per common share     $     (0.44)   $     (0.03)    $       (0.70)    $    0.24
                                           ============    ===========     =============     ========

---------------------------------------------------------------------------------------------------------
Earnings (Loss) (Diluted):
       Net earnings (loss) available       $    (6,897)   $      (523)    $     (10,930)    $   3,675
       to common stock                     ============    ===========       ===========     ========

---------------------------------------------------------------------------------------------------------
Shares (Diluted):
Weighted average number of
   common shares outstanding                    15,585         15,531            15,578        15,504
Additional shares assuming exercise of
   stock options                                     -              -                 -         1,107
                                           ------------    -----------     -------------     --------
Average common shares outstanding
   and equivalents                              15,585         15,531            15,578        16,611
                                           ============    ===========     =============     ========

Diluted earnings (loss) per common share   $     (0.44)   $     (0.03)    $       (0.70)    $    0.22
                                           ============    ===========     =============     ========

---------------------------------------------------------------------------------------------------------