Form 10-K
period 1999-01-02
DARLING INTERNATIONAL INC
filed 1999-03-31
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended January 2, 1999

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


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $16,000,000 as of March 29, 1999 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.


     There were 15,568,362 shares of common stock, $0.01 par value, outstanding at March 29, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this Annual Report.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


                                TABLE OF CONTENTS


                                                                        Page No.

                                     PART I.

ITEM 1.    BUSINESS.......................................................... 3
ITEM 2.    PROPERTIES........................................................ 8
ITEM 3.    LEGAL PROCEEDINGS................................................. 9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.......................................11
ITEM 6.    SELECTED FINANCIAL DATA...........................................12
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION......................13
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................46

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................46
ITEM 11.   EXECUTIVE COMPENSATION............................................46
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER
           AND MANAGEMENT....................................................46
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................46

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.......................................................47



         SIGNATURES        ..................................................49

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

         The Company collects and recycles animal processing by-products and used restaurant cooking oil. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 35 facilities located throughout the United States into finished products such as tallow, meat and bone meal and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

         Commencing 1998, as part of an overall strategy to better commit financial resources, the Company reorganized its operations into three diverse yet distinctive areas. These are: 1) Rendering, the core business of turning inedible waste from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; 2) Restaurant Services, a group focused on growing the grease collection business while expanding the line of services, which includes grease trap servicing, offered to restaurants and food processors; and 3) Esteem Products, the new business dedicated to using newly developed technologies to produce novel products from established supply sources. Management believes that organizing along business lines will enable the Company to utilize its flexibility and diversification to service a changing, more sophisticated marketplace. In November 1998, the Company made a strategic decision to dispose of an additional segment, Bakery By-Products Recycling, a group which produces high quality bakery by-products for the feed industry. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations. See Note 14 of Notes to Consolidated Financial Statements for further information regarding discontinued operations. For the financial results of the Company's operating segments for 1998, see Note 16 of Notes to Consolidated Financial Statements.

         The Company's net sales from continuing operations were $337.0 million, $444.1 million and $467.3 million during the 1998, 1997 and 1996 fiscal years, respectively. In addition, net external sales by operating segment, including discontinued operations, were as follows:

                                                 Fiscal                     Fiscal                    Fiscal
                                                   1998                       1997                      1996
                                         ----------------------------------------------------------------------------
     Continuing operations:
        Rendering (a)                         $275,424    73.5%          $444,142    89.1%         $467,325     95.6%
        Restaurant Services (a)                 61,451    16.4                N/A      -               N/A        -
        Esteem Products                            156     0.1               - -       -               - -        -
     Discontinued operations:
        Bakery By-Products Recycling          $ 37,456    10.0%          $ 54,329    10.9%         $ 21,590     4.4%
                                               -------   ------          --------   ------         --------    ------
                Total                         $374,487   100.0%          $498,471   100.0%         $488,915    100.0%
                                               =======   ======          =======    ======         =======     ======

     (a) Prior to Fiscal 1998, Rendering and Restaurant Services was not separately accounted for and therefore separate revenue data does not exist for Fiscal 1997 and 1996, as it is impractical to create such data.

Processing Operations

         The Company creates finished products primarily through the drying, grinding, separating and blending of its various raw materials. The process starts with the collection of animal processing by-products (fat, bones, feathers and offal), and used restaurant cooking oil from meat packers, grocery stores, butcher shops, meat markets, poultry processors and restaurants.

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


Purchase and Collection of Raw Materials

         The Company operates a fleet of approximately 1,100 trucks and tractor-trailers to collect raw materials from more than 80,000 restaurants, butcher shops, grocery stores, and independent meat and poultry processors. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

         Raw materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. The Company provides the remaining suppliers, primarily grocery stores and butcher shops with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location, and weather, among other factors.

         Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also provides an alternative collection service to restaurants, CleanStar(R) 2000, a self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. The CleanStar 2000 system and service is provided either on a fee basis to the raw material customer or as a negotiated offset to the cost of raw materials purchased. Approximately 4% of the Company's restaurant suppliers utilize the CleanStar 2000 system. The frequency of all forms of collection service is determined by the volume of oil generated by the restaurant.

         The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station, where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used restaurant cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing.

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


Marketing, Sales and Distribution of Finished Products

         The Company markets its finished products worldwide. Marketing activities are primarily conducted through the Company's marketing department which is headquartered in Irving, Texas. The Company also maintains sales offices in Los Angeles, California, and Newark, New Jersey for sales and distribution of selected products. This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants. The Company sells its finished products internationally through commodities brokers and through Company agents in various countries.

         The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $128,776,000, $101,040,000 and $119,055,000 for the years ended January 2,
1999, January 3, 1998, and December 28, 1996, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

         The Company has not experienced any material restrictions on the export of its products, although certain countries, including India and certain Middle East countries restrict the import of proteins and fats and oils made from porcine and bovine material, and the European Community has restrictions on proteins and fats and oils made from specified bovine materials. The B.S.E. situation in Europe and new F.D.A. restrictions, coupled with much lower prices for competing commodities, caused lower prices for some of the Company's key products. See Note 16 of Notes to Consolidated Financial Statements for information regarding the Company's export sales.

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

         In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while meat and bone meal is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and meat and bone meal correlate to some degree with these commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Other factors that influence the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

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

Employees and Labor Relations

         As of January 2, 1999, the Company employed approximately 1,400 persons full-time in continuing business segments. Approximately 45% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

Regulations

         The Company is subject to the rules and regulations of various federal, state and local governmental agencies. These include, but are not limited to, the FDA, which regulates food and feed production, USDA, which regulates collection and production methods, EPA, which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge. Such rules and regulations may influence the Company's operating results at one or more facilities.

         The FDA rule on the feeding of mammalian protein to ruminant animals took effect in August of 1997 as a measure to prevent the potential occurrence of BSE (Bovine Spongiform Encephalopathy) in the United States. As expected, this rule has had little effect on the operations of the Company, and the Company is in compliance with the provisions of the rule.

ITEM 2.    PROPERTIES

         The Company's 44 operating facilities consist of 24 full service rendering plants, six yellow grease/trap grease plants, one blending plant, two research and technology plants, one spray dry plant, one edible plant, and 9 bakery recycling plants classified as discontinued operations. Except for nine leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 24 transfer stations in the United States and one transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service multiple business segments. The following is a listing of the Company's operating facilities by business segment:

    LOCATION              DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
------------------------------------------------------------
  Alton, IA           Rendering/Yellow Grease
  Billings, MT        Rendering/Yellow Grease
  Blue Earth, MN      Rendering/Yellow Grease
  Boise, ID           Rendering/Yellow Grease
  Collinsville, OK    Rendering/Yellow Grease
  Dallas, TX          Rendering/Yellow Grease
  Detroit, MI         Rendering/Yellow Grease/Trap
  Kansas City, KS     Rendering/Yellow Grease
  Los Angeles, CA     Rendering/Yellow Grease/Trap
  Milwaukee, WI       Rendering/Yellow Grease
  Newark, NJ          Rendering/Yellow Grease
  Norfolk, NE         Rendering/Yellow Grease
  San Angelo, TX      Rendering/Yellow Grease
  San Francisco, CA   Rendering/Yellow Grease
  Sioux City, IA      Rendering/Yellow Grease
  St. Louis, MO       Rendering/Yellow Grease
  Tacoma, WA          Rendering/Yellow Grease/Trap

                                               Bakery By-Products
Rendering Business Segment                     Discontinued Business Segment
--------------------------                    ---------------------------------
  Coldwater, MI       Rendering                Carteret, NJ            Bakerage
  Fresno, CA          Rendering                Chicago, IL             Bakerage
  Houston, TX         Rendering                Cincinnati, OH          Bakerage
  Linkwood, MD        Rendering                Conley, GA              Bakerage
  Omaha, NE           Rendering                Durham, NC              Bakerage
  Omaha, NE           Blending                 Kansas City, KS         Bakerage
  Omaha, NE           Edible Oils              Lake City, GA           Bakerage
  Turlock, CA         Rendering                Mt. Pleasant, TX        Bakerage
  Wahoo, NE           Rendering                Terre Haute, IN         Bakerage


Restaurant Services Business Segment
------------------------------------
  Chicago, IL           Trap
  Fort Lauderdale, FL   Yellow Grease/Trap
  Henderson, NV         Yellow Grease/Trap
  Houston, TX           Yellow Grease/Trap
  Lake City, GA         Yellow Grease
  Tampa, FL             Yellow Grease


Esteem Products Business Segment
--------------------------------
  Norfolk, NE           Spray Dry (online 2Q99)
  Norfolk, NE           Research & Technology
  Wahoo, NE             Research & Technology

ITEM 3.  LEGAL PROCEEDINGS


(a)  ENVIRONMENTAL

     Chula Vista

     The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997, the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. In June 1998, the RWQCB provided a letter to assure potential purchasers and lenders of limitations on their liability connected to the balance of the Site (approximately 30 acres) in order to facilitate a potential sale. The Company continues to work with the RWQCB to define the scope of an additional order which will address the Company's future obligations for that remaining portion of the Site.

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

     Underground Storage Tanks

     The Company's processing operations do not produce hazardous or toxic wastes; however, the Company does operate underground fuel storage tanks ("UST's") that are subject to federal, state and local laws and regulations. As of January 2, 1999, the Company has removed or closed all UST's.

(b)  LITIGATION
                                                                .
     Melvindale

     A group of residents living near the Company's Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has not been certified. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

     Other Litigation

     The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to the release of unacceptable odors from some if its processing facilities.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the Fiscal quarter ended January 2, 1999.




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


         Fiscal Quarter                       Market Price
                                            High            Low
                                    ----------------- ----------------
         1998:
         First Quarter                    $9.125            $7.875
         Second Quarter                   $8.625            $7.125
         Third Quarter                    $7.375            $3.375
         Fourth Quarter                   $3.625            $2.500

         1997:
         First Quarter                    $9.833            $7.333
         Second Quarter                  $10.000            $6.917
         Third Quarter                   $10.000            $8.000
         Fourth Quarter                  $11.604            $8.500


         As of March 24, 1999, there were 72 holders of record of the common stock.

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

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                     PART II


ITEM 6.   SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended January 2, 1999, January 3, 1998, and December 28, 1996, and the related notes thereto.

                                                Fiscal 1998   Fiscal 1997    Fiscal 1996    Fiscal 1995    Fiscal 1994
                                                Fifty-two     Fifty-three    Fifty-two      Fifty-two      Fifty-two
                                                Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                                January 2,    January 3,     December 28,   December 30,   December 31,
                                                  1999           1998           1996           1995           1994
--------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Data:
   Net sales                                    $337,031       $444,142       $467,325       $421,608       $354,333
                                                --------       --------       --------       --------       --------
   Cost of sales and operating expenses          283,822        362,787        375,436        336,248        282,908
   Selling, general and administrative expenses   33,073         33,247         31,512         26,675         25,680
   Depreciation and amortization                  32,418         29,751         26,434         22,576         19,871
   Provision for loss contingencies                    -              -          6,075              -              -
                                                --------       --------       --------       --------       --------

   Operating income/(loss)                       (12,282)        18,357         27,868         36,109         25,874
   Interest expense                               12,466         13,070         12,981         13,311         15,206
   Other (income)/expense, net                     1,398         (1,348)          (487)          (322)           (80)
                                                --------       --------       --------       --------       --------


   Income/(Loss) from continuing operations
      before income taxes                        (26,146)         6,635         15,374         23,120         10,748
   Income tax expense/(benefit)                   (9,347)         2,307          7,467          8,740          3,391
                                                --------       --------       --------       --------       --------
   Earnings/(Loss) from continuing operations    (16,799)         4,328          7,907         14,380          7,357

   Discontinued operations:
   Income/(Loss) from discontinued
      operations, net of tax (b)                    (637)         1,081           (233)             -              -
   Estimated loss on disposal, net of tax (b)    (14,657)             -              -              -              -
                                                --------       --------       --------       --------       --------
   Net income /(loss)                           $(32,093)      $  5,409       $  7,674       $ 14,380       $  7,357

   Basic earnings/(loss) per common share          (2.06)          0.35           0.50           0.95           0.49
   Diluted earnings/(loss) per common share        (2.06)          0.33           0.46           0.90           0.49
   Weighted average shares outstanding            15,581         15,519         15,375         15,138         15,000
   Diluted weighted average shares outstanding    15,581         16,461         16,674         15,966         15,000

Other Data:
   EBITDA  (a)                                    20,135         48,108         60,271         58,685         45,745
   Depreciation                                   26,429         24,074         21,529         18,595         15,994
   Amortization                                    5,989          5,677          4,905          3,981          3,877
   Capital expenditures                           14,967         24,520         26,449         24,636         17,822

Balance Sheet Data:
   Working capital (deficiency)                    3,070          5,225         (5,187)        12,936         (2,959)
   Total assets                                  263,166        305,973        320,050        266,062        245,505
   Current portion of long-term debt               7,717          5,118         15,113          9,060         11,577
   Total long-term debt less current portion     140,613        142,181        138,173        117,096        109,132
   Stockholders' equity                           37,946         69,756         64,033         54,833         39,482

(a) "EBITDA" represents, for any relevant period, operating profit plus depreciation and amortization and provision for loss contingencies. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.

(b) All prior period data has been reclassified in accordance with APB 30 to reflect the classification of the Bakery By-Products Recycling segment as a discontinued operation (see Note 14 in Notes to Consolidated Financial Statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8. Beginning in 1998, the Company was organized along operating business segments. See Note 16 of Notes to Consolidated Financial Statements. However, comparative information for these reporting segments does not exist for prior years. Accordingly, the discussion below is based on the Company as a whole.



Results of Operations

Fifty-two Week Fiscal Year Ended January 2, 1999 ("Fiscal 1998") Compared to Fifty-three Week Fiscal Year Ended January 3, 1998 ("Fiscal 1997")


                                     General

         The Company recorded a loss from continuing operations of $(16.8) million for Fiscal 1998 compared to earnings from continuing operations of $4.3 million for Fiscal 1997. Operating income decreased from $18.4 million for Fiscal 1997 to a $(12.3) million operating loss for Fiscal 1998. The decrease was primarily due to: 1) Declines in the volume of raw materials processed; 2) Approximately $2.7 million in increased depreciation and amortization expense related to acquisitions and capital expenditures; and 3) Significant decreases in all of the Company's finished goods prices.

         In 1998, the Company made a strategic decision to discontinue the operations of the Bakery By-Products Recycling segment in order to concentrate its financial and human resources on its other business segments. During Fiscal 1998, the Company recorded an estimated loss on the disposal of the discontinued segment, net of tax, of $14.7 million. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations for each year presented.

                                    Net Sales

         The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, grease trap services, and finished goods purchased for resale, which constitute less than 10% of total sales.

         During Fiscal 1998, net sales decreased by $107.1 million (24.1%) to $337.0 million as compared to $444.1 million during Fiscal 1997, primarily due to the following: 1) Decreases in overall finished goods prices resulted in an $86.4 million decrease in sales during Fiscal 1998 versus Fiscal 1997. The Company's average yellow grease prices were 8.87% lower, average tallow prices were 5.72% lower, and average meat and bone meal prices were 34.11% lower; 2) Decreases in the volume of raw materials processed resulted in a $36.8 million decrease in sales; 3) Decreases in finished hides sales accounted for $7.8 million in sales decreases; 4) Increases in products purchased for resale resulted in a $14.9 million increase; and 5) Increases in service charge income of $5.0 million and inventory changes of $4.0 million somewhat offset the decreases.

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

         During Fiscal 1998, cost of sales and operating expenses decreased $79.0 million (21.8%) to $283.8 million as compared to $362.8 million during Fiscal 1997, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $74.4 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $15.5 million in cost of sales and operating expenses; 3) Increases in products purchased for resale resulted in a $14.9 million increase;
4) Decreases in hides purchases accounted for $6.0 million in cost of sales decrease; 5) Decreases in operating expenses, primarily labor costs, resulted in a decrease of $1.9 million; and 6) Inventory changes resulted in an increase of $3.9 million.

                  Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $33.1 million during Fiscal 1998, a $0.1 million decrease from $33.2 million during Fiscal 1997. Decreases in payroll costs were offset by increases in consulting costs, advertising, and miscellaneous office costs.

                          Depreciation and Amortization

         Depreciation and amortization charges increased $2.6 million, to $32.4 million during Fiscal 1998 as compared to $29.8 million during Fiscal 1997. This increase was due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of various acquisitions.

                                Interest Expense

         Interest expense decreased $0.6 million, to $12.5 million during Fiscal 1998 as compared to $13.1 million during Fiscal 1997, primarily due to the refinancing of all outstanding debt on June 5, 1997, at a lower overall rate of interest.

                                  Income Taxes

         The income tax benefit of $9.3 million for Fiscal 1998 consists of $8.5 million of federal tax benefit and $0.8 million for various state and foreign tax benefits. In Fiscal 1997, the Company recorded a $2.3 million income tax expense which consisted of $1.7 million of federal tax expense and $0.6 million for various state and foreign taxes.


                              Capital Expenditures

         The Company made capital expenditures of $15.0 million during Fiscal 1998 as compared to $24.5 million in Fiscal 1997.


                             Discontinued Operations

         The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. The results of operations, net of applicable income taxes, were a net loss of $0.6 million in Fiscal 1998 versus net earnings of $1.1 million in Fiscal 1997. This decrease was primarily a result of lower finished goods prices which are closely tied to corn markets. In addition, the Company recorded an estimated loss on disposal, net of tax, of $14.7 million to reflect the pending sale of this business segment which is expected to be finalized during the second quarter of Fiscal 1999.

Fifty-three Week Fiscal Year Ended January 3, 1998, ("Fiscal 1997") Compared to Fifty-two Week Fiscal Year Ended December 28, 1996 ("Fiscal 1996")

                                     General

         The Company recorded earnings from continuing operations of $4.3 million for Fiscal 1997 compared to earnings from continuing operations of $7.9 million for Fiscal 1996. Operating income decreased from $27.9 million for Fiscal 1996 to $18.4 million for Fiscal 1997. During Fiscal 1996, the Company recorded $6.1 million in charges to the provision for loss contingency for costs related to environmental claims at the Company's Blue Earth, Minnesota plant. Operating income before the provision for loss contingency decreased $15.6 million from $34.0 million in Fiscal 1996 to $18.4 million in Fiscal 1997. The decrease was primarily due to: 1) Declines in the volume of raw materials processed; 2) Approximately $3.3 million in increased depreciation and amortization expense related to acquisitions and capital expenditures; and 3) A $1.7 million expenditure related to the buy back of stock options from the former president of the Company. These were offset by a $1.9 million insurance settlement of certain property and casualty claims with past insurers. Interest expense increased from $13.0 million in Fiscal 1996 to $13.1 million in Fiscal 1997.

                                    Net Sales

         During Fiscal 1997, net sales decreased 5.0%, to $444.1 million as compared to $467.3 million during Fiscal 1996 primarily due to the following: 1) The acquisition of Standard Tallow ("Standard") in 1996 resulted in an increase in sales of $4.2 million in Fiscal 1997 versus Fiscal 1996; 2) Overall finished goods prices were relatively flat and resulted in an increase of approximately $3.0 million in sales. Compared to Fiscal 1996 finished goods prices, the Company's average yellow grease prices were 14.9% lower, average tallow prices were 0.6% lower, and average meat and bone meal prices were 7.6% higher; 3) Decreases in the volume of raw materials processed resulted in a $31.2 million decrease in sales, offset by $4.6 million in yield gains; and 4) Decreases in finished hides prices and inventory changes accounted for an additional decrease of $3.8 million in sales.


                      Cost of Sales and Operating Expenses

         During Fiscal 1997, cost of sales and operating expenses decreased $12.6 million (3.4%), to $362.8 million as compared to $375.4 million during Fiscal 1996 primarily as a result of the following: 1) Cost of sales and operating expenses grew $4.0 million due to the acquisition of Standard Tallow;
2) Decreases in the volume of raw material collected and processed resulted in a decrease of approximately $18.9 million in cost of sales and operating expenses;
3) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in decreases of $2.1 million in cost of sales; 4) Changes in inventory levels resulted in approximately $1.9 million increase in cost of sales; and 5) Finally, higher payroll and other costs resulted in a $2.5 million increase in operating expenses.

                  Selling, General and Administrative Expenses
                       and Provisions for Loss Contingency

         Selling, general and administrative expenses were $33.2 million during Fiscal 1997, a $1.6 million increase from $31.6 million during Fiscal 1996. During Fiscal 1997, the Company recorded a $1.7 million expenditure related to the buyback of stock options from the former president of the Company. The Company recorded $6.1 million in charges to the provision for loss contingency during Fiscal 1996 to cover estimated costs related to environmental violations at the Company's Blue Earth, Minnesota plant.

                          Depreciation and Amortization

         Depreciation and amortization charges increased $3.4 million, to $29.8 million during Fiscal 1997 as compared to $26.4 million during Fiscal 1996. This increase was due to additional depreciation on fixed asset additions and amortization on intangibles acquired as a result of the acquisition of Standard Tallow.

                                Interest Expense

         Interest expense increased $0.1 million, to $13.1 million during Fiscal 1997 as compared to $13.0 million during Fiscal 1996.

                                  Income Taxes

         The income tax expense of $2.3 million for Fiscal 1997 consists of $1.7 million of federal tax expense and $0.6 million for various state and foreign taxes. In Fiscal 1996, the Company recorded a $7.5 million income tax expense which consisted of $6.9 million of federal tax expense and $0.6 million for various state taxes, after taking into account the non-tax deductible nature of certain of the expenses related to the settlement of environmental claims at the Company's Blue Earth, Minnesota plant.


                              Capital Expenditures

         The Company made capital expenditures of $24.5 million during Fiscal 1997 as compared to $26.4 million in Fiscal 1996.

                             Discontinued Operations

         The operations for the Bakery By-Products Recycling segment have been classified as discontinued operations to conform to the 1998 presentation. The results of operations, net of applicable income taxes, were net earnings of $1.1 million in Fiscal 1997 versus a net loss of $0.2 million in Fiscal 1996. The increase is a result of higher finished goods prices and the reflection of 12 months of operations in Fiscal 1997 versus 4 months of operations in Fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which originally provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. On October 3, 1998, the Company entered into an amendment of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the "Banks") agreed to forbear from exercising rights and remedies arising as a result of several existing events of default of certain financial covenants (the "Defaults") under the Credit Agreement, as amended, until November 9, 1998.

       On November 6, 1998, the Company entered into an extension of the Amendment whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement").

      The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

         The Term Loan provides for $36,702,000 of borrowing. Under the Credit Agreement, the Term Loan bore interest, payable monthly at LIBOR (5.25% at January 2, 1999) plus a margin (the "Credit Margin") (3.0% at January 2, 1999). Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (7.75% at January 2, 1999) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $1,800,000 on March 31, 1999; $1,200,000 on June 30, 1999; $2,000,000 on September 30 1999; $2,500,000 on
December 31, 1999;  $2,500,000 on March 31, 2000;  $22,500,000 on June 30, 2000;
$2,500,000 on September 30, 2000; and the balance due on December 31, 2000. As of January 2, 1999, $36,702,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Credit Agreement, outstanding borrowings on the Revolving Credit Facility bore interest, payable monthly, at various LIBOR rates (ranging from 5.2044% to 5.25% at January 2, 1999) plus the Credit Margin as well as portions at a Base Rate (8.25% at January 2, 1999) or, for swingline advances, at the Base Rate. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (7.75% at January 2, 1999) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of January 2, 1999, $111,319,000 was outstanding under the Revolving Credit Facility. As of January 2, 1999, the Company had outstanding irrevocable letters of credit aggregating $12,429,000.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 2, 1999, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 2, 1999, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

     On January 2, 1999, exclusive of the effect of discontinued operations, the Company had working capital of $3.1 million and its working capital ratio was
1.07 to 1 compared to working capital of $5.2 million and a working capital ratio of 1.11 to 1 on January 3, 1998. The decrease in working capital is primarily the result of decreases in accounts receivable balances resulting from decreased sales.

         In 1998, the Company made a strategic decision to dispose of the Bakery By-Products Recycling segment. The Company anticipates that the sale will take place on April 5, 1999. Net proceeds from the sale are required to be used to retire debt.

         The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet the certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline early in 1999. The Company is implementing a plan to modify its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to materially decline below those prevailing in the first quarter of 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in the later part of 1999.


ACCOUNTING MATTERS

         The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements. The Company will adopt the provisions of SFAS No.
133 in the first quarter of Fiscal 2000.


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

         With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment phase and definition of strategies phase have been completed. It is estimated that 80% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by mid 1999. The testing phase of existing applications operating systems and hardware not being remediated or replaced has been completed.

         With respect to addressing issues related to Non-IT embedded software and equipment, which principally exists in the Company's manufacturing plants, the assessment phase and definition of strategies phase are expected to be completed by the end of second quarter 1999. Testing began in 1999, and remediation and replacement is expected to be completed by the end of third quarter 1999, if needed.

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



FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control, and the Year 2000 readiness issue. Future profitability may be affected by the Company's ability to grow its restaurant services business and the development of its value-added feed ingredients, all of which face competition from companies which may have substantially greater resources than the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The principal market risk affecting the Company is exposure to changes in interest rates on debt. The Company does not use derivative instruments, exclusive of interest rate swaps. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

         The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At January 2, 1999, the Company had $70 million notational value of interest rate swaps outstanding. These swaps effectively changed the interest rate on $70 million in long-term debt to a 9.6% fixed rate through the period ending June 27, 2002. Assuming year end Fiscal 1998 variable rates and average long-term borrowings for Fiscal 1998, a one hundred basis point change in interest rates would impact net interest expense by $0.7 million, net of the effect of swaps.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Pages
       Independent Auditors' Report                                      21
       Consolidated Balance Sheets-
          January 2, 1999 and January 3, 1998                            22
       Consolidated Statements of Operations-
          Three years ended January 2, 1999                              23
       Consolidated Statements of Stockholders' Equity -
          Three years ended January 2, 1999                              24
       Consolidated Statements of Cash Flows -
          Three years ended January 2, 1999                              25
       Notes to Consolidated Financial Statements -
          January 2, 1999 and January 3, 1998                            26


       Financial Statement Schedule:

              II - Valuation and Qualifying Accounts                     45



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                          KPMG LLP



Dallas, Texas
March 5, 1999

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 2, 1999 and January 3, 1998
                 (in thousands, except share and per share data)


                                                     January 2,       January 3,
ASSETS (note 8)                                         1999             1998
---------------                                      ----------       ----------

Current assets:
    Cash and cash equivalents                        $  12,317        $   2,949
    Accounts receivable                                 16,615           29,242
    Inventories (note 3)                                11,707           13,420
    Prepaid expenses                                     3,977            3,167
    Deferred income tax assets (note 10)                 3,928            3,742
    Other                                                  671              378
                                                       -------          -------
                   Total current assets                 49,215           52,898

Property, plant and equipment, net (note 4)            140,074          156,607
Collection routes and contracts, less accumulated
    amortization of  $12,101 at January 2, 1999
    and $7,668 at January 3, 1998                       42,978           48,248
Goodwill, less accumulated amortization of
    $513 at January 2, 1999
    and $286 at January 3, 1998 (note 2)                 5,461            5,649
Other assets (note 5)                                    5,438            5,440
Net assets of discontinued operations (note 14)         20,000           37,131
                                                       -------          -------
                                                      $263,166         $305,973
                                                       =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt (note 8)           7,717         $  5,118
    Accounts payable, principally trade                 15,517           17,950
    Accrued expenses (note 6)                           22,255           23,694
    Accrued interest (note 8)                              656              911
                                                       -------          -------
          Total current liabilities                     46,145           47,673

Long-term debt, less current portion (note 8)          140,613          142,181
Other noncurrent liabilities (note 9)                   24,836           20,957
Deferred income taxes (note 10)                         13,626           25,406
                                                       -------          -------
          Total liabilities                            225,220          236,217
                                                       -------          -------

Stockholders' equity (notes 8, 10 and 11):
    Common stock, $.01 par value; 25,000,000 shares
       authorized, 15,589,077 and 15,563,037 shares
       issued and outstanding at January 2, 1999
       and January 3, 1998                                 156              156
    Preferred stock, $0.01 par value; 1,000,000
       shares authorized,  none issued                       -                -
    Additional paid-in capital                          35,063           34,780
    Retained earnings                                    2,727           34,820
                                                       -------          -------
           Total stockholders' equity                   37,946           69,756
                                                       -------          -------
Commitments and contingencies (notes 7 and 15)
                                                      $263,166         $305,973
                                                       =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      Consolidated Statements of Operations
                        Three years ended January 2, 1999
                      (in thousands, except per share data)




                                                          January 2,          January 3,       December 28,
                                                             1999               1998             1996
                                                          ---------           ---------        ----------
Net sales                                                 $337,031            $444,142         $467,325
                                                           -------             -------          -------
Costs and expenses:
     Cost of sales and operating expenses                  283,822             362,787          375,436
     Selling, general and administrative expenses           33,073              33,247           31,512
     Depreciation and amortization                          32,418              29,751           26,434
     Provision for loss contingencies (note 15)                  -                   -            6,075
                                                           -------             -------          -------
             Total costs and expenses                      349,313             425,785          439,457
                                                           -------             -------          -------
             Operating income/(loss)                       (12,282)             18,357           27,868
                                                           -------             -------          -------
Other income/(expense):
     Interest expense (note 8)                             (12,466)            (13,070)         (12,981)
     Other, net                                             (1,398)              1,348              487
                                                           -------             -------          -------
              Total other income/(expense)                 (13,864)            (11,722)         (12,494)
                                                           -------             -------          -------

Income/(loss) from continuing operations
    before income taxes                                    (26,146)              6,635           15,374
Income tax expense/(benefit)  (note 10)                     (9,347)              2,307            7,467
                                                           -------             -------          -------
    Earnings/(loss) from continuing operations             (16,799)              4,328            7,907
Discontinued operations:
    Income/(loss) from discontinued operations,
          net of tax                                          (637)              1,081             (233)
    Estimated loss on disposal of discontinued
          operations, net of tax                           (14,657)                  -                -
                                                           -------             -------          -------
Net earnings/(loss)                                       $(32,093)           $  5,409         $  7,674
                                                           =======             =======          =======

Basic earnings/(loss) per share:
    Continuing operations                                 $  (1.08)           $   0.28         $   0.51
    Discontinued operations:
         Income/(loss) from operations                       (0.04)               0.07            (0.01)
         Estimated loss on disposal                          (0.94)                  -                -
                                                           -------             -------          -------
                  Total                                   $  (2.06)           $   0.35         $   0.50
                                                           =======             =======          =======

Diluted earnings (loss) per share:
    Continuing operations                               $    (1.08)           $   0.26         $   0.47
    Discontinued operations:
         Income/(loss) from operations                       (0.04)               0.07            (0.01)
         Estimated loss on disposal                          (0.94)                  -                -
                                                         ---------             -------          -------
                  Total                                 $    (2.06)           $   0.33         $   0.46
                                                         =========             =======          =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                 Consolidated Statements of Stockholders' Equity

                        Three years ended January 2, 1999
                        (In thousands, except share data)





                                              Common stock
                                         -----------------------
                                                                      Additional
                                         Number         $.01 par      paid-in       Retained      Total
                                         of shares      value         capital       earnings      stockholders'
                                                                                                  equity
-------------------------------------------------------------------------------------------------------------

Balances at December 30, 1995            15,256,530     $ 153         $32,943       $21,737       $54,833


Issuance of common stock                    199,407         2             618             -           620

Tax benefits relating to January 1,
1994                                              -         -             906             -           906
     valuation allowance

Net earnings                                      -         -               -         7,674         7,674
                                         ----------     -----         -------       -------       -------



Balances at December 28, 1996            15,455,937       155          34,467        29,411        64,033

Issuance of common stock                    107,100         1             313             -           314

Net earnings                                      -         -               -         5,409         5,409
                                         ----------     -----         -------       -------       -------



Balances at January 3, 1998              15,563,037       156          34,780        34,820        69,756
                                         ----------     -----         -------       -------       -------


Issuance of common stock                     26,040         -              98             -            98

Tax benefits relating to January 1,
1994                                              -         -             185             -           185
     valuation allowance

Net earnings (loss)                              -         -               -        (32,093)      (32,093)
                                         ----------     -----         -------       -------       -------


Balances at January 2, 1999              15,589,077     $ 156         $35,063       $ 2,727       $37,946
                                         ==========     =====         =======       =======       =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                        Three years ended January 2, 1999
                                 (in thousands)

                                                                     January 2,             January 3,       December 28,
                                                                       1999                   1998              1996
                                                                     ------------           ----------       -------------
Cash flows from operating activities:
     Earnings/(loss) from continuing operations                      $ (16,799)             $   4,328        $     7,907
     Adjustments to reconcile net earnings/(loss) to net
       cash provided by continuing operating activities:
          Depreciation and amortization                                 32,418                 29,751             26,434
          Deferred income tax expense/(benefit)                         (9,312)                (1,641)               (88)
          Loss/(gain) on sale of assets                                    982                   (927)               294
          Changes in operating assets and liabilities, net
            of effects from acquisitions:
               Accounts receivable                                      12,627                  3,278                 92
               Inventories and prepaid expenses                            749                 (3,492)             2,932
               Accounts payable and accrued expenses                       265                 (3,786)             8,710
               Accrued interest                                           (256)                (3,365)               380
               Other                                                     3,403                 (1,821)               985
                                                                     ---------              ---------        -----------
     Net cash provided by continuing operations                         24,077                 22,325             45,184
     Net cash provided by discontinued operations                        1,388                  4,812              1,231
                                                                     ---------              ---------        -----------
                   Net cash provided by operating activities            25,465                 27,137             46,415
                                                                     ---------              ---------        -----------

Cash flows from investing activities:
     Recurring capital expenditures                                    (14,967)               (20,230)           (22,929)
     Capital expenditures related to acquisitions                            -                 (4,290)            (3,520)
     Gross proceeds from sale of property, plant and equipment,
       assets held for disposition and other assets                      4,090                  6,055                507
     Payments related to routes and other intangibles                     (341)                (6,870)              (707)
     Fair value of net assets acquired in acquisitions (note 1)              -                      -            (42,098)
     Net cash used in discontinued operations                           (1,999)                (2,047)            (2,182)
                                                                     ---------              ---------        -----------
          Net cash used in investing activities                        (13,217)               (27,382)           (70,929)
                                                                     ---------              ---------        -----------

Cash flows from financing activities:
     Proceeds from long-term debt                                       99,980                283,124             20,124
     Payments on long-term debt                                        (99,084)              (289,116)           (33,223)
     Proceeds from acquisition debt                                          -                      -             40,000
     Contract payments                                                  (3,326)                (1,544)            (1,600)
     Deferred loan costs                                                  (118)                (1,008)                 -
     Issuance of common stock                                               99                    314                620
     Net cash provided by/(used in) discontinued operations               (460)                (1,526)              (100)
                                                                     ---------              ---------        -----------
         Net cash provided by (used in) financing activities            (2,909)                (9,756)            25,821
                                                                     ---------              ---------        -----------

Net (increase)/decrease in cash and cash equivalents
    from discontinued operations                                            29                    745               (751)
                                                                     ---------              ---------        -----------
Net increase/(decrease) in cash and cash equivalents                     9,368                 (9,256)               556

Cash and  cash equivalents at beginning of year                          2,949                 12,205             11,649
                                                                     ---------              ---------        -----------
Cash and cash equivalents at end of year                             $  12,317              $   2,949        $    12,205
                                                                     =========              =========        ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                                     $  11,997                $17,114        $    12,603
                                                                     ---------                 ------         ----------
        Income taxes, net of refunds                                 $  (1,454)              $  4,345       $      1,647
                                                                     ---------                -------        -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DARLING INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                       January 2, 1999 and January 3, 1998

(1)  GENERAL

     (a)   NATURE OF OPERATIONS

           Darling International Inc. (the "Company") believes it is the largest independent recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products and used restaurant cooking oil from butcher shops, grocery stores, independent meat and poultry processors and restaurants nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, and yellow grease. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

           On October 22, 1993, the Company entered into a settlement agreement providing for a restructure of the Company's debt and equity and resolution of a class action lawsuit (the "Settlement"). On December 29, 1993, the Settlement was consummated and became binding on all original note holders. The Company has accounted for the Settlement using "Fresh Start Reporting" as of January 1, 1994, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the United States Bankruptcy Code" issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994 and the Company's accumulated deficit was eliminated as of January 1, 1994.

     (b)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (1)  Basis of Presentation

               The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 14, the operations of IPC, as defined below, are classified as discontinued operations. As such, certain prior year balances have been reclassified in order to conform to current year presentation.

           (2)  Fiscal Year

                The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 2, 1999, the 53 weeks ended January 2, 1999, and the 52 weeks ended December 28, 1996.

           (3)  Inventories

                Inventories re stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

           (4)  Property, Plant and Equipment

                Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets: 1) Buildings and improvements - 24 to 30 years; 2) Machinery and equipment - 3 to 8 years; and 3) Vehicles - 4 to 6 years.

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

                The weighted average common shares used for basic earnings per common share was 15,581,000 15,519,000 and 15,375,000 for 1998,
                1997 and 1996, respectively. The effect of dilutive stock options added 942,000 and 1,299,000 shares for 1997 and 1996, respectively, for the computation of diluted earnings per common share. For 1998, the effect of all outstanding stock options were excluded from diluted earnings per common share because the effect was anti-dilutive.

           (10) Stock Option Plans

                The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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


           (12) Supplemental Schedule of Non-Cash Investing and
                Financing Activities

                During the year ended December 28, 1996, non-cash investing and financing activities included the purchase of 100% of the common stock of Standard Tallow for $10,400,000. Assets acquired, liabilities assumed, and consideration paid for this acquisition are as follows (in thousands):

                    Fair value of assets acquired, less cash          $ 20,066
                    Liabilities assumed and incurred                   (11,094)
                                                                       -------
                    Fair value of net assets acquired                    8,972
                    Bank debt incurred                                 (10,400)
                                                                       -------
                         Cash (received)paid upon purchase            $ (1,428)
                                                                      ========


                In addition, the Company purchased 100% of the common stock of International Processing Corporation and International Transportation Service, Inc. (collectively referred to as "IPC") for $30,000,000. Assets acquired, liabilities assumed and consideration paid for this acquisition are as follows (in thousands):

                    Fair value of assets acquired, less cash          $ 40,836
                    Liabilities assumed and incurred                   (14,710)
                                                                       -------
                    Fair value of net assets acquired                   33,126
                    Bank debt incurred                                 (29,600)
                                                                       -------
                         Cash (received)paid upon purchase            $  3,526
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

          (14) Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

                The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          (15)  Financial Instruments

                The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. The carrying amount of $70,000,000 of outstanding borrowings under the Credit Agreement at January 2, 1999, approximated $70,207,000 since these borrowings bear interest at a fixed rate pursuant to an interest rate swap.

                The carrying amount of the balance of outstanding borrowings under the Credit Agreement at January 2, 1999 and January 3, 1998 approximated fair value since the borrowings bear interest at current market rates.

          (16)  Derivative Instruments

                The Company's use of derivative instruments is limited to interest rate swaps which are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

                The Company has entered into interest rate swaps to effectively fix the interest rate of a portion of its long term debt. The notational amount of the swaps fixes approximately 48% of total long term debt at January 2, 1999, at an underlying rate of 7.85%. These swaps settle at maturity, June 27, 2002. The Company's credit risk related to interest rate swaps is considered minimal due to strong creditworthy counterparties, settlement on a net basis, and short durations.


(2)    ACQUISITIONS

       During Fiscal 1997, as part of the Company's strategy to expand its presence in restaurant grease collection and the grease trap business, the Company made the following acquisitions: Enduro, Midwest Recycling, and Torvac, totaling $11.7 million which included goodwill acquired of $2.2 million.

       On May 8, 1996, the Company acquired 100% of the common stock of Standard Tallow for $10,400,000. The Company recorded goodwill associated with this acquisition in the amount of $4.3 million, which will be amortized over 30 years.

       On August 30, 1996, the Company acquired 100% of the common stock of IPC for $32,800,000. The Company recorded goodwill associated with this acquisition in the amount of $15.9 million which was being amortized over 30 years (see Note 14) Subsequent funding of approximately $3,600,000 was made into IPC to increase the overall investment of the Company.

(3)    INVENTORIES

       A summary of inventories follows (in thousands):

                                           January 2,       January 3,
                                              1999             1998
                                          -----------      -----------
            Finished product               $ 11,065          $ 12,863
            Supplies and other                  642               557
                                           --------          --------
                                           $ 11,707          $ 13,420
                                           ========          ========



(4)     PROPERTY, PLANT AND EQUIPMENT

        A summary of property, plant and equipment follows (in thousands):


                                               January 2,        January 3,
                                                  1999              1998
                                              -------------     ------------
            Land                               $  18,089         $  18,506
            Buildings and improvements            25,720            23,243
            Machinery and equipment              137,524           125,293
            Vehicles                              51,250            51,731
            Construction in process                8,204            16,178
                                                --------          --------
                                                 240,787           234,951
            Accumulated depreciation            (100,713)          (78,344)
                                                --------          --------
                                               $ 140,074         $ 156,607
                                                ========          ========


(5)    OTHER ASSETS

       Other assets consist of the following (in thousands):

                                                   January 2,        January 3,
                                                      1999              1998
                                                -------------        ----------
            Prepaid pension cost (note 12)          $  3,009          $  2,612
            Deposits and other                         2,429             2,828
                                                    --------           -------
                                                    $  5,438          $  5,440
                                                     =======           =======


(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):

                                                  January 2,        January 3,
                                                    1999              1998
                                                 -------------     ------------
           Insurance                              $  3,778          $  3,988
           Compensation and benefits                 4,654             5,259
           Utilities and sewage                      2,649             2,661
           Reserve for environmental and
              litigation matters (note 15)           2,000             2,000
           Income taxes payable                        231             2,431
           Other                                     8,943             7,355
                                                   -------           -------
                                                  $ 22,255          $ 23,694
                                                   =======           =======

(7)    LEASES

       The Company leases nine plants and storage locations, four office locations and a portion of its transportation equipment. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 2, 1999, are as follows (in thousands):

                   Period Ending Fiscal                      Operating Leases
                   --------------------                      ----------------
                     1999                                           2,122
                     2000                                           1,989
                     2001                                           1,819
                     2002                                           1,694
                     2003                                             978
                     Thereafter                                     8,632
                                                                  -------
                          Total                                  $ 17,234
                                                                   ======

          Rent expense for the years ended January 2, 1999, January 3, 1998, and
          December  28,  1996  was   $1,695,867,   $1,283,035  and   $1,210,687,
          respectively.


(8)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                  January 2,        January 3,
                                                     1999              1998
                                                  ----------       -----------
           Credit Agreement:
               Revolving Credit Facility          $ 111,319         $ 100,875
               Term Loan                             36,702            46,250
           Other notes                                  309               174
                                                   --------          --------
                                                    148,330           147,299
           Less current maturities                    7,717             5,118
                                                   --------          --------
                                                  $ 140,613         $ 142,181
                                                   ========          ========



     CREDIT AGREEMENT

     Effective June 5, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") which originally provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. On October 3, 1998, the Company entered into an amendment of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the "Banks") agreed to forbear from exercising rights and remedies arising as a result of several existing events of default of certain financial covenants (the "Defaults") under the Credit Agreement, as amended, until November 9, 1998.

     On November 6, 1998, the Company entered into an extension of the Amendment whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement").

     The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

     The Term Loan provides for $36,702,000 of borrowing. Under the Credit Agreement, the Term Loan bore interest, payable monthly at LIBOR (5.25% at January 2, 1999) plus a margin (the "Credit Margin") (3.0% at January 2,
     1999). Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (7.75% at January 2, 1999) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $1,800,000 on March 31, 1999; $1,200,000 on June 30, 1999; $2,000,000 on September 30
     1999;  $2,500,000  on December  31,  1999;  $2,500,000  on March 31,  2000;
     $22,500,000  on June 30, 2000;  $2,500,000 on September  30, 2000;  and the
     balance due on December 31, 2000. As of January 2, 1999, $36,702,000 was outstanding under the Term Loan.

     The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Credit Agreement, outstanding borrowings on the Revolving Credit Facility bore interest, payable monthly, at various LIBOR rates (ranging from 5.2044% to 5.25% at January 2, 1999) plus the Credit Margin as well as portions at a Base Rate (8.25% at January 2, 1999) or, for swingline advances, at the Base Rate. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (7.75% at January 2, 1999) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of January 2, 1999, $111,319,000 was outstanding under the Revolving Credit Facility. As of January 2, 1999, the Company had outstanding irrevocable letters of credit aggregating $12,429,000.

     Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 2, 1999, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

     Certain financial covenant tests under the Amended and Restated Credit Agreement were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products in 1998. Such prices continue to decline early in 1999. If prices for the Company's finished goods are to decline below those prevailing in the first quarter of 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in the later part of 1999.

     The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 2, 1999, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.



     SUBORDINATED NOTES

     On June 27, 1997, the Company redeemed Subordinated Notes with a face amount of $69,976,000, using proceeds from the Revolving Credit Facility.

       OTHER

       Aggregate maturities of long-term debt subsequent to January 2, 1999 are as follows (in thousands):

                 1999              7,717
                 2000             29,294
                 2001            111,319



 (9)   OTHER NONCURRENT LIABILITIES

       Other noncurrent liabilities consist of the following (in thousands):

                                                     January 2,       January 3,
                                                        1999             1998
                                                     ----------      -----------
          Reserve for insurance, environmental,
            litigation and tax matters (note 15)       $16,237         $10,212
          Liabilities associated with consulting
             and noncompete agreements                   7,201           9,487
          Other                                          1,398           1,258
                                                       -------         -------
                                                       $24,836         $20,957
                                                       =======         =======

       The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with Statement of Financial Accounting Standards No. 106 and the effect on the Company's financial position and results of operations is immaterial.



 (10)  INCOME TAXES

       Income  tax  expense   (benefit)   attributable  to  income  (loss)  from
       continuing operations before income taxes consists of the following (in thousands):

                                January 2,        January 3,      December 28,
                                   1999              1998             1996
                               ------------       -----------     -------------
          Current:
              Federal              $ (34)          $ 2,813          $ 6,944
              State                    -               262              611
              Foreign                  -                14                -
          Deferred:
              Federal             (8,529)           (1,099)             (62)
              State                 (784)              (94)             (26)
              Foreign                (97)              411                -
                                  ------            ------           ------
                                 $(9,347)          $ 2,307          $ 7,467
                                  ======            ======           ======

       Income tax expense for the years ended January 2, 1999, January 3, 1998, and December 28, 1996, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

                                          January 2,   January 3,   December 28,
                                             1999         1998           1996
                                         -----------   ----------    -----------
          Computed "expected"
              tax expense                 $ (9,151)     $  2,322       $  5,381
          State income taxes,
              net of federal benefit          (510)          109            368
          Tax-exempt income of foreign
              sales corporation                116          (463)          (323)
          Nondeductible fines and
              penalties (note 15)                -             -          1,058
          Other, net                           198           339            983
                                           -------       -------       --------
                                          $ (9,347)     $  2,307       $  7,467
                                           =======       =======        =======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 1999 and January 3, 1998 are presented below (in thousands):

                                                       January 2,    January 3,
                                                          1999           1998
                                                      -----------   -----------
         Deferred tax assets:
           Net operating loss carryforwards             $ 32,290       $ 28,582
           Foreign tax credits and capital
             loss carryforwards                                -          4,434
           Loss contingency reserves                       6,345          5,191
           Net assets of discontinued operations           6,654              -
           Other                                           1,767          1,473
                                                        ---------      --------
               Total gross deferred tax assets            47,056         39,680
               Less valuation allowance                  (20,616)       (19,472)
                                                        --------        -------
               Net deferred tax assets                    26,440         20,208
                                                        --------       --------
         Deferred tax liabilities:
           Collection routes and contracts                (9,520)       (10,754)
           Property, plant and equipment                 (25,458)       (29,861)
           Other                                          (1,160)        (1,252)
                                                        --------       --------
               Total gross deferred tax liabilities      (36,138)       (41,867)
                                                         -------        -------
                                                       $  (9,698)      $(21,659)
                                                        ========        =======



       The portion of the deferred tax assets and liabilities expected to be recognized in Fiscal 1999 has been recorded at January 2, 1999, in the accompanying consolidated balance sheet as a net current deferred income tax asset of $3,928,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $13,626,000 at January 2, 1999 in the accompanying consolidated balance sheet.

       The valuation allowance for deferred tax assets as of January 2, 1999 and January 3, 1998 was $20,616,000 and $19,472,000, respectively. The net changes in the total valuation allowance for the years ended January 2, 1999 and January 3, 1998 was an increase of $1,144,000 and a decrease of $190,000. The Company believes that the remaining net deferred tax assets at January 2, 1999 and January 3, 1998 will be realized primarily through future reversals of existing taxable temporary differences.

       At January 2, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $84,972,000 which are available to offset future federal taxable income through 2013. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its pre-1994 net operating loss carryforwards ($75,154,000) is limited to $3,400,000 per year for the remaining life of the net operating losses. At January 2, 1999, foreign tax credits of approximately $2,702,000 and capital loss carryforwards of approximately $313,000 expired.

       The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance ($185,000 in 1998 and $906,000 in 1996) as a direct addition to additional paid-in capital.


(11)   STOCKHOLDERS' EQUITY

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

       The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of January 2, 1999, options to purchase 294,000 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $3.33 - $9.042 per share (approximated market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

       The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $5.57, $7.34 and $4.63, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                            1998           1997         1996
                                        -------------------------------------
             Expected dividend yield        0.0%           0.0%         0.0%
             Risk-free interest rate        5.25%         5.25%         6.6%
             Expected life                10 years       10 years     10 years
             Expected volatility          3.79-4.06     4.12-4.43       6.20

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements as stock options were granted at market value on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's earnings (loss) from continuing operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                                                 1998         1997         1996
                                           -------------------------------------
          Earnings (loss) from
           continuing operations

                               As reported   $(16,799)      $4,328       $7,907
                               Pro forma     $(16,963)      $3,293       $7,337

          Basic earnings (loss) per common
           share from continuing operations

                               As reported     $(1.08)       $0.28        $0.51
                               Pro forma       $(1.09)       $0.21        $0.47


       Pro forma net earnings reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 are not considered.

       A summary of transactions for all stock options granted follows:


                                                 Option exercise   Weighted-avg.
                                    Number of        price        exercise price
                                     shares        per share       per share
                                  ----------------------------------------------
      Options outstanding at
      December 30, 1995             2,723,727      $2.857-9.250       $3.9269
            Granted                   430,200      8.792-10.292        9.6183
            Canceled                  (29,190)     2.857-4.125         3.4018
            Exercised                (199,407)     2.857-4.125         3.0998
                                   ----------
      Options outstanding at
      December 28, 1996             2,925,330      2.857-10.292        4.8255
            Granted                   683,062      8.25-10.875         9.25
            Canceled                 (450,300)     2.857-10.292        3.5062
            Exercised                (107,100)      3.33-8.833         4.5346
                                   ----------
      Options outstanding at
      January 3, 1998               3,050,992      2.857-10.875        6.0191
            Granted                    96,900      3.4375-8.687        7.4138
            Canceled                  (43,530)     4.125-10.292        8.3417
            Exercised                 (26,040)      3.45-4.125         3.8139
                                   ----------
      Options outstanding at
      January 2, 1999               3,078,322     $2.857-10.875       $6.0489
                                    =========
      Options exercisable at
      January 2, 1999               2,443,745     $2.857-10.875       $5.2529
                                    =========


       At January 2, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.857 - $10.875 and 6.6 years, respectively.

       At January 2, 1999 and January 3, 1998, the number of options exercisable was 2,443,745 and 1,927,382, respectively, and the weighted-average exercise price of those options was $5.2529 and $4.7302, respectively.

(12)   EMPLOYEE BENEFIT PLANS

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

       The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (October 1, 1998 and 1997) (in thousands):


                                                         January 2,   January 3,
                                                             1999         1998
                                                          ---------   ----------
       Change in benefit obligation:
         Benefit obligation at beginning of year          $40,222      $34,504
         Service cost                                       1,360        1,024
         Interest cost                                      2,835        2,557
         Amendments                                           113           95
         Actuarial loss                                     4,684        3,960
         Benefits paid                                     (2,108)      (1,918)
                                                          -------      -------
           Benefit obligation at end of year               47,106       40,222
                                                           ------       ------

       Change in plan assets:
         Fair value of plan assets at beginning of year    42,313       35,212
         Actual return on plan assets                       1,398        8,184
         Employer contribution                              1,271          835
         Benefits paid                                     (2,108)      (1,918)
                                                          -------      -------
           Fair value of plan assets at end of year        42,874       42,313
                                                           ------       ------

       Funded status                                       (4,232)       2,091
       Unrecognized actuarial loss (gain)                   6,609          (59)
       Unrecognized prior service cost                        632          580
                                                         --------   ----------
            Prepaid benefit cost                         $  3,009     $  2,612
                                                         ========     ========

       Net pension cost includes the following components (in thousands):

                                        January 2,     January 3,   December 28,
                                            1999          1998          1996
                                        ----------    -----------   -----------
      Service cost                         $1,360      $1,024        $ 1,033
      Interest cost                         2,835       2,557          2,463
      Expected return on plan assets       (3,870)     (8,708)        (2,737)
      Net amortization and deferral            70       5,793           (154)
                                           ------      ------        -------
                      Net pension cost     $  395      $  666        $   605
                                           ======      ======        =======



     Assumptions used in accounting for the employee benefit pension plans were:


                                          January 2,   January 3,   December 28,
                                              1999         1998        1996
                                           ------------------------------------
        Weighted average discount rate         6.75%      7.25%       7.75%
        Rate of increase in future
            compensation levels                5.80%      5.15%       5.02%
        Expected long-term rate of
            return on assets                   9.25%      9.25%       8.75%


       The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans' net assets is not available. The cost of such plans amounted to $1,306,367, $1,529,000 and $1,333,000 for the years ended
       January 2, 1999, January 3, 1998, and December 28, 1996, respectively.


(13)   CONCENTRATION OF CREDIT RISK

       Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company's net sales in 1998, 1997 and 1996.


(14)   DISCONTINUED OPERATIONS

       In 1998, the Company made a decision to discontinue the operations of the Bakery By-Products Recycling segment in order to concentrate its financial and human resources on its other businesses. The Bakery By-Products Recycling segment was comprised of International Processing Corporation, International Transportation Services, Inc., and Food By-Products Recycling (collectively referred to as "IPC"). Both International Processing Corporation and International Transportation Services, Inc., are wholly-owned subsidiaries of the Company. Food By-Products Recycling is a wholly-owned subsidiary of International Transportation Services, Inc. On February 10, 1999, the Company announced the execution of a Stock Purchase Agreement dated February 9, 1999, with Scope Products, Inc., a wholly-owned subsidiary of Scope Industries, pursuant to which the Company agreed to sell all the issued and outstanding stock of IPC for a total consideration of $22,000,000. $2,000,000 of the total consideration will be deposited in an escrow account to cover certain post-closing adjustments and the Company's indemnification obligations under the Agreement. The closing of the transaction is certain to subject conditions, including receipt of necessary approval under the Hart-Scott-Rodino Act. Accordingly, there can be no assurance that the conditions to closing will be satisfied or waived by the parties or that the sale will be consummated. The Company anticipates that the sale will take place on April 5, 1999.

       The anticipated disposal of IPC has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, statements of operations and cash flows and the Company's financial results of prior periods were reclassified.

       The condensed statement of operations relating to discontinued operations for the years ended January 2, 1999 (through the measurement date of November 3, 1998), January 3, 1998, and December 28, 1996 follows (in thousands):

                                          January 2,   January 3,   December 28,
                                               1999         1998          1996
                                           ---------   ----------   -----------
         Net sales                          $37,456      $54,329       $21,590
         Cost and expenses                   38,484       52,586        21,985
                                             ------       ------        ------
         Income (loss) before income taxes   (1,028)       1,743          (395)

         Provision for income taxes            (391)         662          (162)
                                            -------      -------       -------
         Net earnings (loss)                $  (637)     $ 1,081      $   (233)
                                             ======       ======       =======


       Included in the estimated loss on disposition of discontinued operations is a net tax benefit of $2.2 million. In addition, no interest expense has been allocated to discontinued operations.

       At January 2, 1999, net assets of discontinued operations on the consolidated balance sheets include primarily property, plant and equipment, collection routes and contracts, and intangible assets, less current liabilities to be assumed upon disposal.


(15)  CONTINGENCIES

      (a)   ENVIRONMENTAL

      Chula Vista

      The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997, the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. In June 1998, the RWQCB provided a letter to assure potential purchasers and lenders of limitations on their liability connected to the balance of the Site (approximately 30 acres) in order to facilitate a potential sale. The Company continues to work with the RWQCB to define the scope of an additional order which will address the Company's future obligations for that remaining portion of the Site.

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

      Underground Storage Tanks

      The Company's processing operations do not produce hazardous or toxic wastes; however, the Company does operate underground fuel storage tanks ("UST's") that are subject to federal, state and local laws and regulations. As of January 2, 1999, the Company has removed or closed all UST's.

      Blue Earth

      In Fiscal 1996, the Company recorded a provision for loss contingency of $6.1 million to cover the expected costs of settlement as well as legal, environmental and other related costs for the previously disclosed contingencies at the Company's Blue Earth rendering plant.


     (b)  LITIGATION
                                                                .
      Melvindale

      A group of residents living near the Company's Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has not been certified. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

      Other Litigation

      The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to the release of unacceptable odors from some if its processing facilities.

      The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

      The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.5 million and $8.5 million at January 2, 1999. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $19.2 million and $15.7 million at January 2, 1999 and January 3, 1998, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.


(16) BUSINESS SEGMENTS

     During Fiscal 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operated on a worldwide basis within four industry segments: Rendering, Restaurant Services, Esteem Products and Bakery By-Products Recycling. Prior to Fiscal 1998, Rendering and Restaurant Services were not separately accounted for and therefore separate segment data does not exist for Fiscal 1997 and 1996 as it is impractical to create such data. Esteem Products was newly created in Fiscal 1998. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles) and selling, general and administrative expenses incurred at all operating locations and exclude general corporate expenses.

     Rendering

     Rendering consists of the collection and processing of animal by-products from butcher shops, grocery stores and independent meat and poultry processors, converting these wastes into similar products such as useable oils and proteins utilized by the agricultural and oleochemical industries.

     Restaurant Services

     Restaurant Services consists of the collection of used cooking oils from restaurants and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing. Prior to Fiscal 1998, the activities conducted by this business segment were considered part of the Rendering segment.

     Esteem Products

     Esteem Products  consists of the development and marketing of enhanced feed
     ingredients   from  existing  raw  material  streams   utilizing   advanced
     biochemistry and animal nutrition technologies.

     Bakery By-Products Recycling

     Bakery By-Products Recycling consists of the collection and processing of bakery and confectionery by-products from bakeries, snack food producers, confectioners, and pasta manufacturers, converting them into a high-energy ingredient used as a component of livestock and poultry rations. This business segment has been classified as a discontinued operation (see Note
     14).

     Included in corporate activities are general corporate expenses and the amortization of intangibles related to "Fresh Start Reporting." Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

     Business Segment Net Revenues (in thousands):
                                                               January 2, 1999
                                                              ----------------
                Rendering:
                       Trade                                       $275,424
                       Intersegment                                  29,210
                                                                    -------
                                                                    304,634
                                                                    -------
                Restaurant Services:
                       Trade                                         61,451
                       Intersegment                                   7,521
                                                                    -------
                                                                     68,972
                                                                    -------
                Esteem Products:
                       Trade                                            156
                       Intersegment                                     106
                                                                    -------
                                                                        262
                                                                    -------
                Eliminations                                        (36,837)
                                                                    -------
                Total                                              $337,031
                                                                    =======



        Business Segment Profit (Loss)  (in thousands):
                                                                 January 2,
                                                                    1999
                                                                 ----------
                Rendering                                          $5,231
                Restaurant Services                                   773
                Esteem Products                                    (2,792)
                Corporate Activities                              (16,892)
                Interest expense                                  (12,466)
                                                                  -------
                Income (loss) from continuing operations
                   before income taxes                           $(26,146)
                                                                  =======


     Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined
     Rend./Rest. Svcs. Depreciation of Combined Rend./Rest. Svcs. assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" is not considered in the measure of operating segment profit (loss) and is included in Corporate Activities.

     Business Segment Assets (in thousands):
                                                                 January 2,
                                                                    1999
                                                                 ----------
             Rendering                                           $84,904
             Restaurant Services                                  32,100
             Combined Rend./Rest. Svcs.                           93,080
             Esteem Products                                       3,097
             Corporate Activities                                 29,985
             Net assets of discontinued operations                20,000
                                                                --------
             Total                                              $263,166
                                                                 =======


     Business Segment Property, Plant and Equipment (in thousands):

                                                              January 2,
                                                                  1999
                                                             ----------
           Depreciation and amortization:
                   Rendering                                   $21,756
                   Restaurant Services                           7,132
                   Esteem Products                                 455
                   Corporate Activities                          3,075
                                                                ------
           Total                                               $32,418
                                                                ======
           Additions:
                   Rendering                                    $6,821
                   Restaurant Services                           1,105
                   Combined Rend./Rest. Svcs.                    3,948
                   Esteem Products                               2,764
                   Corporate Activities                            329
                                                                ------
           Total                                               $14,967
                                                                ======


     The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

     Geographic Area Net Trade Revenues (in thousands):

                                     January 2,      January 3,    December 28,
                                        1999            1998           1996
                                  -------------     -----------   -------------
        United States                $208,255        $343,102       $348,270
        Korea                           5,897           5,280          5,796
        Spain                           8,237           8,700         12,191
        Mexico                          9,094           6,511          4,645
        Japan                           5,037           4,868          1,789
        N. Europe                         694           3,210          4,191
        Pacific Rim                     6,592           9,208         14,875
        Taiwan                          3,342           2,408          3,023
        Canada                          1,659           4,791          5,846
        Latin/South America            10,772           7,331         11,390
        Other/Brokered                 77,452          48,733         55,309
                                     --------        --------       --------
        Total                        $337,031        $444,142       $467,325
                                      =======         =======        =======


        Other/Brokered trade revenues represent product for which the ultimate destination is not monitored.

 (17)   QUARTERLY FINANCIAL DATA
        (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):


                                                                Year Ended January 2, 1999
                                               ------------------------------------------------------------------
                                               First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                               ------------    --------------   -------------   --------------
        Net sales                               $95,669        $87,315          $79,349         $74,698
        Operating income (loss)                     846         (1,284)         (6,227)          (5,618)
        Earnings (loss) from
          continuing operations                  (1,373)        (2,717)         (6,294)          (6,415)
        Discontinued operations:
           Income (loss) from operations            (31)            88            (603)             (91)
           Estimated loss on disposal                 -              -               -          (14,657)
        Net earnings (loss)                      (1,404)        (2,629)         (6,897)         (21,163)
        Basic earnings (loss) per share           (0.09)         (0.17)          (0.44)           (1.36)
        Diluted earnings (loss) per share         (0.09)         (0.17)          (0.44)           (1.36)



                                                                Year Ended January 3, 1998
                                               -------------------------------------------------------------------
                                               First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                               -------------   --------------   -------------   --------------
         Net sales                             $112,266        $115,212         $101,722        $114,942
         Operating income                         3,994           8,671            2,176           3,516
         Earnings (loss) from
           continuing operations                    213           3,133            (596)           1,578
         Discontinued operations:
           Income from operations                   173             679              73              156
         Net earnings (loss)                        386           3,812            (523)           1,734
         Basic earnings (loss) per share           0.02            0.25           (0.03)            0.11
         Diluted earnings (loss) per share         0.02            0.23           (0.03)            0.10


   See Note 14 for a discussion of fourth quarter Fiscal 1998 determination to dispose of IPC. IPC is classified as a discontinued operation, and accordingly, the information presented in this table differs from that reported on Forms 10Q because of the reclassification of discontinued operations for all periods presented in the table.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES



   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                Additions Charged to:
                                              Balance at       -----------------------                  Balance at
                                              Beginning        Costs and                                End of
                Description                   of Period        Expenses       Other        Deductions   Period
----------------------------------           ------------      ----------     --------     ----------   ----------

Accumulated amortization of
collection routes and contracts:

Year ended January 2, 1999                    $   7,668        $   5,759       $    -      $   1,326    $  12,101
                                               ========         ========        =====       =========    ========


Year ended January 3, 1998                    $   2,971        $   5,660       $    -      $     963    $   7,668
                                               ========         ========        =====       ==========   ========


Year ended December 28, 1996                  $   7,854        $   4,785      $    -       $   9,668    $   2,971
                                               ========         ========        =====       ========     ========


Accumulated amortization of
goodwill:

Year ended January 2, 1999                    $      286     $       227      $    -       $       -    $     513
                                               =========      ==========        =====       ========     ========


Year ended January 3, 1998                    $      120     $       166      $    -       $       -     $    286
                                               =========      ==========        =====       ========      =======


Year ended December 28, 1996                  $        -     $       120      $    -       $       -     $    120
                                               =========      ==========        =====       ========      =======



Note:  Deductions consist of the write-off of fully amortized collection routes and contracts.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


                                     PART II


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.





                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Denis Taura, a director of the Company, is a principal in Taura Flynn & Associates, LLC. The Company incurred from Taura Flynn & Associates, LLC, fees and expenses of $335,592 related to management consulting services provided to the Company.

         Fredrick J. Klink, a director of the Company, is a partner in the law firm of Dechert, Price & Rhodes. The Company paid Dechert, Price & Rhodes fees for the performance of various legal services.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999




ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:
     (1) The following consolidated financial statements are included in Item 8.

                                                                         Pages
             Independent Auditors' Report                                  21
             Consolidated Balance Sheets-
                    January 2, 1999 and January 3, 1998                    22
             Consolidated Statements of Operations -
                    Three years ended January 2, 1999                      23
             Consolidated Statements of Stockholders' Equity -
                    Three years ended January 2, 1999                      24
             Consolidated Statements of Cash Flows -
                    Three years ended January 3, 19998                     25
             Notes to Consolidated Financial Statements -
                    January 2, 1999 and January 3, 1998                    26
             Quarterly Data                                                44


(2) The following financial statement schedule is included in Item 8.

             Schedule II - Valuation and Qualifying Accounts               45

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

         Exhibit No.                       Description

         3.1  *      Restated Certificate of Incorporation of the Company.

         3.2  *      Amended and Restated Bylaws of the Company.

         4.1  *      Specimen Common Stock Certificate.

         10.1 **     Amended and Restated Credit  Agreement,  dated
                     as of January 22, 1999, among Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-agents, and other banks as named therein.

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

         21          Subsidiaries of the Registrant.

         23          Consent of KPMG LLP.

         27          Financial Data Schedule


            *    Incorporated by reference from the Registrant's Registration
                 Statement on Form S-1 filed July 15, 1994
                 (Registration No. 33-79478).
            **   Incorporated by reference to Form 8-K filed January 29, 1999.
            ***  Incorporated by reference to Form 10-Q filed August 7, 1997.
            P    Filed pursuant to temporary hardship exemption under cover of
                 Form SE.


         (b)  Reports on Form 8-K:

              The Registrant filed the following current report on Form 8-K during the quarter ended January 2, 1999.

               1. Current Report on Form 8-K dated December 16, 1998, including information regarding the extension of the forbearance period to January 15, 1999, pursuant to a forbearance agreement dated December 14, 1998, between the Company and the banks.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999




                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended January 2, 1999 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 30th day of March, 1999.

                                            DARLING INTERNATIONAL INC.


                                            By:   /s/  Dennis B. Longmire
                                               -----------------------------
                                                  Dennis B. Longmire
                                                  Chairman of the Board and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                            Date

 /s/ Dennis B. Longmire      Chairman of the Board and            March 30, 1999
------------------------      Chief Executive Officer
     Dennis B. Longmire        (Principal Executive Officer)


 /s/ John O. Muse           Vice President,                       March 30, 1999
---------------------        Chief Financial Officer
     John O. Muse             (Principal Financial Officer)


 /s/ Cathy S. Hauslein      Controller                            March 30, 1999
-----------------------
     Cathy S. Hauslein        (Principal Accounting Officer)


 /s/ Bruce Waterfall         Director                             March 30, 1999
-----------------------
     Bruce Waterfall


 /s/ Fredric J. Klink        Director                             March 30, 1999
----------------------
     Fredric J. Klink


 /s/ William Westerman       Director                             March 30, 1999
-----------------------
     William Westerman


 /s/ Denis J. Taura          Director                             March 30, 1999
----------------------
     Denis J. Taura

                                INDEX TO EXHIBITS


 Exhibit No.             Description                                       Page
------------   -----------------------------------------------------      -----

 3.1  *      Restated Certificate of Incorporation of the Company.

 3.2  *      Amended and Restated Bylaws of the Company.

 4.1  *      Specimen Common Stock Certificate.

 10.1 **     Amended  and  Restated  Credit  Agreement,  dated as of
             January 22, 1999, among Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-agents, and other banks as named therein.

 10.2*      Registration Rights Agreement, as amended.

 10.3*      Form of Indemnification Agreement.

 10.4* Lease, dated November 30, 1993, between the Company and the Port of Tacoma.

 10.5 P Leases, dated July 1, 1996, between the Company and the City and County of San Francisco.

 10.6 *     1993 Flexible Stock Option Plan.

 10.7*** International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction.

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

 10.8 *     Form of Executive Severance Agreement.

 10.9 *     1994 Employee Flexible Stock Option Plan.

 10.10*     Non-Employee Directors Stock Option Plan.

 11         Statement re computation of per share earnings.                   51

 21         Subsidiaries of the Registrant.                                   52

 23         Consent of KPMG LLP.                                              53

 27         Financial Data Schedule


    * Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
    **   Incorporated  by reference to Form 8-K filed January 29, 1999.
    ***  Incorporated  by reference  to Form 10-Q filed  August 7, 1997.
    P    Filed pursuant to temporary hardship exemption under cover of Form SE.

                           Darling International Inc.

                                   Exhibit 11

                 Statement RE Computation of Per Share Earnings




The following table details the computation of basic and diluted earnings per common share, in thousands except per share data:



                                                                     January 3,           January 3,          December 28,
                                                                       1998                 1998                 1996
==========================================================================================================================
Earnings (loss) from continuing operations                          $  (16,799)           $  4,328            $  7,907
                                                                     =========             =======             =======

Discontinued operations:
    Income (loss) from discontinued operations, net of tax                (637)              1,081                (233)
    Estimated loss on disposal of discontinued operations,
       net of tax                                                      (14,657)                  -                   -
                                                                       -------             -------             -------
    Net earnings (loss) available to common stock                     $(32,093)           $  5,409            $  7,674
                                                                       =======             =======             =======

------------------------------------------------------------------------------------------------------------------------

Shares (Basic):
    Weighted average number of common shares outstanding                15,581              15,519              15,375
                                                                       =======              ======              ======
    Basic earnings (loss) per share:
         Continuing operations                                         $ (1.08)            $  0.28              $ 0.51
         Discontinued operations:
            Income (loss) from operations                                (0.04)               0.07               (0.01)
            Estimated loss on disposal                                   (0.94)                  -                   -
                                                                        ------              ------               -----
                  Total                                                $ (2.06)            $  0.35              $ 0.50
                                                                        ======              ======               =====

------------------------------------------------------------------------------------------------------------------------

Shares (Diluted):
Weighted average number of common shares outstanding                    15,581              15,519              15,375
Additional shares assuming exercise of stock options                         -                 942               1,299
                                                                       -------              ------             -------
Average common shares outstanding and equivalents                       15,581              16,461              16,674
                                                                       =======              ======             =======
Diluted earnings (loss) per share:
         Continuing operations                                         $ (1.08)             $ 0.26              $ 0.47
         Discontinued operations:
            Income (loss) from operations                                (0.04)               0.07               (0.01)
            Estimated loss on disposal                                   (0.94)                  -                   -
                                                                        ------              ------              ------
                  Total                                                $ (2.06)             $ 0.33              $ 0.46
                                                                        ======               =====               =====

------------------------------------------------------------------------------------------------------------------------

                           Darling International Inc.

                                   EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT





        Subsidiary                                       State of Incorporation
        ----------                                       ----------------------

        International Processing Corporation             Georgia

                           Darling International Inc.

                                   EXHIBIT 23





                          INDEPENDENT AUDITORS' CONSENT





     The Board of Directors
     Darling International Inc.:


     We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of
     Darling International Inc. of our report dated March 5, 1999, relating to the consolidating balance sheets of Darling International Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 2, 1999, and the related schedule, which report appears in the January 2, 1999 annual report on Form 10-K of Darling International Inc.



                                                        KPMG LLP


       Dallas, Texas
       March 30, 1999