Form 10-Q
period 1999-04-03
DARLING INTERNATIONAL INC
filed 1999-05-14
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 1999

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

                       YES /X/      NO  / /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 15,568,362 as of May 13, 1999.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 1999


                                TABLE OF CONTENTS



                                                                      Page No.

                          PART I: Financial Information


Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .    .  .   3
                April 3, 1999 (unaudited) and January 2, 1999

            Consolidated Statements of Operations (unaudited).  .  .  .   .   4
                Three Months Ended April 3, 1999 and April 4, 1998

            Consolidated Statements of Cash Flows (unaudited).  .  .  .   .   5
                Three Months Ended April 3, 1999 and April 4, 1998

            Notes to Consolidated Financial Statements (unaudited).  .   .    6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  .  .  .  .  .  .  11



                           PART II: Other Information

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISKS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .  17

         Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

         Index to Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  19






                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        April 3, 1999 and January 2, 1999
                (in thousands, except shares and per share data)

                                                                               April 3,            January 2,
                                                                                  1999                 1999
                                                                               ----------          ----------
                                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $   1,625           $  12,317
     Accounts receivable                                                          20,204              16,615
     Inventories                                                                   9,057              11,707
     Prepaid expenses                                                              7,725               3,977
     Deferred income tax assets                                                    4,006               3,928
     Other                                                                           603                 671
                                                                                --------             -------
           Total current assets                                                   43,220              49,215

Property, plant and equipment, less accumulated depreciation
   of $106,510 at April 3, 1999 and  $100,713 at January 2, 1999                 133,311             140,074
Collection routes and contracts, less accumulated
   amortization of $13,549 at April 3, 1999 and
   $12,101 at January 2, 1999                                                     41,530              42,978
Goodwill, less accumulated amortization of $570
   at April 3, 1999 and $513 at January 2, 1999                                    5,434               5,461
Other assets                                                                       5,246               5,438
Net assets of discontinued operations                                             20,000              20,000
                                                                                --------            --------
                                                                               $ 248,741           $ 263,166
                                                                                ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt                                         $   8,318           $   7,717
     Accounts payable, principally trade                                           9,525              15,517
     Accrued expenses                                                             20,369              22,255
     Accrued interest                                                                158                 656
                                                                                --------            --------
           Total current liabilities                                              38,370              46,145
Long-term debt, less current portion                                             139,526             140,613
Other non-current liabilities                                                     23,640              24,836
Deferred income taxes                                                             13,767              13,626
                                                                                --------            --------
           Total liabilities                                                     215,303             225,220
                                                                                --------            --------
Stockholders' equity
     Common stock, $.01 par value; 25,000,000 shares authorized;
        15,589,077 and 15,589,077 shares issued and outstanding at
        April 3, 1999 and at January 2, 1999, respectively                           156                 156
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued                                                        -                   -
     Additional paid-in capital                                                   35,063              35,063
     Retained earnings/(deficit)                                                  (1,781)              2,727
           Total stockholders' equity                                             33,438              37,946
                                                                                --------            --------
Contingencies (note 3)
                                                                               $ 248,741           $ 263,166
                                                                                ========            ========

        The accompanying notes are an integral part of these consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS Three months
                      ended April 3, 1999 and April 4, 1998
                      (in thousands, except per share data)


                                                                                   Three Months Ended
                                                                             April 3 ,              April 4,
                                                                               1999                  1998
                                                                             -----------            ---------
                                                                                      (unaudited)

Net sales                                                                    $  69,846              $  94,407
Costs and expenses:
     Cost of sales and operating expenses                                       57,719                 76,593
     Selling, general and administrative expenses                                6,945                  8,824
     Depreciation and amortization                                               7,807                  8,100
                                                                              --------               --------
          Total costs and expenses                                              72,471                 93,517
                                                                              --------               --------
          Operating income/(loss)                                               (2,625)                   890
                                                                              --------               --------

Other income/(expense):
     Interest expense                                                           (3,581)                (2,926)
     Other, net                                                                   (401)                  (157)
                                                                              --------               --------
          Total other income/(expense)                                          (3,982)                (3,083)
                                                                              --------               --------
          Loss from continuing operations
                  before income taxes                                           (6,607)                (2,193)

Income tax benefit                                                              (2,416)                  (819)
                                                                              --------               --------
          Loss from continuing operations                                       (4,191)                (1,374)

Discontinued operations:
Loss from discontinued operations, net of tax                                        -                    (30)
Estimated loss on disposal of discontinued operations, net of tax                 (317)                     -
                                                                              --------               --------
Net loss                                                                     $  (4,508)             $  (1,404)
                                                                              ========               ========

     Basic loss per share:
        Continuing operations                                                   $(0.27)                $(0.09)
        Discontinued operations:
             Loss from operations                                                    -                      -
             Estimated loss on disposal                                          (0.02)                     -
                  Total                                                      $   (0.29)             $   (0.09)
                                                                              ========               ========

     Diluted loss per share:
        Continuing operations                                                   $(0.27)                $(0.09)
        Discontinued operations:
             Loss from operations                                                 -                         -
             Estimated loss on disposal                                          (0.02)                     -
                  Total                                                      $   (0.29)             $   (0.09)
                                                                              ========               =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS Three months
                      ended April 3, 1999 and April 4, 1998
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                  April 3,          April 4,
                                                                                     1999             1998
                                                                                -----------       -----------
                                                                                        (unaudited)
Cash flows from operating activities:
    Loss from continuing operations                                           $ (4,191)          $  (1,374)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                             7,807               8,100
       Deferred income tax                                                          63                (915)
       (Gain)/Loss on sales of assets                                             (209)                 15
       Changes in operating assets and liabilities:
          Accounts receivable                                                   (3,589)              8,737
          Inventories and prepaid expenses                                      (1,096)              2,713
          Accounts payable and accrued expenses                                 (7,878)             (4,337)
          Accrued interest                                                        (498)                 22
          Other                                                                   (163)               (394)
                                                                               -------             -------
    Net cash provided/(used) by continuing operations                           (9,754)             12,567
    Net cash provided/(used) by discontinued operations                            119                (875)
                                                                               -------             -------
              Net cash provided /(used) by operating activities                 (9,635)             11,692
                                                                               -------             -------

Cash flows from investing activities:
    Recurring capital expenditures                                                (763)             (5,140)
    Gross proceeds from sale of property, plant and equipment and
       other assets                                                              1,429                  87
    Payments related to routes and other intangibles                               (83)               (387)
    Net cash used in discontinued operations                                      (330)               (793)
                                                                               -------             -------
    Net cash provided/(used) by investing activities                               253              (6,233)
                                                                               -------             -------

Cash flows from financing activities:
    Proceeds from long-term debt                                                40,194              23,499
    Payments on long-term debt                                                 (40,625)            (27,472)
    Contract payments                                                             (773)               (895)
    Issuance of common stock                                                         -                  50
    Net cash used in discontinued operations                                      (150)               (102)
                                                                               -------            --------
       Net cash used in financing activities                                    (1,354)             (4,920)
                                                                               -------            --------

Net increase/(decrease) in cash and cash equivalents from
   discontinued operations                                                          44                (147)
                                                                               -------            --------
Net increase/(decrease) in cash and cash equivalents                           (10,692)                392
Cash and cash equivalents at beginning of period                                12,317               2,949
                                                                               -------            --------
Cash and cash equivalents at end of period                                    $  1,625           $   3,341
                                                                               =======            ========

Supplemental  disclosure of cash flow information:  Cash paid during the quarter for:
    Interest                                                                  $  4,234           $   3,086
                                                                               -------            --------
    Income taxes, net of refunds                                              $   (120)          $     106
                                                                               -------            --------

                   The accompanying notes are an integral part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  April 3, 1999
                                   (unaudited)


(1)    General

       The accompanying consolidated financial statements for the three month periods ended April 3, 1999 and April 4, 1998 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 2, 1999.



(2)    Certain Significant Accounting Policies


       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of International Processing Corporation have been reclassified as discontinued operations. As such, certain prior year balances have been reclassified in order to conform to current year presentation.


       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.
              Fiscal periods for the consolidated financial statements included herein are as of January 2, 1999, and include the 13 weeks ended April 3, 1999 and the 13 weeks ended April 4, 1998.


       (c)    Earnings/(Loss) Per Common Share

              Basic earnings/(loss) per common share are computed by dividing net earnings/(loss) attributable to outstanding common stock by the weighted average number of common stock shares outstanding during the year. Diluted earnings/(loss) per common share are computed by dividing net earnings/(loss) attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options.

              The weighted average common shares used for basic earnings per common share was 15,589,000 and 15,567,000 for April 3, 1999 and April 4, 1998 respectively. The effect of all outstanding stock options were excluded from diluted earnings/(loss) per common share for both years because the effect was anti-dilutive.


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

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.4 million and $8.4 million at April 3, 1999. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $21.4 million and $19.2 million at April 3, 1999 and January 2, 1999, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)       Business Segments

          The Company operated on a worldwide basis within four industry segments: Rendering, Restaurant Services, Esteem Products and Bakery By-Products Recycling. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and exclude general corporate expenses. Bakery Py-Products Recycling segment has been classified as a discontinued operation since the fourth quarter of Fiscal 1998 (see
          Note 2a).

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



         Business Segment Net Revenues (in thousands):


                                                April 3, 1999    April 4, 1998
                                              ---------------    --------------
                Rendering:
                       Trade                      $  54,336           $79,595
                       Intersegment                   8,019             8,623
                                                   --------          --------
                                                     62,355            88,219
                                                   --------          --------
                Restaurant Services:
                       Trade                         15,327            14,811
                       Intersegment                   1,700             2,216
                                                   --------          --------
                                                     17,027            17,027
                                                   --------          --------
                Esteem Products:
                       Trade                            183                 -
                       Intersegment                      24                 -
                                                        207                 -
                Eliminations                         (9,743)          (10,839)
                                                   --------          --------
                Total                             $  69,846         $  94,407
                                                   ========          ========

       Business Segment Profit (Loss)  (in thousands):

                                                April 3, 1999    April 4, 1998
                                              ---------------    --------------

            Rendering                              $  1,038          $  5,032
            Restaurant Services                         187               579
            Esteem Products                            (534)             (534)
            Corporate Activities                     (3,717)           (4,344)
            Interest expense                         (3,581)           (2,926)
                                                    -------           -------
            Loss from continuing operations
               before income taxes                 $ (6,607)          $(2,193)
                                                    =======            ======


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


         Business Segment Assets (in thousands):
                                                     April 3,       January 2,
                                                       1999            1999
                                                   ------------     ----------
             Rendering                                 $80,558        $84,904
             Restaurant Services                        31,863         32,100
             Combined Rend./Rest. Svcs.                 91,751         93,080
             Esteem Products                             3,168          3,097
             Corporate Activities                       21,401         29,985
             Net assets of discontinued operations      20,000         20,000
                                                      --------       --------
             Total                                    $248,741       $263,166
                                                       =======        =======

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 1999

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at April 3, 1999 and factors affecting its results of operations for the three months ended April 3, 1999 and April 4, 1998.


RESULTS OF OPERATIONS

Three Months Ended April 3, 1999 Compared to Three Months Ended April 4, 1998


                                     GENERAL

         The Company recorded a loss from continuing operations of $4.2 million for the first quarter of the fiscal year ending January 1, 2000 ("Fiscal 1999"), as compared to a loss of $1.4 million for the first quarter of the fiscal year ended January 2, 1999 ("Fiscal 1998"). Operating income decreased $3.5 million to an operating loss of $2.6 million in the first quarter of Fiscal 1999 from operating income of $0.9 million in the first quarter of Fiscal 1998. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; and 2) Declines in the volume of raw materials processed. These were partially offset by decreases in operating expenses. Interest expense increased from $2.9 million in Fiscal 1998 to $3.6 million in Fiscal 1999, primarily due a higher overall interest rate.

                                    NET SALES

         The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to Restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute less than 10% of total sales.

          During the first quarter of Fiscal 1999, net sales decreased 26.0%, to $69.8 million as compared to $94.4 million during the first quarter of Fiscal 1998 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $14.5 million decrease in sales in the first quarter of Fiscal 1999 versus the first quarter of Fiscal 1998. The Company's average prices for the first quarter of Fiscal 1999 were 16.2% lower than the average prices for the first quarter of Fiscal 1998; 2) Decreases in the volume of raw materials processed resulted in a $12.4 million decrease in sales, offset by $1.2 million in yield gains; 3) Decreases in finished hides sales accounted for $1.5 million in sales decreases; and 4) Other increases, including service income and finished product purchased for resale resulted in a $2.6 million increase in sales.

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

         During the first quarter of Fiscal 1999, cost of sales and operating expenses decreased $18.8 million (25.0%) to $57.7 million as compared to $76.6 million during the first quarter of Fiscal 1998 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, and meat and bone meal resulted in decreases of $14.1 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $2.2 million in cost of sales and operating expenses; 3) Decreases in steam cost resulted in a $1.2 million decrease in operating expenses; 4) Decreases in labor costs resulted in a $1.5 million decrease in operating expenses; and 5) Increases in finished goods purchased for resale offset by various other operating expense decreases resulted in a net increase of $0.2 million.


                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $6.9 million during the first quarter of Fiscal 1999, a $1.9 million decrease from $8.8 million for the first quarter of Fiscal 1998. Significant decreases were realized in labor costs, travel and entertainment, legal costs, and advertising and promotional.


                          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization charges decreased $0.3 million to $7.8 million during the first quarter of Fiscal 1999 as compared to $8.1 million during the first quarter of Fiscal 1998.


                                INTEREST EXPENSE

         Interest expense increased $0.7 million from $2.9 million during the first quarter of Fiscal 1998 to $3.6 million during the first quarter of Fiscal 1999, primarily due to an increase in the overall interest rate.



                                  INCOME TAXES

         The income tax benefit of $2.4 million for the first quarter of Fiscal 1999 consists of federal tax benefit and various state and foreign taxes. This is an increase of $1.6 million from the $0.8 million income tax benefit during the first quarter of Fiscal 1998.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $0.8 million during the first quarter of Fiscal 1999 compared to capital expenditures of $5.1 million during the first quarter of Fiscal 1998.

                             DISCONTINUED OPERATIONS

         The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. The Company recorded an estimated loss on disposal, net of tax, of $14.7 million to reflect the pending sale of this business segment in the fourth quarter of Fiscal 1998. During the first quarter of Fiscal 1999, the Company recorded an additional loss on disposal of $0.3 million.




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

         The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

         The Term Loan provides for $36,702,000 of borrowing. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (7.75% at April 3, 1999) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $1,800,000 on March 31, 1999; $1,200,000 on June 30, 1999; $2,000,000 on September 30 1999; $2,500,000 on December 31, 1999;
$2,500,000  on March 31,  2000;  $22,500,000  on June 30,  2000;  $2,500,000  on
September 30, 2000; and the balance due on December 31, 2000. As of April 3, 1999, $34,902,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (7.75% at April 3, 1999) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of April 3, 1999, $112,688,000 was outstanding under the Revolving Credit Facility. As of April 3, 1999, the Company had outstanding irrevocable letters of credit aggregating $12,401,000.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of April 3, 1999, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At April 3, 1999, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

       On April 3, 1999, the Company had working capital of $4.3 million and its working capital ratio was 1.11 to 1 compared to working capital of $3.1 million and a working capital ratio of 1.07 to 1 on January 2, 1999.

         In 1998, the Company made a strategic decision to dispose of the Bakery By-Products Recycling segment. The sale took place on April 5, 1999. Net proceeds from the sale were required to be used to retire debt.

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

Costs

         The Company does not separately track the internal costs incurred for the Y2K project. Such costs, however, are principally the related payroll costs for the Company's information systems group. The Company has incurred approximately $130,000 in related internal expenses to date. Future expenses are expected to be approximately $50,000. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project. All estimated costs have been budgeted and are expected to be funded through cash flows from operations. These costs do not include any cost associated with the implementation of contingency plans, which are in the process of being developed.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risk affecting the Company is exposure to changes in interest rates on debt. The Company does not use derivative instruments, exclusive of interest rate swaps. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

     The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At April 3, 1999, the Company had $70 million notational value of interest rate swaps outstanding. These swaps effectively changed the interest rate on $70 million in long-term debt to a 9.6% fixed rate through the period ending June 27, 2002. Assuming variable rates at the end of the first quarter of Fiscal 1999 and average long-term borrowings for the first quarter of Fiscal 1999, a one hundred basis point change in interest rates would impact net interest expense by $0.2 million, net of the effect of swaps.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 1999

                           PART II: Other Information





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS

         Exhibits No.               Description
         ------------               ------------

           11        Statement re-computation of per share earnings.

           27        Financial Data Schedule




(b)     REPORTS ON FORM 8-K

         The Registrant filed the following current report[s] on Form 8-K during the quarter ended April 3, 1999.

      1) Current Report on Form 8-K dated January 25, 1999, including information regarding the extension of the forbearance period to January 22, 1999, pursuant to a forbearance agreement dated December 14, 1998, between the Company and the banks.

      2) Current Report on Form 8-K dated February 3, 1999, including information regarding the execution of an Amended and Restated Credit Agreement dated as of January 22, 1999, between the Company and the banks.

      3) Current Report on Form 8-K dated February 22, 1999, including information regarding the execution of a Stock Purchase Agreement dated as of February 9, 1999, with Scope Products, Inc., pursuant to which the Company agreed to sell all the issued and outstanding stock of the Company's wholly-owned subsidiary International Processing Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DARLING INTERNATIONAL INC.
                                  Registrant



Date:   May 14, 1999               By:  /s/  Dennis B. Longmire
                                     -------------------------------
                                         Dennis B. Longmire
                                         Chairman and
                                         Chief Executive Officer



Date:  May 14, 1999                By:   /s/  John O. Muse
                                     --------------------------------
                                         John O. Muse
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 1999


                                INDEX TO EXHIBITS


Exhibits No.               Description                                 Page No.
------------               -----------                                 -------


11       Statement re-computation of per share earnings.                20

27       Financial Data Schedule

                                   EXHIBIT 11



              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS/(LOSS)





       The following table details the computation of basic and diluted earnings/(loss) per common share, in thousands except per share data.



                                                                          April 3,           April 4,
                                                                            1999               1998
==================================================================== =================== ==================
Earnings (loss) from continuing operations                               $  (4,191)         $  (1,404)
                                                                           =======           ========

Discontinued operations:
    Income (loss) from discontinued operations, net of tax                       -                (30)
    Estimated loss on disposal of discontinued operations,
       net of tax                                                             (317)                 -
                                                                           -------            -------
    Net earnings (loss) available to common stock                        $  (4,508)         $  (1,404)
                                                                           =======            =======

-------------------------------------------------------------------- ------------------- ------------------

Shares (Basic):
    Weighted average number of common shares outstanding                    15,589             15,567
                                                                           =======            =======
    Basic earnings (loss) per share:
         Continuing operations                                               (0.27)             (0.09)
         Discontinued operations:
            Income (loss) from operations                                        -                  -
            Estimated loss on disposal                                       (0.02)                 -
                  Total                                                  $   (0.29)         $   (0.09)
                                                                            ======             ======

-------------------------------------------------------------------- ------------------- ------------------

Shares (Diluted):
Weighted average number of common shares outstanding                        15,589             15,567
Additional shares assuming exercise of stock options                             -                  -
Average common shares outstanding and equivalents                           15,589             15,567
Diluted earnings (loss) per share:
         Continuing operations                                               (0.27)             (0.09)
         Discontinued operations:
            Income (loss) from operations                                        -                  -
            Estimated loss on disposal                                       (0.02)                 -
                  Total                                                  $   (0.29)         $   (0.09)
                                                                           =======            =======

-------------------------------------------------------------------- ------------------- ------------------