Form 10-Q
period 1999-07-03
DARLING INTERNATIONAL INC
filed 1999-08-13
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarterly period ended July 3, 1999

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

                       YES   /X/             NO   /  /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 12, 1999 was 15,587,292.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                FORM 10-Q FOR THE THREE MONTHS ENDED JULY 3, 1999


                                TABLE OF CONTENTS



                                                                       Page No.

                          PART I: FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .   .   .   3
           July 3, 1999 (unaudited) and January 2, 1999

         Consolidated Statements of Operations (unaudited).  .  .  .  .  .    4
           Three Months and Six Months Ended July 3, 1999 and July 4, 1998

         Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .    5
           Six Months Ended July 3, 1999 and July 4, 1998

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

         Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   20

         Index to Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  21

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        July 3, 1999 and January 2, 1999
                (in thousands, except shares and per share data)

                                                                      July 3,    January 2,
                                                                       1999        1999
                                                                   -----------  -----------
                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .................................   $   1,644    $  12,317
     Accounts receivable .......................................      11,655       16,615
     Inventories ...............................................      10,345       11,707
     Prepaid expenses ..........................................       6,738        3,977
     Deferred income tax assets ................................       3,943        3,928
     Other .....................................................       3,060          671
                                                                     -------     --------
         Total current assets ..................................      37,385       49,215

Property, plant and equipment, less accumulated
   depreciation of $112,759 at July 3, 1999 and
   $100,713 at January 2, 1999 .................................     128,461      140,074
Collection routes and contracts, less accumulated
   amortization of $14,978 at July 3, 1999 and
   $12,101 at January 2, 1999 ..................................      40,103       42,978
Goodwill, less accumulated amortization of $627
   at July 3, 1999 and $513 at January 2, 1999 .................       5,377        5,461
Other assets ...................................................       5,254        5,438
Net assets of discontinued operations ..........................           -       20,000
                                                                     -------     --------
                                                                   $ 216,580    $ 263,166
                                                                     =======     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .........................   $  11,103    $   7,717
     Accounts payable, principally trade .......................       7,709       15,517
     Accrued expenses ..........................................      21,865       22,255
     Accrued interest ..........................................         107          656
                                                                     -------      -------
         Total current liabilities .............................      40,784       46,145
Long-term debt, less current portion ...........................     115,795      140,613
Other non-current liabilities ..................................      21,918       24,836
Deferred income taxes ..........................................       9,118       13,626
                                                                     -------      -------
         Total liabilities .....................................     187,615      225,220
                                                                     -------     --------
Stockholders' equity
     Common stock, $.01 par value; 25,000,000 shares authorized;
        15,589,077 and 15,589,077 shares issued and outstanding
        at July 3, 1999 and at January 2, 1999, respectively ...         156          156
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ................................           -            -
     Additional paid-in capital ................................      35,063       35,063
     Retained earnings (accumulated deficit) ...................      (6,254)       2,727
                                                                     -------     --------
         Total stockholders' equity ............................      28,965       37,946
                                                                     -------     --------
Contingencies (note 3)
                                                                   $ 216,580    $ 263,166
                                                                     =======     ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Three months and six months ended July 3, 1999 and July 4, 1998

                      (in thousands, except per share data)

                                                             Three Months Ended             Six Months Ended
                                                           July 3,        July 4,          July 3,        July 4,
                                                            1999            1998             1999          1998
                                                        -----------      -----------      ----------    ---------
                                                                (unaudited)                      (unaudited)
Net sales                                                $ 58,182         $ 88,578        $128,028      $182,984
                                                          -------          -------         -------       -------
Costs and expenses:
     Cost of sales and operating expenses                  47,116           74,447         104,834       151,039
     Selling, general and administrative expenses           5,912            7,211          12,856        16,035
     Depreciation and amortization                          7,972            8,248          15,779        16,348
                                                          -------          -------         -------       -------
        Total costs and expenses                           61,000           89,906         133,469       183,422
                                                          -------          -------         -------       -------
        Operating loss                                     (2,818)          (1,328)         (5,441)         (438)
                                                          -------          -------         -------       -------

Other income (expense):
     Interest expense                                      (3,831)          (2,930)         (7,411)       (5,856)

     Other, net                                              (421)            (171)           (823)         (329)
                                                          -------          -------         -------       -------
          Total other income (expense)                     (4,252)          (3,101)         (8,234)       (6,185)
                                                          -------          -------         -------       -------
        Loss from continuing operations
         before income taxes                               (7,070)          (4,429)        (13,675)       (6,623)

Income tax benefit                                         (2,613)          (1,714)         (5,027)       (2,533)
                                                          -------          -------         -------       -------
        Loss from continuing operations                    (4,457)          (2,715)         (8,648)       (4,090)


Discontinued operations:
        Income from discontinued operations,
            net of tax                                          -               86               -            57
        Estimated loss on disposal of discontinued
             operations, net of tax                           (17)               -            (334)            -
                                                          -------          -------         -------       -------
        Net loss                                         $ (4,474)        $ (2,629)       $ (8,982)     $ (4,033)
                                                          =======          =======         =======       =======

Basic loss per share:
        Continuing operations                            $  (0.29)        $  (0.17)       $  (0.56)     $  (0.26)
        Discontinued operations:
         Income from operations                                  -               -               -             -
         Estimated loss on disposal                              -               -           (0.02)            -
                                                           -------          -------         -------       -------
              Total                                      $  (0.29)        $  (0.17)       $  (0.58)     $  (0.26)
                                                          =======          =======         =======       =======

Diluted loss per share:
        Continuing operations                            $  (0.29)        $  (0.17)       $  (0.56)     $  (0.26)
        Discontinued operations:
         Income from operations                                 -                -               -             -
         Estimated loss on disposal                             -                -           (0.02)            -
                                                          -------          -------         -------       -------
              Total                                      $  (0.29)        $  (0.17)       $  (0.58)     $  (0.26)
                                                          =======          =======         =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six months ended July 3, 1999 and July 4, 1998
                                 (in thousands)

                                                                                Six Months Ended
                                                                            July 3,         July 4,
                                                                             1999            1998
                                                                           ----------      ----------
                                                                                  (unaudited)
Cash flows from operating activities:
     Loss from continuing operations                                     $   (8,648)       $   (4,090)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                                        15,779            16,348
        Deferred income tax expense (benefit)                                (4,523)           (2,524)
        Gain on sales of assets                                                (219)              (33)
        Changes in operating assets and liabilities:
         Accounts receivable                                                  4,960             9,822
         Inventories and prepaid expenses                                    (1,397)           (1,245)
         Accounts payable and accrued expenses                              (10,310)           (1,322)
         Accrued interest                                                      (549)                8
         Other                                                               (1,346)            6,854
                                                                           --------           -------
      Net cash provided (used) by continuing operations                      (6,253)           23,818
      Net cash provided (used) by discontinued operations                       119               (74)
                                                                           --------           -------
      Net cash provided (used) by operating activities                       (6,134)           23,744
                                                                           --------           -------

Cash flows from investing activities:
     Recurring capital expenditures                                          (2,527)           (7,145)
     Gross proceeds from sale of property, plant and equipment
        and other assets                                                     21,180               162
     Payments related to routes and other intangibles                           (98)            2,733
     Net cash used in discontinued operations                                  (330)           (1,461)
                                                                           --------           -------
              Net cash provided (used) by investing activities               18,225           (11,177)
                                                                           --------           -------

Cash flows from financing activities:
     Proceeds from long-term debt                                            84,326            45,811
     Payments on long-term debt                                            (105,703)          (57,242)
     Contract payments                                                       (1,265)           (1,530)
     Issuance of common stock                                                     -                61
     Net cash used in discontinued operations                                  (150)             (200)
                                                                           --------           -------
              Net cash used in financing activities                         (22,792)          (13,100)
                                                                           --------           -------
     Net increase in cash and cash equivalents
         from discontinued operations                                            28               863
                                                                           --------           -------

Net increase (decrease) in cash and cash equivalents                        (10,673)              330
Cash and cash equivalents at beginning of period                             12,317             2,949
                                                                           --------           -------
Cash and cash equivalents at end of period                               $    1,644          $  3,279
                                                                           ========           =======

Supplemental disclosure of cash flow  information:
     Cash paid during the period for:
     Interest                                                            $    7,960          $  5,848
                                                                           --------           -------
     Income taxes, net of refunds                                        $    1,846          $    109
                                                                           --------           -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  July 3, 1999
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month and six month periods ended July 3, 1999 and July 4, 1998 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
       (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 2, 1999.



(2)    Summary of Significant Accounting Policies


       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of International Processing Corporation ("Bakery By-Products Recycling Segment") have been reclassified as discontinued operations. This segment was sold during the quarter ended July 3, 1999. Certain prior year balances have been reclassified in order to conform to current year presentation.


       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of January 2, 1999, and include the 13 and 26 weeks ended July 3, 1999, and the 13 and 26 weeks ended July 4, 1998.


       (c)    Earnings Per Common Share

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

               The weighted average common shares used for basic earnings (loss) per common share was 15,589,000 and 15,589,000 for the three months and six months ended July 3, 1999, and 15,580,000 and 15,574,000 for the three months and six months ended July 4, 1998. The effect of all outstanding stock options were excluded from diluted earnings (loss) per common share for all periods as the effect was antidilutive.

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

             Cleveland

               In August, 1997, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the Ohio Air Quality Rules as they relate to odor emissions. The NOV asserted that the Cleveland, OH facility was in violation of the State's nuisance rule based on a City of Cleveland record of complaints associated with odors emanating from its facility. Since December, 1992, the Company has been working with the City of Cleveland under a Consent Agreement to address such complaints and concerns of the neighborhood in close proximity to the Plant. Upon receipt of the NOV the Company initiated a cooperative effort with EPA to address the NOV. In August, 1998, the Company received a second NOV from EPA which encompassed the alleged violations from the first NOV and alleged several violations of terms and conditions found in the Cleveland plant's air permit. The Company again met with EPA to seek an amicable resolution. Although rendering of animal by-products has been discontinued at the Cleveland plant, EPA [may not be] is not satisfied with this as a resolution of the NOV and has expressed an intention to seek a monetary penalty. The Company has challenged EPA's approach to resolution of the NOV as well as EPA's authority to be involved with an enforcement action connected with a state nuisance rule. The Company continues to seek an amicable resolution.

(b)     LITIGATION

             Melvindale

               A group of residents living near the Company's Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits without prejudice. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.


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

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.0 million and $8.0 million at July 3, 1999. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $20.6 million and $19.2 million at July 3, 1999 and January 2, 1999, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)      Business Segments

             The Company operated on a worldwide basis within three industry segments: Rendering, Restaurant Services, and Esteem Products. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and exclude general corporate expenses.

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



         Business Segment Net Sales (in thousands):

                                     Three Months Ended             Six Months Ended
                                 -----------------------------------------------------------
                                      July 3,        July 4,       July 3,        July 4,
                                      1999           1998            1999           1998
                                 -----------------------------------------------------------
          Rendering:
                 Trade                $ 46,074       $ 72,897        $100,191       $152,491
                 Intersegment            5,463         10,687          13,483         19,312
                                       -------        -------         -------        -------
                                        51,537         83,584         113,674        171,803
                                       -------        -------         -------        -------
          Restaurant Services:
                 Trade                  12,087         15,674          27,634         30,485
                 Intersegment            1,744          1,356           3,443          3,570
                                       -------        -------         -------        -------
                                        13,831         17,030          31,077         34,055
                                       -------        -------         -------        -------
          Esteem Products:
                 Trade                      21              8             203              8
                 Intersegment                -             27              24             27
                                       -------        -------         -------        -------
                                            21             35             227             35
                                       -------        -------         -------        -------
          Eliminations                  (7,207)       (12,071)        (16,950)       (22,909)
                                       -------        -------         -------        -------
          Total                       $ 58,182       $ 88,578        $128,028       $182,984
                                       =======        =======         =======        =======


         Business Segment Profit (Loss)  (in thousands):

                                                       Three Months Ended             Six Months Ended
                                                 -------------------------------------------------------------
                                                      July 3,        July 4,       July 3,        July 4,
                                                      1999           1998            1999           1998
                                                 -------------------------------------------------------------

                Rendering                          $     490       $  2,059        $  1,169        $ 7,145
                Restaurant Services                     (598)          (224)             21            357
                Esteem Products                         (581)          (633)         (1,114)        (1,166)
                Corporate Activities                  (2,550)        (2,701)         (6,340)        (7,103)
                Interest expense                      (3,831)        (2,930)         (7,411)        (5,856)
                                                      -------        -------         -------        -------
                Loss from continuing operations
                   before income taxes              $ (7,070)       $(4,429)       $(13,675)       $(6,623)
                                                     =======         =======         =======        =======



         Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rend./Rest. Svcs. Depreciation of Combined Rend./Rest. Svcs. assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" is not considered in the measure of operating segment profit
         (loss) and is included in Corporate Activities. The Bakery By-Products Recycling segment has been classified as discontinued operations (See
         Note 2a).


         Business Segment Assets (in thousands):
                                                         July 3,      January 2,
                                                           1999          1999
                                                       ----------     ----------
             Rendering                                  $ 76,811       $ 84,904
             Restaurant Services                          30,400         32,100
             Combined Rend./Rest. Svcs.                   86,718         93,080
             Esteem Products                               3,790          3,097
             Corporate Activities                         18,861         29,985
             Net assets of discontinued operations             -         20,000
                                                         -------        -------
             Total                                      $216,580       $263,166
                                                         =======        =======

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JULY 3, 1999

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at July 3, 1999 and factors affecting its results of operations for the three months and six months ended July 3, 1999 and July 4, 1998.


RESULTS OF OPERATIONS

   Three Months Ended July 3, 1999 Compared to Three Months Ended July 4, 1998


                                     GENERAL

         The Company recorded a loss from continuing operations of $4.5 million for the second quarter of the fiscal year ending January 1, 2000 ("Fiscal 1999"), as compared to a loss of $2.7 million for the second quarter of the fiscal year ended January 2, 1999 ("Fiscal 1998"). Operating income decreased $1.5 million to an operating loss of $2.8 million in the second quarter of Fiscal 1999 from an operating loss of $1.3 million in the second quarter of Fiscal 1998. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; and 2) Declines in the volume of raw materials processed. Interest expense increased from $2.9 million in Fiscal 1998 to $3.8 million in Fiscal 1999, primarily due to a higher overall interest rate.

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

         During the second quarter of Fiscal 1999, net sales decreased 34.3%, to $58.2 million as compared to $88.6 million during the second quarter of Fiscal 1998 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $16.2 million decrease in sales in the second quarter of Fiscal 1999 versus the second quarter of Fiscal 1998. The Company's average prices for the second quarter of Fiscal 1999 were 24.9% lower than the average prices for the second quarter of Fiscal 1998; 2) Decreases in the volume of raw materials processed resulted in an $11.4 million decrease in sales which consisted in part of a $3.1 million decrease due to the sale of an operating facility and a $5.3 million decrease from the closure of facilities by suppliers. This was somewhat offset by $1.3 million in yield gains; 3) Decreases in finished hides sales accounted for $1.4 million in sales decreases; 4) Inventory changes and decreases in finished product purchased for resale accounted for additional decreases of $4.0 million in sales; and 5) Service charge income increased $1.3 million to somewhat offset the other decreases.

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

         During the second quarter of Fiscal 1999, cost of sales and operating expenses decreased $27.3 million (36.7%) to $47.1 million as compared to $74.4 million during the second quarter of Fiscal 1998 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, and meat and bone meal resulted in decreases of $16.2 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $2.2 million in cost of sales and operating expenses and decreases in hides costs resulted in a $1.1 million decrease in cost of sales; 3) Changes in inventory levels and decreases in product purchased for resale resulted in an approximately $3.7 million decrease in cost of sales; 4) Decreases in steam cost resulted in a $1.2 million decrease in operating expenses; and 5) Decreases in labor costs resulted in a $1.8 million decrease in operating expenses, while repair cost reductions resulted in a $1.1 million decrease in operating expenses.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $5.9 million during the second quarter of Fiscal 1999, a $1.3 million decrease from $7.2 million for the second quarter of Fiscal 1998. Decreases were realized in labor costs, travel and entertainment, and advertising and promotional.

                          DEPRECIATION AND AMORTIZATION

         Depreciation   and  amortization   charges  decreased  $0.2  million to
$8.0 million during the second quarter of Fiscal 1999 as compared to $8.2 million during the second quarter of Fiscal 1998.


                                INTEREST EXPENSE

         Interest expense increased $0.9 million from $2.9 million during the second quarter of Fiscal 1998 to $3.8 million during the second quarter of Fiscal 1999, primarily due to an increase in the overall interest rate.


                                  INCOME TAXES

         The income tax benefit of $2.6 million for the second quarter of Fiscal 1999 consists of federal tax benefit and various state and foreign taxes. This is an increase of $0.9 million from the $1.7 million income tax benefit during the second quarter of Fiscal 1998.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $1.7 million during the second quarter of Fiscal 1999 compared to capital expenditures of $2.7 million during the second quarter of Fiscal 1998.

     Six Months Ended July 3, 1999 Compared to Six Months Ended July 4, 1998



                                     GENERAL

         The Company recorded a loss from continuing operations of $8.6 million for the first six months of Fiscal 1999, as compared to a loss of $4.1 million for the first six months of Fiscal 1998. Operating income decreased from an operating loss of $0.4 million in the first six months of Fiscal 1998 to an operating loss of $5.4 million in the first six months of Fiscal 1999. The decrease in operating income was primarily due to: 1) Declines in overall finished goods prices; and 2) Declines in the volume of raw materials processed. Interest expense increased from $5.9 million to $7.4 million in Fiscal 1999, primarily due to a higher overall interest rate.


                                    NET SALES

         During the first six months of Fiscal 1999, net sales decreased by $55.0 million (30.0%) to $128.0 million as compared to $183.0 million during the first six months of Fiscal 1998, primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $30.6 million decrease in sales in the first six months of Fiscal 1999, versus the first six months of Fiscal 1998. The Company's average prices for the first six months of Fiscal 1999 were 26.5% lower than the average prices for the first six months of Fiscal 1998; 2) Decreases in the volume of raw materials processed resulted in a $23.8 million decrease in sales which consisted in part of a $6.3 million decrease due to the sale of an operating facility and a $10.6 million decrease from the closure of facilities by suppliers. This was somewhat offset by $2.5 million in yield gains; 3) Decreases in finished hides sales accounted for $2.9 million in sales decreases; 4) Inventory adjustments and decreases in finished product purchased for resale resulted in a $2.3 million decrease in sales; and 5) Increases in service charge income of $2.1 million somewhat offset the decreases.



                      COST OF SALES AND OPERATING EXPENSES

         During the first six months of Fiscal 1999, cost of sales and operating expenses decreased $46.2 million (30.6%) to $104.8 million as compared to $151.0 million during the first six months of Fiscal 1998, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, and meat and bone meal resulted in decreases of $30.2 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $6.9 million in cost of sales and operating expenses; 3) Changes in inventory levels and decreases in finished product purchased for resale resulted in an approximately $1.8 million decrease in cost of sales; 4) Decreases in steam cost resulted in a $2.3 million decrease in operating expenses; and 5) Decreases in labor costs and repair costs resulted in a $5.0 decrease in operating expenses.


                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $12.9 million during the first six months of Fiscal 1999, a $3.1 million decrease from $16.0 million for the first six months of Fiscal 1998. Decreases were primarily a result of lower labor cost, travel and entertainment, and advertising and promotional.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges decreased by $0.5 million to $15.8 million during the first six months of Fiscal 1999, as compared to $16.3 million during the first six months of Fiscal 1998.


                                INTEREST EXPENSE

         Interest expense increased by $1.5 million from $5.9 million during the first six months of Fiscal 1998, to $7.4 million during the first six months of Fiscal 1999, primarily due to a higher overall rate of interest.



                                  INCOME TAXES

         The income tax benefit of $5.0 million for the first six months of Fiscal 1999 consists of federal tax benefit and various state and foreign taxes. This is an increase of $2.5 million from the $2.5 million income tax benefit during the first six months of Fiscal 1998.



                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $2.5 million during the first six months of Fiscal 1999, compared to capital expenditures of $7.1 million during the first six months of Fiscal 1998.


                             DISCONTINUED OPERATIONS

         The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. The Company recorded an estimated loss on disposal, net of tax, of $14.7 million to reflect the pending sale of this business segment in the fourth quarter of Fiscal 1998. The sale of this business segment was closed on April 5, 1999. During the first six months of Fiscal 1999, the Company recorded an additional loss on disposal of $0.3 million.




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

         The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

         The Term Loan provides for $36,702,000 of borrowing. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (8.0% at July 3, 1999) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $2,000,000 on September 30 1999; $2,500,000 on December 31, 1999; $2,500,000 on March 31, 2000; $22,500,000 on June 30, 2000; $2,500,000 on
September 30, 2000; and the balance due on December 31, 2000. On April 5, 1999, the net proceeds from the sale of International Processing Corporation of $19,600,000 were applied against installments due on September 30, 1999, December 31, 1999, March 31, 2000, and a portion of the installment due on June 30, 2000. As of July 3, 1999, $15,187,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.0% at July 3, 1999) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of July 3, 1999, $111,518,000 was outstanding under the Revolving Credit Facility. As of July 3, 1999, the Company had outstanding irrevocable letters of credit aggregating $12,701,000.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which restricts, among other matters, the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of July 3, 1999, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At July 3, 1999, the Company was party to three interest rate swap agreements, each with a term of five years (all maturing June 27, 2002). Under terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly, at an average rate of 6.6% plus a credit margin.

         On July 3, 1999, the Company had a working capital deficit of $3.4 million and its working capital ratio was 0.91 to 1 compared to working capital of $3.1 million and a working capital ratio of 1.07 to 1 on January 2, 1999.

         In 1998, the Company made a strategic decision to dispose of the Bakery By-Products Recycling segment. The sale took place on April 5, 1999. Net proceeds from the sale were required to be used to retire debt.

         The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet the certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline early in 1999. The Company has modified its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to materially decline below those prevailing in the first six months of 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in the later part of 1999.

ACCOUNTING MATTERS

          The Company is assessing the reporting and disclosure requirements of No. 133, Accounting For Derivative Instruments and Hedging Activities. This SFAS statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of Fiscal 2001.


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

         With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment phase and definition of strategies phase have been completed. It is estimated that 95% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the end of the third quarter of 1999. The testing phase of existing applications, operating systems and hardware not being remediated or replaced has been completed.

         With respect to addressing issues related to Non-IT embedded software and equipment, which principally exists in the Company's manufacturing plants, the assessment phase and definition of strategies phase are complete. Testing began in 1999, and remediation and replacement is expected to be completed by the end of third quarter 1999, if needed.

         The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is scheduled for completion by the end of third quarter 1999. Options to reduce the risks of interruption due to suppliers failures include identification of alternate suppliers where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

         The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. The Company is in the assessment phase with respect to the evaluation of critical customers' progress and is scheduled for completion by the end of third quarter 1999.

Contingency

         The Company is in the process of developing contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning are scheduled for completion by the end of the third quarter of 1999.

Costs

         The Company does not separately track the internal costs incurred for the Y2K project. Such costs, however, are principally the related payroll costs for the Company's information systems group. The Company has incurred approximately $150,000 in related internal expenses to date. Future expenses are expected to be approximately $30,000. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project. All estimated costs have been budgeted and are expected to be funded through cash flows from operations. These costs do not include any cost associated with the implementation of contingency plans, which are in the process of being developed.

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

The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At July 3, 1999, the Company had $70 million notational value of interest rate swaps outstanding. These swaps effectively changed the interest rate on $70 million in long-term debt to a 9.6% fixed rate through the period ending June 27, 2002. Assuming variable rates at the end of the second quarter of Fiscal 1999 and average long-term borrowings for the first six months of Fiscal 1999, a one hundred basis point change in interest rates would impact net interest expense by $0.2 million, net of the effect of swaps.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1999


                           PART II: Other Information


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The matters voted upon at the annual meeting of stockholders held on May 17, 1999 were as follows:

                  The election of five directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

                  Fredric J. Klink
                           For 14,389,731            Against/Witheld   66,333

                  Dennis B. Longmire
                           For 14,389,731            Against/Witheld   66,333

                  Denis J. Taura
                           For 14,386,731            Against/Witheld   69,333

                  Bruce Waterfall
                           For 14,096,131            Against/Witheld 359,933

                  William L. Westerman
                           For 14,389,731            Against/Witheld   66,333


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

       Exhibits No.               Description

          11       Statement re-computation of per share earnings.

          27       Financial Data Schedule


(b)  REPORTS ON FORM 8-K

         The Registrant filed the following current reports on Form 8-K during the quarter ended July 3, 1999.

         Current Report on Form 8-K dated April 16, 1999, including information regarding the disposition of all of the outstanding stock of International Processing Corporation and International Transportation Service, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DARLING INTERNATIONAL INC.
                                          Registrant



Date:   August 13, 1999                     By: /s/ Dennis B. Longmire
                                              -----------------------------
                                                Dennis B. Longmire
                                                Chairman and
                                                Chief Executive Officer



Date:   August 13, 1999                      By: /s/ John O. Muse
                                               ----------------------------
                                                 John O. Muse
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1999

                                INDEX TO EXHIBITS



Exhibits No.               Description                                 Page No.


   11       Statement re-computation of per share earnings.                22

   27       Financial Data Schedule

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



       The following table details the computation of basic and diluted earnings
       (loss) per common share, in thousands except per share data.




                                                                   Three Months Ended            Six Months Ended
                                                             ------------------------------ -----------------------------
                                                               July 3,         July 4,        July 3,        July 4,
                                                                 1999           1998            1999           1998
============================================================ ============== =============== ============== ==============
Earnings (loss) from continuing operations                   $ (4,457)      $ (2,715)       $ (8,648)      $ (4,090)
                                                              =======        =======         =======        =======

Discontinued operations:
    Income (loss) from discontinued operations, net of tax          -             86              -             57
    Estimated loss on disposal of discontinued operations,
       net of tax                                                 (17)             -            (334)            -
                                                              =======        =======         =======        =======

    Net earnings (loss) available to common stock            $ (4,474)      $ (2,629)       $ (8,982)      $ (4,033)
                                                              =======        =======         =======        =======
------------------------------------------------------------ -------------- --------------- -------------- --------------

Shares (Basic):
    Weighted average number of common shares outstanding       15,589          15,580         15,589         15,574
                                                              =======         =======        =======        =======
         Continuing operations                                  (0.29)          (0.17)         (0.56)         (0.26)
         Discontinued operations:
            Income (loss) from operations                           -               -              -              -
            Estimated loss on disposal                              -               -          (0.02)             -
                                                              -------         -------        -------        -------

                  Total                                       $ (0.29)       $  (0.17)      $  (0.58)      $  (0.26)
                                                              =======         =======        =======        =======

------------------------------------------------------------ -------------- --------------- -------------- --------------

Shares (Diluted):
Weighted average number of common shares                        15,589         15,580         15,589         15,574
     outstanding
Additional shares assuming exercise of stock options
                                                                     -              -             -               -
                                                               -------        -------        -------        -------
Average common shares outstanding and equivalents               15,589         15,580         15,589         15,574
                                                               =======        =======        =======        =======

Diluted earnings (loss) per share:
         Continuing operations                                  (0.29)          (0.17)         (0.56)         (0.26)
         Discontinued operations:
            Income (loss) from operations                            -              -              -              -
            Estimated loss on disposal                                                         (0.02)
                                                                     -              -                             -
                                                               -------        -------        --------        -------
                  Total                                      $  (0.29)       $  (0.17)      $  (0.58)      $  (0.26)
                                                              =======         =======        =======        =======

------------------------------------------------------------ -------------- --------------- -------------- --------------