Form 10-Q
period 1999-10-02
DARLING INTERNATIONAL INC
filed 1999-11-16
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended October 2, 1999

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

                           YES /X/       NO / /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 12, 1999 was 15,587,292.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 1999


                                TABLE OF CONTENTS



                                                                    Page No.

                          PART I: FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .   .  .    3
             October 2, 1999 (unaudited) and January 2, 1999

         Consolidated Statements of Operations (unaudited).  .  .  .   .  .   4
             Three Months and Nine Months Ended
                October 2, 1999 and October 3, 1998

         Consolidated Statements of Cash Flows (unaudited).  .  .  .   .  .   5
             Nine Months Ended October 2, 1999 and October 3, 1998

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .     19

        Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .   20

        Index to Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  21

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       October 2, 1999 and January 2, 1999
                (in thousands, except shares and per share data)


                                                                                     October 2,   January 2,
                                                                                           1999         1999
                                                                                      ---------    ---------
                                                                                    (unaudited)
    ...............................................................................
ASSETS
Current assets:
     Cash and cash equivalents ....................................................   $   2,757    $  12,317
     Accounts receivable ..........................................................      16,812       16,615
     Inventories ..................................................................       8,484       11,707
     Prepaid expenses .............................................................       6,177        3,977
     Deferred income tax assets ...................................................       4,306        3,928
     Other ........................................................................         508          671
                                                                                      ---------    ---------
         Total current assets .....................................................      39,044       49,215

Property, plant and equipment, less accumulated
   depreciation of $116,725 at October 2, 1999 and
   $100,713 at January 2, 1999 ....................................................     121,328      140,074
Collection routes and contracts, less accumulated
   amortization of $15,665 at October 2, 1999 and
   $12,101 at January 2, 1999 .....................................................      38,747       42,978
Goodwill, less accumulated amortization of $684
   at October 2, 1999 and $513 at January 2, 1999 .................................       5,320        5,461
Other assets ......................................................................       5,519        5,438
Net assets of discontinued operations .............................................          --       20,000
                                                                                      ---------    ---------
                                                                                       $209,958     $263,166
                                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ............................................   $  10,125    $   7,717
     Accounts payable, principally trade ..........................................      10,615       15,517
     Accrued expenses .............................................................      23,249       22,255
     Accrued interest .............................................................         143          656
                                                                                      ---------    ---------
         Total current liabilities ................................................      44,132       46,145
Long-term debt, less current portion ..............................................     114,939      140,613
Other non-current liabilities .....................................................      21,106       24,836
Deferred income taxes .............................................................       6,013       13,626
                                                                                      ---------    ---------
         Total liabilities ........................................................     186,190      225,220
                                                                                      ---------    ---------
Stockholders' equity
     Common stock, $.01 par value; 25,000,000 shares authorized;  15,589,119 and
        15,589,077 shares issued and outstanding at
        October 2, 1999 and at January 2, 1999, respectively ......................         156          156
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ...................................................          --           --
     Additional paid-in capital ...................................................      35,063       35,063
     Retained earnings (accumulated deficit) ......................................     (11,451)       2,727
                                                                                      ---------    ---------
         Total stockholders' equity ...............................................      23,768       37,946
                                                                                      ---------    ---------
Contingencies (note 3)
                                                                                       $209,958     $263,166
                                                                                      =========    =========

        The            accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     Three months and Nine Months ended October 2, 1999 and October 3, 1998


                      (in thousands, except per share data)

                                                       Three Months Ended           Nine Months Ended
                                                    October 2,   October 3,     October 2,     October 3,
                                                          1999         1998           1999          1998
                                                   (unaudited)                 (unaudited)

    ..............................................
Net sales ........................................   $  63,381    $  79,347      $ 191,410      $ 262,333
                                                     ---------    ---------      ---------      ---------

Costs and expenses:
     Cost of sales and operating expenses ........      52,148       68,589        156,982        219,629
     Selling, general and administrative expenses        6,616        8,433         19,473         24,470
     Depreciation and amortization ...............       7,935        8,156         23,714         24,504
                                                     ---------    ---------      ---------      ---------
        Total costs and expenses .................      66,699       85,178        200,169        268,603
                                                     ---------    ---------      ---------      ---------
        Operating loss ...........................      (3,318)      (5,831)        (8,759)        (6,270)
                                                     ---------    ---------      ---------      ---------

Other income (expense):
     Interest expense ............................      (3,262)      (3,012)       (10,673)        (8,867)

     Other, net ..................................      (2,084)        (584)        (2,909)          (913)
                                                     ---------    ---------      ---------      ---------
         Total other income (expense) ...........       (5,346)      (3,596)       (13,582)        (9,780)
                                                     ---------    ---------      ---------      ---------
         Loss from continuing operations
         before income taxes .....................      (8,664)      (9,427)       (22,341)       (16,050)

Income tax benefit ...............................      (3,468)      (3,134)        (8,497)        (5,685)
                                                     ---------    ---------      ---------      ---------
        Loss from continuing operations ..........      (5,196)      (6,293)       (13,844)       (10,365)

Discontinued operations:
        Loss from discontinued operations,
            net of tax ...........................          --         (601)            --           (564)
        Estimated loss on disposal of discontinued
             operations, net of tax ..............          --           --           (334)            --
                                                     ---------    ---------      ---------      ---------
        Net loss .................................   $  (5,196)   $  (6,894)     $ (14,178)     $ (10,929)
                                                     =========    =========      =========      =========

Basic loss per share:
        Continuing operations ....................   $   (0.33)   $   (0.40)     $   (0.89)     $   (0.66)
        Discontinued operations:
         Loss from operations ....................          --        (0.04)            --          (0.04)
         Estimated loss on disposal ..............          --           --          (0.02)            --
              Total ..............................   $   (0.33)   $   (0.44)     $   (0.91)     $   (0.70)
                                                     =========    =========      =========      =========

Diluted loss per share:
        Continuing operations ....................   $   (0.33)   $   (0.40)     $   (0.89)     $   (0.66)
        Discontinued operations:
         Loss from operations ....................          --        (0.04)            --          (0.04)
         Estimated loss on disposal ..............          --           --          (0.02)            --
              Total ..............................   $   (0.33)   $   (0.44)     $   (0.91)     $   (0.70)
                                                     =========    =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months ended October 2, 1999 and October 3, 1998
                                 (in thousands)

                                                                    Nine Months Ended
                                                                October 2,    October 3,
                                                                      1999          1998
                                                                ----------    ----------
                                                               (unaudited)
    ..........................................................
Cash flows from operating activities:
     Loss from continuing operations .........................   $ (13,844)   $ (10,365)
     Adjustments to reconcile  net loss from
      continuing operations to net cash
      provided (used) by operating activities:
        Depreciation and amortization ........................      23,714       24,504
        Deferred income tax benefit ..........................      (7,991)      (5,799)
        Loss (Gain) on sales of assets .......................         965          (19)
        Changes in operating assets and liabilities:
         Accounts receivable .................................        (197)       9,061
         Inventories and prepaid expenses ....................       1,025       (1,364)
         Accounts payable and accrued expenses ...............      (3,507)      (1,997)
         Accrued interest ....................................        (513)         419
         Other ...............................................      (1,983)       3,181
                                                                 ---------    ---------
      Net cash provided (used) by continuing operations ......      (2,331)      17,621
      Net cash provided (used) by discontinued operations ....         119       (1,159)
                                                                 ---------    ---------
      Net cash provided (used) by operating activities .......      (2,212)      16,462
                                                                 ---------    ---------

Cash flows from investing activities:
     Recurring capital expenditures ..........................      (3,987)      (9,836)
     Gross proceeds from sale of property, plant and equipment
        and other assets .....................................      22,135          264
     Payments related to routes and other intangibles ........        (109)        (152)
     Net cash used in discontinued operations ................        (330)      (1,701)
                                                                 ---------    ---------
              Net cash provided (used) by investing activities      17,709      (11,425)
                                                                 ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt ............................     127,022       71,881
     Payments on long-term debt ..............................    (150,288)     (76,526)
     Contract payments .......................................      (1,669)      (1,265)
     Issuance of common stock ................................        --             91
                                                                 ---------    ---------
     Net cash used in discontinued operations ................        (150)        (410)
                                                                 ---------    ---------
              Net cash used in financing activities ..........     (25,085)      (6,229)
                                                                 ---------    ---------
     Net increase in cash and cash equivalents
         from discontinued operations ........................          28        1,635
                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents .........      (9,560)         443
Cash and cash equivalents at beginning of period .............      12,317        2,955
                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................   $   2,757    $   3,398
                                                                 =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ............................................   $  11,186    $   8,254
                                                                 ---------    ---------
         Income taxes, net of refunds ........................   $    (866)   $     148
                                                                 ---------    ---------


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 October 2, 1999
                                   (unaudited)

(1)    General

       The accompanying consolidated financial statements for the three month and nine month periods ended October 2, 1999 and October 3, 1998 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange
       Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 2, 1999.



(2)    Summary of Significant Accounting Policies


       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of International Processing Corporation ("Bakery By-Products Recycling Segment") have been classified as discontinued operations. This segment was sold during the quarter ended July 3, 1999. Certain prior year balances have been reclassified in order to conform to current year presentation.


       (b)    Fiscal Periods

              The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of January 2, 1999, and include the 13 and 39 weeks ended October 2, 1999, and the 13 and 39 weeks ended October 3, 1998.


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

              The weighted average common shares used for basic earnings (loss) per common share was 15,589,000 and 15,589,000 for the three months and nine months ended October 2, 1999, and 15,585,000 and 15,578,000 for the three months and nine months ended October 3, 1998. The effect of all outstanding stock options were excluded from diluted earnings (loss) per common share for all periods as the effect was antidilutive.

(3)    Contingencies

(a)      ENVIRONMENTAL

             Chula Vista

             The Company is the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq.
             Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997 the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. The Company continues to work with the RWQCB to define the scope of an additional order which will address the Company's future obligations for that remaining portion (approximately 30 acres) of the Site. The Company has signed an agreement for the sale of the entire Site pursuant to which the purchaser would assume responsibility for known environmental issues. The agreement is subject to contingencies and purchaser evaluation of the Site, and there can be no assurance that the sale will be completed.

             Cleveland

             In August, 1997, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the Ohio Air Quality Rules as they relate to odor emissions. The NOV asserted that the Cleveland, OH facility was in violation of the State's nuisance rule based on a City of Cleveland record of complaints associated with odors emanating from its facility. Since December, 1992, the Company has been working with the City of Cleveland under a Consent Agreement to address such complaints and concerns of the neighborhood in close proximity to the Plant. Upon receipt of the NOV the Company initiated a cooperative effort with EPA to address the NOV. In August, 1998, the Company received a second NOV from EPA which encompassed the alleged violations from the first NOV and alleged several violations of terms and conditions found in the Cleveland plant's air permit. The Company again met with EPA to seek an amicable resolution. Rendering of animal by-products has been discontinued at the Cleveland plant. The Company has negotiated with EPA and signed an Administrative Consent Order satisfactory to the Company. There can be no assurance that this order will be finalized, but this matter is not expected to have a material adverse effect on the Company.

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

(c)      INSURANCE

             The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

             The Company has established loss reserves for environmental and other matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.0 million and $8.0 million at October 2, 1999. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $19.9 million and $19.2 million at October 2, 1999 and January 2, 1999, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)      Business Segments

         The Company operated on a worldwide basis within three industry segments: Rendering, Restaurant Services, and Esteem Products. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

         Business Segment Net Sales (in thousands):

                               Three Months Ended             Nine Months Ended
                            ---------------------------------------------------
                             October 2,     October 3,   October 2,   October 3,
                                  1999           1998         1999        1998
                            ----------------------------------------------------
           Rendering:
              Trade           $  50,821     $  64,970     $150,573     $217,023
              Intersegment        6,402         8,580       19,884       27,892
                              ---------     ---------     --------     --------
                                 57,223        73,650      170,457      244,915
                               --------      --------      -------      -------
           Restaurant Services:
              Trade              12,536        14,355       40,610       45,280
              Intersegment        1,704         2,230        5,148        5,801
                              ---------    ----------     --------    ---------
                                 14,240        16,585       45,758       51,081
                               --------     ---------      -------     --------
           Esteem Products:
              Trade                  24            22          227           30
              Intersegment            1            42           25           69
                            -----------   -----------   ----------   ----------
                                     25            64          252           99
                            -----------   -----------    ---------   ----------
           Eliminations          (8,107)      (10,852)     (25,057)     (33,762)
                              ---------      --------      -------      -------
           Total              $  63,381     $  79,347     $191,410     $262,333
                               ========      ========      =======      =======

         Business Segment Profit (Loss)  (in thousands):

                                                       Three Months Ended             Nine Months Ended
                                                  ------------------------------------------------------------
                                                  October 2,     October 3,      October 2,     October 3,
                                                        1999           1998            1999          1998
                                                  ------------------------------------------------------------


                Rendering                           $  1,740       $   (412)       $  2,909       $  6,392
                Restaurant Services                   (1,101)          (341)         (1,080)           777
                Esteem Products                         (381)          (851)         (1,495)        (2,017)
                Corporate Activities                  (5,660)        (4,811)        (12,002)       (12,335)
                Interest expense                      (3,262)        (3,012)        (10,673)        (8,867)
                                                     -------        -------         -------        -------
                Loss from continuing operations
                   before income taxes              $ (8,664)       $(9,427)       $(22,341)      $(16,050)
                                                     =======         ======          ======         ======


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



         Business Segment Assets (in thousands):
                                                      October 2,      January 2,
                                                         1999              1999
                                                      ----------     ----------
             Rendering                                 $71,918          $84,904
             Restaurant Services                        28,733           32,100
             Combined Rend./Rest. Svcs.                 84,804           93,080
             Esteem Products                             3,668            3,097
             Corporate Activities                       20,835           29,985
             Net assets of discontinued operations           -           20,000
                                                       -------         --------
             Total                                    $209,958         $263,166
                                                       =======          =======

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS
                              ENDED OCTOBER 2, 1999

                                     PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion summarizes information with respect to the liquidity and capital resources of the Company at October 2, 1999 and factors affecting its results of operations for the three months and nine months ended October 2, 1999 and October 3, 1998.


RESULTS OF OPERATIONS

Three Months Ended October 2, 1999 Compared to
   Three Months Ended October 3, 1998


                                     GENERAL

         The Company recorded a loss from continuing operations of $5.2 million for the third quarter of the fiscal year ending January 1, 2000 ("Fiscal 1999"), as compared to a loss of $6.3 million for the third quarter of the fiscal year ended January 2, 1999 ("Fiscal 1998"). Operating loss improved $2.5 million to an operating loss of $3.3 million in the third quarter of Fiscal 1999 from an operating loss of $5.8 million in the third quarter of Fiscal 1998. The decrease in the operating loss was primarily due to reductions in selling, general and administrative costs and operating expenses. Interest expense increased from $3.0 million in Fiscal 1998 to $3.3 million in Fiscal 1999, primarily due to a higher overall interest rate.


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

         During the third quarter of Fiscal 1999, net sales decreased 20.1%, to $63.4 million as compared to $79.3 million during the third quarter of Fiscal 1998 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $11.6 million decrease in sales in the third quarter of Fiscal 1999 versus the third quarter of Fiscal 1998; the Company's average prices for the third quarter of Fiscal 1999 were 22.0% lower than the average prices for the third quarter of Fiscal 1998; 2) Decreases in the volume of raw materials processed resulted in an $3.2 million decrease in sales which consisted in part of a $2.8 million decrease due to the sale of an operating facility. This was somewhat offset by $0.5 million in yield gains; 3) Decreases in finished hides sales accounted for $1.1 million in sales decreases; 4) Inventory changes and decreases in finished product purchased for resale accounted for additional decreases of $2.8 million in sales; and 5) Collection charge income increased $2.3 million to somewhat offset the other decreases.


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

         During the third quarter of Fiscal 1999, cost of sales and operating expenses decreased $16.5 million (24.1%) to $52.1 million as compared to $68.6 million during the third quarter of Fiscal 1998 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, and meat and bone meal resulted in a decrease of $9.6 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed, primarily resulting from the sale of an operating facility, resulted in a decrease of approximately $0.6 million in cost of sales and decreases in hides costs resulted in a $1.0 million decrease in cost of sales; 3) Changes in inventory levels and decreases in product purchased for resale resulted in an approximately $2.9 million decrease in cost of sales; 4) Decreases in operating costs due to the sale of an operating facility resulted in a decrease of $1.2 million; and 5) Decreases in labor costs resulted in a $0.7 million decrease in operating expenses, while repair cost reductions resulted in a $0.5 million decrease in operating expenses.

                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $6.6 million during the third quarter of Fiscal 1999, a $1.8 million decrease from $8.4 million for the third quarter of Fiscal 1998. Decreases were realized in labor costs, travel and entertainment, and professional and legal fees.

                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges decreased $0.3 million to $7.9 million during the third quarter of Fiscal 1999 as compared to $8.2 million during the third quarter of Fiscal 1998.


                                INTEREST EXPENSE

         Interest expense increased $0.3 million from $3.0 million during the third quarter of Fiscal 1998 to $3.3 million during the third quarter of Fiscal 1999, primarily due to an increase in the overall interest rate.


                             OTHER INCOME (EXPENSE)

         Other income (expense) increased $1.6 million from a net expense of $0.5 million during the third quarter of Fiscal 1998 to a net expense of $2.1 million during the third quarter of Fiscal 1999. This additional expense was primarily related to the sale of certain equipment and customer routes in one location at a loss of $1.5 million.

                                  INCOME TAXES

         The income tax benefit of $3.5 million for the third quarter of Fiscal 1999 consists of federal tax benefit and various state and foreign taxes. This is an increase of $0.4 million from the $3.1 million income tax benefit during the third quarter of Fiscal 1998.


                              CAPITAL EXPENDITURES

         The Company made capital expenditures of $1.3 million during the third quarter of Fiscal 1999 compared to capital expenditures of $1.8 million during the third quarter of Fiscal 1998.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998



                                     GENERAL

         The Company recorded a loss from continuing operations of $13.8 million for the first nine months of Fiscal 1999, as compared to a loss of $10.4 million for the first nine months of Fiscal 1998. Operating loss increased from an operating loss of $6.3 million in the first nine months of Fiscal 1998 to an operating loss of $8.8 million in the first nine months of Fiscal 1999. The increase in the operating loss was primarily due to: 1) Declines in overall finished goods prices; and 2) Declines in the volume of raw materials processed. Interest expense increased from $8.9 million to $10.7 million in Fiscal 1999, primarily due to a higher overall interest rate.



                                    NET SALES

         During the first nine months of Fiscal 1999, net sales decreased by $70.9 million (27%) to $191.4 million as compared to $262.3 million during the first nine months of Fiscal 1998, primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $42.6 million decrease in sales in the first nine months of Fiscal 1999, versus the first nine months of Fiscal 1998. The Company's average prices for the first nine months of Fiscal 1999 were 25.4% lower than the average prices for the first nine months of Fiscal 1998; 2) Decreases in the volume of raw materials processed resulted in a $26.6 million decrease in sales which consisted in part of a $9.1 million decrease due to the sale of an operating facility and a $10.6 million decrease from the closure of facilities by suppliers. This was somewhat offset by $2.9 million in yield gains; 3) Decreases in finished hides sales accounted for $4.1 million in sales decreases; 4) Inventory changes and decreases in finished product purchased for resale resulted in a $4.9 million decrease in sales; and 5) Increases in collection charge income of $4.4 million somewhat offset the decreases.



                      COST OF SALES AND OPERATING EXPENSES

         During the first nine months of Fiscal 1999, cost of sales and operating expenses decreased $62.6 million (28.5%) to $157.0 million as compared to $219.6 million during the first nine months of Fiscal 1998, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils, and meat and bone meal resulted in decreases of $39.9 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed, primarily resulting from the sale of an operating facility, resulted in a decrease of approximately $4.3 million in cost of sales and decreases in hides costs resulted in a $3.3 million decrease in cost of sales; 3) Inventory changes and decreases in finished product purchased for resale resulted in an approximately $4.2 million decrease in cost of sales;
4) Decreases in operating costs due to the sale of an operating facility resulted in a decrease of $3.8 million; 5) Decreases in steam cost resulted in a $1.4 million decrease in operating expenses; and 6) Decreases in labor costs and contract hauling resulted in a $3.7 million decrease in operating expenses and repair costs resulted in a $2.0 million decrease in operating expenses.



                    SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $19.5 million during the first nine months of Fiscal 1999, a $5.0 million decrease from $24.5 million for the first nine months of Fiscal 1998. Decreases were primarily a result of lower labor cost, travel and entertainment, advertising and promotional, and professional and legal fees.


                          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges decreased by $0.8 million to $23.7 million during the first nine months of Fiscal 1999, as compared to $24.5 million during the first nine months of Fiscal 1998.

                                INTEREST EXPENSE

         Interest expense increased by $1.8 million from $8.9 million during the first nine months of Fiscal 1998, to $10.7 million during the first nine months of Fiscal 1999, primarily due to a higher overall rate of interest.


                             OTHER INCOME (EXPENSE)

         Other income (expense) increased $2.0 million from a net expense of $0.9 million during the first nine months of Fiscal 1998 to a net expense of $2.9 million during the first nine months of Fiscal 1999. This additional expense was partially due to the sale of certain equipment and customer routes in one location at a loss of $1.5 million.



                                  INCOME TAXES

         The income tax benefit of $8.5 million for the first nine months of Fiscal 1999 consists of federal tax benefit and various state and foreign taxes. This is an increase of $2.8 million from the $5.7 million income tax benefit during the first nine months of Fiscal 1998.


                              CAPITAL EXPENDITURES


         The Company made capital expenditures of $4.0 million during the first nine months of Fiscal 1999, compared to capital expenditures of $9.8 million during the first nine months of Fiscal 1998.


                             DISCONTINUED OPERATIONS

         The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. The Company recorded an estimated loss on disposal, net of tax, of $14.7 million to reflect the pending sale of this business segment in the fourth quarter of Fiscal 1998. The sale of this business segment was closed on April 5, 1999. During the first nine months of Fiscal 1999, the Company recorded an additional loss on disposal of $0.3 million.

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

         The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

     The Term Loan provides for $36,702,000 of borrowing. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (8.0% at October 2, 1999) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $2,500,000 on December 31, 1999; $2,500,000 on March 31, 2000;
$22,500,000 on June 30, 2000;  $2,500,000 on September 30, 2000; and the balance due on December 31, 2000. On April 5, 1999 and September 20, 1999, respectively, the net proceeds from the sale of International Processing Corporation of $19,600,000 and the net proceeds from the sale of the Milwaukee plant of $950,000 were applied against installments due on September 30, 1999, December 31, 1999, March 31, 2000, and a portion of the installment due on June 30, 2000. As of October 2, 1999, $14,237,000 was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.0% at October 2, 1999) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of October 2, 1999, $110,685,000 was outstanding under the Revolving Credit Facility. As of October 2, 1999, the Company had outstanding irrevocable letters of credit aggregating $11,398,000.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which restricts, among other matters, the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of October 2, 1999, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

         The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At October 2, 1999, the Company was party to three interest rate swap agreements. Under terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, and bears interest at 6.5925% plus a credit margin and is compared to three month LIBOR. A second swap agreement for $25 million matures June 27, 2001, and bears interest at 9.83% and is compared to Base Rate. The third swap agreement for $20 million matures June 27, 2002, with a one-time option for bank to cancel at June 27, 2001, and bears interest at 9.17% and is compared to Base Rate.

         On October 2, 1999, the Company had a working capital deficit of $5.1 million and its working capital ratio was 0.88 to 1 compared to working capital of $3.1 million and a working capital ratio of 1.07 to 1 on January 2, 1999. As of October 2, 1999, the Company was in compliance with all provisions of the Amended and Restated Credit Agreement.

         In 1998, the Company made a strategic decision to dispose of the Bakery By-Products Recycling segment. The sale took place on April 5, 1999. Net proceeds from the sale were required to be used to retire debt.

         The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet the certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline early in 1999. The Company has modified its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to materially decline below those prevailing in the first nine months of 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in the later part of 1999.


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

         With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment phase and definition of strategies phase have been completed. The remediation or replacement phase has been completed. The testing phase of existing applications, operating systems and hardware not being remediated or replaced has been completed.

         With respect to addressing issues related to Non-IT embedded software and equipment, which principally exists in the Company's manufacturing plants, the assessment phase and definition of strategies phase are complete. Testing began in 1999, and remediation and replacement is completed.

         The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is substantially complete. Options to reduce the risks of interruption due to suppliers failures include identification of alternate suppliers where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

         The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. The Company is in the assessment phase with respect to the evaluation of critical customers' progress and is substantially complete.

Contingency

         The Company is in the process of developing contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning are substantially complete.

Costs

         The Company does not separately track the internal costs incurred for the Y2K project. Such costs, however, are principally the related payroll costs for the Company's information systems group. The Company has incurred approximately $180,000 in related internal expenses to date.

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

FORWARD LOOKING STATEMENTS

       This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control, and the Year 2000 readiness issue. Future profitability may be affected by the Company's ability to grow its restaurant services business and the development of its value-added feed ingredients, all of which face competition from companies which may have substantially greater resources than the Company.


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

The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At October 2, 1999, the Company had $70 million notational value of interest rate swaps outstanding. One swap effectively changed the interest rate on $25 million in long-term debt to a 9.83% fixed rate through the period ending June 27, 2001. Two other swaps effectively changed the interest rate on $45 million in long-term debt to an average 9.26% fixed rate through the period ending June 27, 2002. Assuming variable rates at the end of the third quarter of Fiscal 1999 and average long-term borrowings for the first Nine Months of Fiscal 1999, a one hundred basis point change in interest rates would impact net interest expense by $0.2 million, net of the effect of swaps.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
      FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1999


                           PART II: Other Information


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended October 2, 1999.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)      Exhibits

           Exhibits No.               Description

         11       Statement re-computation of per share earnings.

         27       Financial Data Schedule


     (b)    REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the three months ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DARLING INTERNATIONAL INC.


                                            Registrant


Date:   November 16, 1999                   By:  /s/ Denis J. Taura
                                               -------------------------------
                                               Denis J. Taura
                                               Chairman and
                                               Chief Executive Officer



Date: November 16, 1999                     By:    /s/ John O. Muse
                                                -------------------------------
                                                John O. Muse
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                       DARLING INTERNATIONAL INC. AND SUBSIDIARIES
         FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1999


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





                                                                    Three Months Ended             Nine Months Ended
                                                             ------------------------------ -----------------------------
                                                                  October 2,     October 3,      October 2,     October 3,
                                                                     1999           1998            1999           1998
=========================================================== ============== =============== ============== ==============

    ..........................................................
Earnings (loss) from continuing operations ...................     $   (5,196)   $ (6,293)       $(13,844)     $ (10,365)
                                                                   ==========    ========        ========       ========

Discontinued operations:
    Income (loss) from discontinued operations, net of tax ...             --        (601)             --           (564)
    Estimated loss on disposal of discontinued operations,
       net of tax ............................................             --          --            (334)            --
                                                                   ----------    --------        --------       --------
    Net earnings (loss) available to common stock ............     $   (5,196)   $ (6,894)       $(14,178)      $(10,929)
                                                                   ==========    ========        ========       ========


Shares (Basic):
    Weighted average number of common shares outstanding......         15,589      15,585          15,589         15,578
                                                                   ==========    ========        ========       ========

    Basic earnings (loss) per share:
         Continuing operations ...............................     $    (0.33)   $  (0.40)       $  (0.89)      $  (0.66)
         Discontinued operations:
            Income (loss) from operations ....................             --       (0.04)             --          (0.04)
            Estimated loss on disposal .......................             --          --           (0.02)            --
                                                                   ----------    --------        --------       --------

                  Total ......................................     $    (0.33)   $  (0.44)       $  (0.91)      $  (0.70)
                                                                     ==========  ========        ========       ========


Shares (Diluted):
Weighted average number of common shares outstanding ........          15,589      15,585          15,589         15,578

Additional shares assuming exercise of stock options .........             --         --               --             --
                                                                   ----------    --------        --------       --------
Average common shares outstanding and equivalents ............         15,589      15,585          15,589         15,578

Diluted earnings (loss) per share:
         Continuing operations ...............................     $    (0.33)   $  (0.40)       $  (0.89)      $  (0.66)
         Discontinued operations:
            Income (loss) from operations ....................             --       (0.04)             --          (0.04)
            Estimated loss on disposal .......................             --          --           (0.02)            --
                                                                   ----------    --------        --------       --------
                  Total ......................................     $    (0.33)   $  (0.44)       $  (0.91)      $  (0.70)
                                                                   ==========    ========        ========       ========
