Form 10-K
period 2000-01-01
DARLING INTERNATIONAL INC
filed 2000-03-31
CIK 916540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended January 1, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ____________ to ____________

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $11,500,000 as of March 21, 2000 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.

     There were 15,589,077 shares of common stock, $0.01 par value, outstanding at March 21, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this Annual Report.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000


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

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................11
ITEM 6.    SELECTED FINANCIAL DATA............................................12
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................13
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS........19
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................19
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................44

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................44
ITEM 11.   EXECUTIVE COMPENSATION.............................................44
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER
           AND MANAGEMENT.....................................................44
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................44

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K........................................................45



         SIGNATURES        ...................................................47

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000



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

         The Company is a recycler of food processing by-products and believes that it is the largest publicly traded processor in the United States in terms of raw material processed annually.

         The Company collects and recycles animal processing by-products and used restaurant cooking oil. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 30 facilities located throughout the United States into finished products such as tallow, meat and bone meal and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

         Commencing 1998, as part of an overall strategy to better commit financial resources, the Company reorganized its operations into three diverse yet distinctive areas. These are: 1) Rendering, the core business of turning inedible waste from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; 2) Restaurant Services, a group focused on growing the grease collection business while expanding the line of services, which includes grease trap servicing, offered to restaurants and food processors; and 3) Esteem Products, the new business dedicated to using newly developed technologies to produce novel products from established supply sources. Due to unfavorable market conditions resulting from declining prices, beginning in Fiscal 2000 the Esteem Product division will be combined with the Company's rendering operations. In November 1998, the Company made a strategic decision to dispose of an additional segment, Bakery By-Products Recycling, a group which produces high quality bakery by-products for the feed industry. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding discontinued operations. For the financial results of the Company's operating segments, see Note 17 of Notes to Consolidated Financial Statements.

         The Company's net sales from continuing operations were $258.6 million, $337.0 million, and $444.1 million during the 1999, 1998 and 1997 fiscal years, respectively. In addition, net external sales by operating segment, including discontinued operations, were as follows:

                                                  Fiscal                     Fiscal                  Fiscal
                                                   1999                       1998                    1997
                                         --------------------------------------------------------------------------
     Continuing operations:
        Rendering (a)                         $204,404    79.1%         $275,424    73.5%        $444,142    89.1%
        Restaurant Services (a)                 53,939    20.8            61,451    16.4              N/A      -
        Esteem Products                            227     0.1               156     0.1                -      -
     Discontinued operations:
        Bakery By-Products Recycling                 -       -            37,456    10.0           54,329     10.9
                                               -------   -----           -------   -----          -------   ------
                Total                         $258,570   100.0%         $374,487   100.0%        $498,471   100.0%
                                               =======   =====           =======   =====          =======   =====

      (a) Prior to Fiscal 1998, Rendering and Restaurant Services was not separately accounted for and therefore separate revenue data does not exist for Fiscal 1997 as it is impractical to create such data.

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

Purchase and Collection of Raw Materials

         The Company operates a fleet of approximately 1,000 trucks and tractor-trailers to collect raw materials from more than 80,000 restaurants, butcher shops, grocery stores, and independent meat and poultry processors. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

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

         Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also provides an alternative collection service to restaurants called CleanStar(R) 2000, which is a self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. The CleanStar 2000 system and service is provided either on a fee basis to the raw material customer or as a negotiated offset to the cost of raw materials purchased. Approximately 9% of the Company's restaurant suppliers utilize the CleanStar 2000 system. The frequency of all forms of collection service is determined by the volume of oil generated by the restaurant.

         The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station, where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used restaurant cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing. The Company charges a collection fee to offset a portion of the cost incurred in collecting raw material.

       During the past year, the Company's largest single supplier accounted for less than 8% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 31% of the total raw material processed by the Company. For a discussion of the Company's competition for raw materials, see "Competition." Raw Materials Pricing

         The Company has two primary pricing arrangements with its raw materials suppliers. Approximately half of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers either are paid a fixed price, are not paid, or are charged for the collection service, depending on various economic factors.

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

         Formula prices are generally adjusted on a weekly or monthly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices.

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

         The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $107,405,000, $128,776,000 and $101,040,000 for the years ended January 1,
2000, January 2, 1999, and January 3, 1998, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

         The Company has not experienced any material restrictions on the export of its products, although certain countries, including India and certain Middle East countries restrict the import of proteins and fats and oils made from porcine and bovine material, and the European Community has restrictions on proteins and fats and oils made from specified bovine materials. The Bovine Spongiform Encephalopathy ("BSE") situation in Europe and new F.D.A. restrictions, coupled with much lower prices for competing commodities, caused lower prices for some of the Company's key products. See Note 17 of Notes to Consolidated Financial Statements for information regarding the Company's export sales.

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

         In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while meat and bone meal is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and meat and bone meal correlates substantially with these commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Other factors that influence the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

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


Employees and Labor Relations

         As of January 1, 2000, the Company employed approximately 1,300 persons full-time in continuing business segments. Approximately 45% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

         The FDA rule on the feeding of mammalian protein to ruminant animals took effect in August of 1997 as a measure to prevent the potential occurrence of BSE in the United States. The Company is in compliance with the provisions of the rule.

ITEM 2.    PROPERTIES

      The Company's 30 operating facilities consist of 22 full service rendering plants, seven yellow grease/trap grease plants, one blending plant, and one edible plant. Except for five leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 21 transfer stations in the United States and one transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service multiple business segments. The following is a listing of the Company's operating facilities by business segment:

    LOCATION              DESCRIPTION


Combined Rendering and Restaurant Services Business Segments
------------------------------------------------------------
  Billings, MT        Rendering/Yellow Grease
  Blue Earth, MN      Rendering/Yellow Grease
  Boise, ID           Rendering/Yellow Grease
  Collinsville, OK    Rendering/Yellow Grease
  Dallas, TX          Rendering/Yellow Grease
  Detroit, MI         Rendering/Yellow Grease/Trap
  Kansas City, KS     Rendering/Yellow Grease
  Los Angeles, CA     Rendering/Yellow Grease/Trap
  Newark, NJ          Rendering/Yellow Grease
  Norfolk, NE         Rendering/Yellow Grease
  San Angelo, TX      Rendering/Yellow Grease
  San Francisco, CA   Rendering/Yellow Grease
  Sioux City, IA      Rendering/Yellow Grease
  St. Louis, MO       Rendering/Yellow Grease
  Tacoma, WA          Rendering/Yellow Grease/Trap

Rendering Business Segment
--------------------------
  Coldwater, MI           Rendering
  Fresno, CA              Rendering
  Houston, TX             Rendering
  Linkwood, MD            Rendering
  Omaha, NE               Rendering
  Omaha, NE               Blending
  Omaha, NE               Edible Oils
  Turlock, CA             Rendering
  Wahoo, NE               Rendering

Restaurant Services Business Segment
------------------------------------
  Chicago, IL              Trap
  Fort Lauderdale, FL      Yellow Grease/Trap
  No. Las Vegas, NV        Yellow Grease/Trap
  Houston, TX              Yellow Grease/Trap
  Atlanta, GA              Yellow Grease
  Tampa, FL                Yellow Grease/Trap

ITEM 3.    LEGAL PROCEEDINGS


(a)  ENVIRONMENTAL

     Chula Vista

     The Company has been the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997, the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. Thereafter, the Company continued to work with the RWQCB to define the scope of an additional order which would address the Company's future obligations for that remaining portion (approximately 30 acres) of the Site. On December 30, 1999, the Company completed a sale of the entire Site pursuant to which the purchaser assumed responsibility for known environmental liabilities at the Site. Purchaser's assumption of such liability is supported by a Real Estate Pollution Insurance Policy and a Full Occurrence Commercial General Liability with Pollution Coverage Insurance Policy. The Company does not currently anticipate future material involvement at the Site.

     Cleveland

     In August, 1997, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the Ohio Air Quality Rules as they relate to odor emissions. The NOV asserted that the Cleveland, OH facility was in violation of the State's nuisance rule based on a City of Cleveland record of complaints associated with odors emanating from its facility. Since December, 1992, the Company has been working with the City of Cleveland under a Consent Agreement to address such complaints and concerns of the neighborhood in close proximity to the plant. In August, 1998, the Company received a second NOV from EPA which encompassed the alleged violations from the first NOV and alleged several violations of terms and conditions found in the Cleveland plant's air permit. Rendering of animal by-products has been discontinued at the Cleveland plant. The Company and EPA have concluded an amicable resolution of the NOV in the form of an Administrative Consent Order without a monetary penalty.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the Fiscal quarter ended January 1, 2000.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "DAR". The following table sets forth, for the quarters indicated, the high and low sales prices per share for the common stock as reported on the American Stock Exchange.

                      Fiscal Quarter                     Market Price

                                               ---------------------------------
                                                       High            Low
                                               ----------------- ---------------
                      1999:

                      First Quarter                  $3.500            $1.750
                      Second Quarter                 $2.125            $1.500
                      Third Quarter                  $2.000            $1.063
                      Fourth Quarter                 $3.000            $0.875

                      1998:

                      First Quarter                  $9.125            $7.875
                      Second Quarter                 $8.625            $7.125
                      Third Quarter                  $7.375            $3.375
                      Fourth Quarter                 $3.625            $2.500


         The Company has been notified by its stock transfer agent that as of March 21, 2000, there were 75 "registered" holders of record of the common stock. There are approximately 500 beneficial stockholders of the common stock.

         The Company's Credit Agreement restricts the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000




ITEM 6.   SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended January 1, 2000, January 2, 1999, and January 3, 1998, and the related notes thereto.

                                              DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                                          FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000


                                                Fiscal 1999    Fiscal 1998    Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                Fifty-two      Fifty-two      Fifty-three    Fifty-two      Fifty-two
                                                Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                                January 1,     January 2,     January 3,     December 28,   December 30,
                                                  2000           1999           1998           1996           1995
--------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Data:
   Net sales                                    $258,570       $337,031       $444,142       $467,325       $421,608
                                                 -------        -------        -------        -------        -------
   Cost of sales and operating expenses          212,266        283,822        362,787        375,436        336,248
   Selling, general and administrative            26,773         33,073         33,247         31,512         26,675
   expenses
   Depreciation and amortization                  31,525         32,418         29,751         26,434         22,576
   Provision for loss contingencies                    -              -              -          6,075              -
                                                 -------        -------        -------        -------        -------
   Operating income/(loss)                       (11,994)       (12,282)        18,357         27,868         36,109
   Interest expense                               14,004         12,466         13,070         12,981         13,311
   Other (income)/expense, net                      (283)         1,398         (1,348)          (487)          (322)
                                                 -------        -------        -------        -------        -------
   Income/(loss) from continuing operations
      before income taxes                        (25,715)       (26,146)         6,635         15,374         23,120
   Income tax expense/(benefit)                  (10,015)        (9,347)         2,307          7,467          8,740
                                                 -------        -------        -------        -------        -------
   Earnings/(loss) from continuing               (15,700)       (16,799)         4,328          7,907         14,380
      operations
   Discontinued operations:
   Income/(loss) from discontinued operations,
      net of tax                                       -           (637)         1,081           (233)            -
   Loss on disposal, net of tax                     (333)       (14,657)             -              -             -
                                                 -------        -------        -------        -------        -------
   Net income /(loss)                           $(16,033)      $(32,093)      $  5,409       $  7,674        $14,380

   Basic earnings/(loss) per common share       $  (1.03)      $  (2.06)      $   0.35       $   0.50       $   0.95
   Diluted earnings/(loss) per common share     $  (1.03)      $  (2.06)      $   0.33       $   0.46       $   0.90
   Weighted average shares outstanding            15,589         15,581         15,519         15,375         15,138
   Diluted weighted average shares                15,589         15,581         16,461         16,674         15,966
      outstanding

Other Data:
   EBITDA  (a)                                 $  20,918      $  20,136      $  48,108       $ 60,377      $  58,685
   Depreciation                                   25,611         26,429         24,074         21,529         18,595
   Amortization                                    5,914          5,989          5,677          4,905          3,981
   Capital expenditures                            9,851         14,967         24,520         26,449         24,636

Balance Sheet Data:
   Working capital (deficiency)                $  (5,223)     $   3,070      $   5,225       $ (5,187)     $  12,936
   Total assets                                  197,804        263,166        305,973        320,050        266,062
   Current portion of long-term debt               7,810          7,717          5,118         15,113          9,060
   Total long-term debt less current portion     110,209        140,613        142,181        138,173        117,096
   Stockholders' equity                           21,913         37,946         69,756         64,033         54,833


     (a) "EBITDA" represents, for any relevant period, operating profit plus depreciation and amortization, impairment of long-lived assets and provision for loss contingencies. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8. Beginning in 1998, the Company was organized along operating business segments. See Note 17 of Notes to Consolidated Financial Statements.

Results of Operations

Fifty-two Week Fiscal Year Ended January 1, 2000 ("Fiscal 1999") Compared to Fifty-two Week Fiscal Year Ended January 2, 1999 ("Fiscal 1998")

                                     General

         The Company recorded a loss from continuing operations of $(15.7) million for Fiscal 1999 compared to a loss from continuing operations of $(16.8) million for Fiscal 1998. The Company's operating loss decreased from $(12.3) million for Fiscal 1998 to $(12.0) million for Fiscal 1999. The improvement was primarily due to reductions in selling, general and administrative costs and operating expenses. Interest expense increased from $12.5 million in Fiscal 1998 to $14.0 million in Fiscal 1999, primarily due to higher overall interest rates.

         In 1998, the Company made a strategic decision to discontinue the operations of the Bakery By-Products Recycling segment in order to concentrate its financial and human resources on its other business segments. The sale was finalized on April 5, 1999. During Fiscal 1998, the Company recorded an estimated loss on the disposal of the discontinued segment, net of tax, of $14.7 million. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations for each year presented.

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

         During Fiscal 1999, net sales decreased by $78.4 million (23.3%) to $258.6 million as compared to $337.0 million during Fiscal 1998, primarily due to the following: 1) Decreases in overall finished goods prices resulted in an $46.3 million decrease in sales during Fiscal 1999 versus Fiscal 1998. The Company's average yellow grease prices were 18.96% lower, average tallow prices were 21.94% lower, and average meat and bone meal prices were 15.69% lower; 2) Decreases in the volume of raw materials processed resulted in a $25.0 million decrease in sales; 3) Decreases in finished hides sales accounted for $4.4 million in sales decreases; 4) Decreases in products purchased for resale resulted in a $10.5 million sales decrease; and 5) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $7.2 million and inventory changes of $0.6 million somewhat offset the decreases.


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

         During Fiscal 1999, cost of sales and operating expenses decreased $71.5 million (25.2%) to $212.3 million as compared to $283.8 million during Fiscal 1998, primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $43.0 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $5.1 million in cost of sales and operating expenses; 3) Decreases in products purchased for resale resulted in a $10.0 million decrease; 4) Decreases in hides purchases accounted for $4.0 million in cost of sales decrease; 5) Decreases in operating expenses, primarily labor, repairs, natural gas and contract hauling costs, resulted in a decrease of $11.6 million offset by an impairment charge of $1.4 million; and 6)Inventory changes resulted in an increase of $0.6 million.

                  Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $26.8 million during Fiscal 1999, a $6.3 million decrease from $33.1 million during Fiscal 1998. Decreases were realized in labor costs, travel and entertainment, and professional and legal fees.

                          Depreciation and Amortization

         Depreciation and amortization charges decreased $0.9 million, to $31.5 million during Fiscal 1999 as compared to $32.4 million during Fiscal 1998.

                                Interest Expense

         Interest expense increased $1.5 million, to $14.0 million during Fiscal 1999 as compared to $12.5 million during Fiscal 1998, primarily due to increases in the overall interest rate partially offset by a $30.3 million reduction in principal.

                                  Income Taxes

         The income tax benefit of $10.0 million for Fiscal 1999 consists of $9.2 million of federal tax benefit and $0.8 million for various state and foreign tax benefits. In Fiscal 1998, the Company recorded a $9.3 million income tax benefit which consisted of $8.5 million of federal tax benefit and $0.8 million for various state and foreign tax benefits.

                              Capital Expenditures

         The Company made capital expenditures of $9.9 million during Fiscal 1999 as compared to $15.0 million in Fiscal 1998.


                             Discontinued Operations

         The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. The Company realized an additional loss on disposal, net of tax, of $0.3 million on the sale of this business segment which was finalized on April 5, 1999, in addition to the amount estimated in Fiscal 1998.

Fifty-two Week Fiscal Year Ended January 2, 1999, ("Fiscal 1998") Compared to Fifty-three Week Fiscal Year Ended January 3, 1998 ("Fiscal 1997")

                                     General

         The Company recorded losses from continuing operations of $(16.8) million for Fiscal 1998 compared to earnings from continuing operations of $4.3 million for Fiscal 1997. Operating income decreased from $18.4 million for Fiscal 1997 to $(12.3) million for Fiscal 1998. The decrease was primarily due to: 1) Declines in volume of raw materials processed; 2) Approximately $2.6 million in increased depreciation and amortization related to acquisitions and capital expenditures; and 3) Significant decreases in all of the Company's finished good prices.

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

                                    Net Sales

         During Fiscal 1998, net sales decreased 24.1%, to $337.0 million as compared to $444.1 million during Fiscal 1997 primarily due to the following: 1) Decreases in overall finished good prices resulted in an $86.4 million decrease in sales during Fiscal 1998 versus Fiscal 1997. The Company's average yellow grease prices were 8.87% lower, average tallow prices were 5.72% lower, and average meat and bone meal prices were 34.11% lower; 2) Decreases in volume of raw materials processed resulted in a $36.8 million decrease in sales; 3) Decreases in finished hide sales accounted for $7.8 million in sales decreases;
4) Increases in products purchased for resale resulted in a $14.9 million increase; and 5) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $5.0 million and inventory changes of $4.0 million somewhat offset the decreases.

                      Cost of Sales and Operating Expenses

         During Fiscal 1998, cost of sales and operating expenses decreased $79.0 million (21.8%), to $283.8 million as compared to $362.8 million during Fiscal 1997 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $74.4 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $15.5 million in cost of sales and operating expenses; 3) Increases in products purchased for resale resulted in a $14.9 million increase;
4) Decreases in hides purchases accounted for $6.0 million in cost of sales decrease; 5) Decreases in operating expenses, primarily labor costs, resulted in a decrease of $1.9 million; and 6) Inventory changes resulted in an increase of $3.9 million.


                  Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $33.1 million during Fiscal 1998, a $0.1 million decrease from $33.2 million during Fiscal 1997. Decreases in payroll costs were offset by increases in consulting costs, advertising and miscellaneous office costs.

                          Depreciation and Amortization

         Depreciation and amortization charges increased $2.6 million, to $32.4 million during Fiscal 1998 as compared to $29.8 million during Fiscal 1997. This increase was due to additional depreciation on fixed asset additions and amortization on intangibles as a result of various acquisitions.

                                Interest Expense

         Interest expense decreased $0.6 million, to $12.5 million during Fiscal 1998 as compared to $13.1 million during Fiscal 1997, primarily due to the refinancing of all outstanding debt on June 5, 1997 at a lower overall rate of interest.

                                  Income Taxes

         The income tax benefit of $9.3 million for Fiscal 1998 consists of $8.5 million of federal tax benefit and $0.8 million for various state and foreign taxes. In Fiscal 1997, the Company recorded a $2.3 million income tax expense which consisted of $1.7 million of federal tax expense and $0.6 million for various state and foreign taxes.

                              Capital Expenditures

         The Company made capital expenditures of $15.0 million during Fiscal 1998 as compared to $24.5 million in Fiscal 1997.

                             Discontinued Operations

         The operations for the Bakery By-Products Recycling segment have been classified as discontinued operations. The results of operations, net of applicable income taxes, was a net loss of $0.6 million in Fiscal 1998 versus a net earnings of $1.1 million in Fiscal 1997. The decrease was primarily a result of lower finished goods prices, which are closely tied to corn markets. In addition, the Company recorded an estimated loss on disposal, net of tax, of $14.7 million to reflect the pending sale of this business segment which was finalized on April 5, 1999.


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

         The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

         The Term Loan provides for $36,702,000 of borrowing. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (8.50% at January 1, 2000) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments of $2,500,000 on March 31, 2000; $22,500,000 on June 30, 2000; $2,500,000 on September 30, 2000; and the balance due on December 31, 2000. The net proceeds from the sales of various properties were applied against installments due on December 31, 1999, March 31, 2000 and a portion of the installment due on June 30, 2000. The properties sold were: International Processing Corporation ($19,600,000 on April 5, 1999); Milwaukee property ($950,000 on September 20, 1999); Bristol, VA property ($69,000 on October 15,
1999); Las Vegas property ($2,737,000 on December 17, 1999) and Chula Vista property ($3,710,000 on December 30, 1999). As of January 1, 2000, $7,720,000
was outstanding under the Term Loan.

         The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.50% at January 1, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of January 1, 2000, $110,179,000 was outstanding under the Revolving Credit Facility. As of January 1, 2000, the Company had outstanding irrevocable letters of credit aggregating $11,233,000.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 1, 2000, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

         On January 1, 2000, the Company had a working capital deficit of $5.2 million and its working capital ratio was 0.88 to 1 compared to working capital of $3.1 million and a working capital ratio of 1.07 to 1 on January 2, 1999.

         The Company has experienced two consecutive years of operating losses and reduced cash flow as compared to 1997. Management believes that, unless the prices for the products the Company sells decline further, the Company's cash flow from operations and availability of credit under the Revolver (see Note 9 to Consolidated Financial Statements) should enable the Company to meet its Fiscal 2000 obligations in the ordinary course of business. However, if prices for finished goods the Company sells were to materially decline below those prevailing in Fiscal 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in 2000.


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



YEAR 2000

         The Company began aggressively addressing its Year 2000 compliance issues in 1997. As a result, the Company experienced no significant Year 2000 issues internally or with its various suppliers or vendors. There are no Year 2000 issues outstanding nor are any Year 2000 issues expected to arise.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.




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

         The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At January 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. Assuming variable rates at the end of each fiscal year and average long-term borrowings for each fiscal year, a one-hundred basis point change in interest rate would impact net interest expense by $0.2 million and $0.7 million, net of the effect of swaps, for Fiscal 1999 and Fiscal 1998, respectively.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages

            Independent Auditors' Report                                   20
            Consolidated Balance Sheets-
                        January 1, 2000 and January 2, 1999                21
            Consolidated Statements of Operations-
               Three years ended January 1, 2000                           22
            Consolidated Statements of Stockholders' Equity -
               Three years ended January 1, 2000                           23
            Consolidated Statements of Cash Flows -
               Three years ended January 1, 2000                           24
            Notes to Consolidated Financial Statements -
               January 1, 2000 and January 2, 1999                         25


               Financial Statement Schedule:

                        II - Valuation and Qualifying Accounts             43



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  KPMG LLP



Dallas, Texas
March 15, 2000



                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                       January 1, 2000 and January 2, 1999
                 (in thousands, except share and per share data)


                                                                          January 1,       January 2,
ASSETS (notes 2 and 9)                                                        2000             1999
                                                                         -------------     ------------
Current assets:
       Cash and cash equivalents                                          $  1,828         $ 12,317
       Accounts receivable                                                  16,987           16,615
       Inventories (note 4)                                                  9,644           11,707
       Prepaid expenses                                                      3,948            3,977
       Deferred income tax assets (note 11)                                  4,203            3,928
       Other                                                                   518              671
                                                                           -------          -------
                      Total current assets                                  37,128           49,215

Property, plant and equipment, net (note 5)                                113,824          140,074
Collection routes and contracts, less accumulated amortization
        of  $15,819 at January 1, 2000 and $12,101 at January 2, 1999       36,965           42,978
Goodwill, less accumulated amortization of $741 at January 1, 2000
        and $513 at January 2, 1999                                          4,813            5,461
Other assets (note 6)                                                        5,074            5,438
Net assets of discontinued operations (note 15)                                  -           20,000
                                                                           -------          -------
                                                                          $197,804         $263,166
                                                                           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt (note 9)                         $  7,810         $  7,717
       Accounts payable, principally trade                                  11,139           15,517
       Accrued expenses (note 7)                                            23,292           22,255
       Accrued interest (note 9)                                               110              656
                                                                           -------          -------
                      Total current liabilities                             42,351           46,145

Long-term debt, less current portion (note 9)                              110,209          140,613
Other noncurrent liabilities (note 10)                                      19,341           24,836
Deferred income taxes (note 11)                                              3,990           13,626
                                                                           -------          -------
                      Total liabilities                                    175,891          225,220
                                                                           -------          -------
Stockholders' equity (notes 9, 11 and 12):
        Preferred stock, $0.01 par value; 1,000,000 shares
               authorized,  none issued                                          -                -
       Common stock, $.01 par value; 25,000,000 shares
               authorized, 15,589,077 shares issued and
               outstanding at January 1, 2000 and January 2, 1999              156              156
       Additional paid-in capital                                           35,063           35,063
       Retained earnings/(deficit)                                         (13,306)           2,727
                                                                           -------          -------
                      Total stockholders' equity                            21,913           37,946
                                                                           -------          -------
Commitments and contingencies (notes 8 and 16)
                                                                          $197,804         $263,166
                                                                           =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      Consolidated Statements of Operations
                        Three years ended January 1, 2000

                      (in thousands, except per share data)




                                                           January             January             January
                                                           1, 2000             2, 1999             3, 1998
                                                       ----------------    ----------------     ---------------
Net sales                                                 $258,570            $337,031             $444,142
                                                           -------             -------              -------
Costs and expenses:
     Cost of sales and operating expenses                  212,266             283,822              362,787
     Selling, general and administrative expenses           26,773              33,073               33,247
     Depreciation and amortization                          31,525              32,418               29,751
                                                           -------             -------              -------
             Total costs and expenses                      270,564             349,313              425,785
                                                           -------             -------              -------
             Operating income/(loss)                       (11,994)            (12,282)              18,357
                                                           -------             -------              -------
Other income/(expense):
     Interest expense (note 9)                             (14,004)            (12,466)             (13,070)
     Other, net                                                283              (1,398)               1,348
                                                           -------             -------              -------
              Total other income/(expense)                 (13,721)            (13,864)             (11,722)
                                                           -------             -------              -------

Income/(loss) from continuing operations
    before income taxes                                    (25,715)            (26,146)               6,635
Income tax expense/(benefit)  (note 11)                    (10,015)             (9,347)               2,307
                                                           -------             -------              -------
    Earnings/(loss) from continuing operations             (15,700)            (16,799)               4,328

Discontinued operations (note 15):
    Income/(loss) from discontinued operations,
          net of tax                                             -                (637)               1,081
    Loss on disposal of discontinued
          operations, net of tax                              (333)            (14,657)                   -
                                                           -------             -------              -------
Net earnings/(loss)                                       $(16,033)           $(32,093)             $ 5,409
                                                           =======             =======              =======

Basic earnings/(loss) per share:
    Continuing operations                                 $  (1.01)           $  (1.08)             $  0.28
    Discontinued operations:
         Income/(loss) from operations                           -               (0.04)                0.07
         Loss on disposal                                    (0.02)              (0.94)                   -
                                                           -------             -------              -------
                  Total                                   $  (1.03)           $  (2.06)             $  0.35
                                                           =======             =======              =======

Diluted earnings (loss) per share:
    Continuing operations                                 $  (1.01)           $  (1.08)             $  0.26
    Discontinued operations:
         Income/(loss) from operations                           -               (0.04)                0.07
         Loss on disposal                                    (0.02)              (0.94)                   -
                                                           -------             -------              -------
                  Total                                   $  (1.03)           $  (2.06)             $  0.33
                                                           =======             =======              =======



                   The accompanying notes are an integral part of these consolidated financial statements.


                 Consolidated Statements of Stockholders' Equity

                        Three years ended January 1, 2000
                        (In thousands, except share data)





                                               Common stock

                                                                     Additional   Retained         Total

                                            Number     $.01 par      paid-in      earnings/    stockholders'
                                          of shares      value        capital     (deficit)       equity

-------------------------------------------------------------------------------------------------------------

Balances at December 28, 1996            15,455,937    $  155        $ 34,467      $ 29,411      $ 64,033

Issuance of common stock                    107,100         1             313             -           314

Net earnings                                      -         -               -         5,409         5,409
                                         ----------     -----         -------       -------       -------


Balances at January 3, 1998              15,563,037       156          34,780        34,820        69,756

Issuance of common stock                     26,040         -              98             -            98

Tax benefits relating to January 1,
   1994 valuation allowance                       -         -             185             -           185

Net loss                                          -          -              -       (32,093)      (32,093)
                                         ----------     -----         -------       -------       -------

Balances at January 2, 1999              15,589,077       156          35,063         2,727        37,946

Net loss                                          -         -               -       (16,033)      (16,033)
                                         ----------     -----         -------       -------       -------


Balances at January 1, 2000              15,589,077    $  156        $ 35,063      $(13,306)     $ 21,913
                                         ==========     =====         =======       =======       =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                           DARLING INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                        Three years ended January 1, 2000
                                 (in thousands)



                                                                    January 1,          January 2,          January 3,
                                                                       2000                1999                 1998
                                                                   ------------         ----------          ---------
Cash flows from operating activities:

   Earnings/(loss) from continuing operations                      $ (15,700)           $ (16,799)          $  4,328
   Adjustments to reconcile net earnings/(loss) to net cash
     provided by continuing operating activities:
       Depreciation and amortization                                  31,525               32,418             29,751
       Deferred income tax benefit                                    (9,911)              (9,312)            (1,641)
       Loss/(gain) on sale of assets                                  (2,060)                 982               (927)
       Impairment of long-lived assets                                 1,387                    -                  -
       Changes in operating assets and liabilities, net of effects from acquisitions:
              Accounts receivable                                       (372)              12,627              3,278
              Inventories and prepaid expenses                         2,092                  749             (3,492)
              Accounts payable and accrued expenses                   (4,328)                 265             (3,786)
              Accrued interest                                          (546)                (256)            (3,365)
              Other                                                   (1,403)               3,403             (1,821)
                                                                      ------               ------             ------
    Net cash provided by continuing operations                           684               24,077             22,325
    Net cash provided by discontinued operations                         119                1,388              4,812
                                                                      ------               ------             ------
                   Net cash provided by operating activities             803               25,465             27,137
                                                                      ------               ------             ------
Cash flows from investing activities:

    Recurring capital expenditures                                    (9,851)             (14,967)           (20,230)
    Capital expenditures related to acquisitions                           -                    -
                                                                                                              (4,290)

    Gross proceeds from sale of property, plant and equipment,
      assets held for disposition and other assets                    32,150                4,090              6,055
    Payments related to routes and other intangibles                    (152)                (341)            (6,870)
    Net cash used in discontinued operations                            (330)              (1,999)            (2,047)
                                                                      ------               ------             ------
         Net cash provided by/(used in) investing activities          21,817              (13,217)           (27,382)
                                                                      ------               ------             ------
Cash flows from financing activities:

    Proceeds from long-term debt                                     179,927               99,980            283,124
    Payments on long-term debt                                      (210,237)             (99,084)          (289,116)
    Contract payments                                                 (2,377)              (3,326)            (1,544)
    Deferred loan costs                                                 (300)                (118)            (1,008)
    Issuance of common stock                                               -                   99                314
    Net cash used in discontinued operations                            (150)                (460)            (1,526)
                                                                      ------               ------             ------
         Net cash used in financing activities                       (33,137)              (2,909)            (9,756)
                                                                      ------               ------             ------
Net change in cash and cash equivalents
    from discontinued operations                                          28                   29                745
                                                                      ------               ------             ------
Net increase/(decrease) in cash and cash equivalents                 (10,489)               9,368             (9,256)


Cash and  cash equivalents at beginning of year                       12,317                2,949             12,205
                                                                     -------              -------            -------
Cash and cash equivalents at end of year                           $   1,828            $  12,317           $  2,949
                                                                     =======              =======            =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest                                                    $  14,550            $  11,997           $ 17,114
                                                                     -------              -------             ------
       Income taxes, net of refunds                                $    (625)           $  (1,454)          $  4,345
                                                                     -------              -------             ------

                   The accompanying notes are an integral part of these consolidated financial statements.

                           DARLING INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements

                       January 1, 2000 and January 2, 1999

(1)    GENERAL

(a)      NATURE OF OPERATIONS

           Darling International Inc. (the "Company") believes it is the largest publicly traded recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products and used restaurant cooking oil from butcher shops, grocery stores, independent meat and poultry processors and restaurants nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, and yellow grease. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

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

       (b)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (1)  Basis of Presentation

                The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 15, the operations of IPC, as defined below, are classified as discontinued operations.

           (2)  Fiscal Year

                The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 1, 2000, the 52 weeks ended January 2, 1999, and the 53 weeks ended January 3, 1998.

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

           (6)  Goodwill

                Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not exceeding 30 years. Annually, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

                The weighted average common shares used for basic earnings per common share was 15,589,000 15,581,000 and 15,519,000 for 1999,
                1998 and 1997, respectively. The effect of dilutive stock options added 942,000 shares for 1997 for the computation of diluted earnings per common share. For 1999 and 1998 the effect of all outstanding stock options were excluded from diluted earnings per common share because the effect was anti-dilutive.


        (10)    Stock Option Plans

                The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          (11)  Statements of Cash Flows

                The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

          (12)  Use of Estimates

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

          (13) Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

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

                In Fiscal 1999, the Company recorded an impairment charge of $1,387,000 to reduce the carrying value of certain land and buildings not currently used in operations to estimated fair value. The impairment charge is included in operating expenses in the accompanying Fiscal 1999 Consolidated Statement of Operations.

          (14)  Financial Instruments

                The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.


                The carrying amount for the Company's outstanding borrowings under the Credit Agreement and Term Loan described in note 9, approximates the fair value due to the floating interest rates on the borrowings.

               The fair value of the interest rate swap agreements was $(967,000) and $(207,000) at January 1, 2000, and January 2,
               1999, respectively. Current market pricing models were used to estimate fair value of interest rate swap agreements. The Company incurred additional interest expense of $913,400 and $670,300 in Fiscal 1999 and 1998, respectively, related to the swap agreements.

         (15)   Derivative Instruments

                The Company's use of derivative instruments is limited to interest rate swaps which are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

                For the periods presented, interest rate swaps are accounted for under the accrual method, whereby the difference between the Company's pay and receive rate is recognized as an increase or decrease to interest expense. The fair value of the swap agreements and changes in fair value are not recognized in the consolidated financial statements.


(2)  LIQUIDITY

     The Company has experienced two consecutive years of operating losses and reduced cash flow as compared to 1997. Management believes that, unless the prices for the products the Company sells decline further, the Company's cash flow from operations and availability of credit under the Revolver (see note 9) should enable the Company to meet its Fiscal 2000 obligations in the ordinary course of business. However, if prices for finished goods the Company sells were to materially decline below those prevailing in Fiscal 1999, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement in 2000.


(3)  ACQUISITIONS

     During Fiscal 1997, as part of the Company's strategy to expand its presence in restaurant grease collection and the grease trap business, the Company made the following acquisitions: Enduro, Midwest Recycling, and Torvac, totaling $11.7 million which included goodwill acquired of $2.2 million.


(4)  INVENTORIES

     A summary of inventories follows (in thousands):

                                           January 1,       January 2,
                                              2000             1999
                                        ----------------- ----------------
            Finished product                $  8,897           $11,065
            Supplies and other                   747               642
                                            --------           -------
                                            $  9,644           $11,707
                                            ========           =======


(5)    PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment follows (in thousands):

                                                January 1,        January 2,
                                                   2000              1999
                                             ---------------------------------
            Land                                $  11,291         $  18,089
            Buildings and improvements             28,003            25,720
            Machinery and equipment               139,569           137,524
            Vehicles                               51,439            51,250
            Construction in process                 6,234             8,204
                                                 --------          --------
                                                  236,536           240,787
            Accumulated depreciation             (122,712)         (100,713)
                                                 --------          --------
                                                $ 113,824         $ 140,074
                                                 ========          ========


(6)    OTHER ASSETS

       Other assets consist of the following (in thousands):

                                                  January 1,        January 2,
                                                     2000              1999
                                               --------------------------------
            Prepaid pension cost (note 13)         $  2,092          $  3,009
            Deposits and other                        2,982             2,429
                                                    -------           -------
                                                   $  5,074          $  5,438
                                                    =======           =======


(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):

                                                   January 1,        January 2,
                                                      2000              1999
                                                 ------------------------------
               Insurance                           $   3,339         $   3,778
               Compensation and benefits               4,480             4,654
               Utilities and sewage                    2,649             2,649
               Reserve for environmental and
                 litigation matters (note 16)          2,000             2,000
               Other                                  10,824             9,174
                                                     -------           -------
                                                    $ 23,292          $ 22,255
                                                     =======           =======


(8)    LEASES

       The Company leases five plants and storage locations, four office locations and a portion of its transportation equipment. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 1, 2000, are as follows (in thousands):

                   Period Ending Fiscal           Operating Leases
                     2000                                2,719
                     2001                                2,478
                     2002                                2,282
                     2003                                1,529
                     2004                                  773
                     Thereafter                          8,253
                                                       -------
                          Total                       $ 18,034
                                                       =======

       Rent expense for the years ended January 1, 2000, January 2, 1999, and January 3, 1998 was $2,429,404, $1,695,867 and $1,283,035 respectively.


(9)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                   January 1,        January 2,
                                                      2000              1999
                                                --------------------------------
                Credit Agreement:
                    Revolving Credit Facility      $ 110,179         $ 111,319
                    Term Loan                          7,720            36,702
                Other notes                              120               309
                                                    --------          --------
                                                     118,019           148,330
                Less current maturities                7,810             7,717
                                                    --------          --------
                                                   $ 110,209         $ 140,613
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

       The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

       The Term Loan provides for $36,702,000 of borrowing. Under the Credit Agreement, the Term Loan bore interest, payable monthly at LIBOR plus a margin (the "Credit Margin"). Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (8.50% at January 1, 2000) plus a margin of 1%. As of January 1, 2000, $7,720,000 was outstanding under the Term Loan, with $3,516,000 due on June 30, 2000, $2,500,000 due on September 30, 2000, and the balance due on December 31, 2000.

       The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Credit Agreement, outstanding borrowings on the Revolving Credit Facility bore interest, payable monthly, at various LIBOR rates plus the Credit Margin as well as portions at a Base Rate or, for swingline advances, at the Base Rate. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.50% at January 1, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of January 1, 2000, $110,179,000 was outstanding under the Revolving Credit Facility. As of January 1, 2000, the Company had outstanding irrevocable letters of credit aggregating $11,233,000.

       Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 1, 2000, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

       The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

       OTHER

       Aggregate maturities of long-term debt subsequent to January 1, 2000 are as follows (in thousands):

                                 2000            7,810
                                 2001          110,209




 (10)  OTHER NONCURRENT LIABILITIES

       Other noncurrent liabilities consist of the following (in thousands):

                                                        January 1,    January 2,
                                                          2000           1999
                                                      ------------   -----------
          Reserve for insurance, environmental,
              litigation and tax
              matters (note 16)                          $14,927        $16,237
          Liabilities associated with
              consulting and noncompete agreements         4,253          7,201
          Other                                              161          1,398
                                                          ------         ------
                                                         $19,341        $24,836
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

(11)   INCOME TAXES

       Income  tax  expense   (benefit)   attributable  to  income  (loss)  from
       continuing operations before income taxes consists of the following (in thousands):

                                     January 1,      January 2,       January 3,
                                        2000            1999             1998
                                  ----------------------------------------------
                Current:
                     Federal        $      -         $   (34)         $ 2,813
                     State                 -               -              262
                     Foreign               -               -               14
                Deferred:
                     Federal          (9,183)         (8,432)          (1,099)
                     State              (796)           (784)             (94)
                     Foreign             (36)            (97)             411
                                     -------          ------           ------
                                    $(10,015)        $(9,347)         $ 2,307
                                     =======          ======           ======


       Income tax expense for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

                                                                      January 1,      January 2,      January 3,
                                                                        2000            1999            1998
                                                                   ---------------------------------------------
           Computed "expected" tax expense                            $ (9,000)        $(9,151)       $  2,322
           State income taxes, net of federal benefit                     (517)           (510)            109
           Tax-exempt income of foreign sales corporation                    -             116            (463)
           Change in valuation allowance                                  (311)              -               -
           Other, net                                                     (187)            198             339
                                                                       -------          ------         -------
                                                                      $(10,015)        $(9,347)       $  2,307
                                                                       =======          ======         =======



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2000 and January 2, 1999 are presented below (in thousands):

                                                        January 1,    January 2,
                                                           2000          1999
                                                       -----------  ------------
          Deferred tax assets:
            Net operating loss carryforwards           $  36,490      $  32,290
            Capital loss carryforwards                     5,420              -
            Loss contingency reserves                      5,972          6,345
              Net assets of discontinued operations            -          6,654
            Other                                          1,434          1,767
                                                        --------       --------
                 Total gross deferred tax assets          49,316         47,056
                 Less valuation allowance                (20,305)       (20,616)
                                                        --------       --------
                 Net deferred tax assets                  29,011         26,440
                                                        --------       --------
          Deferred tax liabilities:
            Collection routes and contracts               (7,805)        (9,520)
            Property, plant and equipment                (20,164)       (25,458)
            Other                                           (829)        (1,160)
                                                        --------       --------
                 Total gross deferred tax liabilities    (28,798)       (36,138)
                                                        --------       --------
                                                       $     213      $  (9,698)
                                                        ========       ========


       The portion of the deferred tax assets and liabilities expected to be recognized in Fiscal 2000 has been recorded at January 1, 2000, in the accompanying consolidated balance sheet as a net current deferred income tax asset of $4,203,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $3,990,000 at January 1, 2000 in the accompanying consolidated balance sheet.

       The valuation allowance for deferred tax assets as of January 1, 2000 and January 2, 1999 was $20,305,000 and $20,616,000, respectively. The net changes in the total valuation allowance for the years ended January 1, 2000 and January 2, 1999 was a decrease of $311,000 and an increase of $1,144,000. The Company believes that the remaining net deferred tax assets at January 1, 2000 and January 2, 1999 will be realized primarily through future reversals of existing taxable temporary differences.

       At January 1, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $96,025,000 which are available to offset future federal taxable income through 2019 and capital loss carryforwards of approximately $14,264,000 which are available to offset capital gains through 2004. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its pre-1994 net operating loss carryforwards ($75,154,000) is limited to $3,400,000 per year for the remaining life of the net operating losses.

       The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance ($185,000 in 1998) as a direct addition to additional paid-in capital.

(12)   STOCKHOLDERS' EQUITY

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

       The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of January 1, 2000, options to purchase 447,000 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $1.75 - $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

       The per share weighted average fair value of stock options granted during 1999, 1998, and 1997 was $1.65, $5.57 and $7.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                         1999            1998           1997
                                   ---------------------------------------------
        Expected dividend yield          0.0%            0.0%           0.0%
        Risk-free interest rate         6.38%            5.25%         5.25%
        Expected life                  10 years        10 years       10 years
        Expected annual volatility  62.41 - 66.59%   59.95-64.12%   64.99-69.99%


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

                                                  1999         1998         1997
                                              ----------------------------------
         Earnings (loss) from
           continuing operations
                            As reported       $(15,700)    $(16,799)      $4,328
                            Pro forma         $(16,201)    $(18,527)      $2,319

         Basic earnings (loss) per common
           share from continuing operations
                            As reported        $(1.01)      $(1.08)       $0.28
                            Pro forma          $(1.04)      $(1.19)       $0.15


       A summary of transactions for all stock options granted follows:

                                                           Option   Weighted-avg
                                                         exercise       exercise
                                       Number of            price          price
                                          shares        per share      per share
                                      ------------------------------------------
      Options outstanding at
      December 28, 1996                 2,925,330      $2.88-10.29         $4.83
            Granted                       683,062       8.25-10.88          9.25
            Canceled                     (450,300)      2.86-10.29          3.51
            Exercised                    (107,100)      3.33-8.83           4.53
                                        ---------
      Options outstanding at
      January 3, 1998                   3,050,992       2.86-10.88          6.02
            Granted                        96,900       3.44-8.69           7.41
            Canceled                      (43,530)      4.13-10.29          8.34
            Exercised                     (26,040)      3.45-4.13           3.81
                                        ---------
      Options outstanding at
      January 2, 1999                   3,078,322       2.86-10.88          6.05
            Granted                       111,000       1.75-2.63           2.12
            Canceled                     (952,687)      2.63-10.29          6.43
                                        ---------
      Options outstanding at
      January 1, 2000                   2,236,635      $1.75-10.88         $5.69
                                        =========
      Options exercisable at
      January 1, 2000                   1,928,958      $1.81-10.88         $5.50
                                        =========


       At January 1, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.75 - $10.875 and
       5.6 years, respectively.

       At January 1, 2000 and January 2, 1999, the number of options exercisable was 1,928,958 and 2,443,745, respectively, and the weighted-average exercise price of those options was $5.50 and $5.25, respectively.


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

       The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (October 1, 1999 and 1998) (in thousands):

                                                        January 1,    January 2,
                                                           2000           1999
                                                       -------------------------
       Change in benefit obligation:
           Benefit obligation at beginning
               of year                                    $47,106       $40,222
           Service cost                                     1,781         1,360
           Interest cost                                    3,110         2,835
           Amendments                                         264           113
           Actuarial (gain)/loss                           (4,123)        4,684
           Benefits paid                                   (2,148)       (2,108)
                                                           ------        ------
             Benefit obligation at end of year             45,990        47,106
                                                           ------        ------
       Change in plan assets:
           Fair value of plan assets at beginning
               of year                                     42,874        42,313
           Actual return on plan assets                     5,566         1,398
           Employer contribution                              391         1,271
           Benefits paid                                   (2,148)       (2,108)
                                                           ------        ------
             Fair value of plan assets at end of year      46,683        42,874
                                                           ------        ------

       Funded status                                          693        (4,232)
       Unrecognized actuarial loss                            575         6,609
       Unrecognized prior service cost                        824           632
                                                           ------        ------
           Prepaid benefit cost                           $ 2,092       $ 3,009
                                                           ======        ======



       Net pension cost includes the following components (in thousands):

                                         January 1,     January 2,    January 3,
                                             2000           1999          1988
                                        ----------------------------------------
      Service cost                          $1,781         $1,360        $1,024
      Interest cost                          3,110          2,835         2,557
      Expected return on plan assets        (3,894)        (3,870)       (8,708)
      Net amortization and deferral             73             70         5,793
                                             -----          -----         -----
                Net pension cost            $1,070         $  395        $  666
                                             =====          =====         =====


  Assumptions used in accounting for the employee benefit pension plans were:

                                         January 1,    January 2,    January 3,
                                             2000         1999          1998
                                         --------------------------------------
          Weighted average discount rate    7.50%        6.75%          7.25%
          Rate of increase in future
               compensation levels          5.17%        5.80%          5.15%
          Expected long-term rate of
               return on assets             9.25%        9.25%          9.25%


       The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans' net assets is not available. The cost of such plans amounted to $1,306,433, $1,306,367, and $1,529,000 for the years ended
       January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

(14)   CONCENTRATION OF CREDIT RISK

       Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company's net sales in 1999, 1998 and 1997.

(15)   DISCONTINUED OPERATIONS

       In 1998, the Company made a decision to discontinue the operations of the Bakery By-Products Recycling segment in order to concentrate its financial and human resources on its other businesses. The Bakery By-Products Recycling segment was comprised of International Processing Corporation, International Transportation Services, Inc., and Food By-Products Recycling (collectively referred to as "IPC"). On February 10, 1999, the Company announced the execution of a Stock Purchase
       Agreement dated February 9, 1999, with Scope Products, Inc., a wholly-owned subsidiary of Scope Industries, pursuant to which the Company agreed to sell all the issued and outstanding stock of IPC for a net consideration of $19,600,000. The sale was consummated on April 5, 1999.

       The disposal of IPC has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, statements of operations and cash flows for the periods presented.

       The condensed statement of operations relating to discontinued operations for the years ended January 2, 1999 (through the measurement date of November 3, 1998), and January 3, 1998 follows (in thousands):

                                                  January 2,       January 3,
                                                      1999             1998
                                                -------------------------------
             Net sales                              $37,456        $54,329
             Cost and expenses                       38,484         52,586
                                                     ------         ------
             Income (loss) before income taxes       (1,028)         1,743

             Provision for income taxes                (391)           662
                                                     ------         ------
             Net earnings (loss)                    $  (637)       $ 1,081
                                                     ======         ======


       Included in the loss on disposition of discontinued operations is a net tax benefit of $2.2 million. In addition, no interest expense has been allocated to discontinued operations.

(16)   CONTINGENCIES

  (a) ENVIRONMENTAL

      Chula Vista

      The Company has been the owner of an undeveloped property located in Chula Vista, California (the "Site"). A rendering plant was operated on the Site until 1982. From 1959 to 1978, a portion of the Site was used as an industrial waste disposal facility, which was closed pursuant to Closure Order No. 80-06, issued by the State of California Regional Water Quality Control Board for the San Diego Region (the "RWQCB"). In June 1982, RWQCB staff approved a completed closure plan which included construction of a containment cell (the "Containment Cell") on a portion (approximately 5 acres) of the Site to isolate contaminated soil excavated from the Site. The Site has been listed by the State of California as a site for which expenditures for removal and remedial actions may be made by the State pursuant to the California Hazardous Substances Account Act, California Health & Safety Code Section 25300 et seq. Technical consultants retained by the Company have conducted various investigations of the environmental conditions at the Site, and in 1996, requested that the RWQCB issue a "no further action" letter with respect to the Site. In 1997, the RWQCB issued Order No. 97-40 prescribing a maintenance and monitoring program for the Containment Cell. Thereafter, the Company continued to work with the RWQCB to define the scope of an additional order which would address the Company's future obligations for that remaining portion (approximately 30 acres) of the Site. On December 30, 1999, the Company completed a sale of the entire Site pursuant to which the purchaser assumed responsibility for known environmental liabilities at the Site. Purchaser's assumption of such liability is supported by a Real Estate Pollution Insurance Policy and a Full Occurrence Commercial General Liability with Pollution Coverage Insurance Policy. The Company does not currently anticipate future material involvement at the Site.

      Cleveland

      In August, 1997, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the Ohio Air Quality Rules as they relate to odor emissions. The NOV asserted that the Cleveland, OH facility was in violation of the State's nuisance rule based on a City of Cleveland record of complaints associated with odors emanating from its facility. Since December, 1992, the Company has been working with the City of Cleveland under a Consent Agreement to address such complaints and concerns of the neighborhood in close proximity to the plant. In August, 1998, the Company received a second NOV from EPA which encompassed the alleged violations from the first NOV and alleged several violations of terms and conditions found in the Cleveland plant's air permit. Rendering of animal by-products has been discontinued at the Cleveland plant. The Company and EPA have concluded an amicable resolution of the NOV in the form of an Administrative Consent Order without a monetary penalty.

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

      The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.5 million and $8.5 million at January 1, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $17.1 million and $19.2 million at January 1, 2000 and January 2, 1999, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(17)  BUSINESS SEGMENTS

      During Fiscal 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operated on a worldwide basis within four industry segments: Rendering, Restaurant Services, Esteem Products and Bakery By-Products Recycling. Prior to Fiscal 1998, Rendering and Restaurant Services were not separately accounted for and therefore separate segment data does not exist for Fiscal 1997 as it is impractical to create such data. Esteem Products was newly created in Fiscal 1998; however the Esteem Products segment has subsequently been combined with the Company's Rendering segment and in Fiscal 2000 will no longer be considered a separate operating segment for internal management reporting. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and exclude general corporate expenses.

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

      Esteem Products

      Esteem Products consists of the development and marketing of enhanced feed ingredients from existing raw material streams utilizing advanced biochemistry and animal nutrition technologies. Due to unfavorable market conditions, beginning in Fiscal 2000 the Esteem Products division will be combined with the Company's Rendering operations.

      Bakery By-Products Recycling

      Bakery By-Products Recycling consists of the collection and processing of bakery and confectionery by-products from bakeries, snack food producers, confectioners, and pasta manufacturers, converting them into a high-energy ingredient used as a component of livestock and poultry rations. This business segment has been classified as a discontinued operation and was sold in 1999 (see note 15).

      Included in corporate activities are general corporate expenses and the amortization of intangibles related to "Fresh Start Reporting." Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

     Business Segment Net Revenues (in thousands):

                                               January 1,         January 2,
                                                   2000               1999
                                              ---------------------------------
                Rendering:
                       Trade                     $204,404          $275,424
                       Intersegment                27,933            29,210
                                                  -------           -------
                                                  232,337           304,634
                                                  -------           -------
                Restaurant Services:
                       Trade                       53,939            61,451
                       Intersegment                 7,204             7,521
                                                  -------           -------
                                                   61,143            68,972
                                                  -------           -------
                Esteem Products:
                       Trade                          227               156
                       Intersegment                    37               106
                                                  -------           -------
                                                      264               262
                                                  -------           -------
                Eliminations                      (35,174)          (36,837)
                                                  -------           -------
                Total                            $258,570          $337,031
                                                  =======           =======





     Business Segment Profit (Loss)  (in thousands):
                                                         January 1,   January 2,
                                                             2000          1999
                                                       -------------------------
             Rendering                                   $  4,859      $  5,231
             Restaurant Services                              922           773
             Esteem Products                               (1,610)       (2,792)
             Corporate Activities                         (15,882)      (16,892)
             Interest expense                             (14,004)      (12,466)
                                                          -------       -------
             Income (loss) from continuing operations
                before income taxes                      $(25,715)     $(26,146)
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

     Business Segment Assets (in thousands):
                                                      January 1,      January 2,
                                                        2000              1999
                                                     --------------------------
           Rendering                                     $75,708        $84,904
           Restaurant Services                            24,753         32,100
           Combined Rend./Rest. Svcs.                     77,956         93,080
           Esteem Products                                 3,668          3,097
           Corporate Activities                           15,719         29,985
           Net assets of discontinued operations               -         20,000
                                                         -------        -------
           Total                                        $197,804       $263,166
                                                         =======        =======

     Business Segment Property, Plant and Equipment (in thousands):

                                                      January 1,     January 2,
                                                        2000             1999
                                                     --------------------------
           Depreciation and amortization:
                   Rendering                            $20,502         $21,756
                   Restaurant Services                    7,449           7,132
                   Esteem Products                          388             455
                   Corporate Activities                   3,186           3,075
                                                        -------         -------
           Total                                        $31,525         $32,418
                                                        =======         =======
           Additions:
                   Rendering                             $3,601          $6,821
                   Restaurant Services                    4,279           1,105
                   Combined Rend./Rest. Svcs.             1,661           3,948
                   Esteem Products                          140           2,764
                   Corporate Activities                     170             329
                                                        -------         -------
           Total                                        $ 9,851         $14,967
                                                        =======         =======



     The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

     Geographic Area Net Trade Revenues (in thousands):

                               January 1,     January 2, 1999     January 3,
                                  2000                               1998
                            -------------------------------------------------
        United States          $151,165         $208,255          $343,102
        Korea                    13,029            5,897             5,280
        Spain                     1,798            8,237             8,700
        Mexico                   19,320            9,094             6,511
        Japan                     2,162            5,037             4,868
        N. Europe                 2,095              694             3,210
        Pacific Rim               9,008            6,592             9,208
        Taiwan                    2,415            3,342             2,408
        Canada                      580            1,659             4,791
        Latin/South America      13,413           10,772             7,331
        Other/Brokered           43,585           77,452            48,733
                                -------         --------           -------
        Total                  $258,570         $337,031          $444,142
                                =======         ========           =======

       Other/Brokered trade revenues represent product for which the ultimate destination is not monitored.

 (18) QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):


                                                                Year Ended January 1, 2000
                                                ------------------------------------------------------------------
                                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                -------------    --------------    -------------    --------------
        Net sales                                   $69,846        $58,182            $63,381         $67,161
        Operating income (loss)                      (2,625)        (2,818)            (3,318)         (3,233)
        Earnings (loss) from
          continuing operations                      (4,191)        (4,457)            (5,196)         (1,856)
        Discontinued operations:
           Income (loss) from operations                  -              -                  -              -
           Loss on disposal                            (317)           (16)                 -              -
        Net earnings (loss)                          (4,508)        (4,473)            (5,196)         (1,856)
        Basic earnings (loss) per share               (0.29)         (0.29)             (0.33)          (0.12)
        Diluted earnings (loss) per share             (0.29)         (0.29)             (0.33)          (0.12)



                                                               Year Ended January 2, 1999
                                                ------------------------------------------------------------------
                                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                -------------    --------------    -------------    --------------
        Net sales                                   $95,669        $87,315            $79,349         $74,698
        Operating income (loss)                         846         (1,284)            (6,226)         (5,618)
        Earnings (loss) from
          continuing operations                      (1,373)        (2,717)            (6,294)         (6,415)
        Discontinued operations:
           Income (loss) from operations                (31)            88               (603)            (91)
           Loss on disposal                               -              -                  -         (14,657)
        Net earnings (loss)                          (1,404)        (2,629)            (6,897)        (21,163)
        Basic earnings (loss) per share               (0.09)         (0.17)             (0.44)          (1.36)
        Diluted earnings (loss) per share             (0.09)         (0.17)             (0.44)          (1.36)


   See Note 15 for a discussion of fourth quarter Fiscal 1998 determination to dispose of IPC.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES


   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                              Additions Charged to:
                                               Balance at     -------------------------                 Balance at
                                               Beginning      Costs and                                 End of
                Description                    of Period      Expenses       Other        Deductions    Period
-------------------------------------------- ------------- -------------- -------------- -------------  ----------

Accumulated amortization of
 collection routes and contracts:

Year ended January 1, 2000                     $ 12,101       $  5,686       $    4       $  1,972      $ 15,819
                                                =======        =======        =====        =======       =======
Year ended January 2, 1999                     $  7,668       $  5,759       $    -       $  1,326      $ 12,101
                                                =======        =======        =====        =======       =======
Year ended January 3, 1998                     $  2,971       $  5,660       $    -       $    963      $  7,668
                                                =======        =======        =====        =======       =======

Accumulated amortization of
goodwill:

Year ended January 1, 2000                     $    513       $    228       $    -       $      -      $    741
                                                =======        =======        =====        =======       =======
Year ended January 2, 1999                     $    286       $    227       $    -       $      -      $    513
                                                =======        =======        =====        =======       =======
Year ended January 3, 1998                     $    120       $    166       $    -       $      -      $    286
                                                =======        =======        =====        =======       =======


Note: Deductions consist of the write-off of fully amortized collection routes and contracts.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000





                                     PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Mr. Taura has served as Chairman of the Board and Chief Executive Officer of the Company since August 1999. Mr. Taura is a partner in the management consulting firm Taura Flynn & Associates, LLC. Prior to Mr. Taura serving as Chairman of the Board and Chief Executive Officer, the Company incurred from Taura Flynn & Associates, LLC, fees and expenses of $148,007 related to management consulting services provided to the Company.

         Fredrick J. Klink, a director of the Company, is a partner in the law firm of Dechert, Price & Rhodes. The Company paid Dechert, Price & Rhodes fees for the performance of various legal services.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:
     (1) The following consolidated financial statements are included in Item 8.

                                                                          Pages
                                                                         -------
                    Independent Auditors' Report                             20
                    Consolidated Balance Sheets-
                           January 1, 2000 and January 2, 1999               21
                    Consolidated Statements of Operations -
                      Three years ended January 1, 2000                      22
                    Consolidated Statements of Stockholders' Equity -
                      Three years ended January 1, 2000                      23
                    Consolidated Statements of Cash Flows -
                      Three years ended January 1, 2000                      24
                    Notes to Consolidated Financial Statements -
                      January 1, 2000 and January 2, 199925
                    Quarterly Data                                           42


     (2) The following financial statement schedule is included in Item 8.

                    Schedule II - Valuation and Qualifying Accounts          43

                  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) (a)  Exhibits

        Exhibit No.                       Description
        -----------                  ------------------
         3.1  *    Restated Certificate of Incorporation of the Company.

         3.2  *    Amended and Restated Bylaws of the Company.

         4.1  *    Specimen Common Stock Certificate.

         10.1**    Amended and Restated Credit  Agreement,  dated
                   as of January 22, 1999, among Darling International Inc., BankBoston, N.A., Comerica Bank, Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association as Co-agents, and other banks as named therein.

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

         10.7(b)*** International Swap Dealers Association, Inc. (ISDA) Master
                    Agreement and Schedule between BankBoston, N.A. and Darling International Inc. dated as of June 26, 1997, related to interest rate swap transaction.

         10.8 *     Form of Executive Severance Agreement.

         10.9 *     1994 Employee Flexible Stock Option Plan.

         10.10*     Non-Employee Directors Stock Option Plan.


         10.17 Termination on September 20, 1999, of International Swap Dealers Association, Inc. ("ISDA") Master Agreement and Schedule between BankBoston N.A. and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction and a new interest rate swap transaction is effected September 27, 1999.

         10.17(a) Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and Darling International Inc.

         10.18 Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999.


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


    (b)  Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended January 1, 2000.

                   DARLING INTERNATIONAL INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000





                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended January 1, 2000 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 31st day of March, 2000.


                                        DARLING INTERNATIONAL INC.


                                        By:   /s/  Denis J. Taura
                                           ---------------------------
                                                 Denis J. Taura
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                     Date
       ---------                    ------------                  -------------

  /s/ Denis J. Taura           Chairman of the Board and          March __, 2000
      Denis J. Taura              Chief Executive Officer


  /s/ James A. Ransweiler      President and                      March __, 2000
      James A. Ransweiler         Chief Operating Officer
                                  (Principal Executive
                                    Officer)

  /s/ John O. Muse             Vice President and                 March __, 2000
      John O. Muse                Chief Financial Officer
                                  (Principal Financial &
                                    Accounting Officer)


  /s/ Bruce Waterfall          Director                           March __, 2000
      Bruce Waterfall


  /s/ Fredric J. Klink         Director                           March __, 2000
      Fredric J. Klink


  /s/ Dennis B. Longmire       Director                           March __, 2000
      Dennis B. Longmire


  /s/ David Jackson            Director                           March __, 2000
      David Jackson

                                INDEX TO EXHIBITS

  Exhibit No.                       Description                             Page
 -------------            -----------------------------                    -----
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

   10.8 *     Form of Executive Severance Agreement.

   10.9 *     1994 Employee Flexible Stock Option Plan.

   10.10*     Non-Employee Directors Stock Option Plan.


   10.17 Termination on September 20, 1999, of International Swap Dealers Association, Inc. ("ISDA") Master Agreement and Schedule between BankBoston N.A. and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction and a new interest rate swap transaction is effected September 27, 1999.

   10.17(a) Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and Darling International Inc.

   10.18 Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999.


   11         Statement re computation of per share earnings.                49

   23         Consent of KPMG LLP.                                           50

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

                           Darling International Inc.

                                   Exhibit 11

                 Statement RE Computation of Per Share Earnings

The following table details the computation of basic and diluted earnings per common share, in thousands except per share data:

                                                                       January 1,         January 2,       January 3, 1998
                                                                          2000               1999
================================================================= ================== ================== ===================

Earnings (loss) from continuing operations                          $  (15,700)        $  (16,799)           $   4,328
                                                                     =========          =========             ========
Discontinued operations:
    Income (loss) from discontinued operations, net of tax                    -              (637)               1,081
    Estimated loss on disposal of discontinued operations,
       net of tax                                                         (334)           (14,657)                   -
                                                                     ---------          ---------             --------
    Net earnings (loss) available to common stock                   $  (16,034)        $  (32,093)           $   5,409
                                                                     =========          =========             ========

----------------------------------------------------------------- ------------------ ------------------ -------------------

Shares (Basic):
    Weighted average number of common shares outstanding                15,589             15,581               15,519
                                                                     =========          =========             ========
    Basic earnings (loss) per share:
         Continuing operations                                          $(1.01)            $(1.08)              $ 0.28
         Discontinued operations:
            Income (loss) from operations                                    -              (0.04)                0.07
            Estimated loss on disposal                                   (0.02)             (0.94)                   -
                                                                     ---------          ---------             --------
                  Total                                                 $(1.03)            $(2.06)              $ 0.35
                                                                     =========          =========             ========

----------------------------------------------------------------- ------------------ ------------------ -------------------

Shares (Diluted):
Weighted average number of common shares outstanding                    15,589             15,581               15,519
Additional shares assuming exercise of stock options                         -                  -                  942
                                                                     ---------          ---------             --------
Average common shares outstanding and equivalents                       15,589             15,581               16,461
                                                                     =========          =========             ========
Diluted earnings (loss) per share:
         Continuing operations                                          $(1.01)            $(1.08)              $ 0.26
         Discontinued operations:
            Income (loss) from operations                                    -              (0.04)                0.07
            Estimated loss on disposal                                   (0.02)             (0.94)                   -
                                                                     ---------          ---------             --------
                  Total                                             $    (1.03)        $    (2.06)           $    0.33
                                                                     =========          =========             ========


                                   EXHIBIT 23





                          INDEPENDENT AUDITORS' CONSENT





     The Board of Directors
     Darling International Inc.:

     We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of
     Darling International Inc. of our report dated March 15, 2000, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2000, and the related schedule, which report appears in the January 1, 2000 annual report on Form 10-K of Darling International Inc.

                                                            KPMG LLP


     Dallas, Texas
     March 31, 2000