Form 10-Q
period 2000-04-01
DARLING INTERNATIONAL INC
filed 2000-05-16
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended April 1, 2000

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 12, 2000 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

	Page No.
Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	April 1, 2000 (unaudited) and January 1, 2000

	Consolidated Statements of Operations (unaudited)	4
	Three Months Ended April 1, 2000 and April 3, 1999

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended April 1, 2000 and April 3, 1999

	Notes to Consolicated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	16

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

	Index to Exhibits	18

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2000 and January 1, 2000
(in thousands, except shares and per share data)

  .......................................................................  April 1,    January 1,
                                                                              2000          2000
                                                                         ---------      ---------
ASSETS .................................................................(unaudited)
Current assets:
     Cash and cash equivalents ..........................................$   1,983      $   1,828
     Accounts receivable ................................................   18,327         16,987
     Inventories ........................................................    8,471          9,644
     Prepaid expenses ...................................................    3,333          3,948
     Deferred income tax assets .........................................    2,800          4,203
     Other ..............................................................      512            518
                                                                         ---------      ---------
         Total current assets ...........................................   35,426         37,128

Property, plant and equipment, less accumulated
   depreciation of $127,695 at April 1, 2000 and
   $122,712 at January 1, 2000 ..........................................  108,982        113,824
Collection routes and contracts, less accumulated
   amortization of $16,966 at April 1, 2000 and
   $15,819 at January 1, 2000 ...........................................   35,864         36,965
Goodwill, less accumulated amortization of $729
   at April 1, 2000 and $741 at January 1, 2000 .........................    4,825          4,813
Other assets ............................................................    4,214          5,074
                                                                         ---------      ---------
  .......................................................................$ 189,311       $197,804
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..................................$   6,905      $   7,810
     Accounts payable, principally trade ................................    7,472         11,139
     Accrued expenses ...................................................   20,824         23,292
     Accrued interest ...................................................       82            110
                                                                         ---------      ---------
         Total current liabilities ......................................   35,283         42,351
Long-term debt, less current portion ....................................  113,689        110,209
Other non-current liabilities ...........................................   18,865         19,341
Deferred income taxes ...................................................    2,587          3,990
                                                                         ---------      ---------
         Total liabilities ..............................................  170,424        175,891
                                                                         ---------      ---------
Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued .........................................        -             -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding ........................      156            156
     Additional paid-in capital .........................................   35,063         35,063
     Accumulated deficit ................................................  (16,332)       (13,306)
                                                                         ---------      ---------
         Total stockholders' equity .....................................   18,887         21,913
                                                                         ---------      ---------
Contingencies (note 3)
  .......................................................................$ 189,311      $ 197,804
                                                                         =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 1, 2000 and April 3, 1999
(in thousands, except shares and per share data)

                                                                             Three Months Ended
                                                                          -----------------------
                                                                           April 1 ,       April 3,
                                                                              2000            1999
                                                                          ---------      ----------
                                                                                (unaudited)

Net sales ................................................................$ 62,818       $ 69,846
Costs and expenses:
     Cost of sales and operating expenses ................................  49,360         57,719
     Selling, general and administrative expenses ........................   6,559          6,945
     Depreciation and amortization .......................................   6,705          7,807
                                                                          --------       --------
          Total costs and expenses .......................................  62,624         72,471
                                                                          --------       --------
          Operating income (loss) ........................................     194         (2,625)
                                                                          --------       --------

Other income/(expense):
     Interest expense ....................................................  (3,431)        (3,818)

     Other, net ..........................................................     211           (164)
                                                                          --------       --------
          Total other income/(expense) ...................................  (3,220)        (3,982)
                                                                          --------       --------
          Loss from continuing operations
                   before income taxes ...................................  (3,026)        (6,607)

Income tax benefit .......................................................       0         (2,416)
                                                                          --------       --------
          Loss from continuing operations ................................  (3,026)        (4,191)

Discontinued operations:
          Loss on disposal of discontinued operations, net of tax ........       0           (317)
                                                                          --------       --------
          Net loss .......................................................$ (3,026)      $ (4,508)
                                                                          ========       ========

Basic loss per share:
        Continuing operations ............................................$  (0.19)      $  (0.27)
        Discontinued operations:
             Loss on disposal ............................................       -          (0.02)
                                                                          --------       --------
                  Total ..................................................$  (0.19)      $  (0.29)
                                                                          ========       ========

Diluted loss per share:
        Continuing operations ............................................$  (0.19)      $  (0.27)
        Discontinued operations:
             Loss on disposal ............................................       -          (0.02)
                                                                          --------       --------
                  Total ..................................................$  (0.19)      $  (0.29)
                                                                          ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 1, 2000 and April 3, 1999
(in thousands)

                                                                             Three Months Ended
                                                                           -----------------------
                                                                            April 1,       April 3,
                                                                               2000           1999
                                                                           ---------      ---------
                                                                                (unaudited)
Cash flows from operating activities: .....................................
     Loss from continuing operations ......................................$ (3,026)      $ (4,191)
     Adjustments to reconcile net loss from continuing operations to net cash used by continuing operating activities:
        Depreciation and amortization .....................................   6,705          7,807
        Deferred income tax ...............................................       -             63
        Gain on sales of assets ...........................................    (442)          (209)
        Changes in operating assets and liabilities:
         Accounts receivable ..............................................  (1,340)        (3,589)
         Inventories and prepaid expenses .................................   1,788         (1,096)
         Accounts payable and accrued expenses ............................  (6,135)        (7,878)
         Accrued interest .................................................     (28)          (498)
         Other ............................................................     864           (163)
                                                                           --------       --------
      Net cash used by continuing operations ..............................  (1,614)        (9,754)
      Net cash provided by discontinued operations ........................       -            119
                                                                           --------       --------
      Net cash used by operating activities ...............................  (1,614)        (9,635)
                                                                           --------       --------

Cash flows from investing activities:
     Recurring capital expenditures .......................................    (884)          (763)
     Gross proceeds from sale of property, plant and equipment
        and other assets ..................................................     715          1,429
     Payments related to routes and other intangibles .....................    (185)           (83)
     Net cash used in discontinued operations .............................       -           (330)
                                                                           --------       --------
              Net cash provided (used) by investing activities ............    (354)           253
                                                                           --------       --------

Cash flows from financing activities:
     Proceeds from long-term debt .........................................  45,872         40,194
     Payments on long-term debt ........................................... (43,275)       (40,625)
     Contract payments ....................................................    (474)          (773)
     Net cash used in discontinued operations .............................       -           (150)
                                                                           --------       --------
              Net cash provided (used) in financing activities ............   2,123         (1,354)
                                                                           --------       --------
     Net increase in cash and cash equivalents
         from discontinued operations .....................................       -             44
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents ......................     155        (10,692)
Cash and cash equivalents at beginning of period ..........................   1,828         12,317
                                                                           --------       --------
Cash and cash equivalents at end of period ................................$  1,983       $  1,625
                                                                           ========       ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .........................................................$  3,459       $  4,234
                                                                           --------       --------
         Income taxes, net of refunds .....................................$    (49)      $   (120)
                                                                           --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 1, 2000
(unaudited)

(1) General

The accompanying consolidated financial statements for the three month periods ended April 1, 2000 and April 3, 1999 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 1, 2000.

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

      (b) Fiscal Periods
The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of April 1, 2000, and include the 13 weeks ended April 1, 2000, and the 13 weeks ended April 3, 1999.

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

The weighted average common shares used for basic earnings (loss) per common share was 15,589,077 for both the three months ended April 1, 2000 and April 3, 1999. The effect of all outstanding stock options were excluded from diluted earnings/(loss) per common share for all periods as the effect was antidilutive.

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.5 million and $8.5 million at April 1, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $19.8 million and $17.1 million at April 1, 2000 and January 1, 2000, respectively. There can be no assurance, however, that final costs will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4) Business Segments

The Company operated on a worldwide basis within two industry segments: Rendering and Restaurant Services. Due to unfavorable market conditions, the Esteem Products division was combined with the Company's Rendering operations in Fiscal 2000, for internal management reporting. Accordingly, the segment information for 1999 has been recast to conform to the Company's current operating segments. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

            Business Segment Net Sales (in thousands):
                                                  Three Months Ended
                                             ------------------------------

                                                 April 1,      April 3,
                                                  2000           1999
                                             ------------------------------
                Rendering:
                       Trade                     $  47,639      $  54,519
                       Intersegment                  7,573          8,043
                                                 ---------      ---------
                                                    55,212         62,562
                                                  --------       --------
                Restaurant Services:
                       Trade                        15,179         15,327
                       Intersegment                  2,278          1,700
                                                 ---------     ----------
                                                    17,457         17,027
                                                  --------      ---------

                Eliminations                        (9,851)        (9,743)
                                                 ---------      ---------
                Total                            $  62,818      $  69,846
                                                  ========       ========

            Business Segment Profit (Loss) (in thousands):
                                                    Three Months Ended
                                                  ------------------------------
                                                      April 1,       April 3,
                                                       2000           1999
                                                  ------------------------------

                Rendering                            $  2,581        $   504
                Restaurant Services                     1,275            187
                Corporate Activities                   (3,451)        (3,480)
                Interest expense                       (3,431)        (3,818)
                                                      -------        -------
                Loss from continuing operations
                   before income taxes               $ (3,026)       $(6,607)
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

            Business Segment Assets (in thousands):

                                                   April 1,       January 1,
                                                   2000              2000
                                              ---------------------------------
             Rendering                           $76,852           $79,376
             Restaurant Services                  23,249            24,753
             Combined Rend./Rest. Svcs.           83,941            77,956
             Corporate Activities                  5,269            15,719
                                               ---------          --------
             Total                              $189,311          $197,804
                                                 =======           =======

(5) Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company's assessment of these matters at April 1, 2000, the Company recorded an additional valuation allowance of $1.1 million to eliminate the deferred tax benefit attributable to the fiscal 2000 first quarter loss.

(6) Liquidity

The Company experienced operating losses and reduced cash flow during Fiscal 1999 and 1998. The Company generated operating income of $0.2 million for the 13-week period ended April 1, 2000 compared to an operating loss of $2.6 million in the 13-week period ended April 3, 1999. Cash used by operating activities was $1.6 million in the current period compared to $9.6 million in the prior year comparable period. Prices for the products the Company sells did not decline materially during the 13 weeks ended April 1, 2000 from Fiscal 1999 year end prices. Management believes that, unless the prices for the products the Company sells decline materially, the Company's cash flow from operations and availability of credit under the Revolver should enable the Company to meet its Fiscal 2000 obligations in the ordinary course of business. However, if prices for finished goods the Company sells were to materially decline below current levels, the Company might be forced to seek covenant waivers under its Credit Agreement.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS
ENDED APRIL 1, 2000

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes information with respect to the liquidity and capital resources of the Company at April 1, 2000 and factors affecting its results of operations for the three months ended April 1, 2000 and April 3, 1999.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

GENERAL

     The Company recorded a loss from continuing operations of $3.0 million for the first quarter of the fiscal year ending December 30, 2000 ("Fiscal 2000"), as compared to a loss of $4.2 million for the first quarter of the fiscal year ended January 1, 2000 ("Fiscal 1999"), an improvement of $1.2 million. The decrease in the operating loss was primarily due to reductions in selling, general and administrative costs and operating expenses. Interest expense decreased from $3.8 million in Fiscal 1999 to $3.4 million in Fiscal 2000, primarily due to a $27.3 million decrease in debt partially offset by interest rate increases.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 17% of total sales the first quarter of Fiscal 1999 and 10% of total sales the first quarter of Fiscal 2000.

     During the first quarter of Fiscal 2000, net sales decreased by $7.0 million (10.0%), to $62.8 million as compared to $69.8 million during the first quarter of Fiscal 1999 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $2.7 million decrease in sales in the first quarter of Fiscal 2000 versus the first quarter of Fiscal 1999. The Company's average yellow grease prices were 20.90% lower, average tallow prices were 21.34% lower, and average meat and bone meal prices were 12.93% higher; 2) Decreases in the volume of raw materials processed resulted in a $1.5 million decrease in sales; 3) Decreases in products purchased for resale resulted in a $4.8 million sales decrease; 4) Inventory changes resulted in a $1.7 million sales decrease; and 5) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $3.4 million and increases in finished hides sales of $0.3 million partially offset the decreases.

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

     During the first quarter of Fiscal 2000, cost of sales and operating expenses decreased $8.3 million (14.4%) to $49.4 million as compared to $57.7 million during the first quarter of Fiscal 1999 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in a decrease of $1.7 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $0.4 million in cost of sales; 3) Decreases in products purchased for resale resulted in a $4.6 million decrease in cost of sales; 4) Inventory changes resulted in decreases of $1.7 million in cost of sales; 5) Decreases of $0.2 million in operating expenses, primarily labor, utilities, supplies and contract hauling costs, partially offset by increases in natural gas and fuel; and 6) Increases of $0.3 million in hide purchases.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $6.6 million during the first quarter of Fiscal 2000, a $0.3 million decrease from $6.9 million for the first quarter of Fiscal 1999. Decreases were realized in labor costs, travel and entertainment, and professional and legal fees.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $1.1 million to $6.7 million during the first quarter of Fiscal 2000 as compared to $7.8 million during the first quarter of Fiscal 1999.

INTEREST EXPENSE

     Interest expense decreased $0.4 million from $3.8 million during the first quarter of Fiscal 1999 to $3.4 million during the first quarter of Fiscal 2000, primarily due to a $27.3 million decrease in debt partially offset by an increase in interest rates.

OTHER INCOME (EXPENSE)

     Other income (expense) decreased $0.4 million from a net expense of $0.2 million during the first quarter of Fiscal 1999 to net income of $0.2 million during the first quarter of Fiscal 2000. This decrease was primarily due to gain received on the sale of certain customer routes in one location, partially offset by expenses related to the sale of certain properties.

INCOME TAXES

     The Company recorded a $1.1 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first quarter of Fiscal 2000 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2000 first quarter loss. The Company recorded a $2.4 million income tax benefit in the first quarter of Fiscal 1999.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $0.9 million during the first quarter of Fiscal 2000 compared to capital expenditures of $0.8 million during the first quarter of Fiscal 1999.

DISCONTINUED OPERATIONS

     The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a loss on disposal, net of tax, of $0.3 million to reflect the pending sale of this business segment in the first quarter of Fiscal 1999. The sale of this business segment was closed on April 5, 1999.

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

     The Amended and Restated Credit Agreement provides for borrowings in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

     The Term Loan provides for $36,702,000 of borrowing. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (9.0% at April 1, 2000) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in quarterly installments $22,500,000 on June 30, 2000; $2,500,000 on September 30, 2000; and the balance due on December 31, 2000. The net proceeds from the sales of various properties were applied against installments due on June 30, 2000. The properties sold were: International Processing Corporation ($19,600,000 on April 5, 1999); Milwaukee, WI, property ($950,000 on September 20, 1999); Bristol, VA, property ($69,000 on October 15, 1999); Las Vegas, NV, property ($2,737,000 on December 17, 1999); Chula Vista, CA, property ($3,710,000 on December 30, 1999); Toronto routes ($394,000 on February 4, 2000) and Scranton, PA, property ($156,000 on March 30, 2000). As of April 1, 2000, $6,815,000 was outstanding under the Term Loan.

     The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (9.0% at April 1, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of the maximum amount available of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of April 1, 2000, $113,681,000 was outstanding under the Revolving Credit Facility and remaining borrowing available under the Revolving Credit Facility was $10,230,000. The Company had outstanding irrevocable letters of credit aggregating $11,089,000 at April 1, 2000.

     Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which restricts, among other matters, the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of April 1, 2000, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

     The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At April 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

     On April 1, 2000, the Company had working capital of $0.1 million and its working capital ratio was 1.0 to 1, compared to a working capital deficit of $5.2 million and a working capital ratio of 0.88 to 1 on January 1, 2000. As of April 1, 2000, the Company was in compliance with all provisions of the Amended and Restated Credit Agreement.

     The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet the certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline through 1999. The Company has modified its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to materially decline below those prevailing in the first three months of 2000, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement.

ACCOUNTING MATTERS

     The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of Fiscal 2001.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding: 1) the definition of employee for purposes of applying APB No. 25; 2) the criteria for determining whether a plan qualifies as a noncompensatory plan; 3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and 4) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

YEAR 2000

     The Company began aggressively addressing its Year 2000 compliance issues in 1997. The Company experienced no operational problems as a result of the date changeover from 1999 to 2000. Company management is not aware of any Year 2000 issues remaining nor are any Year 2000 issues expected to arise.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Future profitability may be affected by the Company's ability to grow its restaurant services business, which faces competition from companies which may have substantially greater resources than the Company.

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

The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At April 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

PART II:   Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended April 1, 2000.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  Exhibits No.         Description

  11      Statement re-computation of per share earnings

  27      Financial Data Schedule

  Reports on Form 8-K
  There were no reports filed on Form 8-K during the three months ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: May 15, 2000	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: May 15, 2000	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

INDEX TO EXHIBITS

Exhibits No.     Description            Page No.

11      Statement re-computation of per share earnings             19

27      Financial Data Schedule

EXHIBIT 11

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

The following table details the computation of basic and diluted earnings (loss) per common share, in thousands except per share data.

                                                                      Three Months Ended
                                                                                                                    ---------
                                                                    April 1,      April 3,
                                                                       2000          1999
------------------------------------------------------------------------------------------

Loss from continuing operations ...............................   $   (3,026)   $  (4,191)
                                                                  ==========    =========

Discontinued operations:
    Loss on disposal of discontinued operations,
       net of tax .............................................            -         (317)
                                                                  ----------    ---------

    Net loss available to common stock ........................   $   (3,026)   $  (4,508)
                                                                  ==========    =========

Shares (Basic):
    Weighted average number of common shares outstanding ......       15,589       15,589
                                                                  ==========    =========
    Basic loss per share:
         Continuing operations ................................   $    (0.19)   $   (0.27)
         Discontinued operations:
            Loss on disposal ..................................            -        (0.02)
                                                                  ----------    ---------
                  Total .......................................   $    (0.19)   $   (0.29)
                                                                  ==========    =========

Shares (Diluted):
    Weighted average number of common shares outstanding ......       15,589       15,589
                                                                  ==========    =========
    Additional shares assuming exercise of stock options ......            -            -
                                                                  ----------    ---------
    Average common shares outstanding and equivalents .........       15,589       15,589
                                                                  ==========    =========
    Diluted loss per share:
         Continuing operations ................................   $    (0.19)   $   (0.27)
         Discontinued operations:
            Loss on disposal ..................................            -        (0.02)
                                                                  ----------    ---------
                  Total .......................................   $    (0.19)   $   (0.29)
                                                                  ==========    =========