Form 10-Q
period 2000-07-01
DARLING INTERNATIONAL INC
filed 2000-08-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended July 1, 2000

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 11, 2000 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2000

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

	Page No.
Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	July 1, 2000 (unaudited) and January 1, 2000

	Consolidated Statements of Operations (unaudited)	4
	Three Months and Six Months Ended July 1, 2000 and July 3, 1999

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended July 1, 2000 and July 3, 1999

	Notes to Consolicated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	18

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

	Signatures	20

	Index to Exhibits	21

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2000 and January 1, 2000
(in thousands, except shares and per share data)

                                                                                July 1,    January 1,
                                                                                   2000         2000
                                                                              ---------    ---------
ASSETS ............................................................          (unaudited)
Current assets:
     Cash and cash equivalents ............................................   $   1,941    $   1,828
     Accounts receivable ..................................................      17,843       16,987
     Inventories ..........................................................       8,167        9,644
     Prepaid expenses .....................................................       5,748        3,948
     Deferred income tax assets ...........................................       4,203        4,203
     Other ................................................................         414          518
                                                                              ---------    ---------
         Total current assets .............................................      38,316       37,128

Property, plant and equipment, less accumulated
   depreciation of $132,425 at July 1, 2000 and
   $122,712 at January 1, 2000 ............................................     105,593      113,824
Collection routes and contracts, less accumulated
   amortization of $16,382 at July 1, 2000 and
   $15,819 at January 1, 2000 .............................................      34,656       36,965
Goodwill, less accumulated amortization of $781
   at July 1, 2000 and $741 at January 1, 2000 ............................       4,773        4,813
Other assets ..............................................................       4,452        5,074
                                                                              ---------    ---------
                                                                               $187,790     $197,804
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ....................................    $119,858     $  7,810
     Accounts payable, principally trade ..................................       7,315       11,139
     Accrued expenses .....................................................      24,450       23,292
     Accrued interest .....................................................          77          110
                                                                              ---------    ---------
         Total current liabilities ........................................     151,700       42,351
Long-term debt, less current portion ......................................          --      110,209
Other non-current liabilities .............................................      17,859       19,341
Deferred income taxes .....................................................       3,990        3,990
                                                                              ---------    ---------
         Total liabilities ................................................     173,549      175,891
                                                                              ---------    ---------
Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ...........................................          --           --
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding ..........................         156          156
     Additional paid-in capital ...........................................      35,063       35,063
     Accumulated deficit ..................................................     (20,978)     (13,306)
                                                                              ---------    ---------
         Total stockholders' equity .......................................      14,241       21,913
Contingencies (note 3)                                                        ---------    ---------
                                                                               $187,790     $197,804
                                                                              =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months And Six Months Ended July 1, 2000 and July 3, 1999
(in thousands, except shares and per share data)

                                                                   Three Months Ended            Six Months Ended
                                                                   ------------------       ------------------------
                                                                    July 1,      July 3,      July 1,      July 3,
                                                                      2000         1999         2000         1999
                                                                  --------    ---------     ---------    -----------
                                                                        (unaudited)               (unaudited)

Net sales ....................................................   $  61,557    $  58,182    $ 124,374       $ 128,028
                                                                 ---------    ---------    ---------       ---------

Costs and expenses:
     Cost of sales and operating expenses ....................      49,014       47,116       98,374         104,834
     Selling, general and administrative expenses ............       6,934        5,912       13,492          12,856
     Depreciation and amortization ...........................       6,809        7,972       13,514          15,779
                                                                 ---------    ---------    ---------       ---------
        Total costs and expenses .............................      62,757       61,000      125,380         133,469
                                                                 ---------    ---------    ---------       ---------
        Operating loss .......................................      (1,200)      (2,818)      (1,006)         (5,441)
                                                                 ---------    ---------    ---------       ---------

Other income (expense):
     Interest expense ........................................      (3,497)      (4,425)      (6,913)         (8,226)

     Other, net ..............................................         (69)         173          126              (8)
                                                                 ---------    ---------    ---------       ---------
         Total other income (expense) ........................      (3,566)      (4,252)      (6,787)         (8,234)
                                                                 ---------    ---------    ---------       ---------
        Loss from continuing operations
         before income taxes .................................      (4,766)      (7,070)      (7,793)        (13,675)

Income tax benefit ...........................................          --       (2,613)          --          (5,027)
                                                                 ---------    ---------    ---------       ---------
        Loss from continuing operations ......................      (4,766)      (4,457)      (7,793)         (8,648)

Discontinued operations:
        Gain/(loss) on disposal of discontinued
             operations, net of tax ..........................         121          (17)         121            (334)
                                                                 ---------    ---------    ---------       ---------
        Net loss .............................................   $  (4,645)   $  (4,474)   $  (7,672)      $  (8,982)
                                                                 =========    =========    =========       =========

Basic loss per share:
        Continuing operations ................................   $   (0.31)   $   (0.29)   $   (0.50)      $   (0.56)
        Discontinued operations:
         Gain/(loss) on disposal .............................        0.01           --         0.01           (0.02)
                                                                 ---------    ---------    ---------       ---------
              Total ..........................................   $   (0.30)   $   (0.29)   $   (0.49)      $   (0.58)
                                                                 =========    =========    =========       =========

Diluted loss per share:
        Continuing operations ................................   $   (0.31)   $   (0.29)   $   (0.50)      $   (0.56)
        Discontinued operations:
         Gain/(loss) on disposal .............................        0.01           --         0.01           (0.02)
                                                                 ---------    ---------    ---------       ---------
              Total ..........................................   $   (0.30)   $   (0.29)   $   (0.49)      $   (0.58)
                                                                 =========    =========    =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 1, 2000 and July 3, 1999
(in thousands)

                                                                                   Six Months Ended
                                                                                  July 1,      July 3,
                                                                                    2000         1999
                                                                                ---------   --------
Cash flows from operating activities: ......................................         (unaudited)
     Loss from continuing operations .......................................   $  (7,793)    $ (8,648)
     Adjustments to reconcile net loss from continuing operations to net cash provided (used) by operating activities:
        Depreciation and amortization ......................................      13,514       15,779
        Deferred income tax ................................................          --       (4,523)
        Gain on sales of assets ............................................        (494)        (219)
        Changes in operating assets and liabilities:
         Accounts receivable ...............................................        (856)       4,960
         Inventories and prepaid expenses ..................................        (323)      (1,397)
         Accounts payable and accrued expenses .............................      (2,666)     (10,310)
         Accrued interest ..................................................         (33)        (549)
         Other .............................................................         155       (1,346)
                                                                               ---------    ---------
      Net cash provided (used) by continuing operations ....................       1,504       (6,253)
      Net cash provided by discontinued operations .........................         121          119
                                                                               ---------    ---------
      Net cash provided (used) by operating activities .....................       1,625       (6,134)
                                                                               ---------    ---------

Cash flows from investing activities:

     Recurring capital expenditures ........................................      (3,374)      (2,527)
     Gross proceeds from sale of property, plant and equipment
        and other assets ...................................................         920       21,180
     Payments related to routes and other intangibles ......................         (37)         (98)
     Net cash used in discontinued operations ..............................          --         (330)
                                                                               ---------    ---------
              Net cash provided (used) by investing activities .............      (2,491)      18,225
                                                                               ---------    ---------

Cash flows from financing activities:

     Proceeds from long-term debt ..........................................      87,973       84,326
     Payments on long-term debt ............................................     (86,097)    (105,703)
     Contract payments .....................................................        (897)      (1,265)
     Net cash used in discontinued operations ..............................          --         (150)
                                                                               ---------    ---------
              Net cash provided (used) by financing activities .............         979      (22,792)
                                                                               ---------    ---------
     Net increase in cash and cash equivalents
         from discontinued operations ......................................          --           28
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents .......................         113      (10,673)
Cash and cash equivalents at beginning of period ...........................       1,828       12,317
                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................   $   1,941    $   1,644
                                                                               =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

         Interest ..........................................................   $   6,032    $   7,960
                                                                               ---------    ---------
         Income taxes, net of refunds ......................................   $     120    $   1,846
                                                                               ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 1, 2000
(unaudited)

(1) General

The accompanying consolidated financial statements for the three month and six month periods ended July 1, 2000 and July 3, 1999 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 1, 2000.

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

      (b) Fiscal Periods
The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of July 1, 2000, and include the 13 weeks and 26 weeks ended July 1, 2000, and the 13 weeks and 26 weeks ended July 3, 1999.

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

The weighted average common shares used for basic earnings (loss) per common share was 15,589,077 for the three months and six months ended July 1, 2000 and July 3, 1999. The effect of all outstanding stock options were excluded from diluted earnings (loss) per common share for all periods as the effect was antidilutive.

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.5 million and $8.5 million at July 1, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $19.3 million and $17.1 million at July 1, 2000 and January 1, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

(4) Business Segments

The Company operated on a worldwide basis within two industry segments: Rendering and Restaurant Services. Due to unfavorable market conditions, the Esteem Products division was combined with the Company's Rendering operations in Fiscal 2000 for internal management reporting. Accordingly, the segment information for 1999 has been recast to conform to the Company's current operating segments. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

            Business Segment Net Sales (in thousands):
                                                   Three Months Ended              Six Months Ended
                                              -------------------------------------------------------------
                                                   July 1,       July 3,          July 1,         July 3,
                                                    2000          1999              2000            1999
                                              -------------------------------------------------------------
                Rendering:
                       Trade                      $  48,234      $  46,095      $  95,873        $100,394
                       Intersegment                   6,495          5,463         14,068          13,507
                                                  ---------      ---------       --------        --------
                                                     54,729         51,558        109,941         113,901
                                                   --------       --------        -------         -------
                Restaurant Services:
                       Trade                         13,323         12,087         28,501          27,634
                       Intersegment                   2,209          1,744          4,487           3,443
                                                  ---------     ----------      ---------      ----------
                                                     15,532         13,831         32,988          31,077
                                                   --------      ---------       --------       ---------

                Eliminations                         (8,704)        (7,207)       (18,555)        (16,950)
                                                  ---------      ---------       --------        --------
                Total                             $  61,557      $  58,182       $124,374        $128,028
                                                   ========       ========        =======         =======

            Business Segment Profit (Loss) (in thousands):
                                                        Three Months Ended             Six Months Ended
                                                  -------------------------------------------------------------
                                                       July 1,      July 3,           July 1,       July 3,
                                                       2000           1999             2000           1999
                                                  -------------------------------------------------------------

                Rendering                            $  2,135        $   (91)       $  4,717       $     55
                Restaurant Services                       537           (598)          1,812             21
                Corporate Activities                   (3,941)        (1,956)         (7,409)        (5,525)
                Interest expense                       (3,497)        (4,425)         (6,913)        (8,226)
                                                      -------        -------         -------        -------
                Loss from continuing operations
                   before income taxes               $ (4,766)       $(7,070)       $ (7,793)      $(13,675)
                                                      =======         ======         =======        =======

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

             Business Segment Assets (in thousands)
                                                    July 1,          January 1,
                                                     2000                2000
                                                 ----------        -----------
             Rendering                             $ 75,222          $ 79,376
             Restaurant Services                     23,383            24,753
             Combined Rend./Rest. Svcs.              77,456            77,956
             Corporate Activities                    11,729            15,719
                                                   --------          --------
             Total                                 $187,790          $197,804
                                                    =======           =======

(5) Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company's assessment of these matters at July 1, 2000, the Company recorded an additional valuation allowance of $1.8 million to eliminate the deferred tax benefit attributable to the fiscal 2000 second quarter loss.

(6) Liquidity

The Company experienced operating losses and reduced cash flow during Fiscal 1999 and 1998. The Company generated an operating loss of $1.0 million for the 26-week period ended July 1, 2000, compared to an operating loss of $5.4 million in the 26-week period ended July 3, 1999. Cash provided by operating activities was $1.5 million in the current 26 weeks compared to cash used in operating activities of $6.3 million in the prior year comparable period. Prices for the products the Company sells have declined during the 26 weeks ended July 1, 2000 from Fiscal 1999 year end prices. Management believes that, unless the prices for the products the Company sells decline materially, the Company's cash flow from operations and availability of credit under the Revolver should enable the Company to meet its Fiscal 2000 obligations in the ordinary course of business. However, if prices for finished goods the Company sells were to materially decline below current levels, the Company might be forced to seek covenant waivers under its Credit Agreement.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS
ENDED JULY 1, 2000

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes information with respect to the liquidity and capital resources of the Company at July 1, 2000 and factors affecting its results of operations for the three months and six months ended July 1, 2000 and July 3, 1999.

RESULTS OF OPERATIONS

Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

GENERAL

The Company recorded a loss from continuing operations of $4.8 million for the second quarter of the fiscal year ending December 30, 2000 ("Fiscal 2000"), as compared to a loss of $4.4 million for the second quarter of the fiscal year ended January 1, 2000 ("Fiscal 1999"), an increase in the loss of $0.4 million. The increase in the operating loss was primarily due to a $2.6 million tax benefit and a $1.2 million one-time gain on the elimination of a post-retirement medical program in Fiscal 1999, partially offset by a $3.4 million increase in sales and reductions in depreciation expense for Fiscal 2000. Interest expense decreased from $4.4 million in Fiscal 1999 to $3.5 million in Fiscal 2000, primarily due to a $7.0 million decrease in debt partially offset by interest rate increases.

NET SALES

The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 13% of total sales in the second quarter of Fiscal 2000 and 18% of total sales the second quarter of Fiscal 1999.

During the second quarter of Fiscal 2000, net sales increased by $3.4 million (5.8%), to $61.6 million as compared to $58.2 million during the second quarter of Fiscal 1999 primarily due to the following: 1) Increases in overall finished goods prices resulted in a $1.3 million increase in sales in the second quarter of Fiscal 2000 versus the second quarter of Fiscal 1999. The Company's average yellow grease prices were 3.44% lower, average tallow prices were 9.75% lower, and average meat and bone meal prices were 33.95% higher; 2) Inventory changes resulted in a $1.5 million sales increase; 3) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $3.2 million; 4) Decreases in the volume of raw materials processed resulted in a $0.5 million decrease in sales; and 5) Decreases in products purchased for resale resulted in a $2.1 million sales decrease.

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

During the second quarter of Fiscal 2000, cost of sales and operating expenses increased $1.9 million (4.0%) to $49.0 million as compared to $47.1 million during the second quarter of Fiscal 1999 primarily as a result of the following: 1) Higher raw material prices paid, correlating to increased prices for fats and oils resulted in an increase of $1.5 million in cost of sales; 2) Inventory changes resulted in increases of $1.5 million in cost of sales; 3) Increases of $1.3 million in operating expenses, primarily increases in natural gas, fuel and utilities partially offset by decreases in contract hauling costs; 4) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $0.3 million in cost of sales; and 5) Decreases in products purchased for resale resulted in a $2.1 million decrease in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $6.9 million during the second quarter of Fiscal 2000, a $1.0 million increase from $5.9 million for the second quarter of Fiscal 1999. The increase is the result of a one-time gain of $1.2 million for the elimination of a post-retirement medical program in Fiscal 1999, partially offset by decreases in professional and legal fees in Fiscal 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization charges decreased $1.2 million to $6.8 million during the second quarter of Fiscal 2000 as compared to $8.0 million during the second quarter of Fiscal 1999.

INTEREST EXPENSE

Interest expense decreased $0.9 million from $4.4 million during the second quarter of Fiscal 1999 to $3.5 million during the second quarter of Fiscal 2000, primarily due to a $7.0 million dollar decrease in debt partially offset by an increase in interest rates.

INCOME TAXES

The Company recorded a $1.8 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the second quarter of Fiscal 2000 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2000 second quarter loss. The Company recorded a $2.6 million income tax benefit in the second quarter of Fiscal 1999.

CAPITAL EXPENDITURES

The Company made capital expenditures of $2.2 million during the second quarter of Fiscal 2000 compared to capital expenditures of $1.8 million during the second quarter of Fiscal 1999.

DISCONTINUED OPERATIONS

The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a gain on disposal, of $0.1 million during the second quarter of Fiscal 2000. The sale of this business segment was closed on April 5, 1999.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

GENERAL

The Company recorded a loss from continuing operations of $7.8 million for the first six months of Fiscal 2000, as compared to a loss of $8.6 million for the first six months of Fiscal 1999, an improvement of $0.8 million. The decrease in the operating loss was primarily due to reductions in operating costs, depreciation, and interest expense offset by a $5.0 million tax benefit and a $1.2 million one-time gain on the elimination of a post-retirement medical program in Fiscal 1999. Interest expense decreased from $8.2 million in Fiscal 1999 to $6.9 million in Fiscal 2000, primarily due to a $7.0 million decrease in debt partially offset by interest rate increases.

NET SALES

The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitutes 11% of total sales for the first six months of Fiscal 2000 and 18% of total sales for the first six months of Fiscal 1999.

During the first six months of Fiscal 2000, net sales decreased $3.6 million (2.8%), to $124.4 million as compared to $128.0 million during the first six months of Fiscal 1999 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $1.5 million decrease in sales in the first six months of Fiscal 2000 versus the first six months of Fiscal 1999. The Company's average yellow grease prices were 10.77% lower, average tallow prices were 7.52% lower, and average meat and bone meal prices were 27.04% higher; 2) Decreases in the volume of raw materials processed resulted in a $2.0 million decrease in sales; 3) Decreases in products purchased for resale resulted in a $6.7 million sales decrease; 4) Inventory changes resulted in a $0.2 million sales decrease; and 5) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $6.5 million and increases in finished hides sales of $0.3 million partially offset the decreases.

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

During the first six months of Fiscal 2000, cost of sales and operating expenses decreased $6.4 million (6.1%) to $98.4 million as compared to $104.8 million during the first six months of Fiscal 1999 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in a decrease of $0.2 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $0.8 million in cost of sales; 3) Decreases in products purchased for resale resulted in a $7.0 million decrease in cost of sales; 4) Inventory changes resulted in an increase of $0.2 million in cost of sales; 5) Increases of $1.1 million in operating expenses, primarily increases in natural gas, fuel and utilities costs partially offset by decreases in labor, supplies, and contract hauling costs; and 6) Increases of $0.3 million in hide purchases.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $13.5 million during the first six months of Fiscal 2000, a $0.6 million increase from $12.9 million for the first six months of Fiscal 1999. The increase is the result of a one-time gain of $1.2 million for the elimination of a post-retirement medical program in Fiscal 1999, partially offset by decreases in professional and legal fees, data processing and promotional expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization charges decreased $2.3 million to $13.5 million during the first six months of Fiscal 2000 as compared to $15.8 million during the first six months of Fiscal 1999. This is primarily due to reduced spending for capital projects and full depreciation of older assets.

INTEREST EXPENSE

Interest expense decreased $1.3 million from $8.2 million during the first six months of Fiscal 1999 to $6.9 million during the first six months of Fiscal 2000, primarily due to a $7.0 million dollar decrease in debt partially offset by an increase in interest rates.

INCOME TAXES

The Company recorded a $2.9 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first six months of Fiscal 2000 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2000 loss for the first six months. The Company recorded a $5.0 million income tax benefit for first six months of Fiscal 1999.

CAPITAL EXPENDITURES

The Company made capital expenditures of $3.4 million during the first six months of Fiscal 2000 compared to capital expenditures of $2.5 million during the first six months of Fiscal 1999.

DISCONTINUED OPERATIONS

The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a loss on disposal, net of tax, of $0.3 million during the first six months of Fiscal 1999 compared to a $0.1 million gain during the first six months of Fiscal 2000. The sale of this business segment was closed on April 5, 1999.

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

      The Amended and Restated Credit Agreement provides for borrowings in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

      The Term Loan provides for $36,702,000 of borrowing capacity. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (9.0% at July 1, 2000) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company in a quarterly installment of $2,500,000 due on September 30, 2000, and the balance due on December 31, 2000. As of July 1, 2000, $4,202,000 was outstanding under the Term Loan.

      The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (9.5% at July 1, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of the maximum amount available of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of July 1, 2000, $115,573,000 was outstanding under the Revolving Credit Facility and remaining borrowing capacity available under the Revolving Credit Facility was $8,107,000. The Company had outstanding irrevocable letters of credit aggregating $11,320,000 at July 1, 2000.

      Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which restricts, among other matters, the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of July 1, 2000, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

      The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At July 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

      As of July 1, 2000, the Company's borrowings under the Revolving Credit facility have been classified as a current liability as required by Generally Accepted Accounting Principles because the Company's Amended and Restated Credit Agreement expires on June 30, 2001 and the Revolving Credit facility becomes due on that date. As a result, on July 1, 2000, the Company had a working capital deficit of $113.4, compared to a working capital deficit of $5.2 million on January 1, 2000. As of July 1, 2000, the Company was in compliance with all provisions of the Amended and Restated Credit Agreement. The Company will be required to obtain new financing or extend the existing Amended and Restated Credit Agreement. No assurance can be given that the Company will be successful in such refinancing or extension efforts.

      The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet the certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline through 1999. The Company has modified its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to materially decline below those prevailing in the first six months of 2000, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement.

ACCOUNTING MATTERS

     The Company is assessing the reporting and disclosure requirements of SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the second quarter of Fiscal 2001.

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

The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At July 1, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2000

PART II:   Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 17, 2000 were as follows:

The election of seven directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

                Joe Colonnetta
                ---------------------
                        For      14,176,738          Against/Withheld    25,488

                David Jackson
                ---------------------
                        For      14,176,738          Against/Withheld    25,488

                Fredric J. Klink
                ---------------------
                        For      14,176,538          Against/Withheld    25,688

                Dennis B. Longmire
                ---------------------
                         For      14,176,735          Against/Withheld   25,491

                James A. Ransweiler
                ---------------------
                         For      14,176,738          Against/Withheld   25,488

                Denis J. Taura
                ---------------------
                        For      14,176,438          Against/Withheld    25,788

                Bruce Waterfall
                ---------------------
                         For      14,176,738          Against/Withheld   25,488
Amended the 1994 Employee Flexible Stock Option Plan to decrease the number of shares of Common Stock available for grant thereunder from 2,552,198 shares to 2,012,198 shares and the grant of stock options to purchase 540,000 shares of Common Stock to Denis J. Taura, the Chairman of the Board of Directors and Chief Executive Officer of the Company. The number of votes cast for and against the amendments to the 1994 Employee Flexible Stock Option Plan and Grant of Stock Options to Denis J. Taura, as well as the number of abstentions and broker non-votes with respect to the amendment of the 1994 Employee Flexible Stock Option Plan and Grant of Stock Options to Denis J. Taura, were as follows:
                 Amendments to the 1994 Employee Flexible Stock Option Plan and
                 Grant of Stock Options to Denis J. Taura
                 --------------------------------------------------------------
                      For   12,573,278            Against/Withheld   1,628,948
Amended the Non-Employee Director Stock Option Plan to remove the requirements that (i) options to buy 21,000 shares of the Company's Common Stock be granted when a new director is election to the board and instead grant options to buy 4,000 shares (including an option to purchase 4,000 shares granted which was granted to Dr. Longmire on March 23, 2000 when he agreed to stand for reelection as director) and (ii) options to buy 15,000 shares of the Company's Common Stock be granted to Eligible Directors on the tenth business day in the month of July and instead grant options to buy 4,000 shares on the date the Company's independent auditors sign the Form 10-K, but such grants shall occur only if the Company obtains ninety percent (90%) of the Company's target for EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Annual Incentive Plan. The number of votes cast for and against the amendments to the Non-Employee Director Stock Option Plan, were as follows:
                 Amendments to the Non-Employee Director Stock Option Plan
                 -----------------------------------------------------------
                     For   13,339,672             Against/Withheld   862,554
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  Exhibits No.         Description

  11      Statement re-computation of per share earnings

  27      Financial Data Schedule

  Reports on Form 8-K
  There were no reports filed on Form 8-K during the three months ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: August 11, 2000	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: August 11, 2000	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2000

INDEX TO EXHIBITS

Exhibits No.     Description                                                                    Page No.

11      Statement re-computation of per share earnings                                     22

27      Financial Data Schedule

EXHIBIT 11

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

The following table details the computation of basic and diluted earnings (loss) per common share, in thousands except per share data.

                                                                      Three Months Ended            Six Months Ended
                                                                     July 1,      July 3,          July 1,       July 3,
                                                                       2000          1999            2000          1999
---------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations ...............................   $   (4,766)   $  (4,457)       $   (7,793)   $  (8,648)

Discontinued operations:
   Gain/(Loss) on disposal of discontinued operations,
       net of tax .............................................          121          (17)             121         (334)
                                                                  ----------    ---------       ----------    ---------

    Net loss available to common stock ........................   $   (4,645)   $  (4,474)      $   (7,672)   $  (8,982)
                                                                  ==========    =========        ==========    =========

Shares (Basic):
    Weighted average number of common shares outstanding ......       15,589       15,589           15,589       15,589
                                                                  ==========    =========       ==========    =========
    Basic loss per share:
         Continuing operations ................................   $    (0.31)   $   (0.29)      $    (0.50)   $   (0.56)
         Discontinued operations:
            Gain/(Loss) on disposal ..........................          0.01            -             0.01        (0.02)
                                                                  ----------    ---------       ----------    ---------
                  Total .......................................   $    (0.30)   $   (0.29)      $    (0.49)   $   (0.58)
                                                                  ==========    =========       ==========    =========

Shares (Diluted):
    Weighted average number of common shares outstanding ......       15,589       15,589          15,589       15,589

    Additional shares assuming exercise of stock options ......            -            -                -            -
                                                                  ----------    ---------       ----------    ---------
    Average common shares outstanding and equivalents .........       15,589       15,589           15,589       15,589
                                                                  ==========    =========        ==========    =========
    Diluted loss per share:
         Continuing operations ................................   $    (0.31)   $   (0.29)      $    (0.50)   $   (0.56)
         Discontinued operations:
            Gain/(Loss) on disposal ..........................          0.01            -             0.01        (0.02)
                                                                  ----------    ---------       ----------    ---------
                  Total .......................................   $    (0.30)   $   (0.29)      $    (0.49)   $   (0.58)
                                                                  ==========    =========       ==========    =========