Form 10-Q
period 2000-09-30
DARLING INTERNATIONAL INC
filed 2000-11-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 14, 2000 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

	Page No.
Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	September 30, 2000 (unaudited) and January 1, 2000

	Consolidated Statements of Operations (unaudited)	4
	Three Months and Nine Months Ended September 30, 2000 and October 2, 1999

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended September 30, 2000 and October 2, 1999

	Notes to Consolicated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	18

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

	Signatures	19

	Index to Exhibits	20

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and January 1, 2000
(in thousands, except shares and per share data)

                                                                         September 30,  January 1,
                                                                                 2000         2000
                                                                            ---------    ---------
ASSETS ..................................................................  (unaudited)
Current assets:
     Cash and cash equivalents ..........................................   $   5,498    $   1,828
     Accounts receivable ................................................      17,090       16,987
     Inventories ........................................................       8,981        9,644
     Prepaid expenses ...................................................       3,670        3,948
     Deferred income tax assets .........................................       4,203        4,203
     Other ..............................................................         403          518
                                                                            ---------    ---------
         Total current assets ...........................................      39,845       37,128

Property, plant and equipment, less accumulated
   depreciation of $134,285 at September 30, 2000 and
   $122,712 at January 1, 2000 ..........................................      99,703      113,824
Collection routes and contracts, less accumulated
   amortization of $17,819 at September 30, 2000 and
   $15,819 at January 1, 2000 ...........................................      33,413       36,965
Goodwill, less accumulated amortization of $832
   at September 30, 2000 and $741 at January 1, 2000 ....................       4,722        4,813
Other assets ............................................................       3,408        5,074
                                                                            ---------    ---------
                                                                             $181,091     $197,804
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..................................   $114,974$        7,810
     Accounts payable, principally trade ................................       8,179       11,139
     Accrued expenses ...................................................      21,760       23,292
     Accrued interest ...................................................       3,104          110
                                                                            ---------    ---------
         Total current liabilities ......................................     148,017       42,351
Long-term debt, less current portion ....................................           -      110,209
Other non-current liabilities ...........................................      20,012       19,341
Deferred income taxes ...................................................       3,990        3,990
                                                                            ---------    ---------
         Total liabilities ..............................................     172,019      175,891
                                                                            ---------    ---------
Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued .........................................           -            -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding ........................         156          156
     Additional paid-in capital .........................................      35,063       35,063
     Accumulated deficit ................................................     (26,147)     (13,306)
                                                                            ---------    ---------
         Total stockholders' equity .....................................       9,072       21,913
Contingencies (note 3)
                                                                             $181,091     $197,804
                                                                            =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months And Nine Months Ended September 30, 2000 and October 2, 1999
(in thousands, except shares and per share data)

                                                                       Three Months Ended           Nine Months Ended
                                                                      --------------------       -----------------------
                                                                     Sept. 30,      Oct. 2,      Sept. 30,       Oct. 2,
                                                                          2000         1999           2000          1999
                                                                     ---------    ---------      ---------     ---------                                                       (unaudited)                                                (unaudited)

Net sales ........................................................   $  57,629    $  63,381      $ 182,003     $ 191,410
                                                                     ---------    ---------      ---------     ---------

Costs and expenses:
     Cost of sales and operating expenses ........................      46,065       52,148        144,439       156,982
     Selling, general and administrative expenses ................       6,290        6,616         19,782        19,473
     Depreciation and amortization ...............................       6,824        7,935         20,338        23,714
                                                                     ---------    ---------      ---------     ---------
        Total costs and expenses .................................      59,179       66,699        184,559       200,169
                                                                     ---------    ---------      ---------     ---------
        Operating loss ...........................................      (1,550)      (3,318)        (2,556)       (8,759)
                                                                     ---------    ---------      ---------     ---------

Other income (expense):
     Interest expense ............................................      (3,545)      (3,459)       (10,458)      (11,685)

     Other, net ..................................................         (74)      (1,887)            52        (1,897)
                                                                     ---------    ---------      ---------     ---------
         Total other income (expense) ............................      (3,619)      (5,346)       (10,406)      (13,582)
                                                                     ---------    ---------      ---------     ---------
        Loss from continuing operations
         before income taxes .....................................      (5,169)      (8,664)       (12,962)      (22,341)

Income tax benefit ...............................................           -       (3,468)             -        (8,497)
                                                                     ---------    ---------      ---------     ---------
        Loss from continuing operations ..........................      (5,169)      (5,196)       (12,962)      (13,844)

Discontinued operations:
        Gain/(loss) on disposal of discontinued
             operations, net of tax ..............................           -            -            121          (334)
                                                                     ---------    ---------      ---------     ---------
        Net loss .................................................   $  (5,169)   $  (5,196)     $ (12,841)    $ (14,178)
                                                                     =========    =========      =========     =========

Basic loss per share:
        Continuing operations ....................................   $   (0.33)   $   (0.33)     $   (0.83)    $   (0.89)
        Discontinued operations:
         Gain/(loss) on disposal .................................           -            -           0.01         (0.02)
                                                                     ---------    ---------      ---------     ---------
              Total ..............................................   $   (0.33)   $   (0.33)     $   (0.82)    $   (0.91)
                                                                     =========    =========      =========     =========

Diluted loss per share:
        Continuing operations ....................................   $   (0.33)   $   (0.33)     $   (0.83)    $   (0.89)
        Discontinued operations:
         Gain/(loss) on disposal .................................           -            -           0.01         (0.02)
                                                                     ---------    ---------      ---------     ---------
              Total ..............................................   $   (0.33)   $   (0.33)     $   (0.82)    $   (0.91)
                                                                     =========    =========      =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and October 2, 1999
(in thousands)

                                                                                            Nine Months Ended
                                                                                       September 30,   October 2,
                                                                                               2000         1999
                                                                                          ---------    ----------
Cash flows from operating activities: .................................................         (unaudited)
     Loss from continuing operations ..................................................   $ (12,962)   $ (13,844)
     Adjustments to reconcile net loss from continuing operations to net cash provided (used) by operating activities:
        Depreciation and amortization .................................................      20,338       23,714
        Deferred income tax ...........................................................           -       (7,991)
        Gain on sales of assets .......................................................        (318)         965
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................................        (103)        (197)
         Inventories and prepaid expenses .............................................         941        1,025
         Accounts payable and accrued expenses ........................................      (4,492)      (3,507)
         Accrued interest .............................................................       2,994         (513)
         Other ........................................................................       3,879       (1,983)
                                                                                          ---------    ---------
      Net cash provided (used) by continuing operations ...............................      10,277       (2,331)
      Net cash provided by discontinued operations ....................................         121          119
                                                                                          ---------    ---------
      Net cash provided (used) by operating activities ................................      10,398       (2,212)
                                                                                          ---------    ---------

Cash flows from investing activities:
     Recurring capital expenditures ...................................................      (4,876)      (3,987)
     Gross proceeds from sale of property, plant and equipment
        and other assets ..............................................................       2,620       22,135
Net cash used in discontinued operations ..............................................           -         (331)
                                                                                          ---------    ---------
              Net cash provided (used) by investing activities ........................      (2,256)      17,817
                                                                                          ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt .....................................................     129,635      127,022
     Payments on long-term debt .......................................................    (132,613)    (150,288)
     Contract payments ................................................................      (1,427)      (1,669)
     Payments related to routes and other intangibles .................................         (67)        (108)
     Net cash used in discontinued operations .........................................           -         (150)
                                                                                          ---------    ---------
              Net cash used by financing activities ...................................      (4,472)     (25,193)
                                                                                          ---------    ---------
     Net increase in cash and cash equivalents
         from discontinued operations .................................................           -           28
                                                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents ..................................       3,670       (9,560)
Cash and cash equivalents at beginning of period ......................................       1,828       12,317
                                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................................   $   5,498    $   2,757
                                                                                          =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................................   $   7,464    $  11,186
                                                                                          ---------    ---------
         Income taxes, net of refunds .................................................   $  (2,194)   $    (866)
                                                                                          ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2000
(unaudited)

(1) General

The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 2000 and October 2, 1999 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2000.

(2) Summary of Significant Accounting Policies

   (a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of International Processing Corporation (“Bakery By-Products Recycling Segment”) have been classified as discontinued operations. This segment was sold during the quarter ended July 3, 1999. Certain prior year balances have been reclassified in order to conform to current year presentation.

   (b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 30, 2000, and include the 13 weeks and 39 weeks ended September 30, 2000, and the 13 weeks and 39 weeks ended October 2, 1999.

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

The weighted average common shares used for basic earnings (loss) per common share was 15,589,077 for the three months and nine months ended September 30, 2000 and October 2, 1999. The effect of all outstanding stock options was excluded from diluted earnings (loss) per common share for all periods as the effect was antidilutive.

(3) Contingencies

      LITIGATION

            Melvindale
A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

            Other Litigation
The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to environmental matters.

            Self Insured Risks
The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates the range of possible losses related to environmental and litigation matters, based on certain assumptions, is between $2.5 million and $8.5 million at September 30, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $18.5 million and $17.1 million at September 30, 2000 and January 1, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4) Business Segments

The Company operated on a worldwide basis within two industry segments: Rendering and Restaurant Services. Due to unfavorable market conditions, the Esteem Products division was combined with the Company’s Rendering operations in Fiscal 2000 for internal management reporting. Accordingly, the segment information for 1999 has been recast to conform to the Company’s current operating segments. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles related to “Fresh Start Reporting.” Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

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

                   Business Segment Net Sales (in thousands):
                                                            Three Months Ended                Nine Months Ended
                                                    --------------------------------------------------------------------
                                                      September 30,   October 2, 1999   September 30,   October 2, 1999
                                                          2000                              2000
                                                    --------------------------------------------------------------------
                Rendering:
                       Trade                            $  43,683        $  50,845         $139,556         $150,800
                       Intersegment                         5,586            6,403           19,653           19,909
                                                        ---------        ---------         --------         --------
                                                           49,269           57,248          159,209          170,709
                                                         --------         --------          -------          -------
                Restaurant Services:
                       Trade                               13,946           12,536           42,447           40,610
                       Intersegment                         1,799            1,704            6,286            5,148
                                                        ---------        ---------        ---------        ---------
                                                           15,745           14,240           48,733           45,758
                                                         --------         --------         --------         --------

                Eliminations                               (7,385)          (8,107)         (25,939)         (25,057)
                                                        ---------        ---------         --------         --------
                Total                                   $  57,629        $  63,381         $182,003         $191,410
                                                         ========         ========          =======          =======
                   Business Segment Profit (Loss) (in thousands):
                                                                 Three Months Ended                 Nine Months Ended
                                                         ---------------------------------------------------------------------
                                                           September 30,   October 2, 1999   September 30,   October 2, 1999
                                                               2000                              2000
                                                         ---------------------------------------------------------------------

                Rendering                                   $  1,016         $  1,359         $  5,733          $ 1,414
                Restaurant Services                              732           (1,101)           2,531           (1,080)
                Corporate Activities                          (3,372)          (5,463)         (10,768)         (10,990)
                Interest expense                              (3,545)          (3,459)         (10,458)         (11,685)
                                                             -------          -------          -------         --------
                Loss from continuing operations
                   before income taxes                      $ (5,169)         $(8,664)        $(12,962)        $(22,341)
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

                   Business Segment Assets (in thousands):
                                                                              September 30,      January 1,
                                                                                 2000               2000
                                                                         --------------------------------------
             Rendering                                                        $  71,879         $  79,376
             Restaurant Services                                                 20,183            24,753
             Combined Rend./Rest. Svcs.                                          73,875            77,956
             Corporate Activities                                                15,154            15,719
                                                                               --------          --------
             Total                                                             $181,091          $197,804
                                                                                =======           =======

(5) Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company’s assessment of these matters at September 30, 2000, the Company recorded an additional valuation allowance of $2.0 million to eliminate the deferred tax benefit attributable to the fiscal 2000 third quarter loss.

(6) Liquidity

The Company experienced operating losses during Fiscal 2000 and 1999. The Company generated an operating loss of $2.6 million for the 39-week period ended September 30, 2000, compared to an operating loss of $8.8 million in the 39-week period ended October 2, 1999. Cash provided by operating activities was $10.4 million in the current 39 weeks compared to cash used in operating activities of $2.2 million in the prior year comparable period. Prices for the products the Company sells have declined during the 39 weeks ended September 30, 2000 from Fiscal 1999 year end prices. Management believes that, unless the prices for the products the Company sells decline materially, the Company’s cash flow from operations and availability of credit under the Revolver should enable the Company to meet its Fiscal 2000 obligations in the ordinary course of business. However, if prices for finished goods the Company sells were to decline below current levels, the Company might be forced to seek covenant waivers under its Credit Agreement.

As of September 30, 2000, the Company’s borrowings under the Revolving Credit facility have been classified as a current liability as required by Generally Accepted Accounting Principles because the Company’s Amended and Restated Credit Agreement expires on June 30, 2001 and the Revolving Credit facility becomes due on that date. As a result, on September 30, 2000, the Company had a working capital deficit of $108.2 million, compared to a working capital deficit of $5.3 million on January 1, 2000. As of September 30, 2000, the Company was in compliance with all provisions of the Amended and Restated Credit Agreement. The Company will be required to obtain new financing or extend the existing Amended and Restated Credit Agreement. No assurance can be given that the Company will be successful in such refinancing, extension efforts, nor is the Company able to predict what the effect might be.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE AND NINE MONTHS
ENDED September 30, 2000

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes information with respect to the liquidity and capital resources of the Company at September 30, 2000 and factors affecting its results of operations for the three months and nine months ended September 30, 2000 and October 2, 1999.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

GENERAL

        The Company recorded a loss from continuing operations of $5.2 million for the third quarter of the fiscal year ending December 30, 2000 (“Fiscal 2000”), the same as the loss recorded for the third quarter of the fiscal year ended January 1, 2000 (“Fiscal 1999”). When compared to Fiscal 1999, the $5.2 million loss from continuing operations in Fiscal 2000 reflects a $5.8 million reduction in sales; a $6.1 million net reduction in cost of sales and operating expenses, a $0.3 million reduction in selling, general and administrative expenses, a $1.1 million reduction in depreciation expense, and a $1.8 million improvement in other expense offset by a $3.5 million tax benefit recorded in Fiscal 1999.

NET SALES

        The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 13.7% of total sales in the third quarter of Fiscal 2000 and 15.2% of total sales the third quarter of Fiscal 1999.

        During the third quarter of Fiscal 2000, net sales decreased by $5.8 million (9.1%), to $57.6 million as compared to $63.4 million during the third quarter of Fiscal 1999 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $3.3 million decrease in sales in the third quarter of Fiscal 2000 versus the third quarter of Fiscal 1999. The Company’s average yellow grease prices were 24.3% lower, average tallow prices were 30.04% lower, and average meat and bone meal prices were 31.69% higher; 2) Inventory changes resulted in a $1.8 million sales decrease; 3) Increases in collection fees resulted in a $3.1 million increase in sales (to offset a portion of the cost incurred in collecting raw material); 4) Decreases in the volume of raw materials processed resulted in a $1.7 million decrease in sales; 5) Decreases in products purchased for resale resulted in a $2.2 million sales decrease; and 6) Increases of $0.1 million in finished hides sales.

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

        During the third quarter of Fiscal 2000, cost of sales and operating expenses decreased $6.0 million (11.5%) to $46.1 million as compared to $52.1 million during the third quarter of Fiscal 1999 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in a decrease of $1.7 million in cost of sales; 2) Inventory changes resulted in decreases of $1.8 million in cost of sales; 3) Increases of $0.3 million in operating expenses, primarily increases in natural gas, fuel and utilities partially offset by decreases in labor and contract hauling costs; 4) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $0.6 million in cost of sales; 5) Decreases in products purchased for resale resulted in a $2.1 million decrease in cost of sales; and 6) Decreases in hides costs resulted in a $0.1 decrease in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

        Selling, general and administrative costs were $6.3 million during the third quarter of Fiscal 2000, a $0.3 million decrease from $6.6 million for the third quarter of Fiscal 1999. The decrease is the result of reductions in labor and professional and legal fees.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges decreased $1.1 million to $6.8 million during the third quarter of Fiscal 2000 as compared to $7.9 million during the third quarter of Fiscal 1999. This is primarily due to reduced spending for capital projects and full depreciation of older assets.

OTHER INCOME (EXPENSE)

        Other income (expense) was $0.1 million net expense in Fiscal 2000, a $1.8 million reduction from $1.9 million net expense in Fiscal 1999. The improvement was due to a loss on sale of certain equipment and customer routes in Fiscal 1999.

INCOME TAXES

        The Company recorded a $2.0 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the third quarter of Fiscal 2000 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2000 third quarter loss. The Company recorded a $3.5 million income tax benefit in the third quarter of Fiscal 1999.

CAPITAL EXPENDITURES

        The Company made capital expenditures of $1.4 million during the third quarter of Fiscal 2000 compared to capital expenditures of $1.5 million during the third quarter of Fiscal 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended October 2, 1999

GENERAL

        The Company recorded a loss from continuing operations of $13.0 million for the first nine months of Fiscal 2000, as compared to a loss of $13.8 million for the first nine months of Fiscal 1999, an improvement of $0.8 million. The decrease in the operating loss was primarily due to a net reduction in cost of sales and operating expenses, reductions in depreciation and interest expense and the elimination of a $1.9 million loss associated with the sale of equipment and customer routes in Fiscal 1999, offset by reductions in net sales in Fiscal 2000 and a $8.5 million tax benefit in Fiscal 1999. Interest expense decreased from $11.7 million in Fiscal 1999 to $10.5 million in Fiscal 2000, primarily due to a $3.0 million decrease in debt partially offset by interest rate increases.

NET SALES

        The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitutes 11.9% of total sales for the first nine months of Fiscal 2000 and 16.8% of total sales for the first nine months of Fiscal 1999.

        During the first nine months of Fiscal 2000, net sales decreased $9.4 million (4.9%), to $182.0 million as compared to $191.4 million during the first nine months of Fiscal 1999 primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $4.8 million decrease in sales in the first nine months of Fiscal 2000 versus the first nine months of Fiscal 1999. The Company’s average yellow grease prices were 14.34% lower, average tallow prices were 15.77% lower, and average meat and bone meal prices were 18.16% higher; 2) Decreases in the volume of raw materials processed resulted in a $3.7 million decrease in sales; 3) Decreases in products purchased for resale resulted in a $8.9 million decrease in sales; 4) Inventory changes resulted in a $2.0 million sales decrease; 5) Increases in collection fees resulted in a $9.5 million increase in sales (to offset a portion of the cost incurred in collecting raw material); and 6) Increases in finished hides sales of $0.5 million.

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

        During the first nine months of Fiscal 2000, cost of sales and operating expenses decreased $12.6 million (8.0%) to $144.4 million as compared to $157.0 million during the first nine months of Fiscal 1999 primarily as a result of the following: 1) Lower raw material prices paid, correlating to decreased prices for fats and oils resulted in a decrease of $2.0 million in cost of sales; 2) Decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $1.4 million in cost of sales; 3) Decreases in products purchased for resale resulted in a $8.8 million decrease in cost of sales; 4) Inventory changes resulted in a decrease of $2.0 million in cost of sales; 5) Increases of $1.4 million in operating expenses, primarily increases in natural gas, fuel and utilities costs partially offset by decreases in labor, supplies, and contract hauling costs; and 6) Increases of $0.2 million in hide purchases.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

        Selling, general and administrative costs were $19.8 million during the first nine months of Fiscal 2000, a $0.3 million increase from $19.5 million for the first nine months of Fiscal 1999. The increase is the result of a gain of $1.2 million for the elimination of a post-retirement medical program included in selling, general and administrative costs in Fiscal 1999, partially offset by decreases in labor costs, professional and legal fees, data processing and promotional expenses in Fiscal 2000.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges decreased $3.4 million to $20.3 million during the first nine months of Fiscal 2000 as compared to $23.7 million during the first nine months of Fiscal 1999. This is primarily due to reduced spending for capital projects and full depreciation of older assets.

INTEREST EXPENSE

        Interest expense decreased $1.2 million from $11.7 million during the first nine months of Fiscal 1999 to $10.5 million during the first nine months of Fiscal 2000, primarily due to a $3.0 million dollar decrease in debt partially offset by an increase in interest rates.

INCOME TAXES

        The Company recorded a $4.9 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first nine months of Fiscal 2000 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2000 loss for the first nine months. The Company recorded a $8.5 million income tax benefit for the first nine months of Fiscal 1999.

CAPITAL EXPENDITURES

        The Company made capital expenditures of $4.9 million during the first nine months of Fiscal 2000 compared to capital expenditures of $4.0 million during the first nine months of Fiscal 1999.

DISCONTINUED OPERATIONS

        The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a loss on disposal, net of tax, of $0.3 million during the first nine months of Fiscal 1999 compared to a $0.1 million gain during the first nine months of Fiscal 2000. The sale of this business segment was closed on April 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Effective June 5, 1997, the Company entered into a Credit Agreement (the “Credit Agreement”) which originally provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. On October 3, 1998, the Company entered into an amendment of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the “Banks”) agreed to forbear from exercising rights and remedies arising as a result of several existing events of default of certain financial covenants (the “Defaults”) under the Credit Agreement, as amended, until November 9, 1998.

        On November 6, 1998, the Company entered into an extension of the Amendment whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”).

        The Amended and Restated Credit Agreement provides for borrowings in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility.

        The Term Loan provides for $36,702,000 of borrowing capacity. Under the Amended and Restated Credit Agreement, the Term Loan bears interest, payable quarterly, at a Base Rate (9.5% at September 30, 2000) plus a margin of 1%. Under the Amended and Restated Credit Agreement, the Term Loan is payable by the Company on December 31, 2000. As of September 30, 2000, $1,538,000 was outstanding under the Term Loan.

        The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (9.5% at September 30, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of the maximum amount available of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of September 30, 2000, $113,383,000 was outstanding under the Revolving Credit Facility and remaining borrowing capacity available under the Revolving Credit Facility was $10,384,000. The Company had outstanding irrevocable letters of credit aggregating $11,233,000 at September 30, 2000.

        Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which restricts, among other matters, the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of September 30, 2000, no cash dividends could be paid to the Company’s stockholders pursuant to the Amended and Restated Credit Agreement.

        The Company has only very limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At September 30, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company’s receive rate is based on the three month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company’s receive rate is based on the Base Rate. The third swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company’s receive rate is based on the Base Rate.

        As of September 30, 2000, the Company’s borrowings under the Revolving Credit facility have been classified as a current liability as required by Generally Accepted Accounting Principles because the Company’s Amended and Restated Credit Agreement expires on June 30, 2001 and the Revolving Credit facility becomes due on that date. As a result, on September 30, 2000, the Company had a working capital deficit of $108.2 million, compared to a working capital deficit of $5.3 million on January 1, 2000. As of September 30, 2000, the Company was in compliance with all provisions of the Amended and Restated Credit Agreement. The Company will be required to obtain new financing or extend the existing Amended and Restated Credit Agreement. No assurance can be given that the Company will be successful in such refinancing, extension efforts, nor is the Company able to predict what the effect might be.

        The Company has credit available under the Revolving Credit Facility to cover its presently foreseeable capital needs, assuming it continues to meet certain financial covenant tests under the Amended and Restated Credit Agreement dated January 22, 1999, which were adjusted downward to reflect the sharp decline in the prices the Company received for its finished products (meat and bone meal, yellow grease and tallow) in 1998. Such prices continued to decline through the current time. The Company has modified its business operations in light of the continued low prices for its finished goods. However, if prices for finished goods the Company sells were to decline below those prevailing in the first nine months of 2000, the Company might be forced to seek further covenant waivers under the Amended and Restated Credit Agreement.

ACCOUNTING MATTERS

        The Company has assessed the reporting and disclosure requirements of SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The only derivative contracts to which the Company is party are three interest rate swap agreements with an aggregate notional amount of $70.0 million to manage risks of interest rate changes on a portion of its floating rate debt. The Company has not documented these agreements as hedges under SFAS No. 133 and the Company has not yet determined the impact of the adoption of SFAS No. 133 on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of Fiscal 2001.

FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company’s control. Future profitability may be affected by the Company’s ability to grow its restaurant services business, which faces competition from companies which may have substantially greater resources than the Company.

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

        The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At September 30, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company’s receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company’s receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company’s receive rate is based on the Base Rate.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

PART II:   Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  Exhibits No.         Description

  11      Statement re-computation of per share earnings

  27      Financial Data Schedule

  Reports on Form 8-K
  There were no reports filed on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: November 14, 2000	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: November 14, 2000	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

INDEX TO EXHIBITS

Exhibits No.     Description                                                                    Page No.

11      Statement re-computation of per share earnings                                     21

27      Financial Data Schedule

EXHIBIT 11

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

The following table details the computation of basic and diluted earnings (loss) per common share, in thousands except per share data.

                                                                  Three Months Ended              Nine Months Ended
                                                           ------------------------------ -------------------------------
                                                          September 30,    October 2,      September 30,     October 2,
                                                                2000          1999            2000              1999
=========================================================================================================================

Loss from continuing operations                            $ (5,169)       $ (5,196)       $(12,962)       $(13,844)

Discontinued operations:
    Gain/(Loss) on disposal of discontinued operations,
       net of tax                                                 -               -             121            (334)
                                                            --------        --------        --------         -------

    Net loss available to common stock                     $ (5,169)       $ (5,196)       $(12,841)       $(14,178)
                                                            ========        ========        ========         =======

---------------------------------------------------------- -------------- --------------- --------------- ---------------

Shares (Basic):
    Weighted average number of common shares
          outstanding                                        15,589          15,589          15,589          15,589
                                                             ======         =======         =======         ======
Basic loss per share:
         Continuing operations                             $  (0.33)       $  (0.33)       $  (0.83)        $ (0.89)
         Discontinued operations:
            Gain/(Loss) on disposal                               -               -            0.01           (0.02)
                                                            --------        --------        -------         --------

                  Total                                    $  (0.33)       $  (0.33)       $  (0.82)       $  (0.91)
                                                            ========        ========        ========        ========

---------------------------------------------------------- -------------- --------------- --------------- ---------------

Shares (Diluted):
Weighted average number of common shares
     outstanding                                              15,589          15,589          15,589          15,589
Additional shares assuming exercise of stock options
                                                                   -               -               -               -
Adjusted weighted average number of common
      shares outstanding                                      15,589          15,589          15,589          15,589
                                                            ========        ========        ========        ========
Diluted loss per share:
         Continuing operations                              $ (0.33)        $ (0.33)        $ (0.83)        $ (0.89)
         Discontinued operations:
                  Gain/(Loss) on disposal                         -               -            0.01           (0.02)
                                                            --------        --------        --------        --------

                  Total                                    $  (0.33)       $  (0.33)       $  (0.82)       $  (0.91)
                                                            ========        ========        ========        ========

---------------------------------------------------------- -------------- --------------- --------------- ---------------