Form 10-K
period 2000-12-30
DARLING INTERNATIONAL INC
filed 2001-03-30
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the fiscal year ended December 30, 2000

OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

Commission File Number 0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

251 O'Connor Ridge Blvd., Suite 300
Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (972) 717-0300
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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $6,727,910 as of March 21, 2001 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.

    There were 15,589,077 shares of common stock, $0.01 par value, outstanding at March 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the Registrant's 2001 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

TABLE OF CONTENTS

                                                                                                  Page No.
                                                               PART I.

                                                               PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS....................................................................10
ITEM 6.  SELECTED FINANCIAL DATA........................................................................11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................................................43

                                                               PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................43
ITEM 11.  EXECUTIVE COMPENSATION.........................................................................43
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................................................43
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................43

                                                               PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K....................................................................................44

         SIGNATURES        ..............................................................................46

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

PART I

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 30, 2000, the Company has $109.5 million of debt due under its bank credit facilities classified as a current liability because it matures in June, 2001. If the Company is unable to consummate the debt financing discussed herein, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due at maturity and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt, (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern for a reasonable period of time. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 2 of the Notes to Consolidated Financial Statements contained elsewhere herein.

ITEM 1.	BUSINESS

General

    Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. ("Darling" or the "Company") was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc." On December 28, 1993, the Company changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc." The address of the Company's principle executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at such address is (972) 717-0300.

    The Company is a recycler of food processing by-products and believes that it is the largest publicly traded processor in the United States in terms of raw material processed annually.

    The Company collects and recycles animal processing by-products and used restaurant cooking oil. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 27 facilities located throughout the United States into finished products such as tallow, meat and bone meal and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

    Commencing 1998, as part of an overall strategy to better commit financial resources, the Company reorganized its operations into three diverse, yet distinctive areas. These are: 1) Rendering, the core business of turning inedible waste from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; 2) Restaurant Services, a group focused on growing the grease collection business while expanding the line of services, which includes grease trap servicing, offered to restaurants and food processors; and 3) Esteem Products, the business dedicated to using newly developed technologies to produce novel products from established supply sources. Due to unfavorable market conditions resulting from declining prices, in Fiscal 2000, the Esteem Product division was combined with the Company's rendering operations. Prior year segment information has been recast to conform with Fiscal 2000. In November 1998, the Company made a strategic decision to dispose of an additional segment, Bakery By-Products Recycling, a group which produces high quality bakery by-products for the feed industry. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding discontinued operations. For the financial results of the Company's business segments, see Note 17 of Notes to Consolidated Financial Statements.

    The Company's net sales from continuing operations were $242.8 million, $258.6 million, and $337.0 million during Fiscal 2000, 1999 and 1998, respectively. In addition, net external sales by operating segment, including discontinued operations, were as follows:

                                              Fiscal                 Fiscal                 Fiscal
                                               2000                   1999                   1998
                                        ----------------------------------------------------------------
     Continuing operations:
        Rendering                        $186,445    76.8%       $204,631    79.1%     $275,580    73.6%
        Restaurant Services                56,350    23.2          53,939    20.9        61,451    16.4
     Discontinued operations:
        Bakery By-Products Recycling            -        -              -       -        37,456    10.0
                Total                    $242,795   100.0%       $258,570   100.0%     $374,487   100.0%

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

Purchase and Collection of Raw Materials

    The Company operates a fleet of approximately 800 trucks and tractor-trailers to collect raw materials from more than 80,000 restaurants, butcher shops, grocery stores, and independent meat and poultry processors. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

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

    Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also provides an alternative collection service to restaurants called CleanStar 2000, which is a self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. The CleanStar 2000 system and service is provided either on a fee basis to the raw material customer or as a negotiated offset to the cost of raw materials purchased. Approximately 9% of the Company's restaurant suppliers utilize the CleanStar 2000 system. The frequency of all forms of collection service is determined by the volume of oil generated by the restaurant.

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

Raw Materials Pricing

    The Company has two primary pricing arrangements with its raw materials suppliers. Approximately half of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers either are paid a fixed price, are not paid, or are charged for the collection service, depending on various economic and competitive factors.

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

    The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $128.7 million, $107.4 million, and $128.8 million for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

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

    In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while meat and bone meal is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and meat and bone meal correlate with these substitute commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Other factors that influence the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

Seasonality

    The amount of raw materials made available to the Company by its suppliers is relatively stable on a weekly basis except for those weeks which include major holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating. Weather is also a factor. Extremely warm weather adversely affects the ability of the Company to make higher quality products because the raw material deteriorates more rapidly than in cooler weather, while extremely cold weather, in certain instances, can hinder the collection of raw materials.

Employees and Labor Relations

    As of December 30, 2000, the Company employed approximately 1,242 persons full-time in continuing business segments. Approximately 42% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

    The FDA rule on the feeding of mammalian protein to ruminant animals took effect in August, 1997, as a measure to prevent the potential occurrence of BSE in the United States. The Company's management believes it is in compliance with the provisions of the rule.

ITEM 2.	PROPERTIES

    The Company's 27 operating facilities consist of 20 full service rendering plants, 4 yellow grease/trap grease plants, 1 blending plant, 1 edible plant, and 1 trap grease plant. Except for 4 leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 21 transfer stations in the United States and 1 transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service multiple business segments. The following is a listing of the Company's operating facilities by business segment:

          LOCATION              DESCRIPTION
          -------               -----------

      Combined Rendering and Restaurant Services Business Segments
      ------------------------------------------------------------
         Blue Earth, MN         Rendering/Yellow Grease
         Boise, ID              Rendering/Yellow Grease
         Collinsville, OK       Rendering/Yellow Grease
         Dallas, TX             Rendering/Yellow Grease
         Detroit, MI            Rendering/Yellow Grease/Trap
         Fresno, CA             Rendering/Yellow Grease
         Kansas City, KS        Rendering/Yellow Grease
         Los Angeles, CA        Rendering/Yellow Grease/Trap
         Newark, NJ             Rendering/Yellow Grease
         Norfolk, NE            Rendering/Yellow Grease
         San Francisco, CA      Rendering/Yellow Grease/Trap
         Sioux City, IA         Rendering/Yellow Grease
         St. Louis, MO          Rendering/Yellow Grease
         Tacoma, WA             Rendering/Yellow Grease/Trap
         Turlock, CA            Rendering/Yellow Grease

      Rendering Business Segment
      --------------------------
         Coldwater, MI           Rendering
         Houston, TX             Rendering
         Linkwood, MD            Rendering
         Omaha, NE               Rendering
         Omaha, NE               Blending
         Omaha, NE               Edible Oils
         Wahoo, NE               Rendering

      Restaurant Services Business Segment
      ------------------------------------
         Chicago, IL             Trap
         Ft. Lauderdale, FL      Yellow Grease/Trap
         Houston, TX             Yellow Grease/Trap
         No. Las Vegas, NV       Yellow Grease/Trap
         Tampa, FL               Yellow Grease/Trap
ITEM 3.	LEGAL PROCEEDINGS

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates possible losses related to environmental and litigation matters, based on certain assumptions, is approximately $1.1 million at December 30, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $14.7 million and $17.1 million at December 30, 2000 and January 1, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 30, 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the American Stock Exchange under the symbol "DAR". The following table sets forth, for the quarters indicated, the high and low sales prices per share for the common stock as reported on the American Stock Exchange.

            Fiscal Quarter                       Market Price
                                       ----------------------------------
                                               High            Low
                                       ----------------- ----------------
            2000:
            First Quarter                    $2.000            $1.625
            Second Quarter                   $1.750            $1.125
            Third Quarter                    $1.375            $0.250
            Fourth Quarter                   $0.875            $0.250

            1999:
            First Quarter                    $3.500            $1.750
            Second Quarter                   $2.125            $1.500
            Third Quarter                    $2.000            $1.063
            Fourth Quarter                   $3.000            $0.875

    The Company has been notified by its stock transfer agent that as of March 21, 2001, there were 87 "registered" holders of record of the common stock. There are approximately 500 beneficial stockholders of the common stock.

    The Company's Credit Agreement restricts the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

PART II

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended December 30, 2000, January 1, 2000, and January 2, 1999, and the related notes thereto.

                                               Fiscal 2000    Fiscal 1999    Fiscal 1998    Fiscal 1997    Fiscal 1996
                                              -------------   -----------    ------------  -------------  -------------
                                                Fifty-two      Fifty-two      Fifty-two     Fifty-three     Fifty-two
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                              December 30,    January 1,     January 2,     January 3,    December 28,
                                                  2000           2000           1999           1998           1996
--------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Data:
   Net sales                                    $242,795       $258,570       $337,031       $444,142       $467,325
                                                 -------        -------        -------        -------        -------
   Cost of sales and operating expenses          190,283        210,879        283,822        362,787        375,436
   Selling, general and administrative            26,736         26,773         33,073         33,247         31,512
   expenses
   Depreciation and amortization                  31,181         32,912         32,418         29,751         26,434
   Provision for loss contingencies                    -              -              -              -          6,075
                                                 -------        -------        -------        -------        -------
   Operating income/(loss)                        (5,405)       (11,994)       (12,282)        18,357         27,868
   Interest expense                               13,971         15,533         12,747         13,070         12,981
   Other (income)/expense, net                       184         (1,812)         1,117         (1,348)          (487)
                                                 -------        -------        -------        -------        -------

   Income/(loss) from continuing operations
      before income taxes                        (19,560)       (25,715)       (26,146)         6,635         15,374
   Income tax expense/(benefit)                        -        (10,015)        (9,347)         2,307          7,467
                                                 -------        -------        -------        -------        -------
  Earnings/(loss) from continuing operations     (19,560)       (15,700)       (16,799)         4,328          7,907

   Discontinued operations:
   Income/(loss) from discontinued
      operations, net of tax                           -              -           (637)         1,081           (233)
   Gain (loss) on disposal, net of tax               371           (333)       (14,657)             -              -
                                                 -------        -------        -------        -------        -------
   Net income /(loss)                           $(19,189)      $(16,033)      $(32,093)      $  5,409       $  7,674
                                                 =======        =======        =======        =======        =======

   Basic earnings/(loss) per common share       $  (1.23)      $  (1.03)      $  (2.06)      $   0.35       $   0.50
   Diluted earnings/(loss) per common share     $  (1.23)      $  (1.03)      $  (2.06)      $   0.33       $   0.46
   Weighted average shares outstanding            15,589         15,589         15,581         15,519         15,375
   Diluted weighted average shares outstanding    15,589         15,589         15,581         16,461         16,674

Other Data:
   EBITDA  (a)                                  $ 25,776       $ 20,918       $ 20,136       $ 48,108       $ 60,377
   Depreciation                                   25,541         26,998         26,432         24,074         21,529
   Amortization                                    5,640          5,914          5,986          5,677          4,905
   Capital expenditures                            7,684          9,851         14,967         24,520         26,449

Balance Sheet Data:
   Working capital (deficiency)                $(106,809)      $ (5,223)      $  3,070       $  5,225       $ (5,187)
   Total assets                                  174,505        197,804        263,166        305,973        320,050
   Current portion of long-term debt             109,528          7,810          7,717          5,118         15,113
   Total long-term debt less current portion           -        110,209        140,613        142,181        138,173
   Stockholders' equity                            2,724         21,913         37,946         69,756         64,033

(a) "EBITDA" represents,  for any relevant period, operating profit plus depreciation and amortization,  impairment of long-lived assets,  and provision for loss contingencies. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with  enerally  accepted
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

Results of Operations

Fifty-two Week Fiscal Year Ended December 30, 2000 ("Fiscal 2000") Compared to Fifty-two Week Fiscal Year Ended January 1, 2000 ("Fiscal 1999")

General

     The Company recorded a loss from continuing operations of $19.6 million for Fiscal 2000 compared to a loss from continuing operations of $15.7 million for Fiscal 1999. The Company's operating loss decreased from $12.0 million for Fiscal 1999 to $5.4 million for Fiscal 2000. The improvement was primarily due to reductions in cost of sales and operating expenses, partially offset by reductions in net sales.

Net Sales

     The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, grease trap services, and finished goods purchased for resale, which constitute less than 12% of total sales.

     During Fiscal 2000, net sales decreased by $15.8 million (6.1%) to $242.8 million as compared to $258.6 million during Fiscal 1999, primarily due to the following: 1) decreases in overall finished goods prices resulted in an $11.1 million decrease in sales during Fiscal 2000 versus Fiscal 1999. (The Company's average yellow grease prices were 12.12% lower, average tallow prices were 13.41% lower, and average meat and bone meal prices were 27.02% higher); 2) decreases in products purchased for resale resulted in an $11.9 million sales decrease; 3) decreases in the volume of raw materials processed resulted in a $9.7 million decrease in sales; and 4) other items decreased $1.2 million compared to Fiscal 1999; partially offset by 5) increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $13.0 million; 6) improved yields in production of $4.1 million; and 7) increases in finished hides sales which accounted for $1.0 million.

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

     During Fiscal 2000, cost of sales and operating expenses decreased $20.6 million (9.8%) to $190.3 million as compared to $210.9 million during Fiscal 1999, primarily as a result of the following: 1) lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $6.4 million in cost of sales; 2) decreases in products purchased for resale resulted in a $11.9 million decrease; 3) decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $1.8 million in cost of sales; 4) reductions in repairs expense, payroll, and contract hauling operating expenses of $4.8 million; and 5) other changes resulted in a decrease of $2.7 million; partially offset by 6) increases in natural gas, sewer expense and utilities, resulted in an increase of $6.7 million; and 7) increases in hides purchases of $0.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $26.7 million during Fiscal 2000, a $0.1 million decrease from $26.8 million during Fiscal 1999. Decreases in professional and legal fees were partially offset by various expense increases.

Depreciation and Amortization

     Depreciation and amortization charges decreased $1.7 million, to $31.2 million during Fiscal 2000 as compared to $32.9 million during Fiscal 1999. Included in Fiscal 2000 and Fiscal 1999 depreciation and amortization expense are impairment charges of $4.0 million and $1.4 million, respectively, due to impairment recorded in accordance with Statement of Financial Accounting Standards No. 121.

Interest Expense

     Interest expense was $14.0 million during Fiscal 2000, compared to $15.5 million during Fiscal 1999, a decrease of $1.5 million. Lower debt during Fiscal 2000 was partially offset by higher interest rates.

Income Taxes

     The Company recorded a valuation allowance to eliminate the deferred tax benefit attributable to the Fiscal 2000 loss. This results in a decrease in income tax benefit of $10.0 million, compared to Fiscal 1999. In Fiscal 1999, the Company recorded a $10.0 million income tax benefit, which consisted of $9.2 million of federal tax benefit and $0.8 million for various state and foreign tax benefits.

Capital Expenditures

     The Company made capital expenditures of $7.7 million during Fiscal 2000 as compared to $9.9 million in Fiscal 1999.

Discontinued Operations

     The operations of the Bakery By-Products Recycling segment have been classified as discontinued operations. In Fiscal 2000, the Company realized a gain related to a reduction in an indemnification reserve, net of tax, of $0.4 million related to the sale of this business segment which was finalized on April 5, 1999, compared to a loss of $0.3 million in Fiscal 1999.

Fifty-two Week Fiscal Year Ended January 1, 2000, ("Fiscal 1999") Compared to Fifty-two Week Fiscal Year Ended January 2, 1999 ("Fiscal 1998")

General

     The Company recorded a loss from continuing operations of $15.7 million for Fiscal 1999 compared to a loss from continuing operations of $16.8 million for Fiscal 1998. The Company's operating loss decreased from $12.3 million for Fiscal 1998 to $12.0 million for Fiscal 1999. The improvement was primarily due to reductions in selling, general and administrative costs and operating expenses. Interest expense increased from $12.7 million in Fiscal 1998 to $15.5 million in Fiscal 1999, primarily due to higher overall interest rates.

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

Net Sales

     During Fiscal 1999, net sales decreased by $78.4 million (23.3%) to $258.6 million as compared to $337.0 million during Fiscal 1998, primarily due to the following: 1) decreases in overall finished goods prices resulted in an $46.3 million decrease in sales during Fiscal 1999 versus Fiscal 1998. (The Company's average yellow grease prices were 18.96% lower, average tallow prices were 21.94% lower, and average meat and bone meal prices were 15.69% lower); 2) decreases in the volume of raw materials processed resulted in a $25.0 million decrease in sales; 3) decreases in finished hides sales accounted for $4.4 million in sales decreases; 4) decreases in products purchased for resale resulted in a $10.5 million sales decrease, partially offset by 5) increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $7.2 million and inventory changes of $0.6 million somewhat offset the decreases.

Cost of Sales and Operating Expenses

     During Fiscal 1999, cost of sales and operating expenses decreased $72.9 million (25.7%) to $210.9 million as compared to $283.8 million during Fiscal 1998, primarily as a result of the following: 1) lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $43.0 million in cost of sales; 2) decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $5.1 million in cost of sales and operating expenses; 3) decreases in products purchased for resale resulted in a $10.0 million decrease; 4) decreases in hides purchases accounted for $4.0 million in cost of sales decrease; 5) decreases in operating expenses, primarily labor, repairs, natural gas and contract hauling costs, resulted in a decrease of $11.6 million; and 6) inventory and other changes resulted in an increase of $0.8 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $26.8 million during Fiscal 1999, a $6.3 million decrease from $33.1 million during Fiscal 1998. Decreases were realized in labor costs, travel and entertainment, and professional and legal fees.

Depreciation and Amortization

     Depreciation and amortization charges increased $0.5 million, to $32.9 million during Fiscal 1999 as compared to $32.4 million during Fiscal 1998, primarily due to impairment charges of $1.4 million in Fiscal 1999, recorded in accordance with Statement of Financial Accounting Standards No. 121.

Interest Expense

     Interest expense increased $2.8 million, to $15.5 million during Fiscal 1999 as compared to $12.7 million during Fiscal 1998, primarily due to increases in the overall interest rate partially offset by a $30.3 million reduction in principal.

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

LIQUIDITY, GOING CONCERN RISK, AND CAPITAL RESOURCES

    At December 30, 2000, the Company’s borrowings under the Amended and Restated Credit Agreement were classified as a current liability. As of December 30, 2000, the Company was in compliance with all provisions of this agreement, and the Company has been in compliance with all provisions of this agreement, and has made all interest and principal payments as they have come due since the Amended and Restated Credit Agreement’s inception on January 22, 1999.

    The Company’s management has been in discussions with the Company’s lenders regarding obtaining either new financing or extending the existing Amended and Restated Credit Agreement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining new financing or extending the existing Amended and Restated Credit Agreement, the lenders could declare a default and attempt to realize upon the collateral securing the debt, (which comprises substantially all the Company’s assets). The absence of a new financing agreement or extension of the existing Amended and Restated Credit Agreement, creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

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

    On November 6, 1998, the Company entered into an extension of the amended Credit Agreement whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement").

    The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility. As of December 30, 2000, the Term Loan was paid in full.

    The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.50% at December 30, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of December 30, 2000, $109,498,000 was outstanding under the Revolving Credit Facility, and the Company had outstanding irrevocable letters of credit aggregating $11,098,300.

    Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 30, 2000, no cash dividends could be paid to the Company's stockholders pursuant to the Amended and Restated Credit Agreement.

    The Company has interest rate swap agreements which are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 30, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. The Company has recorded a liability of $495,000 at December 30, 2000, for the fair value of the portion of the two swap agreements described above which extend beyond June, 2001, the expiration date of the Company's Revolving Credit Facility, because they do not qualify for hedge accounting.

    On December 30, 2000, the Company had a working capital deficit of $106.8 million and its working capital ratio was 0.30 to 1 compared to a working capital deficit of $5.2 million and a working capital ratio of 0.88 to 1 on January 1, 2000.

ACCOUNTING MATTERS

     The Company will adopt Financial Accounting Standard No. 133 on December 31, 2000 (the first day of Fiscal 2001). Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133, as amended by Statement 137, standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     Upon adoption, the provisions of Statement 133 must be applied prospectively. Adoption of Statement 133 will result in the Company recording a net transition gain of $2,220,000 in other comprehensive income at December 31, 2000. At December 30, 2000, the Company has recorded a receivable from broker and deferred income of $2,599,000 related to the fair value of its natural gas fixed for float swap contracts in a gain position which qualify for hedge accounting treatment and a liability of $495,000 for the fair value of interest rate swap contracts in a loss position which do not qualify for hedge accounting treatment. Upon adoption of Statement 133, the Company will report a derivative asset of $2,599,000 related to the natural gas swaps and a derivative liability of $874,000 related to the interest rate swaps.

     The Company expects that the adoption of Statement 133 will increase the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to those factors discussed elsewhere in this report, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to refinance its Amended and Restated Credit Agreement which expires June 30, 2001, the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks affecting the Company are exposures to changes in interest rates on debt and the price of natural gas used in the Company's plants. The Company uses interest rate and natural gas swaps to manage these risks. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

     The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At December 30, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. Assuming variable rates at the end of each fiscal year and average long-term borrowings for each fiscal year, a one-hundred basis point change in interest rate would impact net interest expense by $0.7 million and $0.2 million, net of the effect of swaps, for Fiscal 2000 and Fiscal 1999, respectively.

     The Company is party to natural gas fixed for float swap agreements traded on the NYMEX to manage price risk of natural gas used in its facilities. Realized gains or losses from the settlement of these financial hedging instruments are recognized as an adjustment of the cost of purchased natural gas in the month of delivery. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged natural gas is delivered to the facilities.

     As of December 30, 2000, the Company has fixed for float swaps in place representing 300,000 mmbtu of natural gas purchases per month for January, February and March, 2001 with a purchase price of $4.682/mmbtu. The total fair value of these positions at December 30, 2000 was a gain of $2,599,200 which was deferred and which will be recognized as the hedged natural gas is delivered to the facilities in January, February and March, 2001.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Pages
                                                                       -----
          Independent Auditors' Report                                   20
          Consolidated Balance Sheets-
                      December 30, 2000 and January 1, 2000              21
          Consolidated Statements of Operations-
             Three years ended December 30, 2000                         22
          Consolidated Statements of Stockholders' Equity -
             Three years ended December 30, 2000                         23
          Consolidated Statements of Cash Flows -
             Three years ended December 30, 2000                         24
          Notes to Consolidated Financial Statements -
             December 30, 2000 and January 1, 2000                       25

             Financial Statement Schedule:

                      II - Valuation and Qualifying Accounts             42
                             Three years ended December 30, 2000
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

 ______________________________

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and ShareholdersDarling
International Inc.:

We have audited the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has debt of $109,498,000, classified as a current liability at December 30, 2000 because it matures in June 2001. The Company has not as yet obtained new financing or extended the maturity date. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Dallas, Texas
March 2, 2001

 ______________________________

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2000 and January 1, 2000
(in thousands, except share and per share data)

                                                          December 30,   January 1,
ASSETS (notes 2 and 9)                                          2000        2000
---------------------                                     ------------   ----------

Current assets:
       Cash and cash equivalents                            $  3,509      $  1,828
       Accounts receivable                                    21,837        16,987
       Inventories (note 3)                                    8,300         9,644
       Prepaid expenses                                        3,046         3,948
       Deferred income taxes (note 11)                         3,081         4,203
     Assets held for sale (note 5)                             3,161             -
       Other (note 1)                                          2,923           518
                                                             -------       -------
                      Total current assets                    45,857        37,128

Property, plant and equipment, net (note 4)                   88,242       113,824
Collection routes and contracts, less accumulated
        amortization of $18,828 at December 30, 2000
        and $15,819 at January 1, 2000                        32,140        36,965
Goodwill, less accumulated amortization of $883 at
        December 30, 2000 and $741 at January 1, 2000          4,632         4,813
Other assets (note 6)                                          3,634         5,074
                                                             -------       -------
                                                            $174,505      $197,804
                                                             =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current portion of long-term debt (note 9)           $109,528     $   7,810
       Accounts payable, principally trade                    14,341        11,139
       Accrued expenses (note 7)                              23,160        23,292
       Accrued interest                                        3,038           110
     Deferred income (note 1)                                  2,599             -
                                                             -------       -------
                      Total current liabilities              152,666        42,351

Long-term debt, less current portion (note 9)                      -       110,209
Other noncurrent liabilities (note 10)                        16,247        19,341
Deferred income taxes (note 11)                                2,868         3,990
                                                             -------       -------
                      Total liabilities                      171,781       175,891
                                                             -------       -------
Stockholders' equity (notes 9, 11 and 12):
       Preferred stock, $0.01 par value; 1,000,000
         shares authorized,  none issued                           -             -
       Common stock, $.01 par value; 25,000,000
         shares authorized, 15,589,077 shares
         issued and outstanding at
         December 30, 2000 and January 1, 2000                   156           156
       Additional paid-in capital                             35,063        35,063
       Accumulated deficit                                   (32,495)      (13,306)
                                                             -------       -------
                      Total stockholders' equity               2,724        21,913
                                                             -------       -------
Commitments and contingencies (notes 8 and 16)
                                                            $174,505      $197,804
                                                             =======       -------

                  The accompanying notes are an integral part of these
                           consolidated financial statements.

 ______________________________

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 30, 2000
(in thousands, except share and per share data)

                                                       December         January          January
                                                       30, 2000         1, 2000          2, 1999
                                                    -------------   --------------    ---------------

Net sales                                              $242,795        $258,570          $337,031
                                                        -------         -------           -------
Costs and expenses:
     Cost of sales and operating expenses               190,283         210,879           283,822
     Selling, general and administrative expenses        26,736          26,773            33,073
     Depreciation and amortization                       31,181          32,912            32,418
                                                        -------         -------           -------
             Total costs and expenses                   248,200         270,564           349,313
                                                        -------         -------           -------
             Operating loss                              (5,405)        (11,994)          (12,282)
                                                        -------         -------           -------
Other income/(expense):
     Interest expense                                   (13,971)        (15,533)          (12,747)
     Other, net                                            (184)          1,812            (1,117)
                                                        -------         -------           -------
              Total other income(expense)               (14,155)        (13,721)          (13,864)
                                                        -------         -------           -------

Loss from continuing operations
    before income taxes                                 (19,560)        (25,715)          (26,146)
Income tax benefit (note 11)                                   -        (10,015)           (9,347)
                                                        -------         -------           -------
    Loss from continuing operations                     (19,560)        (15,700)          (16,799)
Discontinued operations (note 15):
    Income/(loss) from discontinued operations,
          net of tax                                          -               -              (637)
    Gain/(loss) on disposal of discontinued
          operations, net of tax                            371            (333)          (14,657)
                                                        -------         -------           -------
Net loss                                               $(19,189)       $(16,033)         $(32,093)
                                                        =======         =======           =======

Basic earnings (loss) per share:
    Continuing operations                              $  (1.25)       $  (1.01)         $  (1.08)
    Discontinued operations:
         Income/(loss) from operations                        -               -             (0.04)
         Gain/(loss) on disposal                           0.02           (0.02)            (0.94)
                                                        -------         -------           -------
                  Total                                $  (1.23)       $  (1.03)         $  (2.06)
                                                        =======         =======           =======

Diluted earnings (loss) per share:
    Continuing operations                              $  (1.25)       $  (1.01)         $  (1.08)
    Discontinued operations:
         Income/(loss) from operations                        -               -             (0.04)
         Gain/(loss) on disposal                           0.02           (0.02)            (0.94)
                                                        -------         -------           -------
                  Total                                $  (1.23)       $  (1.03)         $  (2.06)
                                                        =======         =======           =======

                           The accompanying notes are an integral part
                           of these consolidated financial statements.

 ______________________________

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 30, 2000
(in thousands, except share and per share data)

                                               Common stock
                                         ----------------------                   Retained
                                                                    Additional    earnings/        Total
                                            Number     $.01 par       paid-in   (accumulated    stockholders'
                                          of shares      value        capital      deficit)        equity
-------------------------------------------------------------------------------------------------------------

Balances at January 3, 1998              15,563,037     $ 156        $ 34,780      $ 34,820      $ 69,756

Issuance of common stock                     26,040         -              98             -            98

Tax benefits relating to January 1, 1994
    valuation allowance                           -         -             185             -           185

Net loss                                          -         -               -       (32,093)      (32,093)
                                         ----------      -----        -------       -------       -------

Balances at January 2, 1999              15,589,077       156          35,063         2,727        37,946

Net loss                                          -         -               -       (16,033)      (16,033)
                                         ----------      -----        -------       -------       -------

Balances at January 1, 2000              15,589,077       156          35,063       (13,306)       21,913

Net loss                                          -         -               -       (19,189)      (19,189)
                                         ----------      -----        -------       -------       -------

Balances at December 30, 2000            15,589,077     $ 156        $ 35,063      $(32,495)     $  2,724
                                         ==========      ====         =======       =======       =======

                                The accompanying notes are an integral part
                                of these consolidated financial statements.

 ______________________________

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 30, 2000
(in thousands)

                                                                   December 30,          January 1,           January 2,
                                                                       2000                 2000                 1999
                                                                  --------------      -------------         ------------
Cash flows from operating activities:
  Loss from continuing operations                                 $ (19,560)           $ (15,700)           $ (16,799)
  Adjustments to reconcile loss from continuing operations
   to net cash provided by continuing operating activities:
      Depreciation and amortization                                  31,181               32,912               32,418
      Deferred income tax benefit                                         -               (9,911)              (9,312)
      Loss/(gain) on sale of assets                                     144               (2,060)                 982
      Changes in operating assets and liabilities:
           Accounts receivable                                       (4,850)                (372)              12,627
           Inventories and prepaid expenses                           2,246                2,092                  749
           Accounts payable and accrued expenses                      3,070               (4,328)                 265
           Accrued interest                                           2,928                 (546)                (256)
           Other                                                      1,084               (1,403)               3,403
                                                                   --------             --------             --------
  Net cash provided by continuing operations                         16,243                  684               24,077
  Net cash provided by discontinued operations                            -                  119                1,388
                                                                   --------             --------             --------
      Net cash provided by operating activities                      16,243                  803               25,465
                                                                   --------             --------             --------

Cash flows from investing activities:
  Recurring capital expenditures                                     (7,684)              (9,851)             (14,967)
  Gross proceeds from sale of property, plant and equipment,
       assets held for disposition and other assets                   4,412               32,150                4,090
  Payments related to routes and other intangibles                     (636)                (152)                (341)
  Net cash used in discontinued operations                                -                 (330)              (1,999)
                                                                   --------             --------             --------
      Net cash provided by/(used in) investing activities            (3,908)              21,817              (13,217)
                                                                   --------             --------             --------

Cash flows from financing activities:
  Proceeds from long-term debt                                      171,351              179,927               99,980
  Payments on long-term debt                                       (179,842)            (210,237)             (99,084)
  Contract payments                                                  (2,163)              (2,377)              (3,326)
  Deferred loan costs                                                     -                 (300)                (118)
  Issuance of common stock                                                -                    -                   99
  Net cash used in discontinued operations                                -                 (150)                (460)
                                                                   --------             --------             --------
      Net cash used in financing activities                         (10,654)             (33,137)              (2,909)
                                                                   --------             --------             --------
Net change in cash and cash equivalents
    from discontinued operations                                          -                   28                   29
                                                                   --------             --------             --------
Net increase/(decrease) in cash and cash equivalents                  1,681              (10,489)               9,368

Cash and  cash equivalents at beginning of year                       1,828               12,317                2,949
                                                                   --------             --------             --------
Cash and cash equivalents at end of year                          $   3,509            $   1,828            $  12,317
                                                                   ========             ========             ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                                   $   9,161            $  14,550            $  11,997
                                                                   --------             --------             --------
       Income taxes, net of refunds                               $  (1,777)           $    (625)           $  (1,454)
                                                                   --------             --------             --------

                                 The accompanying notes are an integral part
                                 of these consolidated financial statements.

 ______________________________

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2000 and January 1, 2000

(1)	GENERAL
(a)	NATURE OF OPERATIONS

Darling International Inc. (the “Company”) believes it is the largest publicly traded recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products and used restaurant cooking oil from butcher shops, grocery stores, independent meat and poultry processors and restaurants nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, and yellow grease. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

On October 22, 1993, the Company entered into a settlement agreement providing for a restructure of the Company’s debt and equity and resolution of a class action lawsuit (the “Settlement”). On December 29, 1993, the Settlement was consummated and became binding on all original note holders. The Company has accounted for the Settlement using “Fresh Start Reporting” as of January 1, 1994, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the United States Bankruptcy Code” issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994 and the Company’s accumulated deficit was eliminated as of January 1, 1994.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 15, the operations of IPC, as defined below, are classified as discontinued operations.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 30, 2000, the 52 weeks ended January 1, 2000, and the 52 weeks ended January 2, 1999.

(3)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(4)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets: 1) Buildings and improvements – 24 to 30 years; 2) Machinery and equipment – 3 to 8 years; and 3) Vehicles – 4 to 6 years.

Maintenance and repairs are charged to expense as incurred and expenditures for major renewals and improvements are capitalized.

(5)	Collection Routes and Contracts

Collection routes, restrictive covenants and consulting agreements are recorded at cost and are amortized using the straight-line method over periods ranging from 3 to 15 years.

(6)	Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not exceeding 30 years. Annually, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

The weighted average common shares used for basic earnings per common share was 15,589,000, 15,589,000 and 15,581,000 for 2000, 1999 and 1998, respectively. For 2000, 1999 and 1998 the effect of all outstanding stock options were excluded from diluted earnings per common share because the effect was anti-dilutive.

(10)	Stock Option Plans

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(11)	Statements of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

(12)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(13)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company applies the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In Fiscal 2000 and Fiscal 1999, the Company recorded impairment charges of $4,016,000 and $1,387,000, respectively, to reduce the value of goodwill, routes, and certain land, buildings and equipment to estimated fair value. The impairment charges are included in depreciation and amortization expense in the accompanying Fiscal 2000 and Fiscal 1999 Consolidated Statements of Operations.

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

The carrying amount for the Company’s outstanding borrowings under the Credit Agreement and Term Loan described in note 9, approximates the fair value due to the floating interest rates on the borrowings.

The fair values of the interest rate swap agreements were liabilities of $874,400 and $967,000 at December 30, 2000, and January 1, 2000, respectively. Current market pricing models were used to estimate fair value of interest rate swap agreements. The Company incurred additional interest expense of $180,600 and $913,400 in Fiscal 2000 and 1999, respectively, related to the swap agreements. See Note 9.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs. Natural gas fixed for float swap agreements are entered into with the intent of managing natural gas expense. The Company does not use derivative instruments for trading purposes.

For the periods presented, interest rate swaps are accounted for under the accrual method, whereby the difference between the Company’s pay and receive rate is recognized as an increase or decrease to interest expense. The portion of the interest rate swap agreements extending beyond the expiration date of the Company’s Amended and Restated Credit Agreement does not meet hedge accounting requirements. Accordingly, the fair value is recorded as an asset or liability. The fair value at December 30, 2000 is a liability of $495,000. The related charge is included in other expense. See Note 9.

The natural gas fixed for float swap agreements are traded on the NYMEX. Realized gains or losses from the settlement of these financial hedging instruments are recognized as an adjustment of the cost of purchased natural gas in the month of delivery. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged natural gas is delivered to the facilities.

As of December 30, 2000, the Company has fixed for float swaps in place representing 300,000 mmbtu of natural gas purchases per month for January, February and March, 2001 with a purchase price of $4.682/mmbtu. The total fair value of these positions at December 30, 2000 was a gain of $2,599,200, due from the Company's broker which was deferred and which will be recognized as the hedged natural gas is delivered to the facilities in January, February and March, 2001.

(16)	Reclassifications

Certain 1999 and 1998 balances have been reclassified to conform with the presentation in 2000.

(2)	LIQUIDITY AND GOING CONCERN RISK
At December 30, 2000 the Company’s borrowings in the amount of $109,498,000 under the Amended and Restated Credit Agreement were classified as a current liability, because this agreement expires on June 30, 2001. As of December 30, 2000, the Company was in compliance with all provisions of this agreement, and the Company has been in compliance with all provisions of this agreement, and has made all interest and principal payments as they have come due since the Amended and Restated Credit Agreement’s inception on January 22, 1999.

The Company’s management has been in discussions with the Company’s lenders regarding obtaining either new financing or extending the existing Amended and Restated Credit Agreement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining new financing or extending the existing Amended and Restated Credit Agreement, the lenders could declare a default and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). The absence of a new financing agreement or extension of the existing Amended and Restated Credit Agreement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

(3)	INVENTORIES

A summary of inventories follows (in thousands):

                                           December 30,       January 1,
                                               2000              2000
                                          -------------      ------------
            Finished product                 $  7,117          $  8,897
            Supplies and other                  1,183               747
                                              -------           -------
                                             $  8,300          $  9,644
                                              =======           =======

(4)	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

                                                  December 30,       January 1,
                                                      2000              2000
                                                 -------------       ----------
            Land                                   $   9,871         $  11,291
            Buildings and improvements                27,272            28,003
            Machinery and equipment                  139,678           139,569
            Vehicles                                  48,041            51,439
            Construction in process                    4,324             6,234
                                                    --------          --------
                                                     229,186           236,536
            Accumulated depreciation                 140,944           122,712
                                                    --------          --------
                                                   $  88,242         $ 113,824
                                                    ========          ========

(5)	ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

                                           December 30,
                                               2000
                                         --------------
            Esteem                           $  1,400
            Peptide                               862
            Milwaukee, WI                         527
            Billings, MT                          372
                                              -------
                                             $  3,161
                                              =======

(6)	OTHER ASSETS

Other assets consist of the following (in thousands):

                                                  December 30,       January 1,
                                                      2000              2000
                                                --------------      ------------
            Prepaid pension cost (note 13)          $  2,054          $  2,092
            Deposits and other                         1,580             2,982
                                                     -------           -------
                                                    $  3,634          $  5,074
                                                     =======           =======

(7)	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                   December 30,      January 1,
                                                       2000             2000
                                                  -------------     -----------
             Insurance                               $  6,004         $  3,339
             Compensation and benefits                  4,093            4,480
             Utilities and sewage                       3,981            2,649
             Reserve for environmental and
                  litigation matters (note 16)          1,149            2,000
             Other                                      7,933           10,824
                                                      -------          -------
                                                     $ 23,160         $ 23,292
                                                      =======          =======

(8)	LEASES

The Company leases five plants and storage locations, four office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 30, 2000, are as follows (in thousands):

                   Period Ending Fiscal              Operating Leases
                  ---------------------             ------------------
                     2001                               $  3,484
                     2002                                  3,241
                     2003                                  2,432
                     2004                                  1,870
                     2005                                  1,257
                     Thereafter                            8,400
                                                         -------
                          Total                         $ 20,684
                                                         =======
Rent expense for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 was $3,026,487, $2,429,404, and $1,695,867, respectively.

(9)	DEBT

Debt consists of the following (in thousands):
                                                   December 30,       January 1,
                                                       2000              2000
                                                  -------------      -----------
             Credit Agreement:
                 Revolving Credit Facility           $109,498         $ 110,179
                 Term Loan                                  -             7,720
             Other notes                                   30               120
                                                      -------          --------
                                                      109,528           118,019
             Less current maturities                  109,528             7,810
                                                      -------          --------
                                                    $       -         $ 110,209
                                                     ========          ========
See the discussion regarding Liquidity and Going Concern Risk in note 2. At June 30, 2000, the Company's borrowings under the Amended and Restated Credit Agreement were classified as a current liability because the Company's Amended and Restated Credit Agreement expires on June 30, 2001.

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

On November 6, 1998, the Company entered into an extension of the amended Credit Agreement whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for borrowing in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility. At December 30, 2000, the Term Loan had been paid in full.

The Revolving Credit Facility provides for borrowings up to a maximum of $135,000,000 with sublimits available for letters of credit and a swingline. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.50% at December 30, 2000) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of December 30, 2000, $109,498,000 was outstanding under the Revolving Credit Facility and the Company had outstanding irrevocable letters of credit aggregating $11,098,300.

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 30, 2000, no cash dividends could be paid to the Company’s stockholders pursuant to the Amended and Restated Credit Agreement.

INTEREST RATE SWAP AGREEMENTS

The Company uses interest rate swap agreements which are intended to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 30, 2000, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company’s receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company’s receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company’s receive rate is based on the Base Rate. The Company has recorded a liability of $495,000 at December 30, 2000, for the fair value of the portion of the two swap agreements described above which extend beyond June, 2001, the expiration date of the Company’s Revolving Credit Facility, because they do not qualify for hedge accounting.

(10)	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):
                                                                             December 30,    January 1,
                                                                                 2000           2000
                                                                             ------------   -----------
          Reserve for insurance, environmental, litigation and tax
              matters (note 16)                                                 $13,214       $14,927
          Liabilities associated with consulting and noncompete agreements        2,868         4,253
          Other                                                                     165           161
                                                                                 ------        ------
                                                                                $16,247       $19,341
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

(11)	INCOME TAXES

Income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes consists of the following (in thousands):
                                     December 30,       January 1,       January 2,
                                         2000              2000             1999
                                    -------------      -----------      -----------
             Current:
                  Federal            $    -          $      -          $   (34)
                  State                   -                 -                -
                  Foreign                 -                 -                -
             Deferred:
                    Federal               -            (9,183)          (8,432)
                    State                 -              (796)            (784)
                    Foreign               -               (36)             (97)
                                      -----           -------           ------
                                     $    -          $(10,015)         $(9,347)
                                      =====           =======           ======

Income tax benefit for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to loss from continuing operations before income taxes as a result of the following (in thousands):
                                                              December 30,     January 1,      January 2,
                                                                  2000            2000            1999
                                                             ------------------------------------------------
           Computed "expected" tax expense                      $ (6,846)       $ (9,000)        $(9,151)
           State income taxes, net of federal benefit                  -            (517)           (510)
           Tax-exempt income of foreign sales corporation              -               -             116
           Change in valuation allowance                           7,554            (311)              -
           Other, net                                               (708)           (187)            198
                                                                 -------         -------          ------
                                                                $      -        $(10,015)        $(9,347)
                                                                 =======         =======          ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2000 and January 1, 2000 are presented below (in thousands):
                                                               December 30,      January 1,
                                                                   2000             2000
                                                             ---------------------------------
          Deferred tax assets:
            Net operating loss carryforwards                     $  35,668        $  31,516
            Capital loss carryforwards                                   -              760
            Loss contingency reserves                                5,457            5,722
            Other                                                    1,314            2,785
                                                                  --------         --------
                      Total gross deferred tax assets               42,439           40,783
                      Less valuation allowance                     (21,705)         (14,151)
                                                                  --------         --------
                      Net deferred tax assets                       20,734           26,632
                                                                  ========         ========
          Deferred tax liabilities:
            Collection routes and contracts                         (6,926)          (7,955)
            Property, plant and equipment                          (13,023)         (17,635)
            Other                                                     (572)            (829)
                                                                  --------         --------
                      Total gross deferred tax liabilities         (20,521)         (26,419)
                                                                  --------         --------
                                                                 $     213        $     213
                                                                  ========         ========

The portion of the deferred tax assets and liabilities expected to be recognized in Fiscal 2000 has been recorded at December 30, 2000, in the accompanying consolidated balance sheet as a net current deferred income tax asset of $3,081,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $2,868,000 at December 30, 2000 in the accompanying consolidated balance sheet.

The valuation allowance for deferred tax assets as of December 30, 2000 and January 1, 2000 was $21,705,000 and $14,151,000, respectively. The net changes in the total valuation allowance was an increase of $7,554,000 for the year ended December 30, 2000 and a decrease of $311,000 for the year ended January 1, 2000. The Company believes that the remaining net deferred tax assets at December 30, 2000 will be realized primarily through future reversals of existing taxable temporary differences.

At December 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $93,862,000 which are available to offset future federal taxable income through 2019. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its pre-1994 net operating loss carryforwards ($72,280,000) is limited to $3,400,000 per year for the remaining life of the net operating losses.

The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance ($185,000 in 1998) as a direct addition to additional paid-in capital.

(12)	STOCKHOLDERS' EQUITY

At December 29, 1993, the Company granted options to purchase 384,615 shares of the Company’s common stock to the former owners of the Redeemable Preferred Stock. The options have a term of ten years from the date of grant and may be exercised at a price of $3.45 per share (approximated market value at the date of grant).

The 1993 Flexible Stock Option Plan and the 1994 Employee Flexible Stock Option Plan provide for the granting of stock options to key officers and salaried employees of the Company and its subsidiaries. Options to purchase common stock were granted at a price approximating fair market value at the date of grant. Options granted under the plans expire ten years from the date of grant. Vesting occurs on each anniversary of the grant date as defined in the specific option agreement. The plans also provide for the acceleration by one year of vesting of all non-vested shares upon the termination of the employee’s employment in certain circumstances or upon a change in management control.

The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of December 30, 2000, options to purchase 447,000 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $1.75 - $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.65, $5.57 and $7.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                               2000             1999              1998
                                          -------------------------------------------------
             Expected dividend yield           0.0%             0.0%              0.0%
             Risk-free interest rate          5.28%             6.38%            5.25%
             Expected life                   10 years         10 years          10 years
             Expected annual volatility    42.31-98.64%    62.41 - 66.59%     59.95-64.12%

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements as stock options were granted at market value on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s earnings (loss) from continuing operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                                                                   2000         1999         1998
                                                               -----------------------------------
           Net loss
                                                 As reported   $(19,189)    $(16,033)    $(32,093)
                                                 Pro forma     $(20,415)    $(16,534)    $(33,821)

           Basic loss per common share
                                                 As reported     $(1.23)      $(1.03)      $(2.06)
                                                 Pro forma       $(1.31)      $(1.06)      $(2.17)

       A summary of transactions for all stock options granted follows:

                                                                       Option exercise     Weighted-avg.
                                                        Number of           price         exercise price
                                                         shares            per share         per share
                                                     -----------------------------------------------------
      Options outstanding at January 3, 1998            3,050,992        $2.86-10.88          $6.02
            Granted                                        96,900         3.44-8.69            7.41
            Canceled                                      (43,530)        4.13-10.29           8.34
            Exercised                                     (26,040)        3.45-4.13            3.81
                                                        ---------
      Options outstanding at January 2, 1999            3,078,322         2.86-10.88           6.05
            Granted                                       111,000         1.75-2.63            2.12
            Canceled                                     (952,687)        2.63-10.29           6.43
                                                        ---------
      Options outstanding at January 1, 2000            2,236,635         1.75-10.88           5.69
                                                        =========
            Granted                                     1,129,050         0.50-1.75            1.11
            Canceled                                   (1,031,305)       2.625-10.875          7.74
                                                        ---------
      Options outstanding at December 30, 2000          2,334,380         $0.50-9.50          $2.43
                                                        =========
      Options exercisable at December 30, 2000          2,253,590         $0.50-9.50          $2.43
                                                        =========

At December 30, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50 - $9.50 and 7.2 years, respectively.

December 30, 2000 and January 1, 2000, the number of options exercisable was 2,253,590 and 1,928,958, respectively, and the weighted-average exercise price of those options was $2.43 and $5.50, respectively.

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

The Company’s funding policy for those plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2000 and 1999) (in thousands):

                                                               December 30,        January 1,
                                                                   2000               2000
                                                              -------------       -----------
       Change in benefit obligation:
            Benefit obligation at beginning of year                $45,991           $47,106
            Service cost                                             1,478             1,781
            Interest cost                                            3,363             3,110
            Amendments                                                                   264
            Actuarial (gain)/loss                                   (2,973)           (4,123)
            Benefits paid                                           (2,455)           (2,148)
                                                                    ------            ------
              Benefit obligation at end of year                     45,404            45,990
                                                                    ------            ------

       Change in plan assets:
            Fair value of plan assets at beginning of year          46,683            42,874
            Actual return on plan assets                             4,052             5,566
            Employer contribution                                      601               391
            Benefits paid                                           (2,455)           (2,148)
                                                                    ------            ------
              Fair value of plan assets at end of year              48,881            46,683
                                                                    ------            ------

       Funded status                                                 3,477               693
       Unrecognized actuarial (gain)/loss                           (2,148)              575
       Unrecognized prior service cost                                 725               824
                                                                    ------            ------
            Prepaid benefit cost                                   $ 2,054           $ 2,092
                                                                    ======            ======

       Net pension cost includes the following components (in thousands):

                                                  December 30,    January 1,   January 2,
                                                      2000            2000        1999
                                                ------------------------------------------
      Service cost                                  $1,478         $1,781        $1,360
      Interest cost                                  3,363          3,110         2,835
      Expected return on plan assets                (4,217)        (3,894)       (3,870)
      Net amortization and deferral                     98             73            70
                                                     -----          -----         -----
                      Net pension cost              $  722         $1,070        $  395
                                                     =====          =====         =====

      Assumptions used in accounting for the employee benefit pension plans were:

                                                         December 30,     January 1,   January 2,
                                                              2000           2000         1999
                                                         ----------------------------------------
        Weighted average discount rate                       7.75%          7.50%         6.75%
        Rate of increase in future compensation levels       5.08%          5.17%         5.80%
        Expected long-term rate of return on assets          9.25%          9.25%         9.25%

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans' net assets is not available. The cost of such plans amounted to $1,384,009, $1,306,433, and $1,306,367 for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

(14)	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in 2000, 1999 and 1998.

(15)	DISCONTINUED OPERATIONS

In 1998, the Company made a decision to discontinue the operations of the Bakery By-Products Recycling segment in order to concentrate its financial and human resources on its other businesses. The Bakery By-Products Recycling segment was comprised of International Processing Corporation, International Transportation Services, Inc., and Food By-Products Recycling (collectively referred to as “IPC”). On February 10, 1999, the Company announced the execution of a Stock Purchase Agreement dated February 9, 1999, with Scope Products, Inc., a wholly-owned subsidiary of Scope Industries, pursuant to which the Company agreed to sell all the issued and outstanding stock of IPC for a net consideration of $19,600,000. The sale was consummated on April 5, 1999.

The disposal of IPC has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated financial statements for the periods presented.

The condensed statement of operations relating to discontinued operations for the year ended January 2, 1999 (through the measurement date of November 3, 1998), follows (in thousands):

                                                         January 2,
                                                            1999
                                                       -------------
                Net sales                                 $37,456
                Cost and expenses                          38,484
                Income (loss) before income taxes          (1,028)

                Provision for income taxes                   (391)
                                                           ------
                Net earnings (loss)                       $  (637)
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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates possible losses related to environmental and litigation matters, based on certain assumptions, is approximately $1.1 million at December 30, 2000. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $14.7 million and $17.1 million at December 30, 2000 and January 1, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(17)	BUSINESS SEGMENTS

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. Due to unfavorable market conditions, the Esteem Products division, formerly reported as a separate segment, was combined with the Company’s Rendering operations in Fiscal 2000 for internal management reporting. Accordingly, the segment information for 1999 and 1998 has been recast to conform to the Company’s current operating segments. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

     Business Segment Net Revenues (in thousands):
     -----------------------------
                                                  December 30,    January 1, 2000     January 2,
                                                      2000                               1999
                                                 ---------------------------------------------------
                Rendering:
                       Trade                         $186,445         $204,631          $275,580
                       Intersegment                    26,011           27,970            29,316
                                                      -------          -------           -------
                                                      212,456          232,601           304,896
                                                      -------          -------           -------
                Restaurant Services:
                       Trade                           56,350           53,939            61,451
                       Intersegment                     7,781            7,204             7,521
                                                      -------          -------           -------
                                                       64,131           61,143            68,972
                                                      -------          -------           -------

                Eliminations                          (33,792)         (35,174)          (36,837)
                                                      -------          -------           -------
                Total                                $242,795         $258,570          $337,031
                                                      =======          =======           =======

     Business Segment Profit (Loss)  (in thousands):
     ------------------------------
                                                    December 30,       January 1,     January 2,
                                                        2000              2000           1999
                                                  -----------------------------------------------

                Rendering                            $  8,170         $  3,249         $  2,439
                Restaurant Services                     3,487              922              773
                Corporate Activities                  (17,246)         (15,882)         (16,892)
                Interest expense                      (13,971)         (14,004)         (12,466)
                                                      -------          -------          -------
                Loss from continuing operations
                   before income taxes               $(19,560)        $(25,715)        $(26,146)
                                                      =======          =======          =======
Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rend./Rest. Svcs. Depreciation of Combined Rend./Rest. Svcs. assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of “Fresh Start Reporting” is not considered in the measure of operating segment profit (loss) and is included in Corporate Activities.

     Business Segment Assets (in thousands):
     -----------------------
                                                             December 30,       January 1,
                                                                2000              2000
                                                          -----------------------------------
             Rendering                                       $ 64,199          $ 79,376
             Restaurant Services                               17,290            24,753
             Combined Rend./Rest. Svcs.                        72,722            77,956
             Corporate Activities                              20,294            15,719
                                                              -------           -------
             Total                                           $174,505          $197,804
                                                              =======           =======

     Business Segment Property, Plant and Equipment (in thousands):
     ----------------------------------------------
                                                             December 30,       January 1,
                                                                2000              2000
                                                          -----------------------------------
           Depreciation and amortization:
                   Rendering                                  $21,531           $22,277
                   Restaurant Services                          6,323             7,449
                   Corporate Activities                         3,327             3,186
                                                              -------           -------
           Total                                              $31,181           $32,912
                                                              =======           =======
           Additions:
                   Rendering                                 $  2,168           $ 3,741
                   Restaurant Services                          2,897             4,279
                   Combined Rend./Rest. Svcs.                   2,159             1,661
                   Corporate Activities                           460               170
                                                              -------           -------
           Total                                             $  7,684           $ 9,851
                                                              =======           =======

     The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

     Geographic Area Net Trade Revenues (in thousands):
     ----------------------------------
                                                 December 30,    January 1,       January 2,
                                                      2000           2000            1999
                                                ---------------------------------------------
        United States                              $114,102         $151,165       $208,255
        Korea                                         6,041           13,029          5,897
        Spain                                           963            1,798          8,237
        Mexico                                       25,090           19,320          9,094
        Japan                                         1,916            2,162          5,037
        N. Europe                                       707            2,095            694
        Pacific Rim                                     889            9,008          6,592
        Taiwan                                        1,775            2,415          3,342
        Canada                                          864              580          1,659
        Latin/South America                          13,408           13,413         10,772
        Other/Brokered                               77,040           43,585         77,452
                                                    -------          -------        -------
        Total                                      $242,795         $258,570       $337,031
                                                    =======          =======        =======

       Other/Brokered trade revenues represent product for which the ultimate destination is not monitored.

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                               Year Ended December 30, 2000
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                              -------------   --------------   -------------   --------------
        Net sales                                   $62,818        $61,557           $57,629         $60,791
        Operating income (loss)                         194         (1,200)           (1,550)         (2,849)
        Loss from continuing operations              (3,026)        (4,766)           (5,169)         (6,599)
        Discontinued operations -
           Gain on disposal                               -            121                 -             250
        Net earnings (loss)                          (3,026)        (4,645)           (5,169)         (6,349)
        Basic earnings (loss) per share               (0.19)         (0.30)            (0.33)          (0.41)
        Diluted earnings (loss) per share             (0.19)         (0.30)            (0.33)          (0.41)

                                                                Year Ended January 1, 2000
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                              -------------   --------------   -------------   --------------
        Net sales                                   $69,846        $58,182           $63,381         $67,161
        Operating loss                               (2,625)        (2,818)           (3,318)         (3,233)
        Loss from continuing operations              (4,191)        (4,457)           (5,196)         (1,856)
        Discontinued operations -
           Loss on disposal                            (317)           (16)                -               -
        Net earnings (loss)                          (4,508)        (4,473)           (5,196)         (1,856)
        Basic earnings (loss) per share               (0.29)         (0.29)            (0.33)          (0.12)
        Diluted earnings (loss) per share             (0.29)         (0.29)            (0.33)          (0.12)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

   SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

                                                            Additions Charged to:
                                          Balance at    ---------------------------               Balance at
                                          Beginning        Costs and                                End of
                Description               of Period         Expenses       Other     Deductions     Period
---------------------------------------- ------------- -------------- ------------- ------------ ----------

Accumulated amortization of
collection routes and contracts:

Year ended December 30, 2000               $15,819        $5,498          $   -       $2,489        $18,828
                                            ======         =====           ====        =====         ======

Year ended January 1, 2000                 $12,101        $5,686          $   4       $1,972        $15,819
                                            ======         =====           ====        =====         ======

Year ended January 2, 1999                 $ 7,668        $5,759          $   -       $1,326        $12,101
                                            ======         =====           ====        =====         ======

Accumulated amortization of
goodwill:

Year ended December 30, 2000               $   741        $  142          $   -       $    -        $   883
                                            ======         =====           ====        =====         ======

Year ended January 1, 2000                 $   513        $  228          $   -       $    -        $   741
                                            ======         =====           ====        =====         ======

Year ended January 2, 1999                 $   286        $  227          $   -       $    -        $   513
                                            ======         =====           ====        =====         ======

Note:  Deductions consist of the write-off of fully amortized collection routes and contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

 ______________________________

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001, relating to the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001, relating to the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001, relating to the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Taura has served as Chairman of the Board and Chief Executive Officer of the Company since August 1999. Mr. Taura is a partner in the management consulting firm Taura Flynn and Associates, LLC. Prior to Mr. Taura becoming an employee of the Company, he served as Chairman of the Board and Chief Executive Officer of the Company pursuant to an agreement between Taura, Flynn and Associates and the Company. Pursuant to such agreement, the Company paid Taura, Flynn and Associates $130,000 during Fiscal 2000.

     Fredric J. Klink, a director of the Company, is a partner in the law firm of Dechert. The Company pays Dechert fees for the performance of various legal services.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:
     (1)  The following consolidated financial statements are included in Item 8.
                                                                                Page
                                                                                -----
             Independent Auditors' Report                                         20
             Consolidated Balance Sheets-
                         December 30, 2000 and January 1, 2000                    21
             Consolidated Statements of Operations-
                Three years ended December 30, 2000                               22
             Consolidated Statements of Stockholders' Equity -
                Three years ended December 30, 2000                               23
             Consolidated Statements of Cash Flows -
                Three years ended December 30, 2000                               24
             Notes to Consolidated Financial Statements -
                         December 30, 2000 and January 1, 2000                    25
             Quarterly Data                                                       41

     (2)  The following financial statement schedule is included in Item 8.

             Schedule II - Valuation and Qualifying Accounts                      42
                           Three years ended December 30, 2000

             All other  schedules  are  omitted  since the  required  information  is not  present  or is not  present  in amounts sufficient  to  require  submission  of the  schedule,  or  because  the  information  required  is  included  in the consolidated financial statements and notes thereto.

     (3)  (a)  Exhibits

            Exhibit No.                       Description
            -----------                       ------------
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

            13

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

       (b)  Reports on Form 8-K:

              No reports were filed on Form 8-K during the quarter ended December 30, 2000.

_____________________________________

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended December 30, 2000 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 30th day of March, 2001.

                                                              DARLING INTERNATIONAL INC.

                                                              By: /s/  Denis J. Taura
                                                                 -------------------------------------
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

         Signature                                   Title                                       Date
         -----------                          ------------------------                          ---------------

  /s/   Denis J. Taura                      Chairman of the Board and                            March __, 2001
  ---------------------------                    Chief Executive Officer
        Denis J. Taura

 /s/    James A. Ransweiler                 President and                                        March __, 2001
  ---------------------------                    Chief Operating Officer
        James A. Ransweiler                      (Principal Executive Officer)

  /s/   John O. Muse                        ExecutiveVice President -                            March __, 2001
  ---------------------------                    Finance and Administration
        John O. Muse                             (Principal Financial and Accounting Officer)

  /s/   Bruce Waterfall                     Director                                             March __, 2001
  ---------------------------
        Bruce Waterfall

  /s/   Fredric J. Klink                    Director                                             March __, 2001
  ---------------------------
        Fredric J. Klink

  /s/   Dennis B. Longmire                  Director                                             March __, 2001
   ---------------------------
        Dennis B. Longmire

 /s/    Joe Colonnetta                      Director                                             March __, 2001
    ---------------------------
        Joe Colonnetta

_____________________________________

INDEX TO EXHIBITS

         Exhibit No.                       Description                                                        Page
        ------------                    -----------------

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

         10.18      Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999.

         23         Consent of KPMG LLP.                                                                             49

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

_____________________________________

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors Darling International Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling International Inc. of our report dated March 2, 2001, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2000, and the related schedule, which report appears in the December 30, 2000 annual report on Form 10-K of Darling International Inc.

Our report dated March 2, 2001, contains an explanatory paragraph that states that the Company has debt of $109,498,000 classified as a current liability at December 30, 2000 because it matures in June, 2001, for which the Company has not yet obtained new financing or extended the maturity date which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Dallas, Texas March 30, 2001

 ______________________________