Form 10-Q
period 2001-03-31
DARLING INTERNATIONAL INC
filed 2001-05-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 15, 2001 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.
Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .    3
           March 31, 2001 (unaudited) and December 30, 2000

         Consolidated Statements of Operations (unaudited).  .  .  .  .  .   4
           Three Months Ended March 31, 2001 and April 1, 2000

         Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .   5
           Three Months Ended March 31, 2001 and April 1, 2000

         Notes to Consolidated Financial Statements (unaudited).  .  .  .    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  .  .  .  .  .  .    13

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

                           PART II: OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and December 30, 2000
(in thousands, except shares and per share data)

                                                                             March 31,    December 30,
                                                                                2001         2000
                                                                            -----------   ------------
ASSETS                                                                      (unaudited)
Current assets:
     Cash and cash equivalents ............................................. $  2,853     $  3,509
     Accounts receivable ...................................................   22,306       21,837
     Inventories ...........................................................    7,443        8,300
     Prepaid expenses ......................................................    4,508        3,046
     Deferred income taxes .................................................    3,081        3,081
     Assets held for sale ..................................................    2,660        3,161
     Other current assets ..................................................      280        2,923
                                                                             --------     --------
         Total current assets ..............................................   43,131       45,857

Property, plant and equipment, less accumulated
   depreciation of $145,563 at March 31, 2001 and
   $140,944 at December 30, 2000 ...........................................   84,397       88,242
Collection routes and contracts, less accumulated
   amortization of $20,159 at March 31, 2001 and
   $18,828 at December 30, 2000 ............................................   31,276       32,140
Goodwill, less accumulated amortization of $925
   at March 31, 2001 and $883 at December 30, 2000 .........................    4,581        4,632
Other noncurrent assets ....................................................    3,596        3,634
                                                                             --------     --------
                                                                             $166,981     $174,505
                                                                             ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..................................... $109,018     $109,528
     Accounts payable, principally trade ...................................   10,874       14,341
     Accrued expenses ......................................................   24,632       23,160
     Accrued interest ......................................................    2,681        3,038
     Deferred income .......................................................        -        2,599
                                                                             --------     --------
         Total current liabilities .........................................  147,205      152,666
Other non-current liabilities ..............................................   15,642       16,247
Deferred income taxes ......................................................    2,868        2,868
                                                                             --------     --------
         Total liabilities .................................................  165,715      171,781

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ............................................        -            -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding ...........................      156          156
     Additional paid-in capital ............................................   35,063       35,063
     Accumulated other comprehensive loss ..................................     (309)           -
     Accumulated deficit ...................................................  (33,644)     (32,495)
         Total stockholders' equity ........................................    1,266        2,724
                                                                             --------     --------
Contingencies (note 3)
                                                                             $166,981     $174,505
                                                                             ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2001 and April 1, 2000
(in thousands, except per share data)
(unaudited)

                                                                 Three Months Ended
                                                               ----------------------
                                                                March 31,    April 1,
                                                                  2001        2000
                                                               ----------   ---------

Net sales ...................................................   $ 63,634    $ 62,818
Costs and expenses:
     Cost of sales and operating expenses ...................     48,312      49,360
     Selling, general and administrative expenses ...........      7,005       6,559
     Depreciation and amortization ..........................      6,814       6,705
                                                                --------    ---------
          Total costs and expenses ..........................     62,131      62,624
                                                                --------    ---------
          Operating income ..................................      1,503         194
                                                                --------    ---------

Other income (expense):
     Interest expense .......................................     (3,227)     (3,431)
     Other, net .............................................        575         211
                                                                --------    ---------
          Total other income (expense) ......................     (2,652)     (3,220)
                                                                --------    ---------
          Loss before income tax benefit ....................     (1,149)     (3,026)

Income tax benefit ..........................................          -           -
                                                                --------    ---------
          Net loss ..........................................   $ (1,149)   $ (3,026)
                                                                ========    ========
Basic and diluted loss per share ............................   $  (0.07)   $  (0.19)
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2001 and April 1, 2000
(in thousands)
(unaudited)

                                                                              Three Months Ended
                                                                             ---------------------
                                                                              March 31,   April 1,
                                                                                2001        2000
                                                                             ---------   ---------
Cash flows from operating activities:
     Net loss ............................................................   $ (1,149)   $ (3,026)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization ...................................      6,814       6,705
         Gain on sales of assets .........................................        (74)       (442)
         Changes in operating assets and liabilities:
           Accounts receivable .............................................     (469)     (1,340)
           Inventories and prepaid expenses ................................     (605)     (1,788)
           Accounts payable and accrued expenses ...........................   (2,724)     (6,135)
           Accrued interest ................................................     (357)        (28)
           Other ...........................................................      343         864
                                                                              -------     -------
              Net cash provided (used) by operating activities .............    1,779      (1,614)
                                                                              -------     -------

Cash flows from investing activities:
     Capital expenditures ................................................     (1,532)       (884)
     Gross proceeds from sale of property, plant and equipment
        and other assets .................................................        112         715
     Payments related to routes and other intangibles ....................          -        (185)
                                                                              -------     -------
              Net cash used by investing activities ......................     (1,420)       (354)
                                                                              -------     -------

Cash flows from financing activities:
     Proceeds from long-term debt ........................................     53,042      45,872
     Payments on long-term debt ..........................................    (53,552)    (43,275)
     Contract payments ...................................................       (505)       (474)
                                                                              -------     -------
              Net cash provided (used) by financing activities ...........     (1,015)      2,123
                                                                              -------     -------

Net increase (decrease) in cash and cash equivalents .....................       (656)        155
Cash and cash equivalents at beginning of period .........................      3,509       1,828
                                                                              -------     -------
Cash and cash equivalents at end of period ...............................   $  2,853    $  1,983
                                                                              =======     =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ........................................................   $  3,584    $  3,459
                                                                              -------     -------
         Income taxes, net of refunds ....................................   $      -    $    (49)
                                                                              -------     -------

       The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
(unaudited)

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at March 31, 2001, the Company has $109.0 million of debt due under its bank credit facilities classified as a current liability because it matures in June, 2001. If the Company is unable to consummate the debt financing discussed herein, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due at maturity and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern for a reasonable period of time. See the Company’s Form 10-K for the fiscal year ended December 30, 2000, for disclosures related to Going Concern Risk contained therein, and Note 6 – Liquidity, contained herein.

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 31, 2001 and April 1, 2000 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2000.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of March 31, 2001, and include the 13 weeks ended March 31, 2001, and the 13 weeks ended April 1, 2000.

(c) Loss Per Share

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common stock shares outstanding during the year.

The weighted average common shares used for basic loss per common share was 15,589,077 for both the three months ended March 31, 2001 and April 1, 2000. All outstanding stock options were excluded from diluted loss per common share for both periods as the effect was antidilutive. Outstanding stock options excluded were 2,334,380 and 2,240,635 for the three months ended March 31, 2001 and April 1, 2000, respectively.

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates possible losses related to environmental and litigation matters, based on certain assumptions, is approximately $1.1 million at March 31, 2001. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $13.1 million and $14.7 million at March 31, 2001 and December 30, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Business Segment Net Sales (in thousands):

                                                   Three Months Ended
                                           -----------------------------------
                                                March 31,      April 1, 2000
                                                 2001
                                           -----------------------------------
                Rendering:
                       Trade                   $  49,762         $  47,639
                       Intersegment                6,188             7,573
                                                --------          --------
                                                  55,950            55,212
                                                --------          --------
                Restaurant Services:
                       Trade                      13,872            15,179
                       Intersegment                1,799             2,278
                                                --------          --------
                                                  15,671            17,457
                                                --------          --------

                Eliminations                      (7,987)           (9,851)
                                                --------          --------
                Total                          $  63,634         $  62,818
                                                ========          ========

          Business Segment Profit (Loss)  (in thousands):

                                                      Three Months Ended
                                               --------------------------------
                                                   March 31,       April 1,
                                                    2001             2000
                                               --------------------------------

                Rendering                          $  2,500       $  2,581
                Restaurant Services                     935          1,275
                Corporate Activities                 (1,357)        (3,451)
                Interest expense                     (3,227)        (3,431)
                                                    --------       -------
                Loss before income taxes           $ (1,149)      $ (3,026)
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

Business Segment Assets (in thousands):

                                                   March 31,      December 30,
                                                    2001              2000
                                                 ------------------------------
             Rendering                              $63,632           $64,199
             Restaurant Services                     18,782            17,290
             Combined Rend./Rest. Svcs.              72,774            72,722
             Corporate Activities                    11,793            20,294
                                                    -------           -------
             Total                                 $166,981          $174,505
                                                    =======           =======
(5)	Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company’s assessment of these matters at March 31, 2001, the Company recorded an additional valuation allowance of $0.4 million to eliminate the deferred tax benefit attributable to the Fiscal 2001 first quarter loss.

(6)	Liquidity

At March 31, 2001, the Company’s borrowings in the amount of $109,003,000 under the Amended and Restated Credit Agreement (“Credit Agreement”) were classified as a current liability, because the Credit Agreement expires on June 30, 2001. As of March 31, 2001, the Company believes it is in compliance with all provisions of the Credit Agreement, and has made all interest and principal payments as they have come due since the Credit Agreement’s inception on January 22, 1999. Lenders who are parties to the Credit Agreement with Darling notified Darling on April 9, 2001, that an “Event of Default” had occurred under a section of the Credit Agreement (which appears to relate to Darling’s solvency) and unilaterally limited a revolving credit commitment to $125,000,000, or $6,920,000 less than the $131,920,000 specified in the Credit Agreement, while reserving the right to lend more, at the agent bank’s discretion. Darling is confident that no Event of Default under the Credit Agreement in fact occurred (including any default relating to solvency).

The Company’s management has been in discussions with the Company’s lenders regarding obtaining either new financing or extending the Credit Agreement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining new financing or extending the existing Credit Agreement, the lenders could declare a default and attempt to realize upon the collateral securing the debt, (which comprises substantially all the Company’s assets). The absence of a new financing agreement or extension of the existing Credit Agreement, creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

The Company generated operating income of $1.5 million for the three months ended March 31, 2001 compared to operating income of $0.2 million in the three months ended April 1, 2000.

Cash provided by operating activities was $1.8 million in the three months ended March 31, 2001, compared to cash used by operating activities of $1.6 million in the prior year comparable period. Prices for the products the Company sells declined approximately 20% during the three months ended March 31, 2001 from Fiscal 2000 year end prices. Increases in collection fees and expense reductions offset this decline.

(7)	Derivative Instruments

Effective December 31, 2000 (the first day of fiscal 2001), the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133, as amended, standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 30, 2001 or March 31, 2001. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Upon adoption, the provisions of Statement 133 must be applied prospectively.

Upon adoption of Statement 133 on December 31, 2000, the Company was party to interest rate and natural gas swaps to manage the risk of changes in cash flows related to interest expense on floating-rate borrowings under its Revolving Credit Facility and the purchase of natural gas used in its plants.

The Company is party to three interest rate swap agreements whereby the interest obligation on $70 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, the second swap agreement for $25 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, and the third swap agreement for $20 million matures on June 27, 2001. Since the Company’s existing Credit Agreement terminates in June 2001, only the third swap agreement and the portion of the first two swap agreements through June 2001 are accounted for as hedges. The Company recorded a liability of $.5 million at December 30, 2000 and charge to other expense for the fair value of the portion of the first two swap agreements which extend beyond June 2001, and continues to follow this policy. At March 31, 2001, the fair value of this liability is $.7 million.

At December 31, 2001 and through March 2001, the Company was party to natural gas swap agreements representing 300,000 mmbtu’s of natural gas per month for January, February and March 2001 with a purchase price of $4.682/mmbtu. At December 31, 2001, the fair value of the Company’s positions in these swap agreements was an asset of $2.6 million. All of the Company’s positions in these swap agreements were settled during the three months ended March 31, 2001 and the Company no longer uses natural gas swaps to manage its cash flow risk arising from the purchase of natural gas used in its plants. As of March 31, 2001, the Company was party to forward purchase agreements with certain of its natural gas suppliers representing 206,000 mmbtu’s of natural gas purchases per month for April, May and June 2001, with an average purchase price of $5.22/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

The Company has designated the interest rate and natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under Statement 133 except as described above for certain portions of two of the interest rate swaps. A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the three-month period ended March 31, 2001 follows (in thousands):

               Transition adjustment on December 31, 2000
               to accumulated other comprehensive income         $    2,220

               Net change arising from current period
               hedging transactions                                     376

               Reclassifications into earnings                       (2,905)
                                                                  ---------
               Accumulated other comprehensive
               loss at March 31, 2001                            $     (309)
                                                                  =========
A summary of the gains and losses recognized in earnings during the three months ended March 31, 2001 follows (in thousands):

               Loss to interest expense related to
               interest rate swap agreements                         $     (178)

               Gain to operating expenses related to
               natural gas swap agreements (effective portion)            2,568

               Gain to other income related to
               natural gas swap agreements (ineffective portion)            515
                                                                      ---------
               Total reclassifications into earnings for the
               three months ended March 31, 2001                     $    2,905
                                                                      =========
Gains and losses reported in accumulated other comprehensive income are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

The entire amount reported in accumulated other comprehensive income as of December 31, 2000 (transition), and as of March 31, 2001, will be reclassified into earnings by the second quarter of fiscal 2001.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 31, 2001

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes factors affecting the Company's results of operations for the three months ended March 31, 2001 and April 1, 2000, and information with respect to the liquidity and capital resources of the Company at March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

GENERAL

     The Company recorded a net loss of $1.1 million for the first quarter of the fiscal year ending December 29, 2001 ("Fiscal 2001"), as compared to a loss of $3.0 million for the first quarter of the fiscal year ended December 30, 2000 ("Fiscal 2000"), an improvement of $1.9 million. Interest expense decreased from $3.4 million in Fiscal 2000 to $3.2 million in Fiscal 2001, primarily due to a $11.6 million decrease in debt and interest rate decreases.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 10% of total sales for both the first quarter of Fiscal 2001 and the first quarter of Fiscal 2000.

     During the first quarter of Fiscal 2001, net sales increased by $0.8 million (1.3%), to $63.6 million as compared to $62.8 million during the first quarter of Fiscal 2000 primarily due to the following: 1) Increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $2.3 million; 2) Increases in finished hides sales of $0.6 million; 3) Increases in the volume of raw materials processed resulted in a $0.3 million increase in sales; partially offset by 4) Decreases in products purchased for resale resulted in a $1.1 million sales decrease; 5) Decreases in overall finished goods prices resulted in a $1.0 million decrease in sales in the first quarter of Fiscal 2001 versus the first quarter of Fiscal 2000. Average market prices for yellow grease were 5.5% lower, tallow prices were 5.3% lower, and meat and bone meal prices were 9.5% higher; and 6) Decreased yields on processing of raw material resulted in a sales decrease of $0.3 million.

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

     During the first quarter of Fiscal 2001, cost of sales and operating expenses decreased $1.1 million (2.2%) to $48.3 million as compared to $49.4 million during the first quarter of Fiscal 2000 primarily as a result of the following: 1) Lower raw material prices paid resulted in a decrease of $1.8 million in cost of sales; 2) Decreases in products purchased for resale resulted in a $1.1 million decrease in cost of sales; 3) Decreases in payroll of $0.6 million; 4) Decreases of $0.3 million in hide cost; 5) Decreases in leased truck expense of $0.2 million; 6) Decreases in gasoline and oil expenses of $0.1 million; 7) Decreases in repairs and maintenance of $0.1 million; and 8) Decreases in other costs and expenses of $0.3 million, partially offset by 9) Increased natural gas expense of $2.7 million,; and 10) Increased fuel oil expenses of $0.7 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $7.0 million during the first quarter of Fiscal 2001, a $0.4 million increase from $6.6 million for the first quarter of Fiscal 2000, due to 1) Increases in bad debt expense of $0.3 million, and 2) Increases in other expenses of $0.1 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges increased $0.1 million to $6.8 million during the first quarter of Fiscal 2001 as compared to $6.7 million during the first quarter of Fiscal 2000.

INTEREST EXPENSE

     Interest expense decreased $0.2 million from $3.4 million during the first quarter of Fiscal 2000 to $3.2 million during the first quarter of Fiscal 2001, primarily due to a $11.6 million decrease in debt and decreases in interest rates.

OTHER INCOME (EXPENSE)

     Other income increased $0.4 million from a net other income of $0.2 million during the first quarter of Fiscal 2000 to net other income of $0.6 million during the first quarter of Fiscal 2001. This increase was primarily due to the ineffective portion of gains on derivative natural gas hedges of $0.5 million recognized under Statement of Financial Accounting Standard No. 133, which was adopted December 31, 2000, the first day of the Company's 2001 fiscal year. See Note 7 to the Consolidated Financial Statements and Accounting Matters elsewhere herein.

INCOME TAXES

     The Company recorded a $0.4 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first quarter of Fiscal 2001 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2001 first quarter loss.

LIQUIDITY, GOING CONCERN RISK, AND CAPITAL RESOURCES

     At March 31, 2001, the Company's borrowings under the Amended and Restated Credit Agreement ("Credit Agreement") were classified as a current liability because the agreement expires on June 30, 2001. As of March 31, 2001, the Company believes it is in compliance with all provisions of the Credit Agreement, and has made all interest and principal payments as they have come due since the Credit Agreement's inception on January 22, 1999. Lenders who are parties to the Credit Agreement with Darling notified Darling on April 9, 2001, that an "Event of Default" had occurred under a section of the Credit Agreement (which appears to relate to Darling's solvency) and unilaterally limited a revolving credit commitment to $125,000,000, or $6,920,000 less than the $131,920,000 specified in the Credit Agreement, while reserving the right to lend more, at the agent bank's discretion. Darling is confident that no Event of Default under the Credit Agreement in fact occurred (including any default relating to solvency).

     As discussed in Note 6, the Company’s management has been in discussions with the Company’s lenders regarding obtaining either new financing or extending the Credit Agreement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining new financing or extending the Credit Agreement, the lenders could declare a default and attempt to realize upon the collateral securing the debt, (which comprises substantially all the Company’s assets). The absence of a new financing agreement or extension of the existing Credit Agreement, creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

     Effective June 5, 1997, the Company entered into the original Credit Agreement which originally provided for borrowings in the form of a $50,000,000 Term Loan and $175,000,000 Revolving Credit Facility. On October 3, 1998, the Company entered into an amendment of the Credit Agreement whereby BankBoston, N.A., as agent, and the other participant banks in the Credit Agreement (the "Banks") agreed to forbear from exercising rights and remedies arising as a result of several existing events of default of certain financial covenants (the "Defaults") under the Credit Agreement, as amended, until November 9, 1998.

     On November 6, 1998, the Company entered into an extension of the Credit Agreement whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks entered into an Amended and Restated Credit Agreement.

      The Credit Agreement provides for borrowings in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility. As of December 30, 2000, the Term Loan was paid in full.

     The Revolving Credit Facility provides for borrowings up to a maximum of $131,920,000 with sublimits available for letters of credit and a swingline. Under the Credit Agreement, the Revolving Credit Facility bears interest, payable quarterly, at a Base Rate (8.25% at March 31, 2001) plus a margin of 1%. Additionally, the Company must pay a commitment fee equal to 0.375% per annum on the unused portion of the Revolving Credit Facility. Under the Credit Agreement, the Revolving Credit Facility provides for a mandatory reduction of $2,500,000 on March 31, 2001, with the remaining balance due at maturity on June 30, 2001. As of March 31, 2001, $109,003,000 was outstanding under the Revolving Credit Facility, and the Company had outstanding irrevocable letters of credit aggregating $10,961,000.

     Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of March 31, 2001, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

     The Company has interest rate swap agreements which are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At March 31, 2001, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. See Note 7 of Notes to the Consolidated Financial Statements for a description of the accounting treatment for these interest rate swap agreements.

     On March 31, 2001, the Company had a working capital deficit of $104.1 million and its working capital ratio was 0.29 to 1 compared to a working capital deficit of $106.8 million and a working capital ratio of 0.30 to 1 on December 30, 2000.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $1.5 million during the first quarter of Fiscal 2001 compared to capital expenditures of $0.9 million during the first quarter of Fiscal 2000.

ACCOUNTING MATTERS

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued by the Financial Accounting Standards Board in June, 1998. The Company adopted Statement 133 on December 31, 2000 (the first day of Fiscal 2001). Statement 133, as amended by Statement 137, standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 30, 2000 or March 31, 2001. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     Upon adoption, the provisions of Statement 133 must be applied prospectively.

     A description of the effect of adopting Statement 133 on December 31, 2000 (the first day of Fiscal 2001), and the effect on consolidated financial position and results of operations as of and for the three months ended March 31, 2001, is included in Note 7 to the Consolidated Financial Statements included elsewhere herein.

     The Company expects that the adoption of Statement 133 will increase the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to those factors discussed elsewhere in this report, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to refinance its Credit Agreement which expires June 30, 2001; the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks affecting the Company are exposures to changes in interest rates on debt and the price of natural gas used in the Company's plants. The Company uses interest rate and, through March, 2001, natural gas swaps to manage these risks. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

     The Company uses interest rate swaps to hedge adverse interest rate changes on a portion of its long-term debt. At March 31, 2001, the Company was party to three interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $70 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matures June 27, 2001, bears interest at 9.83% and the Company's receive rate is based on the Base Rate. The third swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. A one-hundred basis point change in interest rates on borrowing under the Revolving Credit Facility would impact net interest expense by $1.1 million, net of the effect of swaps, for Fiscal 2001.

     As of March 31, 2001, the Company has forward purchase agreements in place for purchases of 206,000 mmbtu's of natural gas per month for April, May and June, 2001, with an average purchase price of $5.22/mmbtu. These agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in Statement 133.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

PART II:         Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended April 1, 2000.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
None.

Reports on Form 8-K
The Registrant filed the following current reports on Form 8-K during the quarter ended March 31, 2001.

Current Report on Form 8-K dated Mrch 29, including information regarding the resignation of one of the directors on the Company's board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: May 14, 2001	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: May 14, 2001	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)