Form 10-Q
period 2001-06-30
DARLING INTERNATIONAL INC
filed 2001-08-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 13, 2001 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.
Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .    3
           June 30, 2001 (unaudited) and December 30, 2000

         Consolidated Statements of Operations (unaudited).  .  .  .  .  .   4
           Three Months and Six Months Ended June 30, 2001 and July 1, 2000

         Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .   5
           Three Months Ended June 30, 2001 and July 1, 2000

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
        ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

                           PART II: OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 30, 2000
(in thousands, except shares and per share data)

                                                                          June 30,    December 30,
                                                                           2001           2000
                                                                         ---------    ------------
ASSETS                                                                  (unaudited)
Current assets:
     Cash and cash equivalents .......................................   $   3,107    $   3,509
     Accounts receivable .............................................      20,388       21,837
     Inventories .....................................................       6,794        8,300
     Prepaid expenses ................................................       3,461        3,046
     Deferred income taxes ...........................................       3,081        3,081
     Assets held for sale ............................................       2,678        3,161
     Other current assets ............................................         284        2,923
                                                                         ---------    ---------
         Total current assets ........................................      39,793       45,857

Property, plant and equipment, less accumulated
   depreciation of $150,634 at June 30, 2001 and
   $140,944 at December 30, 2000 .....................................      81,399       88,242
Collection routes and contracts, less accumulated
   amortization of $20,394 at June 30, 2001 and
   $18,828 at December 30, 2000 ......................................      29,765       32,140
Goodwill, less accumulated amortization of $976
   at June 30, 2001 and $883 at December 30, 2000 ....................       4,530        4,632
Other noncurrent assets ..............................................       4,518        3,634
                                                                         ---------    ---------
                                                                         $ 160,005    $ 174,505
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt ...............................   $ 125,371    $ 109,528
     Accounts payable, principally trade .............................       9,278       14,341
     Accrued expenses ................................................      18,828       23,160
     Accrued interest ................................................         119        3,038
     Deferred income .................................................           -        2,599
                                                                         ---------    ---------
         Total current liabilities ...................................     153,596      152,666
Other non-current liabilities ........................................       7,669       16,247
Deferred income taxes ................................................       2,886        2,868
                                                                         ---------    ---------

         Total liabilities ...........................................     164,151      171,781
                                                                         ---------    ---------

Stockholders' Equity (Deficit)
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued ......................................           -           -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding .....................         156         156
     Additional paid-in capital ......................................      35,063      35,063
     Accumulated deficit .............................................     (39,365)    (32,495)
                                                                         ---------    --------
         Total stockholders' equity (deficit) ........................      (4,146)      2,724
                                                                         ---------    --------
Contingencies (note 3)
                                                                         $ 160,005   $ 174,505
                                                                         =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2001 and July 1, 2000
(in thousands, except per share data)

                                                      Three Months Ended         Six Months Ended
                                                    ----------------------    ----------------------
                                                     June 30,      July 1,     June 30,     July 1,
                                                       2001         2000         2001        2000
                                                    ---------    ---------    ---------    ---------
                                                         (unaudited)               (unaudited)

Net sales .......................................   $  58,614    $  61,557    $ 122,248    $ 124,374
                                                    ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses .......      46,690       49,014       95,002       98,374
     Selling, general and administrative expenses       6,778        6,934       13,783       13,492
     Depreciation and amortization ..............       6,488        6,809       13,302       13,514
                                                    ---------    ---------    ---------    ---------
        Total costs and expenses ................      59,956       62,757      122,087      125,380
                                                    ---------    ---------    ---------    ---------
        Operating income (loss) .................      (1,342)      (1,200)         161       (1,006)
                                                    ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense ...........................      (3,267)      (3,497)      (6,494)      (6,913)
     Other, net .................................      (1,112)         (69)        (537)         126
                                                    ---------    ---------    ---------    ---------
         Total other expense ....................      (4,379)      (3,566)      (7,031)      (6,787)
                                                    ---------    ---------    ---------    ---------
        Loss from continuing operations
         before income taxes ....................      (5,721)      (4,766)      (6,870)      (7,793)

Income tax benefit ..............................           -            -            -            -
                                                    ---------    ---------    ---------    ---------
        Loss from continuing operations .........      (5,721)      (4,766)      (6,870)      (7,793)

Discontinued operations:
        Gain on disposal of discontinued
             operations, net of tax .............           -          121            -          121
                                                    ---------    ---------    ---------    ---------
        Net loss ................................   $  (5,721)   $  (4,645)   $  (6,870)   $  (7,672)
                                                    =========    =========    =========    =========

Basic and diluted loss per share:
        Continuing operations ...................   $   (0.37)   $   (0.31)   $   (0.44)   $   (0.50)
        Discontinued operations:
         Gain on disposal .......................           -         0.01            -         0.01
                                                    ---------    ---------    ---------    ---------
              Total .............................   $   (0.37)   $   (0.30)   $   (0.44)   $   (0.49)
                                                    =========    =========    =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and July 1, 2000
(in thousands)

                                                                       Six Months Ended
                                                                     June 30,      July 1,
                                                                       2001         2000
                                                                    ----------   ----------
                                                                   (unaudited)

Cash flows from operating activities:
     Loss from continuing operations ............................   $  (6,870)   $  (7,793)
     Adjustments to reconcile net loss from continuing operations to net cash provided (used) by operating activities:
        Depreciation and amortization ...........................      13,302       13,514
        Gain on sales of assets .................................        (244)        (494)
        Changes in operating assets and liabilities:
         Accounts receivable ....................................       1,449         (856)
         Inventories and prepaid expenses .......................       1,091         (323)
         Accounts payable and accrued expenses ..................     (11,994)      (2,666)
         Accrued interest .......................................      (2,919)         (33)
         Other ..................................................      (2,847)         155
                                                                    ---------    ---------
      Net cash provided (used) by continuing operations .........      (9,032)       1,504
      Net cash provided by discontinued operations ..............           -          121
                                                                    ---------    ---------
      Net cash provided (used) by operating activities ..........      (9,032)       1,625
                                                                    ---------    ---------

Cash flows from investing activities:
     Recurring capital expenditures .............................      (3,782)      (3,374)
     Gross proceeds from sale of property, plant and equipment
        and other assets ........................................         141          920
     Payments related to routes and other intangibles ...........           -          (37)
                                                                     ---------    ---------
              Net cash used by investing activities .............      (3,641)      (2,491)
                                                                    ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt ...............................     125,371       87,973
     Payments on long-term debt .................................    (109,498)     (86,097)
     Contract payments ..........................................      (3,292)        (897)
     Net cash used in discontinued operations ...................        (310)           -
                                                                    ---------    ---------
              Net cash provided by financing activities .........      12,271          979
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents ............        (402)         113
Cash and cash equivalents at beginning of period ................       3,509        1,828
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $   3,107    $   1,941
                                                                    =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ...............................................   $   9,413    $   6,032
                                                                    =========    =========
         Income taxes, net of refunds ...........................   $      28    $     120
                                                                    =========    =========

    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at June 30, 2001, the Company has $125.4 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. The Company entered into a four-month forbearance agreement effective June 29, 2001, with the parties to its existing Credit Agreement that extends the existing Credit Agreement to October 31, 2001. The forbearance agreement, among other things, raises the interest rate under the Credit Agreement from 1% over prime to 3% over prime, requires the payment of a fee of $1.3 million to the lenders with respect to the forbearance agreement and related matters, and limits financial covenants to certain minimum cash flows based upon the Company’s own projected cash flow for certain periods during the four-month forbearance period. If the Company is unable to consummate a new financing arrangement as discussed herein, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due at maturity and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern for a reasonable period of time. See the Company’s Form 10-K for the fiscal year ended December 30, 2000, for disclosures related to Going Concern Risk contained therein, and Note 6 – Liquidity, Going Concern Risk and Capital Resources, contained herein.

(1)	General

The accompanying consolidated financial statements for the three month and six month periods ended June 30, 2001 and July 1, 2000 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2000.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of June 30, 2001, and include the 13 weeks and 26 weeks ended June 30, 2001, and the 13 weeks and 26 weeks ended July 1, 2000.

(c) Loss Per Share

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common stock shares outstanding during the year.

The weighted average common shares used for basic loss per common share was 15,589,077 for both the three months and six months ended June 30, 2001 and July 1, 2000. All outstanding stock options were excluded from diluted loss per common share for both periods as the effect was antidilutive. Outstanding stock options excluded were 3,024,185 and 2,485,105 for the three months and six months ended June 30, 2001 and July 1, 2000, respectively.

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

The Company has established loss reserves for insurance, environmental and litigation matters. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates possible losses related to environmental and litigation matters, based on certain assumptions, is approximately $1.1 million at June 30, 2001. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $6.5 million and $13.1 million at June 30, 2001 and December 30, 2000, respectively. The decline in the balance of reserves is primarily due to an expired letter of credit of $5.9 million drawn by the holder. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

       Business Segment Net Sales (in thousands):

                                       Three Months Ended          Six Months Ended
                                   ---------------------------------------------------

                                    June 30,      July 1,        June 30,     July 1,
                                      2001          2000           2001         2000
                                   ------------------------      ---------------------
                Rendering:
                   Trade           $  43,464     $  48,234      $  93,226    $  95,873
                   Intersegment        6,630         6,495         12,818       14,068
                                   ---------     ---------       --------     --------
                                      50,094        54,729        106,044      109,941
                                    --------      --------        -------      -------
                Restaurant Services:
                   Trade              15,150        13,323         29,022       28,501
                   Intersegment        1,558         2,209          3,357        4,487
                                   ---------     ---------      ---------    ---------
                                      16,708        15,532         32,379       32,988
                                    --------      --------       --------     --------

                Eliminations          (8,188)       (8,704)       (16,175)     (18,555)
                                   ---------     ---------       --------      -------
                Total              $  58,614     $  61,557       $122,248     $124,374
                                    ========      ========        =======      =======

         Business Segment Profit (Loss)  (in thousands):

                                               Three Months Ended              Six Months Ended
                                            -----------------------------------------------------
                                              June 30,     July 1,           June 30,    July 1,
                                                2001        2000               2001       2000
                                            -----------------------         ---------------------

                Rendering                   $  2,413      $  2,135          $  4,913     $  4,717
                Restaurant Services            2,304           537             3,239        1,812
                Corporate Activities          (7,171)       (3,941)           (8,528)      (7,409)
                Interest expense              (3,267)       (3,497)           (6,494)      (6,913)
                                             -------       -------           -------      -------
                Loss before income taxes    $ (5,721)     $ (4,766)         $ (6,870)    $ (7,793)
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

Business Segment Assets (in thousands):

                                                June 30,      December 30,
                                                 2001             2000
                                           ----------------------------------
             Rendering                          $59,579           $64,199
             Restaurant Services                 17,770            17,290
             Combined Rend./Rest. Svcs.          65,888            72,722
             Corporate Activities                16,768            20,294
                                               --------          --------
             Total                             $160,005          $174,505
                                                =======           =======
(5)	Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company’s assessment of these matters at June 30, 2001, the Company recorded an additional valuation allowance of $2.0 million to eliminate the deferred tax benefit attributable to the Fiscal 2001 second quarter loss.

(6)	Liquidity, Going Concern Risk and Capital REsources

At June 30, 2001, the Company’s borrowings in the amount of $125.4 million under the Amended and Restated Credit Agreement (“Credit Agreement”) were classified as a current liability, because the Credit Agreement had an expiration date of June 30, 2001. Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios.

The Company entered into a four-month forbearance agreement effective June 29, 2001, with the parties to its existing Credit Agreement that extends the existing Credit Agreement to October 31, 2001. The forbearance agreement, among other things, raises the interest rate under the Credit Agreement from 1% over prime to 3% over prime, requires the payment of a fee of $1.3 million to the lenders with respect to the forbearance agreement and related matters, and limits financial covenants to certain minimum cash flows based upon the Company’s own projected cash flow for certain periods during the four-month forbearance period.

The Company’s management is in discussions with the Company’s lenders regarding obtaining a new financing arrangement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining a new financing arrangement, the lenders could declare a default and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

(7)	Derivative Instruments

Effective December 31, 2000 (the first day of fiscal 2001), the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133, as amended, standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 30, 2000, March 31, 2001, or June 30, 2001. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Upon adoption, the provisions of Statement 133 must be applied prospectively.

Upon adoption of Statement 133 on December 31, 2000, the Company was party to interest rate and natural gas swaps to manage the risk of changes in cash flows related to interest expense on floating-rate borrowings under its Revolving Credit Facility and the purchase of natural gas used in its plants.

Interest Rate Swap Agreements

The Company is party to two interest rate swap agreements whereby the interest obligation on $45 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, the second swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank has declined to exercise, and a third swap agreement for $25 million matured on June 27, 2001. Since the Company’s existing Credit Agreement terminated in June, 2001, only the third swap agreement and the portion of the first two swap agreements through June, 2001 are accounted for as hedges. The Company recorded a liability of $.5 million at December 30, 2000 and charge to other expense for the fair value of the portion of the first two swap agreements which extend beyond June, 2001, and continues to follow this policy. At June 30, 2001, the fair value of this liability is $1.1 million.

Natural Gas Swap Agreements

At December 31, 2001 and through March, 2001, the Company was party to natural gas swap agreements representing 300,000 mmbtu’s of natural gas per month for January, February and March, 2001, with a purchase price of $4.682/mmbtu. At December 31, 2001, the fair value of the Company’s positions in these swap agreements was an asset of $2.6 million. All of the Company’s positions in these swap agreements were settled during the three months ended March 31, 2001, and the Company no longer uses natural gas swaps to manage its cash flow risk arising from the purchase of natural gas used in its plants. As of June 30, 2001, the Company was party to forward purchase agreements with certain of its natural gas suppliers representing approximately 195,800 mmbtu’s of natural gas purchases per month for July through December, 2001, with an average purchase price of $4.98/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

The Company has designated the interest rate and natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under Statement 133 except as described above for certain portions of two of the interest rate swaps. A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the six-month period ended June 30, 2001 follows (in thousands):

               Transition adjustment on December 31, 2000
               to accumulated other comprehensive income         $    2,220

               Net change arising from current period
               hedging transactions                                     376

               Reclassifications into earnings                       (2,596)
                                                                  ---------
               Accumulated other comprehensive
               income at March 31, 2001                         $        -
                                                                  =========
A summary of the gains and losses recognized in earnings during the six months ended June 30, 2001 follows (in thousands):

               Loss to interest expense related to
               interest rate swap agreements                         $     (487)

               Gain to operating expenses related to
               natural gas swap agreements (effective portion)            2,568

               Gain to other income related to
               natural gas swap agreements (ineffective portion)            515
                                                                      ---------
               Total reclassifications into earnings for the
               six months ended June 30, 2001                        $    2,596
                                                                      =========
Gains and losses reported in accumulated other comprehensive income are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

Amounts reported in accumulated other comprehensive income as of December 31, 2000 (transition), and as of March 31, 2001, were reclassified into earnings by June 30, 2001.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 31, 2001

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes factors affecting the Company's results of operations for the three and six months ended June 30, 2001 and July 1, 2000, and information with respect to the liquidity and capital resources of the Company at June 30, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

GENERAL

     The Company recorded a net loss of $5.7 million for the second quarter of the fiscal year ending December 29, 2001 ("Fiscal 2001"), as compared to a loss of $4.6 million for the second quarter of the fiscal year ended December 30, 2000 ("Fiscal 2000"), an increased loss of $1.1 million. Interest expense decreased from $3.5 million in the second quarter of Fiscal 2000 to $3.3 million in the second quarter of Fiscal 2001, primarily due to interest rate decreases.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 9.9% of total sales in the second quarter of Fiscal 2001 and 13.0% of total sales in the second quarter of Fiscal 2000.

During the second quarter of Fiscal 2001, net sales decreased by $3.0 million (4.8%), to $58.6 million as compared to $61.6 million during the second quarter of Fiscal 2000, primarily due to the following: 1) Decreases in finished goods prices resulted in a $4.2 million decrease in sales in the second quarter of Fiscal 2001, compared to the second quarter of Fiscal 2000. Average market prices for yellow grease were down 4.1%, tallow prices were up 1.5%, and meat and bone meal prices were down 18.9%; 2) Decreases in products purchased for resale of $2.2 million; 3) Decreases in raw material inage volume of $0.4 million; partially offset by 4) Increases in collection fees of $2.6 million; 5) Increases in finished hide sales of $1.0 million; and 6) Other increases of $0.2 million.

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

During the second quarter of Fiscal 2001, cost of sales and operating expenses decreased $2.3 million (4.7%) to $46.7 million as compared to $49.0 million during the second quarter of Fiscal 2000 primarily as a result of the following: 1) Lower raw material prices paid resulted in a decrease of $3.4 million in cost of sales; 2) Decreases in products purchased for resale resulted in a $2.2 million decrease in cost of sales; 3) Decreases in payroll of $0.4 million; partially offset by 4) Increased energy expenses of $2.7 million; 5) Increases in hide cost of $0.3 million; and 6) Other increases of $0.7 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

      Selling, general and administrative costs were $6.8 million during the second quarter of Fiscal 2001, a $0.1 million decrease from $6.9 million for the second quarter of Fiscal 2000, primarily due to decreases in payroll expense of $0.1 million.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization charges decreased $0.3 million to $6.5 million during the second quarter of Fiscal 2001 as compared to $6.8 million during the second quarter of Fiscal 2000.

INTEREST EXPENSE

      Interest expense decreased $0.2 million from $3.5 million during the second quarter of Fiscal 2000 to $3.3 million during the second quarter of Fiscal 2001, primarily due to decreases in interest rates.

OTHER INCOME (EXPENSE)

      Other expense increased $1.0 million from net other expense of $0.1 million during the second quarter of Fiscal 2000 to net other expense of $1.1 million during the second quarter of Fiscal 2001. This increase was primarily due to loss on the early retirement of a noncompete liability of $0.4 million and loss on fair value adjustments on the interest rate swap agreements which extend beyond the June, 2001, maturity date of the Credit Agreement of $0.5 million.

INCOME TAXES

      The Company recorded a $2.0 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the second quarter of Fiscal 2001 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2001 second quarter loss.

CAPITAL EXPENDITURES

      The Company made capital expenditures of $2.3 million during the second quarter of Fiscal 2001 compared to capital expenditures of $2.2 million during the second quarter of Fiscal 2000, an increase of $0.1 million.

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

GENERAL

      The Company recorded a loss of $6.9 million for the first six months of Fiscal 2001, as compared to a net loss of $7.7 million for the first six months of Fiscal 2000, an improvement of $0.8 million. The decrease in the operating loss was primarily due to increases in collection fees and finished hide prices, reductions in depreciation, and interest expense, partially offset by higher energy expenses in Fiscal 2001. Interest expense decreased from $6.9 million in Fiscal 2000 to $6.5 million in Fiscal 2001, primarily due to interest rate reductions.

NET SALES

      The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitutes 9.2% of total sales for the first six months of Fiscal 2001 and 11.5% of total sales for the first six months of Fiscal 2000.

During the first six months of Fiscal 2001, net sales decreased $2.1 million (1.7%), to $122.3 million as compared to $124.4 million during the first six months of Fiscal 2000, primarily due to the following: 1) Decreases in overall finished goods prices resulted in a $5.2 million decrease in sales in the first six months of Fiscal 2001 versus the first six months of Fiscal 2000. Average market prices for yellow grease were 4.7% lower, tallow prices were 1.9% lower, and meat and bone meal prices were 5.3% lower; 2) Decreases in products purchased for resale resulted in a $3.4 million sales decrease; 3) Decreases in yield on production of finished product resulted in a $0.4 million sales decrease; and 4) Other decreases of $0.1 million; partially offset by 5) Increases in collection fees of $5.4 million; and 6) Increases in finished hide sales of $1.6 million.

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

During the first six months of Fiscal 2001, cost of sales and operating expenses decreased $3.4 million (3.5%) to $95.0 million as compared to $98.4 million during the first six months of Fiscal 2000 primarily as a result of the following: 1) Lower raw material prices paid resulted in a decrease of $5.3 million; 2) Decreases in products purchased for resale resulted in a $3.4 million decrease; 3) Decreases in payroll of $0.9 million; partially offset by 4) Increased energy expenses of $5.6 million; and 5) Other increases of $0.6 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

      Selling, general and administrative costs were $13.8 million during the first six months of Fiscal 2001, a $0.3 million increase from $13.5 million for the first six months of Fiscal 2000. The increase results from higher bad debt expense of $0.4 million and higher legal expense of $0.3 million, net of decreases in various expenses of $0.4 million.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization charges decreased $0.2 million to $13.3 million during the first six months of Fiscal 2001 as compared to $13.5 million during the first six months of Fiscal 2000.

INTEREST EXPENSE

      Interest expense decreased $0.4 million from $6.9 million during the first six months of Fiscal 2000 to $6.5 million during the first six months of Fiscal 2001, primarily due decreases in interest rates.

INCOME TAXES

      The Company recorded a $2.4 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first six months of Fiscal 2001, with the result that no deferred tax benefit was recorded attributable to the Fiscal 2001 loss for the first six months.

CAPITAL EXPENDITURES

      The Company made capital expenditures of $3.8 million during the first six months of Fiscal 2001 compared to capital expenditures of $3.4 million during the first six months of Fiscal 2000.

DISCONTINUED OPERATIONS

      The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a $0.1 million gain during the first six months of Fiscal 2000. The sale of this business segment was closed on April 5, 1999.

LIQUIDITY, GOING CONCERN RISK AND CAPITAL RESOURCES

      The Company generated a net loss of $6.9 million for the six months ended June 30, 2001 compared to a net loss of $7.7 million in the six months ended July 1, 2000.

Cash used by operating activities was $9.0 million in the six months ended June 30, 2001, compared to cash provided by operating activities of $1.6 million in the prior year comparable period. This decline is primarily due to payment on drawn letters of credit and accrued interest. Prices for the products the Company sells decreased approximately 15% during the six months ended June 30, 2001. Increases in collection fees partially offset this decline.

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

On June 30, 2001, the Company had a working capital deficit of $113.8 million and its working capital ratio was 0.26 to 1 compared to a working capital deficit of $106.8 million and a working capital ratio of 0.30 to 1 on December 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The pronouncement of Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact of these standards on its financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to those factors discussed elsewhere in this report, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to refinance its Credit Agreement which expired June 30, 2001, and was extended by a four-month forbearance agreement to October 31, 2001; the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, and the price of natural gas used in the Company's plants. Predominantly all of the Company's finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company uses interest rate and, through March, 2001, natural gas swaps to manage these related risks. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

     At June 30, 2001, the Company was party to two interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $45 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. The second swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank has declined to exercise, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. A third swap agreement for $25 million matured June 27, 2001, bore interest at 9.83% and the Company's receive rate was based on the Base Rate.

      As of June 30, 2001, the Company has forward purchase agreements in place for purchases of approximately 195,800 mmbtu's of natural gas per month for July through December, 2001, with an average purchase price of $4.98/mmbtu.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2000

PART II:         Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The matters voted upon at the annual meeting of stockholders held on May 16, 2001 were as follows:

The election of six directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

         Joe Colonnetta
         --------------
                  For      13,592,696              Against/Withheld     8,547

         Fredric J. Klink
         ----------------
                  For      13,592,496              Against/Withheld     8,747

         Dennis B. Longmire
         ------------------
                  For      13,244,981              Against/Withheld 356,262

         James A. Ransweiler
         -------------------
                  For      13,592,396              Against/Withheld     8,847

         Denis J. Taura
         --------------
                  For      13,592,696              Against/Withheld     8,547

         Bruce Waterfall
         ---------------
                  For      13,360,096              Against/Withheld 241,147
Amended the Company’s 1994 Employee Flexible Stock Option Plan (the “1994 Plan”) to reduce restrictions on award of stock options in any year, to delete vesting period requirements, to add a six-month holding period requirement for option holders utilizing Company stock to pay the exercise price of options, to give the Compensation Committee the ability to permit transfer of nonqualified stock options by the option holder, to allow the Compensation Committee flexibility to permit post-termination exercise periods in excess of periods formerly mandated under the 1994 Plan, to clarify employee transfers to subsidiaries and affiliates of the Company does not result in termination, but sale of the Company’s interests in such entities constitutes termination, to simplify procedures to amend the 1994 Plan in the future, and approve the “CEO Option” whereby the CEO was granted options to buy 540,000 shares of Common Stock at an exercise price equal to $0.50 per share.

                  For      9,869,511                 Against/Withheld 3,731,732

Authorized the Board of Directors to grant under the 1994 Plan on or after June 4, 2001 options to purchase 735,355 shares of Common Stock at 100% of fair market value on such date to key employees who surrendered an equal number of options on December 1, 2000.

                  For      9,371,494                Against/Withheld 4,229,749

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
None.

Reports on Form 8-K
The Registrant filed the following current report on Form 8-K during the quarter ended June 30, 2001.

Current Report on Form 8-K dated April 9, 2001, including information regarding the notice from its Lenders that an "Event of Default" had occurred under a provision of the Company's Credit Agreement.

Current Report on Form 8-K dated July 11, 2001, effective June 29, 2001, including information regarding the four-month forbearance agreement that extends the Company's Credit Agreement, as amended, until October 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: August 14, 2001	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: August 14, 2001	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)