Form 10-Q
period 2001-09-29
DARLING INTERNATIONAL INC
filed 2001-11-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended September 29, 2001

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 13, 2001 was 15,589,077.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 2001

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.
Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    3
           September 29, 2001 (unaudited) and December 30, 2000

         Consolidated Statements of Operations (unaudited).  .  .  .  .  .  .  .  .  .  .  .   4
           Three Months and Nine Months Ended September 29, 2001 and September 30, 2000

         Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  .  .  .  .  .  .   5
           Nine Months Ended September 29, 2001 and September 30, 2000

         Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  .  .  .  .  .    6

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
        ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

                           PART II: OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .   19

        Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   20

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 29, 2001 and December 30, 2000
(in thousands, except shares and per share data)

                                                                         September 29,   December 30,
                                                                              2001           2000
                                                                         -------------   ------------
ASSETS                                                                   (unaudited)
Current assets:

     Cash and cash equivalents ........................................   $   3,408      $   3,509
     Accounts receivable ..............................................      25,285         21,837
     Inventories ......................................................       8,937          8,300
     Prepaid expenses .................................................       3,492          3,046
     Deferred income tax assets .......................................       3,081          3,081
     Assets held for sale .............................................       2,678          3,161
     Other ............................................................         291          2,923
                                                                          ---------      ---------
         Total current assets .........................................      47,172         45,857

Property, plant and equipment, less accumulated
   depreciation of $153,912 at September 29, 2001 and
   $140,944 at December 30, 2000 .....................................       78,214         88,242
Collection routes and contracts, less accumulated
   amortization of $21,030 at September 29, 2001 and
   $18,828 at December 30, 2000 ......................................       28,560         32,140
Goodwill, less accumulated amortization of $1,026
   at September 29, 2001 and $883 at December 30, 2000 ...............        4,479          4,632
Other noncurrent assets ..............................................        6,253          3,634
                                                                          ---------      ---------
                                                                          $ 164,678      $ 174,505
                                                                          =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt ................................    $124,174       $109,528
     Accounts payable, principally trade ..............................      13,899         14,341
     Accrued expenses .................................................      20,873         23,160
     Accrued interest .................................................       2,990          3,038
     Deferred income ..................................................           -          2,599
                                                                          ---------      ---------
         Total current liabilities ....................................     161,936        152,666
Other non-current liabilities .........................................       7,539         16,247
Deferred income taxes .................................................       2,868          2,868
                                                                          ---------      ---------

         Total liabilities ............................................     172,343        171,781
                                                                          ---------      ---------

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued .......................................           -              -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,077 shares issued and outstanding ......................         156            156
     Additional paid-in capital .......................................      35,063         35,063
     Accumulated deficit ..............................................     (42,884)       (32,495)
                                                                          ---------      ---------
         Total stockholders' equity (deficit) .........................      (7,665)         2,724
Contingencies (note 3)
                                                                           $164,678       $174,505
                                                                          =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 29, 2001 and September 30, 2000
(in thousands, except per share data)

                                                           Three Months Ended            Nine Months Ended
                                                         ----------------------       ----------------------
                                                          Sept. 29,    Sept. 30,       Sept. 29,     Sept. 30,
                                                            2001         2000            2001          2000
                                                         ---------     ---------       ---------     ---------
                                                        (unaudited)                   (unaudited)

Net sales .............................................   $  65,045    $  57,629       $ 187,293     $ 182,003
                                                          ---------    ---------       ---------     ---------

Costs and expenses:
     Cost of sales and operating expenses .............      51,242       46,065         146,244       144,439
     Selling, general and administrative expenses .....       6,805        6,290          20,588        19,782
     Depreciation and amortization ....................       6,056        6,824          19,358        20,338
                                                          ---------    ---------       ---------     ---------
        Total costs and expenses ......................      64,103       59,179         186,190       184,559
                                                          ---------    ---------       ---------     ---------
        Operating income (loss) .......................         942       (1,550)          1,103        (2,556)
                                                          ---------    ---------       ---------     ---------

Other income (expense):
     Interest expense .................................      (3,956)      (3,545)        (10,450)      (10,458)
     Other, net .......................................        (505)         (74)         (1,042)           52
                                                          ---------    ---------       ---------     ---------
         Total other expense ..........................      (4,461)      (3,619)        (11,492)      (10,406)
                                                          ---------    ---------       ---------     ---------
        Loss from continuing operations
         before income taxes ..........................      (3,519)      (5,169)        (10,389)      (12,962)

Income taxes ..........................................           -            -               -             -
                                                          ---------    ---------       ---------     ---------
        Loss from continuing operations ...............      (3,519)      (5,169)        (10,389)      (12,962)

Discontinued operations:
        Gain on disposal of discontinued
             operations, net of tax ...................           -            -               -           121
                                                          ---------    ---------       ---------     ---------
        Net loss ......................................   $  (3,519)   $  (5,169)      $ (10,389)    $ (12,841)
                                                          =========    =========       =========     =========

Basic and diluted loss per share:
        Continuing operations .........................   $   (0.23)   $   (0.33)      $   (0.67)    $   (0.83)
        Discontinued operations:
         Gain on disposal .............................           -            -               -          0.01
                                                          ---------    ---------       ---------     ---------
              Total ...................................   $   (0.23)   $   (0.33)      $   (0.67)    $   (0.82)
                                                          =========    =========       =========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 29, 2001 and September 30, 2000
(in thousands)

                                                                       Nine Months Ended
                                                                   ----------------------------
                                                                   September 29,  September 30,
                                                                        2001          2000
                                                                   -------------  -------------
                                                                    (unaudited)

Cash flows from operating activities:
     Loss from continuing operations ............................   $ (10,389)      $ (12,962)
     Adjustments to reconcile net loss from continuing operations to net cash provided (used) by operating activities:
        Depreciation and amortization ...........................      19,358          20,338
        Gain on sales of assets .................................        (109)           (318)
        Changes in operating assets and liabilities:
         Accounts receivable ....................................      (3,371)           (103)
         Inventories and prepaid expenses .......................      (1,083)            941
         Accounts payable and accrued expenses ..................      (5,328)         (4,492)
         Accrued interest .......................................         (48)          2,994
         Other ..................................................      (4,123)          3,879
                                                                    ---------       ---------
      Net cash provided (used) by continuing operations .........      (5,093)         10,277
      Net cash provided by discontinued operations ..............           -             121
                                                                    ---------       ---------
      Net cash provided (used) by operating activities ..........      (5,093)         10,398
                                                                    ---------       ---------

Cash flows from investing activities:
     Capital expenditures .......................................      (6,016)         (4,876)
     Gross proceeds from sale of property, plant and equipment
        and other assets ........................................         142           2,620
     Additions to intangibles ...................................        (310)            (67)
                                                                    ---------       ---------
              Net cash used by investing activities .............      (6,184)         (2,323)
                                                                    ---------       ---------

Cash flows from financing activities:
     Proceeds from long-term debt ...............................     157,021         129,635
     Payments on long-term debt .................................    (142,375)       (132,613)
     Contract payments ..........................................      (3,470)         (1,427)
                                                                    ---------       ---------
              Net cash provided (used) by financing activities ..      11,176          (4,405)
                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents ............        (101)          3,670
Cash and cash equivalents at beginning of period ................       3,509           1,828
                                                                    ---------       ---------
Cash and cash equivalents at end of period ......................   $   3,408           5,498
                                                                    =========       =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ...............................................   $  10,498       $   7,464
                                                                    =========       =========
         Income taxes, net of refunds ...........................   $      41       $  (2,194)
                                                                    =========       =========

   The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 29, 2001
(unaudited)

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at September 29, 2001, the Company has $124.2 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. The Company entered into a four-month forbearance agreement effective June 29, 2001, with the parties to its existing Credit Agreement that extended the existing Credit Agreement to October 31, 2001. On October 31, 2001, the Company entered an amendment to its existing Credit Agreement to extend the forbearance agreement three months to January 31, 2002. The forbearance agreement, among other things, raises the interest rate under the Credit Agreement from 1% over prime to 3% over prime, requires the payment of a fee of $2.6 million to the lenders with respect to the forbearance agreement, the amendment to the forbearance agreement, and related matters, and limits financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due at maturity and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern. See the Company’s Form 10-K for the fiscal year ended December 30, 2000, for disclosures related to Going Concern Risk contained therein, and Note 6 – Liquidity, Going Concern Risk, and Capital Resources, contained herein.

(1)	General

The accompanying consolidated financial statements for the three month and nine month periods ended September 29, 2001 and September 30, 2000 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2000.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 29, 2001, and include the 13 weeks and 39 weeks ended September 29, 2001, and the 13 weeks and 39 weeks ended September 30, 2000.

(c) Earnings (Loss) Per Common Share

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

The weighted average common shares used for basic earnings (loss) per common share was 15,589,077 for the three months and nine months ended September 29, 2001 and September 30, 2000. The effect of all outstanding stock options was excluded from diluted earnings (loss) per common share for all periods as the effect was antidilutive. Outstanding stock options were 3,024,185 and 2,516,304 for the three and nine months ended September 29, 2001, and September 30, 2000, respectively.

(3)	Contingencies

LITIGATION

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of plaintiffs’ property, and plaintiffs seek damages, including mental anguish, exemplary damages and injunctive relief. In a lawsuit with similar allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

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

The Company has established loss reserves for insurance, environmental and litigation matters. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The Company estimates possible losses related to environmental and litigation matters, based on certain assumptions, is approximately $7.0 million at September 29, 2001. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $6.4 million and $13.1 million at September 29, 2001 and December 30, 2000, respectively. The decline in the balance of reserves is primarily due to an expired letter of credit of $5.9 million drawn by the holder. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

       Business Segment Net Sales (in thousands):
                                                            Three Months Ended                Nine Months Ended
                                                    --------------------------------------------------------------------
                                                      September 29,    September 30,    September 29,    September 30,
                                                          2001             2000             2001             2000
                                                    --------------------------------------------------------------------
                Rendering:
                       Trade                            $  48,974        $  43,683         $142,200         $139,556
                       Intersegment                         9,735            5,586           22,552           19,653
                                                        ---------        ---------         --------         --------
                                                           58,709           49,269          164,752          159,209
                                                         --------         --------          -------          -------
                Restaurant Services:
                       Trade                               16,071           13,946           45,093           42,447
                       Intersegment                         1,650            1,799            5,008            6,286
                                                        ---------        ---------        ---------        ---------
                                                           17,721           15,745           50,101           48,733
                                                         --------         --------         --------         --------

                Eliminations                              (11,385)          (7,385)         (27,560)         (25,939)
                                                         --------        ---------         --------         --------
                Total                                   $  65,045        $  57,629         $187,293         $182,003
                                                         ========         ========          =======          =======

                  Business Segment Profit (Loss)  (in thousands):

                                                             Three Months Ended                 Nine Months Ended
                                                     ---------------------------------------------------------------------
                                                       September 29,    September 30,     September 29,    September 30,
                                                           2001              2000             2001             2000
                                                     ---------------------------------------------------------------------

                Rendering                               $  2,595         $  1,016          $  7,508         $  5,733
                Restaurant Services                        3,095              732             6,334            2,531
                Corporate Activities                      (5,255)          (3,372)          (13,783)         (10,768)
                Interest expense                          (3,954)          (3,545)          (10,448)         (10,458)
                                                         -------          -------           -------          -------
                Loss from continuing operations
                   before income taxes                  $ (3,519)        $ (5,169)         $(10,389)        $(12,962)
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

Business Segment Assets (in thousands):

                                                                              September 29,     December 30,
                                                                                 2001               2000
                                                                         --------------------------------------
             Rendering                                                        $  60,544         $  64,199
             Restaurant Services                                                 16,898            17,290
             Combined Rend./Rest. Svcs.                                          68,981            72,722
             Corporate Activities                                                18,255            20,294
                                                                               --------          --------
             Total                                                             $164,678          $174,505
                                                                                =======           =======
(5)	Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company’s assessment of these matters at September 29, 2001, the Company recorded an additional valuation allowance of $1.2 million to eliminate the deferred tax benefit attributable to the Fiscal 2001 third quarter loss.

(6)	Liquidity, Going Concern, and Capital Resources

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

The Company entered into a forbearance agreement effective June 29, 2001, with the parties to its existing Credit Agreement that extends the existing Credit Agreement to October 31, 2001. On October 31, 2001, the Company entered an amendment to its existing Credit Agreement to extend the forbearance agreement to January 31, 2002. The forbearance agreement, among other things, raises the interest rate under the Credit Agreement from 1% over prime to 3% over prime, requires the payment of a fee of $2.6 million to the lenders with respect to the forbearance agreement, the amendment to the forbearance agreement, and related matters, and limits financial covenants to certain minimum cash flows based upon the Company’s own projected cash flow for certain periods during the forbearance period.

The Company’s management is in discussions with the Company’s lenders to obtain a new financing arrangement, but no agreement has been consummated. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not successful in obtaining a new financing arrangement, the lenders could declare a default and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

(7)	Derivative Instruments

Effective December 31, 2000 (the first day of fiscal 2001), the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133, as amended, standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 30, 2000, or during the nine months ended September 29, 2001. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Upon adoption, the provisions of Statement 133 must be applied prospectively.

Upon adoption of Statement 133 on December 31, 2000, the Company was party to interest rate and natural gas swaps to manage the risk of changes in cash flows related to interest expense on floating-rate borrowings under its Revolving Credit Facility and the purchase of natural gas used in its plants.

Interest Rate Swap Agreements

The Company is party to two interest rate swap agreements whereby the interest obligation on $45 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, the second swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank has declined to exercise, and a third swap agreement for $25 million matured on June 27, 2001. Since the Company’s existing Credit Agreement terminated in June, 2001, only the third swap agreement and the portion of the first two swap agreements through June, 2001 are accounted for as hedges. The Company recorded a liability of $0.5 million at December 30, 2000 and charge to other expense for the fair value of the portion of the first two swap agreements which extend beyond June, 2001, and continues to follow this policy. At September 29, 2001, the fair value of this liability is $1.3 million.

Natural Gas Swap Agreements

At December 30, 2000 and through March, 2001, the Company was party to natural gas swap agreements representing 300,000 mmbtu’s of natural gas per month for January, February and March, 2001, with a purchase price of $4.68/mmbtu. At December 30, 2000, the fair value of the Company’s positions in these swap agreements was an asset of $2.6 million. All of the Company’s positions in these swap agreements were settled during the three months ended March 31, 2001, and the Company no longer uses natural gas swaps to manage its cash flow risk arising from the purchase of natural gas used in its plants. As of September 29, 2001, the Company was party to forward purchase agreements with certain of its natural gas suppliers representing approximately 272,000 mmbtu’s of natural gas purchases per month for October through December, 2001, with an average purchase price of $4.31/mmbtu, and approximately 253,600 mmbtu’s of natural gas purchases per month for January through March, 2002, with an average purchase price of $4.24/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

The Company has designated the interest rate and natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under Statement 133 except as described above for certain portions of two of the interest rate swaps. A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the nine-month period ended September 29, 2001 follows (in thousands):

           Transition adjustment on December 31, 2000
           to accumulated other comprehensive income                 $    2,220

           Net change arising from current period
           hedging transactions                                             376

           Reclassifications into earnings                               (2,596)
                                                                     -----------

           Accumulated other comprehensive
           income at September 29, 2001                              $         -
                                                                     ===========

      A summary of the gains and losses recognized in earnings during the nine months ended September 29, 2001 follows (in thousands):

           Loss to interest expense related to
           interest rate swap agreements                             $     (487)

           Gain to operating expenses related to
           natural gas swap agreements (effective portion)                2,568

           Gain to other income related to
           natural gas swap agreements (ineffective portion)                515
                                                                     -----------

           Total reclassifications into earnings for the
           nine months ended September 29, 2001                      $    2,596
                                                                     ===========
Gains and losses reported in accumulated other comprehensive income are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

Amounts reported in accumulated other comprehensive income as of December 31, 2000 (transition), were reclassified into earnings by June 30, 2001.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 29, 2001

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes information with respect to the liquidity and capital resources of the Company at September 29, 2001 and factors affecting its results of operations for the three months and nine months ended September 29, 2001 and September 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

GENERAL

     The Company recorded a loss from continuing operations of $3.5 million for the third quarter of the fiscal year ending December 29, 2001 ("Fiscal 2001"), compared to a loss of $5.2 million for the third quarter of the fiscal year ended December 30, 2000 ("Fiscal 2000"), a decreased loss of $1.7 million, primarily due to increases in overall finished goods prices and increases in collection fees, partially offset by higher raw material prices and energy expenses. Interest expense increased from $3.5 million in the third quarter of Fiscal 2000, to $4.0 million in the third quarter of Fiscal 2001, an increase of $0.5 million, primarily due to increased debt and amortization of fees payable to lenders as interest expense under terms of the forbearance agreement.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute 11.3% of total sales in the third quarter of Fiscal 2001 and 13.0% of total sales in the third quarter of Fiscal 2000.

     During the third quarter of Fiscal 2001, net sales increased by $7.4 million (12.8%), to $65.0 million as compared to $57.6 million during the third quarter of Fiscal 2000, primarily due to the following: 1) Increases in overall finished goods prices resulted in a $5.6 million increase in sales in the third quarter of Fiscal 2001 versus the third quarter of Fiscal 2000. The Company's average yellow grease prices were 34.3% higher, average tallow prices were 32.4% higher, and average meat and bone meal prices were essentially unchanged; 2) Increases in collection fees resulted in a $2.2 million increase in sales (to offset a portion of the cost incurred in collecting raw material); 3) Increases in finished hide sales of $0.4 million, and 4) Other increases of $0.1 million, partially offset by 5) Decreases in the volume of raw materials processed of $0.9 million.

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

     During the third quarter of Fiscal 2001, cost of sales and operating expenses increased $5.1 million (11.1%) to $51.2 million as compared to $46.1 million during the third quarter of Fiscal 2000 primarily as a result of the following: 1) Higher raw material prices paid, correlating to increased prices for fats and oils, resulted in an increase of $2.5 million in cost of sales; 2) Increases of $2.6 million in operating expenses (primarily increases in energy); 3) Increased hide costs of $0.2 million, partially offset by 4) Other decreases of $0.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $6.8 million during the third quarter of Fiscal 2001, a $0.5 million increase from $6.3 million for the third quarter of Fiscal 2000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $0.7 million to $6.1 million during the third quarter of Fiscal 2001 as compared to $6.8 million during the third quarter of Fiscal 2000. This is primarily due to older assets becoming fully depreciated.

INTEREST EXPENSE

     Interest expense increased $0.5 million from $3.5 million in the third quarter of Fiscal 2000 to $4.0 million in the third quarter of Fiscal 2001, primarily due to amortization of fees payable to lenders as interest expense under terms of the forbearance agreement.

OTHER INCOME (EXPENSE)

     Other income (expense) was $0.5 million net expense in Fiscal 2001, a $0.4 million expense increase from $0.1 million net other expense in Fiscal 2000. The increased expense was primarily due to fair value adjustments of $0.5 million on the interest rate swap agreements that extend beyond the June, 2001, maturity date of the Credit Agreement.

INCOME TAXES

     The Company recorded a $1.2 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the third quarter of Fiscal 2001 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2001 third quarter loss. The Company recorded a $2.0 million valuation allowance in the third quarter of Fiscal 2000.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $2.2 million during the third quarter of Fiscal 2001 compared to capital expenditures of $1.4 million during the third quarter of Fiscal 2000.

Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

GENERAL

     The Company recorded a loss from continuing operations of $10.4 million for the first nine months of Fiscal 2001, as compared to a loss of $13.0 million for the first nine months of Fiscal 2000, an improvement of $2.6 million. The decrease in the operating loss was primarily due to increases in finished goods prices, collection fees, finished hide prices and reductions in depreciation, partially offset by higher energy expenses in Fiscal 2001. Interest expense was $10.5 million in the first nine months of both Fiscal 2001 and Fiscal 2000.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitutes 9.9% of total sales for the first nine months of Fiscal 2001 and 11.9% of total sales for the first nine months of Fiscal 2000.

     During the first nine months of Fiscal 2001, net sales increased $5.3 million (2.9%), to $187.3 million as compared to $182.0 million during the first nine months of Fiscal 2000 primarily due to the following: 1) Increases in overall finished goods prices resulted in a $0.5 million increase in sales in the first nine months of Fiscal 2001 compared to the first nine months of Fiscal 2000. Average market prices for yellow grease were 4.2% higher, tallow prices were 3.1% higher, and meat and bone meal prices were 0.1% lower; 2) Increases in collection fees of $7.7 million, and 3) Increases in finished hides sales of $2.0 million, partially offset by 4) Decreases in products purchased for resale of $3.1 million; 5) Decreases in raw material volumes and yields on production of $1.5 million; and 6) Other decreases of $0.3 million.

COST OF SALES AND OPERATING EXPENSES

     Cost of sales and operating expenses include prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Where possible, fixed prices are adjusted as needed for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

     During the first nine months of Fiscal 2001, cost of sales and operating expenses increased $1.8 million (1.2%) to $146.2 million as compared to $144.4 million during the first nine months of Fiscal 2000 primarily as a result of the following: 1) Increased operating expenses of $8.0 million (including primarily energy expense), partially offset by 2) Decreases in products purchased for resale of $3.1 million; 3) Decreases in price of raw materials of $2.8 million; and 4) Other decreases of $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $20.6 million during the first nine months of Fiscal 2001, a $0.8 million increase from $19.8 million for the first nine months of Fiscal 2000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $1.0 million to $19.4 million during the first nine months of Fiscal 2001 as compared to $20.4 million during the first nine months of Fiscal 2000. This is primarily due to older assets becoming fully depreciated.

INTEREST EXPENSE

     Interest expense was basically unchanged at $10.5 million during the first nine months of both Fiscal 2001 and Fiscal 2000, primarily due to higher debt, and amortization of fees payable to lenders as interest expense under terms of the forbearance agreement, partially offset by a decrease in interest rates.

INCOME TAXES

     The Company recorded a $3.6 million increase in the valuation allowance to reduce the carrying value of deferred tax assets during the first nine months of Fiscal 2001 with the result that no deferred tax benefit was recorded attributable to the Fiscal 2001 loss for the first nine months. The Company recorded a $4.9 million valuation allowance for the first nine months of Fiscal 2000.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $6.0 million during the first nine months of Fiscal 2001 compared to capital expenditures of $4.9 million during the first nine months of Fiscal 2000.

DISCONTINUED OPERATIONS

     The operations of the Bakery By-Products Recycling segment is classified as discontinued operations. The Company recorded a gain on disposal, net of tax, of $0.1 million during the first nine months of Fiscal 2000 . The sale of this business segment was closed on April 5, 1999.

LIQUIDITY, GOING CONCERN RISK AND CAPITAL RESOURCES

     The Company generated a net loss of $10.4 million for the nine months ended September 29, 2001 compared to a net loss of $12.8 million in the nine months ended September 30, 2000.

     Cash used by operating activities was $5.1 million in the nine months ended September 29, 2001, compared to cash provided by operating activities of $10.3 million in the nine months ended September 30, 2000. This decline is primarily due to reductions in accrued liabilities from payments on drawn letters of credit and accrued interest.

     Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures.

     On September 29, 2001, the Company had a working capital deficit of $114.8 million and its working capital ratio was 0.29 to 1 compared to a working capital deficit of $106.8 million and a working capital ratio of 0.30 to 1 on December 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has recently issued Statement No. 143 "Accounting for Asset Retirement Obligations" and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143 establishes requirements for the accounting of removal-type costs associated with asset retirements and Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged, and Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of these standards on its financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to those factors discussed elsewhere in this report, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to refinance its Credit Agreement which expired June 30, 2001, which has been extended to January 31, 2002 by an amendment to the existing Credit Agreement which extended the forbearance period; the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in major world markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

     At September 29, 2001, the Company was party to two interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $45 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. The second swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank has declined to exercise, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. A third swap agreement for $25 million matured June 27, 2001, bore interest at 9.83% and the Company's receive rate was based on the Base Rate.

     As of September 29, 2001, the Company has forward purchase agreements in place for purchases of approximately 272,000 mmbtu's per month of natural gas for October through December, 2001, with an average purchase price of $4.31/mmbtu, and approximately 253,600 mmbtu's per month of natural gas purchases for January through March, 2002, with an average purchase price of $4.24/mmbtu.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2000

PART II:         Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
None.

Reports on Form 8-K
Current report on Form 8-K filed on July 11, 2001, including information regarding the four-month forbearance agreement, effective June 29, 2001, that extends the Company's Credit Agreement, as amended, until October 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: November 13, 2001	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: November 13, 2001	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)