Form 10-K
period 2001-12-29
DARLING INTERNATIONAL INC
filed 2002-03-15
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 29, 2001

OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

Commission File Number 0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

251 O'CONNOR RIDGE BLVD.
SUITE 300, IRVING, TEXAS	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972)717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	American Stock Exchange ("AMEX")

Securities registered pursuant to Section 12(g) of the Act: None:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.         YES    /X/            NO    /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       /X/

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,407,000 as of February 25, 2002 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.

There were 15,568,362 shares of common stock, $0.01 par value, outstanding at February 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 28, 2002 in connection with the Registrant's 2002 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

TABLE OF CONTENTS

Page No.
                                PART I.

                                PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS .  .  .  .  .  .  .  .  .  .  .  . .   11
ITEM 6.  SELECTED FINANCIAL DATA .  .  .  .  .  .  .  .  .  .  .  .  .  .   12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE  .  .  .  .  .  .  .  .  .  .  47

                                PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .  .  .  .  .   47
ITEM 11. EXECUTIVE COMPENSATION  .  .  .  .  .  .  .  .  .  .  .  .  .  .   47
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  .  .  .  .  .  .  47

                                PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  48

        Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   50

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART I

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, extend the Credit Agreement to March 15, 2002, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into a Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002, and the Company and lenders will use their best efforts to consummate the recapitalization transaction, whereby the Company will exchange the borrowings outstanding under its existing Credit Agreement, accrued interest, and forbearance fees payable for newly issued common stock equal to 75% of the Company’s total outstanding common shares on a fully-diluted basis (exclusive of stock options issued and outstanding). The Company and its lenders will use their best efforts to consummate a new Credit Agreement which is anticipated to result in issuance of senior term notes of $68.3 million, cumulative redeemable preferred stock with a face value of $10.0 million and a revolving credit agreement which will enable the Company to borrow up to $7.7 million.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

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

         The Company collects and recycles animal processing by-products and used restaurant cooking oil. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 26 facilities located throughout the United States into finished products such as tallow, meat and bone meal and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

         Commencing 1998, as part of an overall strategy to better commit financial resources, the Company's operations are currently organized into two segments. These are: 1) Rendering, the core business of turning inedible waste from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business while expanding the line of services, which includes grease trap servicing, offered to restaurants and food processors. Due to unfavorable market conditions resulting from declining prices, in Fiscal 1999, the Esteem Product division, a business dedicated to using newly develooped technologies to produce novel products from established supply sources, was combined with the Company's rendering operations. In November 1998, the Company made a strategic decision to dispose of an additional segment, Bakery By-Products Recycling, a group which produced high quality bakery by-products for the feed industry. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding discontinued operations. For the financial results of the Company's business segments, see Note 17 of Notes to Consolidated Financial Statements.

         The Company's net external sales from continuing operations by operating segment were as follows:

                               ----------------------------------------------------------------
                                    Fiscal                  Fiscal                Fiscal
                                     2001                    2000                  1999
                               ----------------------------------------------------------------
    Continuing operations:
       Rendering               $194,960    76.2%      $186,445    76.8%      $204,631    79.1%
       Restaurant Services       61,014    23.8         56,350    23.2         53,939    20.9
                               --------   -----       --------   -----       --------   -----
              Total            $255,974   100.0%      $242,795   100.0%      $258,570   100.0%
                               ========   =====       ========   =====       ========   =====

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

Purchase and Collection of Raw Materials

         The Company operates a fleet of approximately 800 trucks and tractor-trailers to collect raw materials from more than 80,000 restaurants, butcher shops, grocery stores, and independent meat and poultry processors. The raw materials collected are manufactured into the finished products sold by the Company. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

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

         Used restaurant cooking oil is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also sells or leases a container for raw material collection to restaurants called CleanStar(R)2000, which is a self-contained collection system that is housed inside the restaurant, with the used cooking oil pumped directly into collection vehicles via an outside valve. Approximately 11.1% of the Company's restaurant suppliers utilize the CleanStar(R)2000 system. The frequency of all forms of raw material collection is determined by the volume of oil generated by the restaurant.

         The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station, where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used restaurant cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing. The Company charges a collection fee to offset a portion of the expense incurred in collecting raw material.

         During the past year, the Company's largest single supplier accounted for less than 6.8% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 34.8% of the total raw material processed by the Company. For a discussion of the Company's competition for raw materials, see "Competition."

Raw Materials Pricing

         The Company has two primary pricing arrangements with its raw materials suppliers. Approximately half of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers either are paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

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

Marketing, Sales and Distribution of Finished Products

         The Company markets its finished products worldwide. Marketing activities are primarily conducted through the Company's marketing department that is headquartered in Irving, Texas. The Company also maintains sales offices in Los Angeles, California, and Newark, New Jersey for sales and distribution of selected products. This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants. The Company sells its finished products internationally through commodities brokers and through Company agents in various countries.

         The Company sells to numerous foreign markets, including the European Economic Community, Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $138.1 million, $128.7 million, and $107.4 million for the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

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

Employees and Labor Relations

         As of December 29, 2001, the Company employed approximately 1,270 persons full-time in continuing business segments. Approximately 48.3% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

         The FDA rule on the feeding of mammalian protein to ruminant animals took effect in August, 1997, as a measure to prevent the potential occurrence of BSE in the United States. The Company's management believes the Company is in compliance with the provisions of the rule.

ITEM 2.        PROPERTIES

        The Company's 26 operating facilities consist of 19 full service rendering plants, 4 yellow grease/trap grease plants, 1 blending plant, 1 edible plant, and 1 trap grease plant. Except for 4 leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 22 transfer stations in the United States and 1 transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company's operating facilities by business segment:

        LOCATION                         DESCRIPTION
    ------------------             --------------------------------

    Combined Rendering and Restaurant Services Business Segments:
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

    Rendering Business Segment:
    --------------------------
        Coldwater, MI               Rendering
        Houston, TX                 Rendering
        Linkwood, MD                Rendering
        Omaha, NE                   Rendering
        Omaha, NE                   Blending
        Omaha, NE                   Edible Oils
        Wahoo, NE                   Rendering

    Restaurant Services Business Segment:
    ------------------------------------
        Chicago, IL                 Trap
        Ft. Lauderdale, FL          Yellow Grease/Trap
        Houston, TX                 Yellow Grease/Trap
        No. Las Vegas, NV           Yellow Grease/Trap
        Tampa, FL                   Yellow Grease/Trap

ITEM 3.      LEGAL PROCEEDINGS

LITIGATION . Melvindale
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

. Long Island City, NY
The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility. (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

. Sauget, IL
The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company is defending this case vigorously, and does not believe, based upon currently available information, that the fertilizer plant contributed in any significant way to the contamination that is leading to the environmental cleanup, or that its share, if any, of the cost of the cleanup will be material.

. Other Litigation
The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to environmental matters.

. Self Insured Risks
The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $10.6 million and $20.4 million at December 29, 2001 and December 30, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of security holders during the quarter ended December 29, 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 The Company's common stock is traded on the American Stock Exchange under the symbol "DAR". The following table sets forth, for the quarters indicated, the high and low sales prices per share for the common stock as reported on the American Stock Exchange.

               Fiscal Quarter                       Market Price
                                          ----------------------------------
                                                  High            Low
                                          ----------------- ----------------
               2001:
               First Quarter                    $1.250            $0.438
               Second Quarter                   $0.840            $0.500
               Third Quarter                    $1.000            $0.500
               Fourth Quarter                   $0.910            $0.500

               2000:
               First Quarter                    $2.000            $1.625
               Second Quarter                   $1.750            $1.125
               Third Quarter                    $1.375            $0.250
               Fourth Quarter                   $0.875            $0.250

         The Company has been notified by its stock transfer agent that as of February 25, 2002, there were 80 "registered" holders of record of the common stock. There are approximately 650 beneficial stockholders of the common stock.

         The Company's Credit Agreement restricts the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART II

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended December 29, 2001, December 30, 2000, and January 1, 2000, and the related notes thereto.

                                              DARLING INTERNATIONAL INC. AND SUBSIDIARIES
                                         FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                               Fiscal 2001    Fiscal 2000    Fiscal 1999    Fiscal 1998    Fiscal 1997
                                                Fifty-two      Fifty-two      Fifty-two     Fifty-three     Fifty-two
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                              December 29,   December 30,    January 1,     January 2,     January 3,
                                                  2001           2000           2000           1999           1998
--------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Data:
   Net sales                                    $255,974       $242,795       $258,570       $337,031       $444,142
                                                 -------        -------        -------        -------        -------
   Cost of sales and operating expenses          196,778        190,283        210,879        283,822        362,787
   Selling, general and administrative            28,594         26,736         26,773         33,073         33,247
   expenses
   Depreciation and amortization                  26,634         31,181         32,912         32,418         29,751
                                                 -------        -------        -------        -------        -------

   Operating income/(loss)                         3,968         (5,405)       (11,994)       (12,282)        18,357
   Interest expense                               14,162         13,971         15,533         12,747         13,070
   Other (income)/expense, net                     1,651            184         (1,812)         1,117         (1,348)
                                                 -------        -------        -------        -------        -------

   Income/(loss) from continuing operations
      before income taxes                        (11,845)       (19,560)       (25,715)       (26,146)         6,635
   Income tax expense/(benefit)                        -              -        (10,015)        (9,347)         2,307
                                                 -------        -------        -------        -------        -------
   Earnings/(loss) from continuing operations    (11,845)       (19,560)       (15,700)       (16,799)         4,328
   Discontinued operations:
   Income/(loss) from discontinued operations
      net of tax                                       -              -              -           (637)         1,081
   Gain (loss) on disposal, net of tax                 -            371           (333)       (14,657)             -
                                                 -------        -------        -------        -------        -------
   Net income /(loss)                           $(11,845)      $(19,189)      $(16,033)      $(32,093)      $  5,409
                                                 =======        =======        =======        =======        =======

   Basic earnings/(loss) per common share       $  (0.76)      $  (1.23)      $  (1.03)      $  (2.06)      $   0.35
   Diluted earnings/(loss) per common share     $  (0.76)      $  (1.23)      $  (1.03)      $  (2.06)      $   0.33
   Weighted average shares outstanding            15,568         15,568         15,560         15,581         15,519
   Diluted weighted average shares outstanding    15,568         15,568         15,560         15,581         16,461

Other Data:
   EBITDA  (a)                                   $30,602        $25,776      $  20,918      $  20,136      $  48,108
   Depreciation                                   21,378         25,541         26,998         26,432         24,074
   Amortization                                    5,256          5,640          5,914          5,986          5,677
   Capital expenditures                            9,142          7,684          9,851         14,967         24,520

Balance Sheet Data:
   Working capital (deficiency)                $(116,411)     $(106,809)     $  (5,223)    $    3,070     $    5,225
   Total assets                                  159,079        174,505        197,804        263,166        305,973
   Current portion of long-term debt             120,053        109,528          7,810          7,717          5,118
   Total long-term debt less current portion           -              -        110,209        140,613        142,181
   Stockholders' equity (deficit)                 (9,654)         2,724         21,913         37,946         69,756

 (a) "EBITDA"  represents,  for any relevant  period,  operating  profit plus  depreciation  and  amortization  and  impairment  of long-lived assets.  EBITDA is presented here not as a measure of operating results,  but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.

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

Results of Operations

Fifty-two Week Fiscal Year Ended December 29, 2001 ("Fiscal 2001") Compared to Fifty-two Week Fiscal Year Ended December 30, 2000 ("Fiscal 2000")

General

         The Company reported a sales increase of 5.4% for Fiscal 2001 and operating income of $4.0 million compared to a $5.4 million operating loss in Fiscal 2000. Principal factors affecting these comparative results, which are discussed further in the following section, were improved recovery of collection expenses, favorable finished goods prices, and lower depreciation expense, partially offset by higher natural gas and fuel oil expenses. The Company reported a loss from continuing operations of $11.8 million for Fiscal 2001 compared to a loss from continuing operations of $19.6 million for Fiscal 2000.

Net Sales

         The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, grease trap services, and finished goods purchased for resale, which constitute less than 10.0% of total sales.

         During Fiscal 2001, net sales increased by $13.2 million (5.4%) to $256.0 million as compared to $242.8 million during Fiscal 2000, primarily due to the following: 1) Improved recovery of collection expenses during Fiscal 2001, $9.2 million; 2) Favorable finished goods prices resulted in a $4.6 million increase during Fiscal 2001, compared to Fiscal 2000. (The Company's average yellow grease prices were 6.2% higher, average tallow prices were 6.6% higher, and average meat and bone meal prices were 2.4% lower); 3) Increased hide sales during Fiscal 2001, compared to Fiscal 2000 of $2.0 million; 4) Improved yields on production during Fiscal 2001 of $0.9 million; 5) Other net increases during Fiscal 2001, $0.3 million; partially offset by 6) Decreased finished product purchased for resale during Fiscal 2001 of $3.1 million; and 7) Decreased raw material inage during Fiscal 2001 of $0.7 million.

Cost of Sales and Operating Expenses

         Cost of sales and operating expenses includes prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

         During Fiscal 2001, cost of sales and operating expenses increased $6.5 million (3.4%) to $196.8 million as compared to $190.3 million during Fiscal 2000, primarily as a result of the following: 1) Increased natural gas and fuel oil expenses during Fiscal 2001 of $5.4 million; 2) Increased repairs expense during Fiscal 2001, compared to Fiscal 2000, of $2.9 million; 3) Increased leased vehicle expenses of $0.8 million during Fiscal 2001; 4) Increased contract hauling expenses of $0.5 million during Fiscal 2001; 5) Other net increased expenses during Fiscal 2001 of $0.8 million; partially offset by 6) Decreased finished product purchased for resale during Fiscal 2001 of $3.1 million; and 7) Lower gasoline and lubricant expenses during Fiscal 2001 of $0.8 million.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $28.6 million during Fiscal 2001, a $1.9 million increase from $26.7 million during Fiscal 2000, primarily due to higher payroll expense.

Depreciation and Amortization

         Depreciation and amortization charges decreased $4.5 million, to $26.6 million during Fiscal 2001 as compared to $31.2 million during Fiscal 2000. Included in Fiscal 2001 and Fiscal 2000, depreciation and amortization expense are impairment charges of $0.8 million and $4.0 million, respectively, due to impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121.

Interest Expense

         Interest expense was $14.2 million during Fiscal 2001, compared to $14.0 million during Fiscal 2000, an increase of $0.2 million. The effects of amortization of loan forbearance fees included in interest expense of $2.1 million and higher debt levels during Fiscal 2001 were partially offset by declining interest rates on the Company's floating rate debt.

Income Taxes

         The Company recorded a valuation allowance to eliminate the deferred tax benefit attributable to the Fiscal 2001 loss, as it did in Fiscal 2000.

Capital Expenditures

         The Company made capital expenditures of $9.1 million during Fiscal 2001 as compared to $7.7 million in Fiscal 2000. Fiscal 2001 capital expenditures were principally for: operating equipment, $5.8 million; vehicles (primarily trucks or tractor-trailers), $1.6 million; office equipment, $1.2 million; and other capital expenditures, $0.5 million.

Fifty-two Week Fiscal Year Ended January 1, 2000, ("Fiscal 2000") Compared to Fifty-two Week Fiscal Year Ended January 2, 1999 ("Fiscal 1999")

General

         The Company reported a 6.1% decline in sales for Fiscal 2000 and an operating loss of $5.4 million compared to an operating loss of $12.0 million in Fiscal 2000. Principal factors affecting these comparative results, which are discussed further in the following section, were lower finished goods sales prices and lower sales volume, the effects of which were more than offset by lower raw material costs and improved recovery of collection expenses. The Company reported a loss from continuing operations of $19.6 million for Fiscal 2000 compared to a loss from continuing operations of $15.7 million for Fiscal 1999.

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

LIQUIDITY, GOING CONCERN RISK, AND CAPITAL RESOURCES

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, extend the Credit Agreement to March 15, 2002, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

        On March 15, 2002, the Company entered into a Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002, and the Company and lenders will use their best efforts to consummate the recapitalization transaction, whereby the Company will exchange the borrowings outstanding under its existing Credit Agreement, accrued interest, and forbearance fees payable for newly issued common stock equal to 75% of the Company’s total outstanding common shares on a fully-diluted basis (exclusive of stock options issued and outstanding). The Company and its lenders will use their best efforts to consummate a new Credit Agreement which is anticipated to result in issuance of senior term notes of $68.3 million, cumulative redeemable preferred stock with a face value of $10.0 million and a revolving credit agreement which will enable the Company to borrow up to $7.7 million.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 29, 2001, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         At December 29, 2001, the Company was party to two interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $45 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. The second swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank declined to exercise, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. The Company has recorded a liability of $1,020,000 at December 29, 2001, for the fair value of the two swap agreements described above.

         On December 29, 2001, the Company had a working capital deficit of $116.7 million and its working capital ratio was 0.26 to 1 compared to a working capital deficit of $106.8 million and a working capital ratio of 0.30 to 1 on December 30, 2000.

         Upon completion of the Recapitalization discussed elsewhere herein, we expect that our current liabilities will decrease by approximately $120 million resulting in positive working capital. In addition, the decrease in long-term debt will result in reduced interest expense.

         The current negative economic environment in our markets has the potential to adversely impact our liquidity in a variety of ways, including through reduced sales and potential inventory buildup. Our management has revised our sales forecasts in light of our view of current economic conditions, and believes that following the Recapitalization cash generated from operations and funds available under the amended and restated credit agreement should be sufficient to meet our working capital needs for at least the next 12 months. There can be no assurance, however, that a continued slowdown in the economy or other factors will not cause us to fail to meet management's revised forecasts, or otherwise result in liquidity concerns. Moreover, in the event the Recapitalization is not consummated, we are not likely to be able to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.

         Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding future undiscounted cash flows of acquired operations in assessing impairment of goodwill, estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, estimates regarding the net realizable value of long-lived assets held for sale, and estimates regarding self insured risks including insurance, environmental and litigation contingencies.

         In assessing impairment of goodwill and the impairment of long-lived assets where there has been a change in circumstances indicating the carrying value of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from the acquired operations and from use of the asset, respectively, based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimate of future net cash flows from the acquired operations and use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the level of business volume or the Company's performance. In assessing impairment of long-lived assets held for sale, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. These estimates could change based on changes in market conditions, interest rates and other factors. In estimating liabilities for self insured risks, the Company considers information from outside consultants and experts, and past historical experience, in projecting future costs expected to be incurred. These estimates could change if future events are different than assumed by management, actual costs to settle the liabilities differ from those estimated and the circumstances associated with the self insured risks change.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144).

         Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company does not believe Statement 141 will have a significant impact on its consolidated financial statements. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. Statement 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill that will not be amortized under Statement 142 was $242,000, $142,000 and $228,000 for Fiscal 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this standard at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         Statement 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of Statement 143 on its consolidated financial statements. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirement to allocate goodwill to long lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years with early adoption encouraged. The Company does not expect the adoption of Statement 144 to have a material impact on its consolidated financial statements.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to those factors discussed elsewhere in this report, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to consummate the transactions contemplated by the recapitalization agreement related to its Credit Agreement which expired June 30, 2001; the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, and the price of natural gas used in the Company's plants. Predominately all of the Company's finished products are commodities that are generally sold at prices prevailing at the time of sale. The Company has used interest rate and, through March 2001, natural gas swaps to manage these risks. Beginning in April 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

         The Company is party to two interest rate swap agreements at December 29, 2001. Under the terms of the swap agreements, the interest obligation on $45 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. The second swap agreement for $20 million matures on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank declined to exercise, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

         At December 29, 2001, the Company has forward purchase agreements in place for aggregate purchases of approximately 1,500,000 mmbtu's of natural gas for the period January through December, 2002, based on an average NYMEX purchase price of $3.47/mmbtu.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages
            Independent Auditors' Report                                   21
            Consolidated Balance Sheets-
                        December 29, 2001 and December 30, 2000            22
            Consolidated Statements of Operations-
               Three years ended December 29, 2001    23
            Consolidated Statements of Stockholders' Equity -
               Three years ended December 29, 2001    24
            Consolidated Statements of Cash Flows -
               Three years ended December 29, 2001    25
            Notes to Consolidated Financial Statements -
               December 29, 2001 and December 30, 2000                     26

               Financial Statement Schedule:

                        II - Valuation and Qualifying Accounts             46
                               Three years ended December 29, 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has debt of $120,027,000 classified as a current liability at December 29, 2001, because it matured in June 2001 and is now subject to a recapitalization agreement pursuant to which the lenders have agreed to a forbearance period expiring April 30, 2002, during which time the Company will endeavor to consummate a new credit agreement. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Dallas, Texas
February 28, 2002

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2001 and December 30, 2000
(in thousands, except share and per share data)

                                                                         December 29,   December 30,
ASSETS (Notes 2 and 9)                                                        2001          2000
----------------------                                                   -----------    -----------
Current assets:
       Cash and cash equivalents .......................................   $  3,668      $  3,509
       Accounts receivable .............................................     23,719        21,837
       Inventories (Note 3) ............................................      7,698         8,300
       Prepaid expenses ................................................      4,394         3,046
       Deferred income taxes (Note 11) .................................      2,203         3,081
       Assets held for sale (Note 5) ...................................          -         3,161
       Other (Note 1) ..................................................        209         2,923
                                                                            -------       -------
                      Total current assets .............................     41,891        45,857

Property, plant and equipment, net (Note 4) ............................     74,744        88,242
Collection routes and contracts, less accumulated amortization
       of $22,139 at Dec. 29, 2001 and $18,828 at Dec. 30, 2000 ........     27,366        32,140
Goodwill, less accumulated amortization of $1,077 at
       December 29, 2001 and $883 at December 30, 2000 .................      4,429         4,632
Deferred loan costs ....................................................          -           629
Assets held for sale (Note 5) ..........................................      3,002             -
Other assets (Note 6) ..................................................      7,647         3,005
                                                                            -------       -------
                                                                           $159,079      $174,505
                                                                            =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
       Current portion of long-term debt (Note 9) ......................   $120,053      $109,528
       Accounts payable, principally trade .............................     11,104        14,341
       Accrued expenses (Note 7) .......................................     24,069        23,160
       Accrued interest ................................................      3,383         3,038
       Deferred income (Note 1) ........................................          -         2,599
                                                                            -------       -------
                      Total current liabilities ........................    158,609       152,666

Other noncurrent liabilities (Note 10) .................................      8,134        16,247
Deferred income taxes (Note 11) ........................................      1,990         2,868
                                                                            -------       -------
                      Total liabilities ................................    168,733       171,781
                                                                            -------       -------
Stockholders' equity (deficit) (Note 12):
       Preferred stock, $0.01 par value; 1,000,000 shares
              authorized,  none issued .................................          -             -
       Common stock, $.01 par value; 25,000,000 shares authorized,
         15,589,362 shares issued and outstanding
         at December 29, 2001 and December 30, 2000 ....................        156           156
       Additional paid-in capital ......................................     35,235        35,235
       Treasury stock, at cost; 21,000 shares at December 29, 2001
               and December 30, 2000 ...................................       (172)         (172)
       Accumulated comprehensive loss ..................................       (533)            -
       Accumulated deficit .............................................    (44,340)      (32,495)
                                                                            -------       -------
                      Total stockholders' equity (deficit) .............     (9,654)        2,724
Commitments and contingencies (Notes 8 and 16)                              -------       -------
                                                                           $159,079      $174,505
                                                                            =======       =======

                               The accompanying notes are an integral part of these
                                       consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 29, 2001
(in thousands, except per share data)

                                                              December 29,    December 30,   January 1,
                                                                 2001             2000         2000
                                                               ---------      ---------      ---------

Net sales ..................................................   $ 255,974      $ 242,795      $ 258,570
                                                                --------       --------       --------
Costs and expenses:
     Cost of sales and operating expenses ..................     196,778        190,283        210,879
     Selling, general and administrative expenses ..........      28,594         26,736         26,773
     Depreciation and amortization .........................      26,634         31,181         32,912
                                                                --------       --------       --------
         Total costs and expenses ..........................     252,006        248,200        270,564
                                                                --------       --------       --------
         Operating income and (loss) .......................       3,968         (5,405)       (11,994)
                                                                --------       --------       --------
Other income/(expense):
     Interest expense ......................................     (14,162)       (13,971)       (15,533)
     Other, net ............................................      (1,651)          (184)         1,812
                                                                --------       --------       --------
         Total other income(expense) .......................     (15,813)       (14,155)       (13,721)
                                                                --------       --------       --------
Loss from continuing operations
    before income taxes ....................................     (11,845)       (19,560)       (25,715)
Income tax benefit (Note 11) ...............................           -              -        (10,015)
                                                                --------       --------       --------
    Loss from continuing operations ........................     (11,845)       (19,560)       (15,700)
    Gain/(loss) on disposal of discontinued
         operations, net of tax (Note 15) ..................           -            371           (333)
                                                                --------       --------       --------
Net loss ...................................................   $ (11,845)     $ (19,189)     $ (16,033)
                                                                ========       ========       ========
Basic and diluted earnings (loss) per share:
    Continuing operations ..................................   $   (0.76)     $   (1.25)     $   (1.01)
    Gain/(loss) on disposal of discontinued
         operations ........................................           -           0.02          (0.02)
                                                                --------       --------       --------
                  Total ....................................   $   (0.76)     $   (1.23)     $   (1.03)
                                                                ========       ========       ========

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Three years ended December 29, 2001
(in thousands, except share data)

                                         Common stock
                                   --------------------------
                                                                                                         Retained
                                                               Additional               Accumulated     earnings/        Total
                                       Number     $.01 par       Paid-in    Treasury   comprehensive  (accumulated   stockholders'
                                      of shares     value        capital      stock         loss        deficit)    equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------

Balances at January 2, 1999 ........   15,568,362   $ 156      $ 35,235      $  (172)       $    -       $  (2,727)    $  37,946

Net loss ...........................            -       -             -            -             -         (16,033)      (16,033)
                                       ----------   -----      --------       ------        ------       ---------     ---------

Balances at January 1, 2000 ........   15,568,362     156        35,235         (172)            -         (13,306)       21,913

Net loss ...........................            -       -             -            -             -         (19,189)      (19,189)
                                       ----------   -----      --------       ------        ------       ---------     ---------

Balances at December 30, 2000 ......   15,568,362   $ 156      $ 35,235         (172)            -       $ (32,495)    $   2,724

Net loss ...........................            -       -             -            -             -         (11,845)      (11,845)

Minimum pension liability ..........            -       -             -            -          (533)              -          (533)

Derivative transition adjustment
(Note 1) ...........................            -       -             -            -         2,220               -         2,220

Net change arising from current
period hedging transactions (Note 1)            -       -             -            -           376               -           376

Reclassifications into earnings
(Note 1) ...........................            -       -             -            -        (2,596)              -        (2,596)
                                                                                                                       ---------

   Total comprehensive loss ........                                                                                     (12,378)
                                       ----------   -----      --------       ------        ------       ---------     ---------

Balances at December 29, 2001 ......   15,568,362   $ 156      $ 35,235       $ (172)       $ (533)      $ (44,340)    $  (9,654)
                                       ==========   =====      ========       ======        ======       =========     =========

                                              The accompanying notes are an integral part
                                              of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 29, 2001
(in thousands)

                                                                  December 29,   December 30,    January 1,
                                                                      2001           2000          2000
                                                                  ------------   -----------     ----------

Cash flows from operating activities:
     Loss from continuing operations ...........................    $(11,845)      $(19,560)      $(15,700)
     Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
               Depreciation and amortization ...................      26,634         31,181         32,912
               Deferred income tax benefit .....................           -              -         (9,911)
               Loss/(gain) on sale of assets ...................         (80)           144         (2,060)
               Changes in operating assets and liabilities:
                         Accounts receivable ...................      (1,882)        (4,850)          (372)
                         Inventories and prepaid expenses ......        (746)         2,246          2,092
                         Accounts payable and accrued expenses .      (4,898)         3,070         (4,328)
                         Accrued interest ......................         345          2,928           (546)
                         Other .................................      (1,916)         1,084         (1,403)
                                                                     -------        -------        -------
    Net cash provided by continuing operating activities .......       5,612         16,243            684
    Net cash provided by discontinued operations ...............           -              -            119
                                                                     -------        -------        -------
               Net cash provided by operating activities .......       6,023         16,243            803
                                                                     -------        -------        -------
Cash flows from investing activities:
     Recurring capital expenditures ............................      (9,142)        (7,684)        (9,851)
     Gross proceeds from sale of property, plant and equipment,
          assets held for disposition and other assets .........         145          4,412         32,150
     Payments related to routes and other intangibles ..........        (279)          (636)          (152)
     Net cash used in discontinued operations ..................           -              -           (330)
                                                                     -------        -------        -------
               Net cash provided by/(used in) investing
                  activities  ..................................      (9,276)        (3,908)        21,817
                                                                     -------        -------        -------

Cash flows from financing activities:
     Proceeds from long-term debt ..............................     208,387        171,351        179,927
     Payments on long-term debt ................................    (197,862)      (179,842)      (210,237)
     Contract payments .........................................      (3,368)        (2,163)        (2,377)
     Deferred recapitalization costs ...........................      (3,334)             -              -
     Deferred loan costs .......................................           -              -           (300)
     Net cash used in discontinued operations ..................           -              -           (150)
                                                                     -------        -------        -------
               Net cash provided by/(used in) financing ........       3,823        (10,654)       (33,137)
                  activities  ..................................     -------        -------        -------

Net change in cash and cash equivalents
    from discontinued operations ...............................           -              -             28
                                                                     -------        -------        -------
Net increase/(decrease) in cash and cash equivalents ...........         159          1,681        (10,489)

Cash and  cash equivalents at beginning of year ................       3,509          1,828         12,317
                                                                     -------        -------        -------
Cash and cash equivalents at end of year .......................    $  3,668       $  3,509       $  1,828
                                                                     =======        =======        =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest .............................................    $ 13,817       $  9,161       $ 14,550
                                                                     -------        -------        -------
          Income taxes, net of refunds .........................    $   (141)      $ (1,777)      $   (625)
                                                                     -------        -------        -------

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

(2) Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2001, the 52 weeks ended December 30, 2000 , and the 52 weeks ended January 1, 2000.

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(4) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets: 1) Buildings and improvements, 24 to 30 years; 2) Machinery and equipment, 3 to 8 years; and 3) Vehicles, 4 to 6 years.

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

The weighted average common shares used for basic earnings per common share was 15,568,362, 15,568,362 and 15,568,362 for 2001, 2000 and 1999, respectively. The numbers of shares for 2000 and 1999 have been reduced for 21,000 treasury shares from numbers previously reported, which did not effect previously reported earnings per share. For 2001, 2000 and 1999 the effect of all outstanding stock options was excluded from diluted earnings per common share because the effect was anti-dilutive.

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

In Fiscal 2001, Fiscal 2000, and Fiscal 1999, the Company recorded impairment charges of $840,000, $4,016,000, and $1,387,000, respectively, to reduce the value of goodwill, routes, and certain land, buildings and equipment to estimated fair value. The impairment charges are included in depreciation and amortization expense in the accompanying Fiscal 2001, Fiscal 2000 and Fiscal 1999 Consolidated Statements of Operations.

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

The fair values of the interest rate swap agreements were liabilities of $1,020,000 and $874,400 at December 29, 2001, and December 30, 2000, respectively. Current market pricing models were used to estimate fair value of interest rate swap agreements. See Note 9.

(15) Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

Effective December 31, 2000 (the first day of Fiscal 2001), the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133, as amended, standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 30, 2000 or December 29, 2001. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Upon adoption, the provisions of Statement 133 must be applied prospectively.

Upon adoption of Statement 133 on December 31, 2000, the Company was party to interest rate and natural gas swaps to manage the risk of changes in cash flows related to interest expense on floating-rate borrowings under its Credit Agreement and the purchase of natural gas used in its plants.

At December 30, 2000, the Company was party to three interest rate swap agreements whereby the interest obligation on $70 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company’s receive rate is based on the three-month LIBOR. A second swap agreement for $25 million matured June 27, 2001, bore interest at 9.83% and the Company’s receive rate was based on the Base Rate. The third swap agreement for $20 million matures June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank declined to exercise, bears interest at 9.17% and the Company’s receive rate is based on the Base Rate. Due to the uncertainty related to the Company’s ability to renew its Credit Agreement (see Notes 2 and 9), the portion of the interest rate swap agreements extending beyond June 30, 2001, the expiration date of the Credit Agreement, was not considered a hedge. The Company recorded a liability of $0.5 million at December 30, 2000, with the related charge recorded in other expense. The Company continues to follow this policy in Fiscal 2001. At December 29, 2001, the fair value of this liability is $1.0 million. The Company accounted for the portion of the interest rate swaps through June 30, 2001 as cash flow hedges. The fair value of this portion of the swaps was a liability of $0.4 million at December 30, 2000.

At December 30, 2000 and through March 2001, the Company was party to natural gas swap agreements representing approximately 300,000 mmbtu’s of natural gas per month for January, February and March, 2001, with a NYMEX purchase price of approximately $4.682/mmbtu. At December 30, 2000, the fair value of the Company’s positions in these swap agreements was an asset of $2.6 million. All of the Company’s positions in these swap agreements were settled during the three months ended March 31, 2001, and the Company no longer uses natural gas swap agreements to manage its cash flow risk arising from the purchase of natural gas used in its plants.

As of December 29, 2001, the Company has forward purchase agreements in place for purchases of approximately 1,500,000 mmbtu’s of natural gas for the period January through December, 2002, based on an average purchase price of $3.47/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements from March through December, 2001. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

The Company has designated the interest rate and natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under Statement 133, except as described above for certain portions of two of the interest rate swaps. A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the twelve-month period ended December 29, 2001 follows (in thousands):

Transition adjustment on December 31, 2000 to accumulated other comprehensive income	$2,220

Net change arising from current period hedging transactions	376

Reclassifications into earnings	(2,575)

Accumulated other comprehensive loss at December 29, 2001	$ -

A summary of the gains and losses recognized in earnings during the year ended December 29, 2001 follows (in thousands):

Loss to interest expense related to interest rate swap agreements	$ (487)

Gain to operating expenses related to natural gas swap agreements (effective portion)	2,568

Gain to other income related to natural gas swap agreements (ineffective portion)	515

Total reclassifications into earnings for the year ended December 29, 2001	$ 2,596

Gains and losses reported in accumulated other comprehensive income are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

The entire amount reported in accumulated other comprehensive income as of December 31, 2000 (transition), was reclassified into earnings by the second quarter of Fiscal 2001.

There was no income tax expense or benefit recorded related to the derivative transactions described above.

For Fiscal 2000 and 1999, interest rate swaps were accounted for under the accrual method, whereby the difference between the Company’s pay and receive rate was recognized as an increase or decrease to interest expense. The natural gas fixed for float swap agreements to which the Company was party during Fiscal 2000 are traded on the NYMEX. Realized gains or losses from the settlement of these financial hedging instruments were recognized as an adjustment of the cost of purchased natural gas in the month of delivery during Fiscal 2000. The gains or losses realized as a result of these Fiscal 2000 hedging activities were substantially offset in the cash market when the hedged natural gas was delivered to the Company’s facilities.

(16) Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. In accordance with Statement 130, the Company has presented the components of comprehensive income in its consolidated statement of stockholders’ equity.

(17) Reclassifications

Certain immaterial reclassifications of amounts previously reported have been made to the Fiscal 2000 and Fiscal 1999 consolidated financial statements to conform the presentation for each year.

(2)    LIQUIDITY AND GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, extend the Credit Agreement to March 15, 2002, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into a Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002, and the Company and lenders will use their best efforts to consummate the recapitalization transaction, whereby the Company will exchange the borrowings outstanding under its existing Credit Agreement, accrued interest, and forbearance fees payable for newly issued common stock equal to 75% of the Company’s total outstanding common shares on a fully-diluted basis (exclusive of stock options issued and outstanding). The Company and its lenders will use their best efforts to consummate a new Credit Agreement which is anticipated to result in issuance of senior term notes of $68.3 million, cumulative redeemable preferred stock with a face value of $10.0 million and a revolving credit agreement which will enable the Company to borrow up to $7.7 million.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, the lenders could declare a default, and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company’s assets). As a result of this material uncertainty, there is doubt about the Company’s ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

(3)    INVENTORIES

A summary of inventories follows (in thousands):

                                             December 29,     December 30,
                                                 2001             2000
                                            -------------    --------------
            Finished product                   $  6,117          $  7,117
            Supplies and other                    1,581             1,183
                                                -------           -------
                                               $  7,698          $  8,300
                                                =======           =======

(4)    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

                                                December 29,      December 30,
                                                    2001              2000
                                              --------------     -------------
            Land                                 $   9,454         $   9,871
            Buildings and improvements              25,906            27,272
            Machinery and equipment                139,248           139,678
            Vehicles                                49,084            48,041
            Construction in process                  6,607             4,324
                                                 ---------         ---------
                                                   230,299           229,186
            Accumulated depreciation               155,555           140,944
                                                 ---------         ---------
                                                 $  74,744         $  88,242
                                                 =========         =========

(5)    ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

                                                December 29,      December 30,
                                                    2001              2000
                                              ---------------------------------
            Esteem (Norfolk, NE)                   $ 1,200           $ 1,400
            Peptide (Norfolk, NE)                      500               862
            Petaluma, CA                               497                 -
            Billings, MT                               421               372
            West Point, NE                             118                 -
            Lynchburg, VA                              100                 -
            Shelbyville, IN                             62                 -
            Zanesville, OH                              54                 -
            Goldsboro, NC                               50                 -
            Milwaukee, WI                                -               527
                                                    ------            ------
                                                   $ 3,002           $ 3,161
                                                    ======            ======
During Fiscal 2001, management changed its assessment of the period of time in which the assets held for sale could likely be sold. Accordingly, the balance of assets held for sales is classified as a noncurrent asset at December 29, 2001.

(6)    OTHER ASSETS

Other assets consist of the following (in thousands):

                                                 December 29,      December 30,
                                                     2001              2000
                                                -------------------------------
            Prepaid pension cost (Note 13)         $  2,359          $  2,054
            Deposits and other                        1,526               951
            Deferred recapitalization costs           3,762                 -
                                                   --------          --------
                                                   $  7,647          $  3,005
                                                   ========          ========

(7)    ACCURED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                               December 29,      December 30,
                                                                                   2001              2000
                                                                             ------------------------------------
               Compensation and benefits                                        $   6,750         $   4,093
               Utilities and sewage                                                 3,944             3,981
               Accrued plant expenses                                               2,590             2,048
               Accrued forbearance fees                                             2,570                 -
               Insurance (Note 16)                                                  2,604             6,004
               Accrued freight cost                                                 1,208             1,053
               Accrued interest rate swap liability                                 1,020               436
               Accrued taxes                                                          888             1,359
               Reserve for environmental and litigation matters (Note 16)             599             1,149
               Non-compete agreements                                                 363             1,620
               Other accrued expense                                                1,533             1,417
                                                                                 --------          --------
                                                                                 $ 24,069          $ 23,160
                                                                                 ========          ========

(8)    LEASES

The Company leases five plants and storage locations, four office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 29, 2001, are as follows (in thousands):

                Period Ending Fiscal                       Operating Leases
                --------------------                       ----------------
                     2002                                     $  3,627
                     2003                                        2,725
                     2004                                        2,086
                     2005                                        1,335
                     2006                                          515
                     Thereafter                                  8,504
                                                              --------
                          Total                               $ 18,792
                                                              ========
Rent expense for the years ended December 29, 2001, December 30, 2000 , and January 1, 2000 was $4.2 million, $3.2 million and $2.6 million, respectively.

(9)    DEBT

Debt consists of the following (in thousands):

                                                  December 29,      December 30,
                                                      2001              2000
                                                 -------------------------------
              Credit Agreement:
                  Revolving Credit Facility         $120,027          $109,498
                  Term Loan                                -                 -
              Other notes                                 26                30
                                                     -------           -------
                                                     120,053           109,528
              Less current maturities                120,053           109,528
                                                     -------           -------
                                                    $      -          $      -
                                                     =======           =======

              See the discussion regarding Liquidity and
              Going Concern Risk in Note 2.
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

On November 6, 1998, the Company entered into an extension of the amended Credit Agreement whereby the Banks agreed to forbear from exercising rights and remedies arising as a result of the Defaults until December 14, 1998. The forbearance period was subsequently extended to January 22, 1999. On January 22, 1999, the Company and the banks amended and restated the Credit Agreement.

The Credit Agreement, as amended, provided for borrowings in the form of a $36,702,000 Term Loan and $135,000,000 Revolving Credit Facility. At December 30, 2000, the Term Loan had been paid in full and the availability under the revolver was $128.5 million. Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios.

As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, extend the Credit Agreement to March 15, 2002, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into a Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002, and the Company and lenders will use their best efforts to consummate the recapitalization transaction, whereby the Company will exchange the borrowings outstanding under its existing Credit Agreement, accrued interest, and forbearance fees payable for newly issued common stock equal to 75% of the Company’s total outstanding common shares on a fully-diluted basis (exclusive of stock options issued and outstanding). The Company and its lenders will use their best efforts to consummate a new Credit Agreement which is anticipated to result in issuance of senior term notes of $68.3 million, cumulative redeemable preferred stock with a face value of $10.0 million and a revolving credit agreement which will enable the Company to borrow up to $7.7 million.

(10)    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

                                                                              December 29,     December 30,
                                                                                  2001             2000
                                                                             ------------------------------
          Reserve for insurance, environmental, litigation and tax
              matters (Note 16)                                                   $  7,184         $13,214
          Liabilities associated with consulting and noncompete agreements             758           2,868
          Other                                                                        192             165
                                                                                   -------          ------
                                                                                  $  8,134         $16,247
                                                                                   =======          ======
The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with Statement of Financial Accounting Standards No. 106 and the effect on the Company's financial position and results of operations is immaterial.

(11)    INCOME TAXES

Income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes consists of the following (in thousands):

                                                  December 29,      December 30,     January 1,
                                                      2001              2000            2000
                                                ------------------------------------------------
                Current:
                     Federal                         $    -           $    -         $      -
                     State                                -                -                -
                     Foreign                              -                -                -
                Deferred:
                       Federal                            -                -           (9,183)
                       State                              -                -             (796)
                       Foreign                            -                -              (36)
                                                     ------           ------         --------
                                                     $    -           $    -         $(10,015)
                                                     ======           ======         ========

       Income tax benefit for the years ended  December 29, 2001,  December 30,  2000,  and January 1, 2000,  differed  from the amount computed by applying the statutory U.S.  federal income tax rate (35%) to loss from  continuing  operations  before income taxes as a result of the following (in thousands):

                                                                  December 29,      December 30,     January 1,
                                                                      2001              2000            2000
                                                                ---------------------------------------------------
           Computed "expected" tax expense                         $ (4,146)         $ (6,846)        $ (9,000)
           State income taxes, net of federal benefit                     -                 -             (517)
           Tax-exempt income of foreign sales corporation                 -                 -                -
           Change in valuation allowance                              4,289             7,554             (311)
           Other, net                                                  (143)             (708)            (187)
                                                                   --------          --------         --------
                                                                   $      -          $      -         $(10,015)
                                                                   ========          ========         ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2001 and December 30, 2000 are presented below (in thousands):

                                                                  December 29,      December 30,
                                                                      2001              2000
                                                                -----------------------------------
          Deferred tax assets:
            Net operating loss carryforwards                         $ 34,208          $ 35,668
            Capital loss carryforwards                                      -                 -
            Loss contingency reserves                                   4,229             5,457
            Other                                                       1,753             1,314
                                                                      -------           -------
                      Total gross deferred tax assets                  40,190            42,439
                      Less valuation allowance                        (25,994)          (21,705)
                                                                      -------           -------
                      Net deferred tax assets                          14,196            20,734
                                                                      -------           -------
          Deferred tax liabilities:
            Collection routes and contracts                            (5,250)           (6,926)
            Property, plant and equipment                              (8,016)          (13,023)
            Other                                                        (717)             (572)
                                                                      -------           -------
                      Total gross deferred tax liabilities            (13,983)          (20,521)
                                                                      -------           -------
                                                                     $    213          $    213
                                                                      =======           =======
The portion of the deferred tax assets and liabilities expected to be recognized in Fiscal 2001 has been recorded at December 29, 2001, in the accompanying consolidated balance sheet as a net current deferred income tax asset of $2,203,000. The remaining non-current deferred tax assets and liabilities have been recorded as a net deferred income tax liability of $1,990,000 at December 29, 2001 in the accompanying consolidated balance sheet.

The valuation allowance for deferred tax assets as of December 29, 2001 and December 30, 2000 was $25,994,000 and $21,705,000, respectively. The net changes in the total valuation allowance was an increase of $4,289,000 for the year ended December 29, 2001 and an increase of $7,554,000 for the year ended December 30, 2000 . The Company believes that the remaining net deferred tax assets at December 29, 2001 will be realized primarily through future reversals of existing taxable temporary differences.

At December 29, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $90,020,000 which are available to offset future federal taxable income through 2019. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership, the Company believes utilization of its pre-1994 net operating loss carryforwards ($72,280,000) is limited to $3,400,000 per year for the remaining life of the net operating losses.

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

The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of December 29, 2001, options to purchase 703,385 shares of common stock had been granted pursuant to this plan. The options have a term of ten years from the date of grant and may be exercised at a price of $1.75 - $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.46, $1.65 and $5.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                                   2001             2000              1999
                                             --------------------------------------------------
             Expected dividend yield               0.0%             0.0%              0.0%
             Risk-free interest rate              5.14%            5.28%              6.38%
             Expected life                       10 years         10 years          10 years
             Expected annual volatility       42.31-100.94%     42.31-98.64%     62.41 - 66.59%
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

                                                                   2001         2000         1999
                                                                ------------------------------------
            Net loss
                                               As reported       $(11,845)    $(19,189)    $(16,033)
                                               Pro forma         $(12,132)    $(20,415)    $(16,534)
            Basic loss per common share
                                               As reported        $(0.76)      $(1.23)      $(1.03)
                                               Pro forma          $(0.78)      $(1.31)      $(1.06)

       A summary of transactions for all stock options granted follows:

                                                                                         Weighted-avg.
                                                          Number of    Option exercise   exercise price
                                                           shares      price per share     per share
                                                       --------------------------------------------------
             Options outstanding at January 2, 1999       3,078,322       $2.86-10.88        $6.05
                   Granted                                  111,000        1.75-2.63          2.12
                   Canceled                                (952,687)      2.63-10.29          6.43
                                                          ---------
             Options outstanding at January 1, 2000       2,236,635       1.75-10.88          5.69
                                                          =========
                   Granted                                1,129,050        0.50-1.75          1.11
                   Canceled                              (1,031,305)     2.625-10.875         7.74
                                                          ---------
             Options outstanding at December 30, 2000     2,334,380        0.50-9.50          2.43
                                                          =========
                   Granted                                  703,385          0.50             0.50
                   Canceled                                 (11,900)      4.125-9.50          6.38
             Options outstanding at December 29, 2001     3,025,865       0.50-9.042          2.08
                                                          =========
             Options exercisable at December 29, 2001     2,407,867       0.50-9.042         $2.46
                                                          =========
At December 29, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50-9.042 and 7.5 years, respectively.

At December 29, 2001 and December 30, 2000, the number of options exercisable was 2,407,867 and 2,253,590, respectively, and the weighted-average exercise price of those options was $2.46 and $2.43, respectively.

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2001 and 2000) (in thousands):

                                                                December 29,        December 30,
                                                                    2001                2000
                                                                ---------------------------------
       Change in benefit obligation:
            Benefit obligation at beginning of year                 $45,404            $45,991
            Service cost                                              1,305              1,478
            Interest cost                                             3,425              3,363
            Amendments                                                  301                  -
            Actuarial (gain)/loss                                     1,541             (2,973)
            Benefits paid                                            (2,515)            (2,455)
                                                                     ------             ------
              Benefit obligation at end of year                      49,461             45,404
                                                                     ------             ------
       Change in plan assets:
            Fair value of plan assets at beginning of year           48,881             46,683
            Actual return on plan assets                             (4,727)             4,052
            Employer contribution                                       710                601
            Benefits paid                                            (2,515)            (2,455)
                                                                     ------             ------
              Fair value of plan assets at end of year               42,349             48,881
                                                                     ------             ------

       Funded status                                                 (7,112)             3,477
       Unrecognized actuarial (gain)/loss                             8,543             (2,148)
       Unrecognized prior service cost                                  928                725
                                                                     ------             ------
            Net amount recognized                                   $ 2,359            $ 2,054
                                                                     ======             ======

       Amounts recognized in the consolidated balance sheets
       consist of:
               Prepaid benefit cost                                 $ 2,359            $ 2,054
               Accrued benefit liability                               (713)                 -
               Intangible asset                                         180                  -
               Accumulated other comprehensive income                   533                  -
                                                                     ------             ------
                     Net amount recognized                          $ 2,359            $ 2,054
                                                                     ======             ======
During December 2001, the Company’s pension plans received common stock resulting from the demutualization of an insurance company with an aggregate fair value of $4.0 million which has been considered in the determination of the amount of minimum liability reported at December 29, 2001. Since the common stock was received after the October 1, 2001 measurement date, it is not included in the fair value of plan assets at end of year in the table above. The common stock received will be considered an asset of the plans for purposes of determining Fiscal 2002 net pension cost.

Net pension cost includes the following components (in thousands):

                                                      December 29,     December 30,      January 1,
                                                          2001             2000             2000
                                                     ----------------------------------------------
      Service cost                                     $ 1,305          $ 1,478          $ 1,781
      Interest cost                                      3,425            3,363            3,110
      Expected return on plan assets                    (4,424)          (4,217)          (3,894)
      Net amortization and deferral                         98               98               73
                                                        ------           ------           ------
                      Net pension cost                 $   404          $   722          $ 1,070
                                                        ======           ======           ======

      Assumptions used in accounting for the employee benefit pension plans were:

                                                       December 29,     December 30,     January 1,
                                                           2001            2000            2000
                                                       --------------------------------------------
      Weighted average discount rate                       7.50%           7.75%            7.50%
      Rate of increase in future compensation levels       5.16%           5.08%            5.17%
      Expected long-term rate of return on assets          9.25%           9.25%            9.25%
The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company’s proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans’ net assets is not available. The cost of such plans amounted to $1,491,000, $1,384,000 and $1,306,000 for the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

(14)    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in 2001, 2000 and 1999.

(15)    DISCONTINUED OPERATIONS

In 1998, the Company made a decision to discontinue the operations of the Bakery By-Products Recycling business segment in order to concentrate its financial and human resources on its other businesses. The disposal of this business was accounted for as a discontinued operation. Gain (loss) on disposal relates to an adjustment of the indemnification liability in Fiscal 1999 and write-off of the liability in Fiscal 2000 upon termination of the indemnification period.

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

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility. (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

Sauget, Illinois

The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company is defending this case vigorously, and does not believe, based upon currently available information, that the fertilizer plant contributed in any significant way to the contamination that is leading to the environmental cleanup, or that its share, if any, of the cost of the cleanup will be material.

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $10.6 million and $20.4 million at December 29, 2001 and December 30, 2000, respectively. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(17)    BUSINESS SEGMENTS

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. Due to unfavorable market conditions, the Esteem Products division, formerly reported as a separate segment, was combined with the Company’s Rendering operations in Fiscal 2001 for internal management reporting. Accordingly, the segment information for 1999 and 1998 has been recast to conform to the Company’s current operating segments. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

              Business Segment Net Revenues (in thousands):
              ---------------------------------------------
                                                        December 29,      December 30,     January 1,
                                                           2001              2000             2000
                                                      ------------------------------------------------
                Rendering:
                       Trade                             $194,960          $186,445         $204,631
                       Intersegment                        31,182            26,011           27,970
                                                         --------          --------         --------
                                                          226,142           212,456          232,601
                                                         --------          --------         --------
                Restaurant Services:
                       Trade                               61,014            56,350           53,939
                       Intersegment                         6,854             7,781            7,204
                                                         --------          --------         --------
                                                           67,868            64,131           61,143
                                                         --------          --------         --------

                Eliminations                              (38,036)          (33,792)         (35,174)
                                                         --------          --------         --------
                Total                                    $255,974          $242,795         $258,570
                                                         ========          ========         ========

              Business Segment Profit (Loss)  (in thousands):
              ----------------------------------------------
                                                        December 29,      December 30,    January 1,
                                                           2001              2000            2000
                                                       ----------------------------------------------

                Rendering                                $ 14,000         $   8,170        $   3,249
                Restaurant Services                         7,436             3,487              922
                Corporate Activities                      (19,119)          (17,246)         (15,882)
                Interest expense                          (14,162)          (13,971)         (14,004)
                                                         --------          --------         --------
                Loss from continuing operations
                   before income taxes                   $(11,845)         $(19,560)        $(25,715)
                                                         ========          ========         ========
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

              Business Segment Assets (in thousands):
              --------------------------------------
                                                   December 29,     December 30,
                                                       2001             2000
                                                 -------------------------------
             Rendering                             $  56,847        $  64,199
             Restaurant Services                      14,779           17,290
             Combined Rend./Rest. Svcs.               64,155           72,722
             Corporate Activities                     23,298           20,294
                                                    --------         --------
             Total                                 $ 159,079        $ 174,505
                                                    ========         ========

             Business Segment Property, Plant and Equipment (in thousands):
             -------------------------------------------------------------

                                                    December 29,      December 30,
                                                        2001              2000
                                                  --------------------------------
             Depreciation and amortization:
                   Rendering                          $17,823           $21,531
                   Restaurant Services                  6,333             6,323
                   Corporate Activities                 2,478             3,327
                                                       ------            ------
             Total                                    $26,634           $31,181
                                                       ======            ======
             Additions:
                   Rendering                          $ 3,327           $ 2,168
                   Restaurant Services                  1,544             2,897
                   Combined Rend./Rest. Svcs.           1,292             2,159
                   Corporate Activities                 2,979               460
                                                       ------            ------
             Total                                    $ 9,142           $ 7,684
                                                       ======            ======

             The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

             Geographic Area Net Trade Revenues (in thousands):
             -------------------------------------------------

                                               December 29,     December 30,      January 1,
                                                   2001             2000             2000
                                             ------------------------------------------------
                United States                   $117,849         $114,102         $151,165
                Korea                              3,538            6,041           13,029
                Spain                                388              963            1,798
                Mexico                            23,390           25,090           19,320
                Japan                              1,075            1,916            2,162
                N. Europe                          1,444              707            2,095
                Pacific Rim                        9,838              889            9,008
                Taiwan                               552            1,775            2,415
                Canada                               993              864              580
                Latin/South America                9,192           13,408           13,413
                Other/Brokered                    87,715           77,040           43,585
                                                --------         --------         --------
                Total                           $255,974         $242,795         $258,570
                                                ========         ========         ========

           Other/Brokered trade revenues represent product for which the ultimate destination is not monitored.

(18)    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                               Year Ended December 29, 2001
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                             --------------  ---------------  --------------  ---------------
        Net sales                                 $63,634        $58,614           $65,045         $68,681
        Operating income (loss)                     1,503         (1,342)              942           2,865
        Loss from continuing operations            (1,149)        (5,721)           (3,519)         (1,456)
        Net loss                                   (1,149)        (5,721)           (3,519)         (1,456)
        Basic loss per share                       (0.07)         (0.37)            (0.23)          (0.09)
        Diluted loss per share                     (0.07)         (0.37)            (0.23)          (0.09)

                                                               Year Ended December 30, 2000
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                             --------------  ---------------  --------------  ---------------
        Net sales                                   $62,818        $61,557           $57,629         $60,791
        Operating income (loss)                         194         (1,200)           (1,550)         (2,849)
        Loss from continuing operations              (3,026)        (4,766)           (5,169)         (6,599)
        Discontinued operations -
           Gain on disposal                               -            121                 -             250
        Net loss                                     (3,026)        (4,645)           (5,169)         (6,349)
        Basic loss per share                         (0.19)         (0.30)            (0.33)          (0.41)
        Diluted loss per share                       (0.19)         (0.30)            (0.33)          (0.41)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

                                                       Additions Charged to:
                                         Balance at    ---------------------                 Balance at
                                         Beginning      Costs and                              End of
                Description              of Period       Expenses     Other     Deductions     Period
--------------------------------------- ------------   -----------   -------   -----------   ----------

Accumulated amortization of
collection routes and contracts:

Year ended December 29, 2001              $ 18,828       $ 5,014      $  -       $ 1,703       $ 22,139
                                          ========       =======      ====       =======       ========

Year ended December 30, 2000              $ 15,819       $ 5,498      $  -       $ 2,489       $ 18,828
                                          ========       =======      ====       =======       ========

Year ended January 1, 2000                $ 12,101       $ 5,686      $  4       $ 1,972       $ 15,819
                                          ========       =======      ====       =======       ========

Accumulated amortization of
goodwill:

Year ended December 29, 2001              $    883       $   242      $  -       $    48       $  1,077
                                          ========       =======      ====       =======       ========

Year ended December 30, 2000              $    741       $   142      $  -       $     -       $    883
                                          ========       =======      ====       =======       ========

Year ended January 1, 2000                $    513       $   228      $  -       $     -       $    741
                                          ========       =======      ====       =======       ========

Note:  Deductions consist of the write-off of fully amortized collection routes and contracts and goodwill.

Reserve for bad debts:

Year ended December 29, 2001              $    680       $   582      $  -       $   795       $    467
                                          ========       =======      ====       =======       ========

Year ended December 30, 2000              $  2,408       $   641      $  -       $ 2,369       $    680
                                          ========       =======      ====       =======       ========

Year ended January 1, 2000                $  1,169       $ 1,604      $  -       $   365       $  2,408
                                          ========       =======      ====       =======       ========

Accumulated amortization of
goodwill:

Year ended December 29, 2001              $ 21,705       $ 4,289      $  -       $     -       $ 25,994
                                          ========       =======      ====       =======       ========

Year ended December 30, 2000              $ 14,151       $ 7,554      $  -       $     -       $ 21,705
                                          ========       =======      ====       =======       ========

Year ended January 1, 2000                $ 14,462       $     -      $  -       $   311       $ 14,151
                                          ========       =======      ====       =======       ========

Note:  Deductions consist of write-offs of uncollectable accounts receivable.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART II

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement to be filed on or before April 28, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

     The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement to be filed on or before April 28, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement to be filed on or before April 28, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Taura has served as Chairman of the Board and Chief Executive Officer of the Company since August 1999. Mr. Taura is a partner in the management consulting firm Taura Flynn and Associates, LLC. Prior to Mr. Taura becoming an employee of the Company, he served as Chairman of the Board and Chief Executive Officer of the Company pursuant to an agreement between Taura, Flynn and Associates and the Company. Pursuant to such agreement, the Company paid Taura, Flynn and Associates $19,649 during Fiscal 2001.

     Fredric J. Klink, a director of the Company, is a partner in the law firm of Dechert. The Company paid Dechert $349,553 during Fiscal 2001 for the performance of various legal services.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:
     (1)  The following consolidated financial statements are included in Item 8.
                                                                                  Pages
                                                                                  -----
               Independent Auditors' Report                                         20
               Consolidated Balance Sheets-
                    December 29, 2001 and December 30, 2000                         21
               Consolidated Statements of Operations-
                    Three years ended December 29, 2001                             22
               Consolidated Statements of Stockholders' Equity -
                    Three years ended December 29, 2001                             23
               Consolidated Statements of Cash Flows -
                    Three years ended December 29, 2001                             24
               Notes to Consolidated Financial Statements -
                    December 29, 2001 and December 30, 2000                         25
               Quarterly Data                                                       41

     (2)  The following financial statement schedule is included in Item 8.

                  Schedule II - Valuation and Qualifying Accounts                   42
                                Three years ended December 29, 2001

                  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     (3)  (a) Exhibits

                 Exhibit No.                       Description
                 -----------   -------------------------------------------------------------
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

                   10.18       Master Lease Agreement between Navistar Leasing Company and Darling
                               International Inc. dated as of August 4, 1999.

                   10.19       Recapitalization  Agreement  dated  March 15,  2002,  by and among Darling  International  Inc., and each of the banks or other lending  institutions  which is a signatory  hereto or any successor or assignee  thereof  (individually,  a "Bank"
                               and collectively, the "Banks"), and Credit Lyonnais New York
                               Branch,  individually as a Bank and as agent for itself, the other Banks and other  secured  parties (in its  capacity as agent, together with successors, the "Agent").

                   21          Subsidiaries of the Registrant.

                   23          Consent of KPMG LLP.

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

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended December 29, 2001 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 15th day of March, 2002.

                                                              DARLING INTERNATIONAL INC.

                                                              By: /s/  Denis J. Taura
                                                                -----------------------------
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

         Signature                          Title                                       Date
        --------------            ----------------------------------                 -----------------

  /s/   Denis J. Taura             Chairman of the Board and                            March 15, 2002
        Denis J. Taura                Chief Executive Officer

  /s/   James A. Ransweiler        President and                                        March 15, 2002
        James A. Ransweiler           Chief Operating Officer
                                      (Principal Executive Officer)

  /s/   John O. Muse               Executive Vice President -                           March 15, 2002
        John O. Muse                    Finance and Administration
                                        (Principal Financial and Accounting Officer)

  /s/   Bruce Waterfall            Director                                             March 15, 2002
        Bruce Waterfall

  /s/   Fredric J. Klink           Director                                             March 15, 2002
        Fredric J. Klink

  /s/   Dennis B. Longmire         Director                                             March 15, 2002
        Dennis B. Longmire

  /s/   Joe Colonnetta             Director                                             March 15, 2002
        Joe Colonnetta

INDEX TO EXHIBITS

      Exhibit No.            Description                                                     Page
      -----------    ----------------------------------------------------                  --------

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

        10.18       Master Lease Agreement between Navistar Leasing Company and Darling
                    International Inc. dated as of August 4, 1999.

        10.19       Recapitalization  Agreement  dated  March 15,  2002,  by and among Darling  International  Inc., and each of the banks or other lending  institutions  which is a signatory  hereto or any successor or assignee  thereof  (individually,  a "Bank"
                    and collectively, the "Banks"), and Credit Lyonnais New York
                    Branch,  individually as a Bank and as agent for itself, the other Banks and other  secured  parties (in its  capacity as agent, together with successors, the "Agent").

         21         Subsidiaries of the Registrant.

         23         Consent of KPMG LLP.                                                              53

           *  Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed July 15, 1994 (Registration No. 33-79478).
          **  Incorporated by reference to Form 8-K filed January 29, 1999.
         ***  Incorporated by reference to Form 10-Q filed August 7, 1997.
         PFiled pursuant to temporary hardship exemption under cover of Form SE.

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Darling International Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling International Inc. of our report dated February 28, 2002, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2001, and the related schedule, which report appears in the December 29, 2001 annual report on Form 10-K of Darling International Inc.

Our report refers to a change in accounting for derivative instruments and hedging activities in 2001.

Our report contains an explanatory paragraph that states that the Company has debt of $120,027,000 classified as a current liability at December 29, 2001 because it matured in June, 2001, and is now subject to a recapitalization agreement pursuant to which the lenders have agreed to a forbearance period through April 30, 2002, during which time the Company will endeavor to consummate a new credit agreement. These circumstances raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Dallas, Texas
March 15, 2002