Form 10-K/A
period 2001-12-29
DARLING INTERNATIONAL INC
filed 2002-04-29
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.         YES    /X/            NO    /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.       /X/

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,719,000 as of April 25, 2002 based upon the closing price of such stock as reported on the American Stock Exchange ("AMEX") on that day.

There were 15,568,362 shares of common stock, $0.01 par value, outstanding at March 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 29, 2002 in connection with the Registrant's 2002 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
         ACCOUNTING AND FINANCIAL DISCLOSURE  .  .  .  .  .  .  .  .  .  .  52

                                PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .  .  .  .  .   52
ITEM 11. EXECUTIVE COMPENSATION  .  .  .  .  .  .  .  .  .  .  .  .  .  .   52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  52
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  .  .  .  .  .  .  52

                                PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  53

        Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   55

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART I

GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, provide that the lenders will not exercise their remedies under the Credit Agreement for certain defaults until after the expiration of the forbearance period on April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), and will continue to make revolving loans to the Company, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company's own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002) , and if the Recapitalization is consummated, the Company will exchange the borrowings outstanding under its existing Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common stock on a fully-diluted basis (exclusive of stock options issued and outstanding) and 6% cumulative redeemable preferred stock with a face value of $10.0 million. If the Recapitalization transaction is consummated, the Company and its Lenders will enter into an amended and restated credit agreement which is anticipated to result in borrowings under a senior term loan of $68.3 million, and a revolving credit facility which will enable the Company to borrow up to $10.1 million. The consummation of the Recapitalization is subject to a number of conditions and termination rights.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Because the Company did not make the principal payments under the credit facility when it matured on June 30, 2001, the Company is in default under its existing credit agreement. In connection with the Recapitalization Agreement, the Lenders agreed to extend the forbearance period and not exercise their remedies until April 30, 2002. We have agreed in principle with the Lenders on an amendment to the forbearance agreement that would extend the forbearance perod to May 31, 2002, but this amendment has not been signed yet. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, after the expiration of the forbearance period, the Lenders could exercise their rights to realize upon the collateral securing the debt (which comprises substantially all the Company's assets). As a result of this material uncertainty, there is doubt about the Company's ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

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

         The Company is a recycler of food processing by-products. The Company collects and recycles animal processing by-products and used restaurant cooking oil. In addition, the Company provides grease trap collection services to restaurants. The Company processes such raw materials at 26 facilities located throughout the United States into finished products such as tallow, meat and bone meal and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds.

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

Competition

         Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" processors. Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for restaurants to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. Major competitors include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Service segments.

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

Regulations

         The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are: 1) the FDA, which regulates food and feed safety; 2) USDA, which regulates collection and production methods; 3) EPA, which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge; 4) state Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality; and 5) USDOT, as well as local and state agencies, which regulate the operation of the Company's commercial vehicles. Such rules and regulations may influence the Company's operating results at one or more facilities.

         Effective August, 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "Mad Cow Disease," should the disease ever occur in the United States. The Company's management believes the Company is in compliance with the provisions of the rule.

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
        Detroit, MI                 Rendering/Yellow Grease/Trap
        Fresno, CA                  Rendering/Yellow Grease
        Kansas City, KS             Rendering/Yellow Grease
        Los Angeles, CA             Rendering/Yellow Grease/Trap
        Newark, NJ                  Rendering/Yellow Grease
        San Francisco, CA  *        Rendering/Yellow Grease/Trap
        Sioux City, IA              Rendering/Yellow Grease
        St. Louis, MO               Rendering/Yellow Grease
        Tacoma, WA *                Rendering/Yellow Grease/Trap
        Turlock, CA                 Rendering/Yellow Grease

    Rendering Business Segment:
    --------------------------
        Coldwater, MI               Rendering
        Houston, TX                 Rendering
        Linkwood, MD                Rendering
        Omaha, NE                   Rendering
        Omaha, NE                   Blending
        Omaha, NE                   Edible Oils
        Wahoo, NE                   Rendering

    Restaurant Services Business Segment:
    ------------------------------------
        Chicago, IL                 Trap
        Ft. Lauderdale, FL *        Yellow Grease/Trap
        Houston, TX                 Yellow Grease/Trap
        No. Las Vegas, NV           Yellow Grease/Trap
        Tampa, FL                   Yellow Grease/Trap

    *Property  is leased.  Annual rent expense for these  leased  properties in the aggregate was $0.6 million in Fiscal 2001.

ITEM 3.      LEGAL PROCEEDINGS

LITIGATION . Melvindale
A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

. Long Island City, NY
The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ's total claim nor the Company's alleged share thereof. As a result, the Company is unable to estimate its potential liability from this lawsuit. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

. Sauget, IL
The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. As potentially responsible parties themselves, Pharmacia and Solutia are seeking to recover unspecified proportionate shares from each of the other parties, in addition to the Company, of an as yet undetermined total cleanup cost. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company is defending this case vigorously, and does not believe, based upon currently available information, that the fertilizer plant contributed in any significant way to the contamination that is leading to the environmental cleanup, or that its share, if any, of the cost of the cleanup will be material. Accordingly, the Company is unable to estimate its potential liability from this lawsuit.

. Other Litigation
The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company's processing facilities.

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

               Fiscal Quarter                       Market Price
                                          ----------------------------------
                                                  High            Low
                                          ----------------- ----------------
               2002:
               First Quarter                    $0.85             $0.32

               2001:
               First Quarter                    $1.250            $0.438
               Second Quarter                   $0.840            $0.500
               Third Quarter                    $1.000            $0.500
               Fourth Quarter                   $0.910            $0.500

               2000:
               First Quarter                    $2.000            $1.625
               Second Quarter                   $1.750            $1.125
               Third Quarter                    $1.375            $0.250
               Fourth Quarter                   $0.875            $0.250

         The Company has been notified by its stock transfer agent that as of March 29, 2002, there were 79 "registered" holders of record of the common stock. There are approximately 650 beneficial stockholders of the common stock.

         The Company has not paid any dividends on its common stock since January 3, 1989. The Company's Credit Agreement restricts the Company's ability to pay dividends. The Company does not currently anticipate paying cash dividends on the common stock in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business or reduction of its indebtedness.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

Results of Operations

Fifty-two Week Fiscal Year Ended December 29, 2001 ("Fiscal 2001") Compared to Fifty-two Week Fiscal Year Ended December 30, 2000 ("Fiscal 2000")

General

         The Company reported a sales increase of $13.2 million (5.4%) for Fiscal 2001 and operating income of $4.0 million compared to a $5.4 million operating loss in Fiscal 2000, an improvement of $9.4 million. Principal factors affecting these comparative results, which are discussed further in the following section, were higher collection fees which improved recovery of collection expenses, favorable finished goods prices, and lower depreciation expense, partially offset by higher natural gas and fuel oil expenses. The Company reported a loss from continuing operations of $11.8 million for Fiscal 2001 compared to a loss from continuing operations of $19.6 million for Fiscal 2000, a reduction of the operating loss of $7.8 million.

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

         During Fiscal 2001, net sales increased by $13.2 million (5.4%) to $256.0 million as compared to $242.8 million during Fiscal 2000. The increase in net sales was primarily due to the following: 1) improved recovery of collection expenses, $9.2 million; 2) favorable finished goods prices resulted in a $4.6 million increase (the Company's average yellow grease prices increased $0.52/cwt to $8.94/cwt, (6.2% higher); average tallow prices increased $0.63/cwt to $9.58/cwt (6.6% higher); and average meat and bone meal prices decreased $4.60/ton to $184.00/ton (2.4% lower)); 3) hide sales increased $2.0 million; 4) improved yields on production increased $0.9 million; 5) other net increases during Fiscal 2001 of $0.3 million; partially offset by 6) finished product purchased for resale decreased $3.1 million; and 7) raw material inage decreased $0.7 million.

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

         During Fiscal 2001, cost of sales and operating expenses increased $6.5 million (3.4%) to $196.8 million as compared to $190.3 million during Fiscal 2000. The increase in cost of sales and operating expenses was primarily due to the following: 1) natural gas and fuel oil expenses increased $5.4 million; 2) repairs expense increased $2.9 million; 3) leased vehicle expenses increased $0.8 million; 4) contract hauling expenses increased $0.5 million; 5) other net increased expenses during Fiscal 2001 of $0.8 million; partially offset by 6) finished product purchased for resale decreased $3.1 million; and 7) gasoline and lubricant expenses decreased $0.8 million.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $28.6 million during Fiscal 2001, a $1.9 million increase (7.1%) from $26.7 million during Fiscal 2000, primarily due to higher payroll expense.

Depreciation and Amortization

         Depreciation and amortization charges decreased $4.5 million (14.4%) , to $26.6 million during Fiscal 2001 as compared to $31.2 million during Fiscal 2000. Included in Fiscal 2001 and Fiscal 2000, depreciation and amortization expense are impairment charges of $0.8 million and $4.0 million, respectively, due to impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121.

         The Fiscal 2001 impairment charge of $0.8 million pertains solely to assets held for sale in its Rendering business segment. The impairment charges were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value in light of current economic conditions. Estimated net realizable values were based on information from business and real estate brokers, comparable sales, property tax valuations and internal discussions with Company employees working in the geographic areas who were familiar with the specific assets. A summary of the impairment charge follows (in millions):

            Land                              $0.1
            Leaseholds and buildings           0.1
            Equipment and furniture            0.6
                                              ----
                 Total impairment             $0.8
                                              ====

         The Fiscal 2000 impairment charge of $4.0 million consists of: 1) $2.1 million related to Rendering business segment operating assets; 2) $0.1 million and $0.4 million related to Restaurant Services business segment equipment and allocable goodwill, respectively; and 3) $1.4 million related to assets held for sale in its Rendering business segment. The impairment charges of the assets in operation were made to reduce the carrying value to estimated fair value based on the discounted future cash flows of the assets. The impairment charges of the assets held for sale were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value based on information from a business broker. A summary of the impairment charge follows (in millions):

                                                       Restaurant
                                         Rendering      Services     Total
                                        -----------   ------------  ------
          Leaseholds and buildings           $0.6          $  -       $0.6
          Equipment and furniture             2.9           0.1        3.0
          Goodwill                              -           0.4        0.4
                                             ----          ----       ----
               Total impairment              $3.5          $0.5       $4.0
                                             ====          ====       ====

Interest Expense

         Interest expense was $14.2 million during Fiscal 2001, compared to $14.0 million during Fiscal 2000, an increase of $0.2 million (1.4%) . The effects of amortization of loan forbearance fees included in interest expense of $2.1 million and higher debt levels during Fiscal 2001 were partially offset by declining interest rates on the Company's floating rate debt.

Income Taxes

         The Company recorded a valuation allowance to eliminate the deferred tax benefit attributable to the Fiscal 2001 loss, as it did in Fiscal 2000.

Capital Expenditures

         The Company made capital expenditures of $9.1 million during Fiscal 2001 as compared to $7.7 million in Fiscal 2000, an increase of $1.4 million (18.2%) . Fiscal 2001 capital expenditures were principally for: operating equipment, $5.8 million; vehicles (primarily trucks or tractor-trailers), $1.6 million; office equipment, $1.2 million; and other capital expenditures, $0.5 million.

Fifty-two Week Fiscal Year Ended January 1, 2000, ("Fiscal 2000") Compared to Fifty-two Week Fiscal Year Ended January 2, 1999 ("Fiscal 1999")

General

         The Company reported a sales decrease of $15.8 million (6.1%) for Fiscal 2000, and an operating loss of $5.4 million compared to an operating loss of $12.0 million in Fiscal 2000, an operating loss reduction of $6.6 million (55.0%). Principal factors affecting these comparative results, which are discussed further in the following section, were lower finished goods sales prices and lower sales volume, the effects of which were more than offset by lower raw material costs and higher collection fees which improved recovery of collection expenses. The Company reported a loss from continuing operations of $19.6 million for Fiscal 2000 compared to a loss from continuing operations of $15.7 million for Fiscal 1999, an increased loss from continuing operations of $3.9 million (24.8%).

Net Sales

         During Fiscal 2000, net sales decreased by $15.8 million (6.1%) to $242.8 million as compared to $258.6 million during Fiscal 1999. The decrease in net sales was primarily due to the following: 1) decreases in overall finished goods prices resulted in an $11.1 million decrease in sales during Fiscal 2000 versus Fiscal 1999 (the Company's average yellow grease prices decreased $1.17/cwt to $8.42/cwt (12.2%); average tallow prices decreased $1.48/cwt to $9.58/cwt (13.4%); and average meat and bone meal prices increased $40.12/ton to $188.60/ton (27.0%); 2) products purchased for resale decreased $11.9 million; 3) decreases in the volume of raw materials processed resulted in a $9.7 million decrease in sales; and 4) other items decreased $1.2 million compared to Fiscal 1999; partially offset by 5) increases in collection fees (to offset a portion of the cost incurred in collecting raw material) of $13.0 million; 6) improved yields in production of $4.1 million; and 7) finished hides sales increased $1.0 million.

Cost of Sales and Operating Expenses

         During Fiscal 2000, cost of sales and operating expenses decreased $20.6 million (9.8%) to $190.3 million as compared to $210.9 million during Fiscal 1999. The decrease in cost of sales and operating expenses was primarily due to the following: 1) lower raw material prices paid, correlating to decreased prices for fats and oils and meat and bone meal, resulted in decreases of $6.4 million in cost of sales; 2) decreases in products purchased for resale resulted in a $11.9 million decrease; 3) decreases in the volume of raw materials collected and processed resulted in a decrease of approximately $1.8 million in cost of sales; 4) reductions in repairs expense, payroll, and contract hauling operating expenses of $4.8 million; and 5) other changes resulted in a decrease of $2.7 million; partially offset by 6) increases in natural gas, sewer expense and utilities, resulted in an increase of $6.7 million; and 7) cost of hides purchased increased $0.3 million.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $26.7 million during Fiscal 2000, a $0.1 million decrease (0.4%) from $26.8 million during Fiscal 1999. Decreases in professional and legal fees were partially offset by various expense increases.

Depreciation and Amortization

         Depreciation and amortization charges decreased $1.7 million (5.2%) , to $31.2 million during Fiscal 2000 as compared to $32.9 million during Fiscal 1999. Included in Fiscal 2000 and Fiscal 1999 depreciation and amortization expense are impairment charges of $4.0 million and $1.4 million, respectively, due to impairment recorded in accordance with Statement of Financial Accounting Standards No. 121.

         The Fiscal 2000 impairment charge of $4.0 million consists of: 1) $2.1 million related to Rendering business segment operating assets; 2) $0.1 million and $0.4 million related to Restaurant Services business segment equipment and allocable goodwill, respectively; and 3) $1.4 million related to assets held for sale in its Rendering business segment. The impairment charges of the assets in operation were made to reduce the carrying value to estimated fair value based on the discounted future cash flows of the assets. The impairment charges of the assets held for sale were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value based on information from a business broker. A summary of the impairment charge follows (in millions):

                                                         Restaurant
                                           Rendering      Services     Total
                                          -----------    ----------   -------
          Leaseholds and buildings             $0.6          $  -       $0.6
          Equipment and furniture               2.9           0.1        3.0
          Goodwill                                -           0.4        0.4
                                               ----          ----       ----
               Total impairment                $3.5          $0.5       $4.0
                                               ====          ====       ====

         The Fiscal 1999 impairment charge of $1.4 million pertains solely to assets held for sale in the Company's Rendering business segment. The impairment charges were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value. Estimated net realizable values were based on an offer from a prospective buyer and information from real estate brokers. A summary of the impairment charge follows (in millions):

            Leaseholds and buildings                $1.1
            Equipment and furniture                  0.3
                                                    ----
                 Total impairment                   $1.4
                                                    ====

Interest Expense

         Interest expense was $14.0 million during Fiscal 2000, compared to $15.5 million during Fiscal 1999, a decrease of $1.5 million (9.7%) . Lower debt during Fiscal 2000 was partially offset by higher interest rates.

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

Capital Expenditures

         The Company made capital expenditures of $7.7 million during Fiscal 2000 as compared to $9.9 million in Fiscal 1999, a decrease of $2.2 million (22.2%) .

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

FINANCING, LIQUIDITY, GOING CONCERN RISK, AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the existing Credit Agreement had a maturity date of June 30, 2001. Effective June 29, 2001, the Company entered into a forbearance agreement with the Lenders. The forbearance agreement, which has been amended several times, among other things, provides that the Lenders will not exercise their rights in connection with certain defaults under the Credit Agreement until after the expiraton of the forberance period on April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the Lenders with respect to the forbearance agreement, reduces the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limits financial covenants to certain minimum cash flows, based upon the Company's own projected cash flow for certain periods during the forbearance period.

         On March 15, 2002, the Company entered into the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), and if the Recapitalization is consummated, the Company will exchange the borrowings outstanding under its existing Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common stock on a fully-diluted basis (exclusive of stock options issued and outstanding), and 6% cumulative redeemable preferred stock with a face value of $10.0 million. If the Recapitalization transaction is consummated, the Company and its Lenders will enter into an amended and restated credit agreement which is anticipated to result in borrowings under a senior term loan of $68.3 million, and a revolving credit facility which will enable the Company to borrow up to $10.1 million. The consummation of the Recapitalization is subject to a number of conditions and termination rights.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Because the Company did not make the principal payments under the credit facility when it matured on June 30, 2001, the Company is in default under its existing Credit Agreement. In connection with the Recapitalization Agreement, the Lenders agreed to extend the forbearance period and not exercise their remedies until April 30, 2002. We have agreed in principle with the Lenders on an amendment to the forbearance agreement that would extend the forbearance period to May 31, 2002, but this amendment has not been signed yet. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, after the expiration of the forbearance period, the lenders could exercise their rights to realize upon the collateral securing the debt (which comprises substantially all the Company's assets). As a result of this material uncertainty, there is doubt about the Company's ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the existing Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 29, 2001, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         On December 29, 2001, the Company had a working capital deficit of $116.7 million and its working capital ratio was 0.26 to 1 compared to a working capital deficit of $106.8 million and a working capital ratio of 0.30 to 1 on December 30, 2000.

         Upon completion of the Recapitalization discussed elsewhere herein, the Company expects that its current liabilities on a pro forma basis as of December 29, 2001, will decrease by approximately $117.2 million resulting in positive working capital of approximately $0.5 million. The Company's current working capital deficit and expected positive working capital subsequent to the Recapitalization are not expected to be significantly different. In addition, the decrease in debt subsequent to the Recapitalization will result in reduced interest expense.

         Net cash provided by operating activities was $5.6 million, $16.2 million and $0.7 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Net cash provided by operating activities in Fiscal 2001 decreased principally due to increased accounts receivable arising from increased sales and reductions in accounts payable and accrued expenses, partially due to lower levels of credit extended by trade vendors and due to a $5.9 million cash payment to the Company's insurance claim administrator under a letter of credit arrangement. The cash payment was funded through a borrowing under the Credit Agreement.

         The current negative economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales and potential inventory buildup. The Company's management has revised its sales forecasts in light of their view of current economic conditions, and believes that following the Recapitalization, cash flows from operating activities at the same level as Fiscal 2001 and funds available under the amended and restated credit agreement should be sufficient to meet the Company's working capital needs and capital expenditures for at least the next 12 months. There can be no assurance, however, that a continued slowdown in the economy or other factors will not cause the Company to fail to meet management's revised forecasts, or otherwise result in liquidity concerns. Moreover, in the event the Recapitalization is not consummated, the Company is not likely to be able to continue as a going concern.

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

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K/A includes "forward-looking" statements that involve risks and uncertainties. The words "believe," "anticipate," "expect," "estimate," "intend," and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Annual Report on Form 10-K/A, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

         In addition to those factors discussed elsewhere in this report, and in other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's ability to consummate the transactions contemplated by the recapitalization agreement related to its Credit Agreement which expired June 30, 2001; the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

         At December 29, 2001, the Company has forward purchase agreements obligating the Company to purchase approximately 1,500,000 mmbtu's of natural gas for the period January through December, 2002, at an average purchase price of $3.47/mmbtu.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages
            Independent Auditors' Report                                   24
            Consolidated Balance Sheets-
                        December 29, 2001 and December 30, 2000            25
            Consolidated Statements of Operations-
               Three years ended December 29, 2001                         26
            Consolidated Statements of Stockholders' Equity -
               Three years ended December 29, 2001                         27
            Consolidated Statements of Cash Flows -
               Three years ended December 29, 2001                         28
            Notes to Consolidated Financial Statements -
               December 29, 2001 and December 30, 2000                     29

               Financial Statement Schedule:

                        II - Valuation and Qualifying Accounts             51
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

KPMG LLP

Dallas, Texas
February 28, 2002

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2001 and December 30, 2000
(in thousands, except share and per share data)

                                                                         December 29,   December 30,
ASSETS (Notes 2 and 9)                                                        2001          2000
----------------------                                                   -----------    -----------
Current assets:
       Cash and cash equivalents .......................................   $  3,668      $  3,509
       Accounts receivable, less allowance for bad debts of $467
          at December 29, 2001 and $680 at December 30, 2000 ...........     23,719        21,837
       Inventories (Note 3) ............................................      7,698         8,300
       Prepaid expenses ................................................      4,394         3,046
       Deferred income taxes (Note 11) .................................      2,203         3,081
       Assets held for sale (Note 5) ...................................          -         3,161
       Other (Note 1) ..................................................        209         2,923
                                                                            -------       -------
                      Total current assets .............................     41,891        45,857

Property, plant and equipment, net (Note 4) ............................     74,744        88,242
Collection routes and contracts, less accumulated amortization
       of $22,139 at Dec. 29, 2001 and $18,828 at Dec. 30, 2000 ........     27,366        32,140
Goodwill, less accumulated amortization of $1,077 at
       December 29, 2001 and $883 at December 30, 2000 .................      4,429         4,632
Deferred loan costs ....................................................          -           629
Assets held for sale (Note 5) ..........................................      3,002             -
Other assets (Note 6) ..................................................      7,647         3,005
                                                                            -------       -------
                                                                           $159,079      $174,505
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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 29, 2001
(in thousands)

                                                                  December 29,   December 30,    January 1,
                                                                      2001           2000          2000
                                                                  ------------   -----------     ----------

Cash flows from operating activities:
     Loss from continuing operations ...........................    $(11,845)      $(19,560)      $(15,700)
     Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
               Depreciation and amortization ...................      26,634         31,181         32,912
               Deferred income tax benefit .....................           -              -         (9,911)
               Loss/(gain) on sale of assets ...................         (80)           144         (2,060)
               Changes in operating assets and liabilities:
                         Accounts receivable ...................      (1,882)        (4,850)          (372)
                         Inventories and prepaid expenses ......        (746)         2,246          2,092
                         Accounts payable and accrued expenses .      (4,898)         3,070         (4,328)
                         Accrued interest ......................         345          2,928           (546)
                         Other .................................      (1,916)         1,084         (1,403)
                                                                     -------        -------        -------
    Net cash provided by continuing operating activities .......       5,612         16,243            684
    Net cash provided by discontinued operations ...............           -              -            119
                                                                     -------        -------        -------
               Net cash provided by operating activities .......       5,612         16,243            803
                                                                     -------        -------        -------
Cash flows from investing activities:
     Recurring capital expenditures ............................      (9,142)        (7,684)        (9,851)
     Gross proceeds from sale of property, plant and equipment,
          assets held for disposition and other assets .........         145          4,412         32,150
     Payments related to routes and other intangibles ..........        (279)          (636)          (152)
     Net cash used in discontinued operations ..................           -              -           (330)
                                                                     -------        -------        -------
               Net cash provided by/(used in) investing
                  activities  ..................................      (9,276)        (3,908)        21,817
                                                                     -------        -------        -------

Cash flows from financing activities:
     Proceeds from long-term debt ..............................     208,387        171,351        179,927
     Payments on long-term debt ................................    (197,862)      (179,842)      (210,237)
     Contract payments .........................................      (3,368)        (2,163)        (2,377)
     Deferred recapitalization costs ...........................      (3,334)             -              -
     Deferred loan costs .......................................           -              -           (300)
     Net cash used in discontinued operations ..................           -              -           (150)
                                                                     -------        -------        -------
               Net cash provided by/(used in) financing ........       3,823        (10,654)       (33,137)
                  activities  ..................................     -------        -------        -------

Net change in cash and cash equivalents
    from discontinued operations ...............................           -              -             28
                                                                     -------        -------        -------
Net increase/(decrease) in cash and cash equivalents ...........         159          1,681        (10,489)

Cash and  cash equivalents at beginning of year ................       3,509          1,828         12,317
                                                                     -------        -------        -------
Cash and cash equivalents at end of year .......................    $  3,668       $  3,509       $  1,828
                                                                     =======        =======        =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest .............................................    $ 13,817       $  9,161       $ 14,550
                                                                     -------        -------        -------
          Income taxes, net of refunds .........................    $   (141)      $ (1,777)      $   (625)
                                                                     -------        -------        -------

                                     The accompanying notes are an integral part
                                     of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2000 and January 1, 2000

(1)     GENERAL

        (a)     NATURE OF OPERATIONS

Darling International Inc. (the “Company”) is a recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products and used restaurant cooking oil from butcher shops, grocery stores, independent meat and poultry processors and restaurants nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, meat and bone meal, and yellow grease. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

On October 22, 1993, the Company entered into a settlement agreement approved by the U.S. District Court providing for a restructure of the Company's debt and equity and resolution of a class action lawsuit (the "Settlement"). The terms of the settlement were tantamount to a prepackaged bankruptcy despite the settlement not occurring under Chapter 11 of the Bankruptcy Code. On December 29, 1993, the Settlement was consummated and became binding on all original noteholders. The Company has accounted for the Settlement using "Fresh Start Reporting" as of January 1, 1994, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the United States Bankruptcy Code" issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994, and the Company's accumulated deficit was eliminated as of January 1, 1994.

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

(5) Collection Routes and Contracts

Collection routes consist of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees, and a dependable source of raw materials for processing into finished products. Restrictive covenants represent non-compete agreements with former competitors whose businesses were acquired. Amortization is computed by the straight-line method over the following periods: 1) Collection routes, 8 to 15 years; and 2) Restrictive covenants, 3 to 10 years.

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

In Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company recorded impairment charges of $840,000, $4,016,000 and $1,387,000, respectively, to reduce the value of goodwill, routes, and certain land, buildings and equipment to estimated fair value. The impairment charges are included in depreciation and amortization expense in the accompanying Fiscal 2001, Fiscal 2000 and Fiscal 1999 Consolidated Statements of Operations.

The Fiscal 2001 impairment charge of $840,000 pertains solely to assets held for sale (see Note 5) in the Company's Rendering business segment. The impairment charges were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value in light of current economic conditions. Estimated net realizable values were based on information from business and real estate brokers, comparable sales, property tax valuations and internal discussions with Company employees working in the geographic areas who were familiar with the specific assets. A summary of the impairment charge follows (in thousands):

            Land                             $106
            Leaseholds and buildings          134
            Equipment and furniture           600
                                             ----
                 Total impairment            $840
                                             ====
The Fiscal 2000 impairment charge of $4,016,000 consists of: 1) $2,138,000 related to Rendering business segment operating assets; 2) $162,000 and $375,000 related to Restaurant Services business segment equipment and allocable goodwill, respectively; and 3) $1,341,000 related to assets held for sale in its Rendering business segment. The impairment charges of the assets in operation were made to reduce the carrying value to estimated fair value based on the discounted future cash flows of the assets. The impairment charges of the assets held for sale were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value based on information from a business broker. A summary of the impairment charge follows (in thousands):

                                                         Restaurant
                                           Rendering      Services      Total
                                           ---------     ----------    ------
          Leaseholds and buildings           $  642          $  -      $  642
          Equipment and furniture             2,837           162       2,999
          Goodwill                                -           375         375
                                             ------          ----      ------
               Total impairment              $3,479          $537      $4,016
                                             ======          ====      ======
The Fiscal 1999 impairment charge of $1,387,000 million pertains solely to assets held for sale in the Company's Rendering business segment. The impairment charges were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value. Estimated net realizable values were based on an offer from a prospective buyer and information from real estate brokers. A summary of the impairment charge follows (in thousands):

            Leaseholds and buildings       $1,139
            Equipment                         248
                                           ------
                 Total impairment          $1,387
                                           ======
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

(17) Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(18) Reclassifications

Certain immaterial reclassifications of amounts previously reported have been made to the Fiscal 2000 and Fiscal 1999 consolidated financial statements to conform the presentation for each year.

(2)    LIQUIDITY AND GOING CONCERN RISK

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, provide the lenders will not exercise their remedies under the Credit Agreement of certain defaults until after the expiration of the forbearance period on April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), and will continue to make revolving loans to the Company, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), and if the Recapitalization is consummated, the Company will exchange the borrowings outstanding under its existing Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common stock on a fully-diluted basis (exclusive of stock options issued and outstanding) and 6% cumulative redeemable preferred stock with a face value of $10.0 million. If the Recapitalization transaction is consummated, the Company and its Lenders will enter into an amended and restated credit agreement which is anticipated to result in borrowings under a senior term loan of $68.3 million, and a revolving credit facility which will enable the Company to borrow up to $10.1 million. The consummation of the Recapitalization is subject to a number of conditions and termination rights.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Because the Company did not make the principal payments under the credit facility when it matured on June 30, 2001, the Company is in default under its existing credit agreement. In connection with the Recapitalization Agreement, the Lenders agreed to extend the forbearance period and not exercise their remedies until April 30, 2002. We have agreed in principle with the Lenders on an amendment to the forbearance agreement that would extend the forbearance period to May 31, 2002, but this amendment has not been signed yet. If the Company is unable to consummate a new financing arrangement, then, in the absence of another business transaction or debt agreement, the Company cannot make the principal payment due under the existing Credit Agreement and, accordingly, after the expiration of the forberance period, the lenders could exercise their rights to realize upon the collateral securing the debt (which comprises substantially all the Company's assets). As a result of this material uncertainty, there is doubt about the Company's ability to continue as a going concern. The absence of a new financing arrangement creates a material uncertainty regarding the ability of the Company to continue as a going concern. Management is not able to predict what the outcome or consequences of these matters might be.

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
                                                    ======            ======
The Esteem and Peptide assets are principally idle machinery and equipment. Assets at other locations are either closed rendering facilities or closed transfer stations (locations where raw materials collected from suppliers are aggregated and transferred to processing plants) and consist primarily of land. None of the above assets were operated during Fiscal 2001 and Fiscal 2000. The effect of suspending depreciation of these assets was approximately $0.2 million in both Fiscal 2001 and 2000.

As discussed in Note 1, the Company recorded impairment charges related to certain of the assets held for sale in Fiscal 2001, Fiscal 2000 and Fiscal 1999. Included in the Fiscal 2001 and 2000 impairment charges are the following amounts to reduce the carrying value of assets held for sale to estimated net realizable value (in thousands):

                                    December 29,     December 30,
                                       2001             2000
                                   -------------------------------
              Esteem                 $  210            $1,083
              Peptide                   439               258
              Other assets              191                 -
                                     ------            ------
                   Total             $  840            $1,341
                                     ======            ======
During Fiscal 2001, management changed its assessment of the period of time in which the assets held for sale could likely be sold. Accordingly, the balance of assets held for sales is classified as a noncurrent asset at December 29, 2001. Management expects to dispose of the assets held for sale during Fiscal 2003.

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

As shown in the Consolidated Balance Sheet at December 29, 2001, the Company has $120.0 million of debt due under its bank credit facilities classified as a current liability because the underlying Credit Agreement had an expiration date of June 30, 2001. Effective June 29, 2001, the Company entered into a series of forbearance agreements and amendments with the parties to its existing Credit Agreement. The forbearance agreements and amendments, among other things, provide that the lenders will not exercise their remedies under the credit agreement for certain defaults until April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), will continue to make revolving loans to the Company, raise the interest rate under the Credit Agreement from 1% over prime to 3% over prime, require the payment of a fee of $3.9 million to the lenders with respect to the forbearance agreements, reduce the commitment during the forbearance period by $2.0 million, from $128.5 million to $126.5 million, and limit financial covenants to certain minimum cash flows, based upon the Company’s own projected cash flow for certain periods during the forbearance period.

On March 15, 2002, the Company entered into the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the forbearance period is extended to April 30, 2002 (subject to a proposed amendment to the forbearance agreement that would extend the forbearance agreement to May 31, 2002), and if the Recapitalization transaction is consummated, the Company will exchange the borrowings outstanding under its existing Credit Agreement, accrued interest, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common shares on a fully-diluted basis (exclusive of stock options issued and outstanding) and 6% cumulative redeemable preferred stock with a face value of $10.0 million. If the Recapitalization transaction is consummated, the Company and its lenders will enter into an amended and restated credit agreement which is anticipated to result in borrowings under a senior term loan of $68.3 million and a revolving credit facility which will enable the Company to borrow up to $10.1 million. The consummation of the Recapitalization is subject to a number of conditions and termination rights.

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
                                                                                   =======          ======
During Fiscal 2001, the Company made cash payments under letter of credit arrangements to its insurance claims administrator and to one party to a non-compete agreement of $5.9 million and $1.8 million, respectively.

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

(16)    CONTINGENCIES

LITIGATION Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ's total claim nor the Company's alleged share thereof. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

Sauget, Illinois

The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. As potentially responsible parties themselves, Pharmacia and Solutia are seeking to recover unspecified proportionate shares from each of the other parties, in addition to the Company, of an as yet undetermined total cleanup cost. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company is defending this case vigorously, and does not believe, based upon currently available information, that the fertilizer plant contributed in any significant way to the contamination that is leading to the environmental cleanup, or that its share, if any, of the cost of the cleanup will be material.

Other Litigation

The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company's processing facilities.

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

(19)    RECENTLY ISSUED ACCOUNTING STANDARDS

Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141); Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142); Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143); and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144).

Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company does not believe Statement 141 will have a significant impact on its consolidated financial statements. Statement 142 requires that the goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. Statement 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill that will not be amortized under Statement 142 was $242,000, $142,000 and $228,000 for Fiscal 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this standard at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Statement 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of Statement 143 on its consolidated financial statements. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years with early adoption encouraged. The Company does not expect the adoption of Statement 144 to have a material impact on its consolidated financial statements.

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
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART II

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement to be filed on or before April 29, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

     The information required by this item appears in the section entitled "Executive Compensation" included in the Registrant's definitive Proxy Statement to be filed on or before April 29, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive Proxy Statement to be filed on or before April 29, 2002, relating to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:
     (1)  The following consolidated financial statements are included in Item 8.
                                                                                  Pages
                                                                                  -----
               Independent Auditors' Report                                         24
               Consolidated Balance Sheets-
                    December 29, 2001 and December 30, 2000                         25
               Consolidated Statements of Operations-
                    Three years ended December 29, 2001                             26
               Consolidated Statements of Stockholders' Equity -
                    Three years ended December 29, 2001                             27
               Consolidated Statements of Cash Flows -
                    Three years ended December 29, 2001                             28
               Notes to Consolidated Financial Statements -
                    December 29, 2001 and December 30, 2000                         29
               Quarterly Data                                                       49

     (2)  The following financial statement schedule is included in Item 8.

                  Schedule II - Valuation and Qualifying Accounts                   51
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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K/A for the Fiscal Year Ended December 29, 2001 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 26th day of April, 2002.

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

         Signature                          Title                                       Date
        --------------            ----------------------------------                 -----------------

  /s/   Denis J. Taura             Chairman of the Board and                            April 26, 2002
        Denis J. Taura                Chief Executive Officer

  /s/   James A. Ransweiler        President and                                        April 26, 2002
        James A. Ransweiler           Chief Operating Officer
                                      (Principal Executive Officer)

  /s/   John O. Muse               Executive Vice President -                           April 26, 2002
        John O. Muse                    Finance and Administration
                                        (Principal Financial and Accounting Officer)

  /s/   Bruce Waterfall            Director                                             April 26, 2002
        Bruce Waterfall

  /s/   Fredric J. Klink           Director                                             April 26, 2002
        Fredric J. Klink

  /s/   Dennis B. Longmire         Director                                             April 26, 2002
        Dennis B. Longmire

  /s/   Joe Colonnetta             Director                                             April 26, 2002
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

         21         Subsidiaries of the Registrant.

         23         Consent of KPMG LLP.                                                              58

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
April 26, 2002