Form 10-Q
period 2002-03-30
DARLING INTERNATIONAL INC
filed 2002-05-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended March 30, 2002

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 13, 2002 was 62,273,448.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2002

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.
Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            3
                March 30, 2002 (unaudited) and December 29, 2001

            Consolidated Statements of Operations (unaudited).  .  .  .  .  .  .  .  .  .           4
                Three Months Ended March 30, 2002 and March 31, 2001

            Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  .  .  .  .           5
                Three Months Ended March 30, 2002 and March 31, 2001

            Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  .  .  .            6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION S.  .  .  .  .  .  .  .  .  .  .           14

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         18

                                         PART II:  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 30, 2002 and December 29, 2001
(in thousands, except shares and per share data)

                                                                         March 30,       December 29,
                                                                           2002              2001
                                                                       -----------      -------------
ASSETS                                                                 (unaudited)
------
Current assets:
     Cash and cash equivalents                                           $  2,999          $  3,668
     Accounts receivable                                                   18,957            23,719
     Inventories                                                            7,874             7,698
     Prepaid expenses                                                       5,316             4,394
     Deferred income taxes                                                  2,203             2,203
     Other                                                                    184               209
                                                                         --------           -------
         Total current assets                                              37,533            41,891

Property, plant and equipment, less accumulated
   depreciation of $158,389 at March 30, 2002 and
   $155,555 at December 29, 2001                                           75,064            74,744
Collection routes and contracts, less accumulated
   amortization of $21,587 at March 30, 2002 and
   $22,139 at December 29, 2001                                            26,231            27,366
Goodwill, less accumulated amortization of $1,077
   at March 30, 2002 and December 29, 2001                                  4,429             4,429
Assets held for sale                                                        3,002             3,002
Other noncurrent assets                                                     8,197             7,647
                                                                          -------           -------

                                                                         $154,456          $159,079
                                                                          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Current portion of long-term debt                                   $  5,120          $120,053
     Accounts payable, principally trade                                    7,864            11,104
     Accrued expenses                                                      22,310            24,069
     Accrued interest                                                       5,525             3,383
                                                                          -------           -------
         Total current liabilities                                         40,819           158,609

Long-term debt, less current portion                                      112,127                 -
Other non-current liabilities                                               8,591             8,134
Deferred income taxes                                                       1,990             1,990
                                                                          -------           -------
         Total liabilities                                                163,527           168,733
                                                                          -------           -------

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 1,000,000 shares
        authorized, none issued                                                 -                 -
     Common stock, $0.01 par value; 25,000,000 shares authorized;
        15,589,362 shares issued and outstanding                              156               156
     Additional paid-in capital                                            35,235            35,235
     Treasury stock, at cost;  21,000 shares at March 30, 2002 and
          December 29, 2001                                                  (172)             (172)
     Accumulated comprehensive loss                                          (533)             (533)
     Accumulated deficit                                                  (43,757)          (44,340)
                                                                          -------           -------
         Total stockholders' equity (deficit)                              (9,071)           (9,654)
                                                                          -------           -------
Contingencies (note 3)
                                                                         $154,456          $159,079
                                                                          =======           =======
         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 30, 2002 and March 31, 2001
(in thousands, except per share data)
(unaudited)

                                                                 Three Months Ended
                                                           ---------------------------
                                                             March 30,      March 31,
                                                               2002           2001
                                                           -----------      ----------

Net sales                                                   $ 61,681         $ 63,634
Costs and expenses:
     Cost of sales and operating expenses                     46,395           48,312
     Selling, general and administrative expenses              7,160            7,005
     Depreciation and amortization                             4,392            6,814
                                                             -------          -------
          Total costs and expenses                            57,947           62,131
                                                             -------          -------
          Operating income                                     3,734            1,503
                                                             -------          -------

Other income (expense):
     Interest expense                                         (3,885)          (3,227)
     Other, net                                                  734              575
                                                             -------          -------
          Total other income (expense)                        (3,151)          (2,652)
                                                             -------          -------
          Income (loss) before income taxes                      583           (1,149)

Income taxes                                                       -                -
                                                             -------          -------
          Net income (loss)                                 $    583         $ (1,149)
                                                             =======          =======

Basic and diluted income (loss) per share                   $   0.04         $  (0.07)
                                                             =======          =======

      The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 30, 2002 and March 31, 2001
(in thousands)
(unaudited)

                                                                                    Three Months Ended
                                                                               -----------------------------
                                                                                March 30,        March 31,
                                                                                   2002            2001
                                                                               -----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                          $    583         $ (1,149)     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                             4,392            6,814
         Gain on disposal of property, plant, equipment and other assets            (901)             (74)
         Changes in operating assets and liabilities:
         Accounts receivable                                                       4,762             (469)
         Inventories and prepaid expenses                                         (1,098)            (605)
         Accounts payable and accrued expenses                                    (4,999)          (2,724)
         Accrued interest                                                          2,142             (357)
         Other                                                                        25              343
                                                                                 -------          -------

             Net cash provided by operating activities                             4,906            1,779
                                                                                 -------          -------

Cash flows from investing activities:
     Capital expenditures                                                         (3,622)          (1,532)
     Proceeds from disposal of property, plant, equipment and other assets           946              112
                                                                                 -------          -------

              Net cash used by investing activities                               (2,676)          (1,420)
                                                                                 -------          -------

Cash flows from financing activities:
     Proceeds from long-term debt                                                 47,291           53,042
     Payments on long-term debt                                                  (50,097)         (53,552)
     Contract payments                                                               (93)            (505)
                                                                                 -------          -------

              Net cash used by financing activities                               (2,899)          (1,015)
                                                                                 -------          -------

Net decrease in cash and cash equivalents                                           (669)            (656)
Cash and cash equivalents at beginning of period                                   3,668            3,509
                                                                                 -------          -------
Cash and cash equivalents at end of period                                      $  2,999         $  2,853
                                                                                 =======          =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                               $  1,743         $  3,584
                                                                                 -------          -------
         Income taxes, net of refunds                                           $      -         $      -
                                                                                 -------          -------

                        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 30, 2002 and March 31, 2001 have been prepared by Darling International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K/A for the fiscal year ended December 29, 2001.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of March 30, 2002, and include the 13 weeks ended March 30, 2002, and 13 weeks ended March 31, 2001.

(c) Earnings (Loss) Per Common Share

Basic and diluted loss per common share are computed by dividing net earnings (loss) by the weighted average number of common stock shares outstanding during the period. The weighted average common shares used for basic earnings (loss) per common share was 15,568,362 for both the three months ended March 30, 2002 and March 31, 2001. The weighted average common shares used for diluted earnings (loss) per common share was 15,830,189 and 15,568,362 for the three months ended March 30, 2002 and March 31, 2001, respectively. Options to purchase 2,343,938 and 2,334,380 shares were excluded from diluted earning (loss) per common share for the three months ended March 30, 2002 and March 31, 2001, as their effect was antidilutive.

(d) New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on December 30, 2001 (the first day of Fiscal 2002).

Statement 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company is evaluating the impact of adopting Statement 142, including whether any transitional goodwill impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Intangible assets subject to amortization under Statement 142 consist of collection routes and contracts and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful life of the asset ranging from 3 to 15 years.

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

                                                                    March 30,      December 29,
                                                                     2002              2001
                                                                 ------------------------------
                 Collection Routes and Contracts:
                    Routes                                         $  42,307         $  42,307
                    Non-compete agreements                             5,232             6,797
                    Royalty and consulting agreements                    279               401
                                                                    --------          --------
                                                                      47,818            49,505
                Accumulated Amortization:
                    Routes                                           (18,341)          (17,498)
                    Non-compete agreements                            (3,127)           (4,423)
                    Royalty and consulting agreements                   (119)             (218)
                                                                    --------          --------
                                                                     (21,587)          (22,139)
                                                                    --------          --------
                Collection routes and contracts,
                   less accumulated amortization                   $  26,231         $  27,366
                                                                    ========          ========

Amortization expense for the three months ended March 30, 2002 and March 31, 2001 was approximately $1,135,000 and $1,386,000, respectively. Amortization expense for the next five fiscal years is estimated to be $4,178,000, $4,061,000, $3,937,000, $3,937,000 and $3,937,000.

The Company has identified its reporting units for purposes of assessing goodwill impairment to be the individual plant locations.

The effect of the adoption of Statement 142 on net income (loss) and earnings (loss) per share is as follows (in thousands, except per share date):

                                                                     Three Months Ended
                                                             -----------------------------------
                                                                  March 30,          March 31,
                                                                     2002               2001
                                                             -----------------------------------

                Reported net income (loss)                         $   583           $(1,149)
                Add back:  goodwill amortization                         -                90
                                                                    ------            ------
                Adjusted net income (loss)                         $   583           $(1,059)
                                                                    ======            ======

                Basic earnings (loss) per share:
                Reported net income (loss)                         $  0.04           $ (0.07)
                Add back:  goodwill amortization                         -                 -
                                                                    ------            ------
                Adjusted net income (loss)                         $  0.04           $ (0.07)
                                                                    ======            ======
Statement 144 supercedes Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirement to allocate goodwill to long lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of Statement 144 did not have a material impact on the consolidated financial statements.

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

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the "Site"). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the "Disposal Facility"), and companies that disposed of wastes at the Disposal Facility (the "Generator Defendants"). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ's total claim nor the Company's alleged share thereof. As a result, the Company is unable to estimate its potential liability from this lawsuit. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

Sauget, Illinois

The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. As potentially responsible parties themselves, Pharmacia and Solutia are seeking to recover unspecified proportionate shares from each of the other parties, in addition to the Company, of an as yet undetermined total cleanup cost. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960's. The Company is defending this case vigorously, and does not believe, based upon currently available information, that the fertilizer plant contributed in any significant way to the contamination that is leading to the environmental cleanup, or that its share, if any, of the cost of the cleanup will be material. Accordingly, the Company is unable to estimate its potential liability from this lawsuit.

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

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The accrued expenses and other noncurrent liabilities classifications in the Company's consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $10.6 million at March 30, 2002 and December 29, 2001. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company's financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Rendering

Rendering consists of the collection and processing of animal by-products from butcher shops, grocery stores and independent meat and poultry processors, converting these by-products into similar products such as useable oils and proteins utilized by the agricultural and oleochemical industries.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from restaurants and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing.

         Business Segment Net Sales (in thousands):

                                                     Three Months Ended
                                             -----------------------------------
                                                  March 30,         March 31,
                                                    2002              2001
                                             -----------------------------------
                Rendering:
                       Trade                     $  45,595         $  49,762
                       Intersegment                  7,879             6,188
                                                  --------          --------
                                                    53,474            55,950
                                                  --------          --------
                Restaurant Services:
                       Trade                        16,086            13,872
                       Intersegment                  1,976             1,799
                                                  --------          --------
                                                    18,062            15,671
                                                  --------          --------

                Eliminations                        (9,855)           (7,987)
                                                  --------          --------
                Total                            $  61,681         $  63,634
                                                  ========          ========

                  Business Segment Profit (Loss)  (in thousands):

                                                                 Three Months Ended
                                                            ----------------------------
                                                              March 30,       March 31,
                                                               2002             2001
                                                            ----------------------------

                Rendering                                     $  4,149        $  2,500
                Restaurant Services                              3,839             935
                Corporate activities                            (3,520)         (1,357)
                Interest expense                                (3,885)         (3,227)
                                                               -------         -------
                Net earnings (loss) before income taxes       $    583        $ (1,149)
                                                               =======         =======

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" is not considered in the measure of operating segment profit (loss) and is included in Corporate Activities.

Business Segment Assets (in thousands):

                                                            March 30,       December 29,
                                                               2002              2001
                                                           -----------------------------
             Rendering                                      $ 55,493          $ 56,847
             Restaurant Services                              16,158            14,779
             Combined Rendering/Restaurant Services           58,756            64,155
             Corporate Activities                             24,049            23,298
                                                             -------           -------
             Total                                          $154,456          $159,079
                                                             =======           =======

(5)	Income Taxes

The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company's assessment of these matters at March 30, 2002 and March 31, 2001, the Company recorded a valuation allowance to reduce its net deferred tax assets to zero.

(6)	Recapitalization

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders whereby the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 6% cumulative redeemable preferred stock with a face value of $10.0 million. The Company's new Credit Agreement includes a term loan in the principal amount of $61.1 million and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million.

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the new Credit Agreement. The new Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios.

The classification of long-term debt in the accompanying March 30, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization and also reflects an estimate of the effect of applying the provisions of Statement 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Statement 15 requires that the existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's debt be recognized. Interest expense on the remaining carrying amount of debt reported in our financial statements will be based on a new effective interest rate that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

Management believes the cash flow from operating activities at the same level as Fiscal 2001 and funds available under the new Credit Agreement will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

(7)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. The Company does not use derivative instruments for trading purposes.

At March 30, 2002 and December 29, 2001, the Company was party to two interest rate swap agreements whereby the interest obligation on $45 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. A second swap agreement for $20 million matures June 27, 2002, bears interest at 9.17% and the Company's receive rate is based on the Base Rate. The Company recorded $0.5 million of additional interest expense in the three months ended March 31, 2001 related to the change in fair value of these agreements. The portion of the interest rate swap agreements extending beyond June 30, 2001, the expiration date of the previous Credit Agreement, is not considered a hedge. Changes in the fair value of these agreements subsequent to June 30, 2001, have been included in other income (expense). The Company recorded a liability of $0.5 million and $1.0 million at March 30, 2002 and December 29, 2001, respectively, (the fair value of the interest rate swap agreements at such dates), which is included in accrued expenses.

Through March 2001, the Company was party to natural gas swap agreements representing approximately 300,000 mmbtu's of natural gas per month for January, February and March, 2001, with a NYMEX purchase price of approximately $4.682/mmbtu. All of the Company's positions in these swap agreements were settled during the three months ended March 31, 2001, and the Company recorded gains of $2.6 million as a reduction of operating expenses and $0.5 million as other income for the effective and ineffective portions of these hedge transactions during this period. The Company no longer uses natural gas swap agreements to manage its cash flow risk arising from the purchase of natural gas used in its plants.

As of March 30, 2002, the Company had forward purchase agreements in place for purchases of approximately 624,000 mmbtu's of natural gas for the period April through December, 2002, based on an average purchase price of $2.78/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements from March through December, 2001. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. In accordance with Statement 130, the Company has presented the components of comprehensive income in its consolidated statement of stockholders' equity.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 30, 2002

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes factors affecting the Company's results of operations for the three months ended March 30, 2002 and March 31, 2001, and information with respect to the liquidity and capital resources of the Company at March 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

GENERAL

     The Company recorded net income of $0.6 million for the three months ended March 30, 2002 (first quarter of Fiscal 2002), as compared to a loss of $1.1 million for the three months ended March 31, 2001 (first quarter of Fiscal 2001), an improvement of $1.7 million. Principal factors affecting these comparative results, which are discussed further in the following section, were lower depreciation expense, favorable yields on production, and higher collection fees which improved recovery of collection expenses, partially offset by lower inage and finished product and hide prices.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, and finished goods purchased for resale, which constitute less than 10% of total sales for both the first quarter of Fiscal 2002 and the first quarter of Fiscal 2001.

     During the first quarter of Fiscal 2002, net sales decreased by $1.9 million (3.1%), to $61.7 million as compared to $63.6 million during the first quarter of Fiscal 2001 primarily due to the following: 1) Raw material inage decreased $2.1 million; 2) Lower aggregate finished goods prices resulted in a $2.1 million decrease (the Company's average yellow grease prices increased $0.48/cwt to $9.36/cwt (5.4% higher); average tallow prices increased $0.30/cwt to $9.70/cwt (3.2% higher); and average meat and bone meal prices decreased $16.20/ton to $181.60/ton (8.2% lower)); 3) Lower hides prices decreased net sales $0.7 million; 4) Finished goods purchased for resale decreased $0.6 million; 5) Other changes decreased $0.1 million; partially offset by 6) Higher yields on production of $2.3 million; and 7) Higher collection fees, which improved recovery of collection expenses, by $1.4 million.

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

     During the first quarter of Fiscal 2002, cost of sales and operating expenses decreased $1.9 million (3.9%) to $46.4 million as compared to $48.3 million during the first quarter of Fiscal 2001 primarily as a result of the following: 1) Lower natural gas and fuel oil factory expenses resulted in a decrease of $1.5 million in cost of sales; 2) Lower raw material prices resulted in a decrease of $0.6 million in cost of sales; 3) Lower finished goods purchased for resale decreased cost of sales $0.6 million; 4) Lower raw material inage decreased cost of sales $0.4 million; partially offset by 5) Higher collection and factory payroll expenses of $0.8 million; 6) Higher collection and factory insurance expenses of $0.3 million; and 7) Other increases of $0.1 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $7.2 million during the first quarter of Fiscal 2002, a $0.2 million increase (2.9%) from $7.0 million for the first quarter of Fiscal 2001, due to increases in payroll expense of $0.4 million, partially offset by decreases in bad debt expense of $0.2 million.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization charges decreased $2.4 million (54.5%) to $4.4 million during the first quarter of Fiscal 2002 as compared to $6.8 million during the first quarter of Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2001.

INTEREST EXPENSE

      Interest expense increased $0.7 million from $3.2 million during the first quarter of Fiscal 2001 to $3.9 million during the first quarter of Fiscal 2002, primarily due to $1.7 million amortization of forbearance fees included in interest expense, net of the effect of lower interest rates.

OTHER INCOME (EXPENSE)

      Other income increased $0.1 million from net other income of $0.6 million during the first quarter of Fiscal 2001 to net other income of $0.7 million during the first quarter of Fiscal 2002. This increase was primarily due to the gain from insurance proceeds received over the net book value of assets destroyed by fire at the Company's Norfolk, Nebraska plant.

INCOME TAXES

     The Company assesses the amount of valuation allowance recorded as a reduction of deferred tax assets by considering its ability to carryback net operating losses, scheduled reversals of future taxable and deductible temporary differences, future taxable income and tax planning strategies. Based on the Company's assessment of these matters at March 30, 2002 and March 31, 2001, the Company recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to zero in both periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 2002, the Company's total borrowings outstanding under the then existing Amended and Restated Credit Agreement were $117,224,000.

       Debt consists of the following (in thousands):

                                                     March 30,      December 29,
                                                       2002            2001
                                                   -----------------------------
              Credit Agreement:
                  Revolving Credit Facility          $117,224        $120,027
                  Term Loan                                 -               -
              Other notes                                  23              26
                                                     --------        --------
                                                      117,247         120,053
              Less current maturities                   5,120         120,053
                                                     --------        --------
                                                     $112,127        $      -
                                                     ========        ========

RECAPITALIZATION

     On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders whereby the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for newly issued common stock equal to 75% of the Company's total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 6% cumulative redeemable preferred stock with a face value of $10.0 million. The Company's new Credit Agreement includes a term loan in the principal amount of $61.1 million and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million.

     Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the new Credit Agreement. The new Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios.

     The classification of long-term debt in the accompanying March 30, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization and also reflects an estimate of the effect of applying the provisions of Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Statement No. 15 requires that the existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring our Company's debt be recognized. Interest expense on the remaining carrying amount of debt reported in our financial statements will be based on a new effective interest rate that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

     Management believes the cash flow from operating activities at the same level as Fiscal 2001 and funds available under the new Credit Agreement will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

     Net cash provided by operating activities was $4.9 million for the first quarter of Fiscal 2002 compared to $1.8 million in the comparable prior fiscal year period, an increase of $3.1 million principally due to changes in the balances of operating assets and liabilities which resulted in additional cash flow in the Fiscal 2002 period. Cash used by investing activities was $2.7 million for the first quarter of Fiscal 2002 compared to $1.4 million in the prior fiscal year period. The increased level of expenditures in Fiscal 2002 was due primarily to increased capital expenditures for machinery and equipment. Net cash used by financing activities was $2.9 million in the first quarter of Fiscal 2002 compared to $1.0 million in the first quarter of Fiscal 2001 principally due to additional reductions of long-term debt in the Fiscal 2002 period.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $3.6 million primarily for machinery and equipment during the first quarter of Fiscal 2002 compared to capital expenditures of $1.5 million during the first quarter of Fiscal 2001.

CRITICAL ACCOUNTING POLICIES

     The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A.

     Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill, estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, estimates regarding the net realizable value of long-lived assets held for sale, and estimates regarding self insured risks including insurance, environmental and litigation contingencies.

     In assessing impairment of goodwill, the Company uses estimates and assumptions in determining the estimated fair value of reporting units. In assessing the impairment of long-lived assets where there has been a change in circumstances indicating the carrying value of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimates of fair value of reporting units and of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the level of business volume or the Company's performance. In assessing impairment of long-lived assets held for sale, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. These estimates could change based on changes in market conditions, interest rates, and other factors. In estimating liabilities for self insured risks, the Company considers information from outside consultants and experts, and past historical experience, in projecting future costs expected to be incurred. These estimates could change if future events are different than assumed by management, actual costs to settle the liabilities differ from those estimated and the circumstances associated with the self insured risks change.

ACCOUNTING MATTERS

     The Financial Accounting Standards Board recently issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of Statement 143 on its consolidated financial statements.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking" statements that involve risks and uncertainties. The words "believe," "anticipate," "expect," "estimate," "intend," and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

      The principal financial market risks affecting the Company are exposures to changes in commodity prices, interest rates on debt and the price of natural gas used in the Company's plants. The Company uses interest rates and, through March, 2001, natural gas swaps to manage these risks. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

      At March 30, 2002, the Company was party to two interest rate swap agreements. Under the terms of the swap agreements, the interest obligation on $45 million of Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matures June 27, 2002, bears interest at 6.5925% and the Company's receive rate is based on the three-month LIBOR. The second swap agreement for $20 million matures on June 27, 2002, bears interest at 9.17% and the Company's receive rate is based on the Base Rate.

      As of March 30, 2002, the Company has forward purchase agreements in place for purchases of approximately 624,000 mmbtu's of natural gas for the period April through December, 2002, based on an average purchase price of $2.78/mmbtu.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2002

PART II:         Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended March 30, 2002.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)	Exhibits
None.

b)	Reports on Form 8-K
The Registrant did not file any reports on Form 8-K during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: May 14, 2002	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: May 14, 2002	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)