Form 10-Q
period 2002-06-29
DARLING INTERNATIONAL INC
filed 2002-08-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended June 29, 2002

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

YES    /X/            NO    /   /

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 12, 2002 was 62,281,448.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2002

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3
                June 29, 2002 (unaudited) and December 29, 2001

            Consolidated Statements of Operations (unaudited).  .  .  .  .  .  .  .    4
                Three Months and Six Months Ended June 29, 2002 and June 30, 2001

            Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  .  .    5
                Six Months Ended June 29, 2002 and June 30, 2001

            Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  .  .  6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS .  .  .  .  .  .  .  .  .  . 15

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  22

                                         PART II:  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2002 and December 29, 2001
(in thousands, except shares and per share data)

                                                                      June 29,    December 29,
                                                                        2002         2001
                                                                    -----------   ------------
ASSETS                                                              (unaudited)
------
Current assets:
     Cash and cash equivalents ...................................   $   2,795    $   3,668
     Accounts receivable .........................................      19,891       23,719
     Inventories .................................................       8,289        7,698
     Prepaid expenses ............................................       7,602        4,394
     Assets held for sale ........................................       2,667            -
     Deferred income taxes .......................................       2,571        2,203
     Other .......................................................         175          209
                                                                     ---------    ---------
         Total current assets ....................................      43,990       41,891

Property, plant and equipment, less accumulated depreciation
   of $161,772 at June 29, 2002 and $155,555 at December 29, 2001       76,064       74,744
Collection routes and contracts, less accumulated amortization
   of $22,145 at June 29, 2002 and $22,139 at December 29, 2001 ..      25,162       27,366
Goodwill, less accumulated amortization of $1,077 at
   June 29, 2002 and December 29, 2001 ...........................       4,429        4,429
Assets held for sale .............................................           -        3,002
Other noncurrent assets ..........................................       8,015        7,647
                                                                     ---------    ---------

                                                                     $ 157,660    $ 159,079
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Current portion of long-term debt ...........................   $   4,265    $ 120,053
     Accounts payable, principally trade .........................       8,164       11,104
     Accrued expenses ............................................      25,405       24,069
     Accrued interest ............................................         687        3,383
                                                                     ---------    ---------
         Total current liabilities ...............................      38,521      158,609

Long-term debt, less current portion .............................      70,850            -
Other non-current liabilities ....................................       7,418        8,134
Deferred income taxes ............................................       2,358        1,990
                                                                     ---------    ---------
         Total liabilities .......................................     119,147      168,733
                                                                     ---------    ---------

Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding ........................       7,861            -

Stockholders' equity (deficit):
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        62,298,448 and 15,589,362 shares issued and outstanding at
        June 29, 2002 and at December 29, 2001, respectively .....         623          156
     Additional paid-in capital ..................................      73,242       35,235
     Treasury stock, at cost;  21,000 shares at June 29, 2002 and
          December 29, 2001 ......................................        (172)        (172)
     Accumulated comprehensive loss ..............................        (533)        (533)
     Accumulated deficit .........................................     (42,508)     (44,340)
                                                                     ---------    ---------
         Total stockholders' equity (deficit) ....................      30,652       (9,654)
                                                                     ---------    ---------
Contingencies (note 3)
                                                                     $ 157,660    $ 159,079
                                                                     =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended June 29, 2002 and June 30, 2001
(in thousands, except per share data)

                                                               Three Months Ended        Six Months Ended
                                                            -----------------------   ---------------------
                                                             June 29,     June 30,     June 29,    June 30,
                                                               2002        2001         2002         2001
                                                            ----------    ---------   ---------   ---------
                                                                   (unaudited)            (unaudited)

Net sales ...............................................   $  62,044    $  58,614    $ 123,725    $ 122,248
                                                            ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses ...............      46,277       46,690       92,672       95,002
     Selling, general and administrative expenses .......       8,285        6,778       15,445       13,783
     Depreciation and amortization ......................       4,235        6,488        8,627       13,302
                                                            ---------    ---------    ---------    ---------
        Total costs and expenses ........................      58,797       59,956      116,744      122,087
                                                            ---------    ---------    ---------    ---------
        Operating income (loss) .........................       3,247       (1,342)       6,981          161
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense ...................................      (1,385)      (3,267)      (5,271)      (6,494)
     Other, net .........................................         745       (1,112)       1,480         (537)
                                                            ---------    ---------    ---------    ---------
         Total other expense ............................        (640)      (4,379)      (3,791)      (7,031)
                                                            ---------    ---------    ---------    ---------
        Income (loss) before income taxes ...............       2,607       (5,721)       3,190       (6,870)

Income taxes ............................................      (1,358)           -       (1,358)           -
                                                            ---------    ---------    ---------    ---------

        Net income (loss) ...............................       1,249       (5,721)       1,832       (6,870)
        Preferred dividends and accretion ...............        (255)           -         (255)           -
                                                            ---------    ---------    ---------    ---------
        Net income (loss) applicable to
          common shareholders ...........................   $     994    $  (5,721)   $   1,577    $  (6,870)
                                                            =========    =========    =========    =========

Basic and diluted income (loss) per share ...............   $    0.03    $   (0.37)   $    0.06    $   (0.44)
                                                            =========    =========    =========    =========

                        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 29, 2002 and June 30, 2001
(in thousands)

                                                                                         Six Months Ended
                                                                                      -----------------------
                                                                                       June 29,     June 30,
                                                                                         2002         2001
                                                                                      ---------    ----------
                                                                                            (unaudited)
Cash flows from operating activities:
     Net income (loss) ............................................................   $   1,832    $  (6,870)
     Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
        Depreciation and amortization .............................................       8,627       13,302
        Gain on disposal of property, plant, equipment and other assets ...........      (1,612)        (244)
        Changes in operating assets and liabilities:
           Accounts receivable ....................................................       3,828        1,449
           Inventories and prepaid expenses .......................................      (3,799)       1,091
           Accounts payable and accrued expenses ..................................       2,251      (11,994)
           Accrued interest .......................................................       2,635       (2,919)
           Other ..................................................................      (1,500)      (3,157)
                                                                                      ---------    ---------
    Net cash provided (used) by operating activities ..............................      12,262       (9,342)
                                                                                      ---------    ---------

Cash flows from investing activities:
     Capital expenditures .........................................................      (7,398)      (3,782)
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..........................................................       1,604          141
                                                                                      ---------    ---------
              Net cash used by investing activities ...............................      (5,794)      (3,641)
                                                                                      ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt .................................................      94,034      125,341
     Payments on long-term debt ...................................................     (98,339)    (109,498)
     Common and preferred stock issuance costs ....................................      (2,840)           -
Contract payments .................................................................        (196)      (3,262)
                                                                                      ---------    ---------
              Net cash provided (used) by financing activities ....................      (7,341)      12,581
                                                                                      ---------    ---------

Net decrease in cash and cash equivalents .........................................        (873)        (402)
Cash and cash equivalents at beginning of period ..................................       3,668        3,509
                                                                                      ---------    ---------
Cash and cash equivalents at end of period ........................................   $   2,795    $   3,107
                                                                                      =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .................................................................   $   2,635    $   9,413
                                                                                      =========    =========
         Income taxes, net of refunds .............................................   $     619    $      28
                                                                                      =========    =========

Noncash financing activity - Recapitalization transactions (note 6):
     Debt reduction ...............................................................     (40,633)           -
     Accrued interest reduction ...................................................      (5,331)           -
     Forbearance fees reduction ...................................................      (3,855)           -
     Preferred stock, net of issuance costs and discount ..........................       8,327            -
     Common stock issued, net of issuance costs ...................................      41,492            -

               The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2002
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month and six month periods ended June 29, 2002 and June 30, 2001 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K/A for the fiscal year ended December 29, 2001.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of June 29, 2002, and include the 13 weeks and 26 weeks ended June 29, 2002, and the 13 weeks and 26 weeks ended June 30, 2001.

(c) Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common stock shares outstanding during the period. On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders whereby the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock. Options to purchase 4,000 shares of the Company’s common stock were exercised during the second quarter of Fiscal 2002.

The weighted average common shares used for basic income (loss) per common share were 40,205,067 and 15,568,362 for the three months ended June 29, 2002 and June 30, 2001, respectively. The weighted average common shares used for basic income (loss) per common share were 27,886,714 and 15,568,362 for the six months ended June 29, 2002 and June 30, 2001, respectively.

The weighted average common shares used for diluted income (loss) per common share were 40,492,519 and 15,568,362 for the three months ended June 29, 2002 and June 30, 2001, respectively. The weighted average common shares used for diluted income (loss) per common share were 28,195,264 and 15,568,362 for the six months ended June 29, 2002 and June 30, 2001, respectively.

3,024,185 outstanding stock options were excluded from diluted loss per common share for the three and six months ended June 30, 2001, as the effect was antidilutive. 2,193,051 outstanding stock options were excluded from diluted loss per common share for the three and six months ended June 29, 2002, as the effect was antidilutive.

(d) New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on December 30, 2001 (the first day of Fiscal 2002).

Statement 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company has determined that the implied value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary.

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

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

                                                    June 29,    December 29,
                                                      2002          2001
                                                   ---------    ------------
       Collection Routes and Contracts:
          Routes  ................................  $ 42,307       $ 42,307
          Non-compete agreements .................     4,627          6,797
          Royalty and consulting agreements ......       373            401
                                                    ---------       ---------
                                                      47,307         49,505
      Accumulated Amortization:
          Routes .................................   (19,185)       (17,498)
          Non-compete agreements .................    (2,726)        (4,423)
          Royalty and consulting agreements ......      (234)          (218)
                                                    ---------       ---------
                                                     (22,145)       (22,139)
                                                    ---------       ---------
      Collection routes and contracts,
         less accumulated amortization ...........  $ 25,162       $ 27,366
                                                    =========       =========
Amortization expense for the three months ended June 29, 2002 and June 30, 2001 was approximately $1,069,000 and $1,230,000, respectively. Amortization expense for the six months ended June 29, 2002 and June 30, 2001 was approximately $2,204,000 and $2,616,000, respectively. Amortization expense for the next five fiscal years is estimated to be $4,178,000, $4,061,000, $3,937,000, $3,937,000 and $3,937,000.

The effect of the adoption of Statement 142 on net income (loss) and earnings (loss) per share is as follows (in thousands, except per share date):

                                                      Three Months Ended         Six Months Ended
                                                   ------------------------------------------------
                                                    June 29,    June 30,       June 29,    June 30,
                                                      2002         2001          2002        2001
                                                   ----------------------      --------------------
      Reported net income (loss) applicable
          to common shareholders ..................  $  994      $(5,721)       $1,577     $(6,870)
      Add back:  goodwill amortization ............       -           51             -         141
                                                     -------     --------       -------    --------
      Adjusted net income (loss) applicable
          to common shareholders ..................  $  994      $(5,670)       $1,577     $(6,729)
                                                     =======     ========       =======    ========

      Basic earnings (loss) per share:
      Reported net income (loss) ..................  $ 0.03      $ (0.37)       $ 0.06     $ (0.44)
      Add back:  goodwill amortization ............       -         0.01             -        0.01
                                                     -------     --------       -------    --------
      Adjusted net income (loss) ..................  $ 0.03      $ (0.36)       $ 0.06     $ (0.43)
                                                     =======     ========       =======    ========
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

LITIGATION

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated. The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuit vigorously.

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ’s total claim nor the Company’s alleged share thereof. As a result, the Company is unable to estimate its potential liability from this lawsuit. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

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

Other Litigation

The Company is also a party to several other lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company’s processing facilities.

Self Insured Risks

The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

The Company has established loss reserves for insurance, environmental and litigation matters as a result of the matters discussed above. Although the ultimate liability cannot be determined with certainty, management of the Company believes that reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management. The accrued expenses and other noncurrent liabilities classifications in the Company’s consolidated balance sheets include reserves for insurance, environmental and litigation contingencies of $13.0 million and $10.6 million at June 29, 2002 and December 29, 2001, respectively. The increase is primarily due to letters of credit issued in exchange for reduction of cash deposits held by the third party administrator. There can be no assurance, however, that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Business Segment Net Sales (in thousands):
                                          Three Months Ended               Six Months Ended
                                       -------------------------------------------------------
                                        June 29,      June 30,          June 29,      June 30,
                                          2002          2001              2002          2001
                                       -------------------------      ------------------------
             Rendering:
                   Trade ............  $  44,254     $  43,464         $  89,849    $  93,226
                   Intersegment .....      8,626         6,630            16,506       12,818
                                       ----------    ----------        ----------    ---------
                                          52,880        50,094           106,355      106,044
                                       ----------    ----------        ----------    ---------
             Restaurant Services:
                   Trade .............    17,790        15,150            33,876       29,022
                   Intersegment ......     1,886         1,558             3,862        3,357
                                       ----------    ----------        ----------    ---------
                                          19,676        16,708            37,738       32,379
                                       ----------    ----------        ----------    ---------
             Eliminations ............   (10,512)       (8,188)          (20,368)     (16,175)
                                       ----------    ----------        ----------    ---------
             Total ................... $  62,044     $  58,614          $123,725     $122,248
                                       ==========    ==========        ==========    =========

Business Segment Profit (Loss) (in thousands):

                                               Three Months Ended           Six Months Ended
                                           -----------------------------------------------------
                                            June 29,     June 30,        June 29,      June 30,
                                              2002         2001            2002          2001
                                           -------------------------    ------------------------
             Rendering ...................  $  4,751      $  2,413       $  8,900      $  4,913
             Restaurant Services .........     3,956         2,304          7,795         3,239
             Corporate activities ........    (4,715)       (7,171)        (8,235)       (8,528)
             Interest expense ............    (1,385)       (3,267)        (5,270)       (6,494)
                                            ---------     ---------      ---------     ---------
             Net earnings (loss) before
                  income taxes ...........  $  2,607      $ (5,721)      $  3,190      $ (6,870)
                                            =========     =========      =========     =========

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

Business Segment Assets (in thousands):
                                                       June 29,     December 29,
                                                         2002           2001
                                                     ----------     ------------
         Rendering .................................  $ 55,404        $ 56,847
         Restaurant Services .......................    16,201          14,779
         Combined Rendering/Restaurant Services ....    60,354          64,155
         Corporate Activities ......................    25,701          23,298
                                                      --------        --------
         Total .....................................  $157,660        $159,079
                                                      ========        ========
(5)	Income Taxes

The Company has provided income taxes in Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the level of valuation allowance recorded as a reduction of deferred tax assets. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, future taxable income and tax planning strategies, the Company does not contemplate recording a net deferred tax asset for Fiscal 2002.

(6)	Recapitalization

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement 15"). Statement 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's debt be recognized with the result that the carrying amount of the debt of $75.1 million exceeds its contractual amount of $61.0 million by $14.1 million at June 29, 2002. The fair value of the equity interest granted was determined on the closing date of the recapitalization, May 13, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.54% at June 29, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

Under terms of the new Credit agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company's then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million. The Company's new Credit Agreement includes a term loan with a contractual principal amount of $61.0 million (and a carrying value of $75.1 million outstanding at June 29, 2002, due to the provisions of Statement 15 as discussed above) and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million. The term loan and the revolving credit facility mature on May 10, 2007.

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

The classification of long-term debt in the accompanying June 29, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization.

Management believes the cash flow from operating activities and funds available under the new Credit Agreement will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

(7)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. The Company does not use derivative instruments for trading purposes.

At December 29, 2001, the Company was party to two interest rate swap agreements whereby the interest obligation on $45 million of floating-rate debt had been exchanged for fixed rate contracts which bore interest, payable quarterly. One swap agreement for $25 million matured June 27, 2002, bore interest at 6.5925% and the Company’s receive rate was based on the three-month LIBOR. A second swap agreement for $20 million matured June 27, 2002, bore interest at 9.17% and the Company’s receive rate was based on the Base Rate. The portion of the interest rate swap agreements extending beyond June 30, 2001, the expiration date of the previous Credit Agreement, was not considered a hedge. Changes in the fair value of these agreements subsequent to June 30, 2001, were included in other income (expense). The Company recorded a liability of $1.0 million at December 29, 2001, (the fair value of the interest rate swap agreements at such date), which was included in accrued expenses. Remaining liabilities owed under terms of these interest rate swap agreements were paid at June 29, 2002 upon maturity of the agreements.

As of June 29, 2002, the Company had forward purchase agreements in place for purchases of approximately 827,000 mmbtu's of natural gas for the period July through December 2002, based on an average purchase price of $2.81/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2001 and the first six months of Fiscal 2002. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

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

(10)	Assets Held for Sale

Assets held for sale consist of the following (in thousands):

                                                June 29,       December 29,
                                                 2002              2001
                                              ----------       ------------
            Esteem (Norfolk, NE) ...........    $ 1,200           $ 1,200
            Peptide (Norfolk, NE) ..........        500               500
            Petaluma, CA ...................        497               497
            Billings, MT ...................        421               421
            West Point, NE .................          -               118
            Lynchburg, VA ..................          -               100
            Shelbyville, IN ................          -                62
            Zanesville, OH .................          -                54
            Goldsboro, NC ..................         49                50
                                                -------           -------
                                                $ 2,667           $ 3,002
                                                =======           =======

Under provisions of Statement of Financial Account Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, approximately $335,000 in net book value of assets held for sale at December 29, 2001, have been reclassified to property, plant and equipment at June 29, 2002, because management does not believe sale of the assets within one year is probable, as required by Statement No. 144.

The remaining assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement No. 144, the assets remain classified as property, plant and equipment.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED JUNE 29, 2002

PART I

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes factors affecting the Company's results of operations for the three and six months ended June 29, 2002 and June 30, 2001, and information with respect to the liquidity and capital resources of the Company at June 29, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2002 Compared to Three Months Ended June 30, 2001

GENERAL

     The Company recorded net income of $1.2 million for the second quarter of the fiscal year ending December 28, 2002 ("Fiscal 2002"), as compared to a net loss of $5.7 million for the second quarter of the fiscal year ended December 29, 2001 ("Fiscal 2001"), an improvement of $6.9 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher sales prices, lower depreciation and energy expenses, lower interest expense, and gain on disposal of assets related to a fire at the Company's Norfolk, NE plant; partially offset by higher raw material prices, severance expense related to the Company's recapitalization, and accrued income tax expense.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, collection fees, and finished goods purchased for resale, which constitute less than 10% of total sales for both the second quarter of Fiscal 2002 and the second quarter of Fiscal 2001.

     During the second quarter of Fiscal 2002, net sales increased by $3.4 million (5.8%), to $62.0 million, as compared to $58.6 million during the second quarter of Fiscal 2001, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in a $5.2 million increase in sales in the second quarter of Fiscal 2002, compared to the second quarter of Fiscal 2001, (average yellow grease prices increased $1.54/cwt to $9.67/cwt (18.9% higher); average tallow prices increased $1.44/cwt to $10.50/cwt (15.9% higher); and average meat and bone meal prices increased $21.20/ton to $183.00/ton (11.6% higher)); 2) Higher collection fees, which improved recovery of collection expenses, by $1.5 million; 3) Improved yields on production of finished goods increased sales by $1.2 million; partially offset by 4) Lower raw material inage decreased sales $1.9 million; 5) Finished products purchased for resale decreased $1.6 million; 6) Hide sales decreased $0.7 million; and 7) Other decreases of $0.3 million.

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

     During the second quarter of Fiscal 2002, cost of sales and operating expenses decreased $0.4 million (0.9%) to $46.3 million as compared to $46.7 million during the second quarter of Fiscal 2001 primarily as a result of: 1) Lower natural gas and fuel oil prices, $2.0 million; 2) Lower finished products purchased for resale decreased cost of sales $1.8 million; 3) Lower raw material inage decreased cost of sales $0.5 million; partially offset by 4) Higher raw material prices of $3.2 million, which result in part from higher finished product prices which increase formula raw material pricing arrangements with raw material suppliers; 5) Higher factory and collection payroll expense of $0.7 million, and higher transportation expenses not covered by business interruption insurance incurred moving raw material inage between plant locations due to outages at the Norfolk plant related to the fire and at the Sioux City plant related to the plant expansion.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $8.3 million during the second quarter of Fiscal 2002, a $1.5 million increase from $6.8 million for the second quarter of Fiscal 2001, primarily due to increased payroll expenses of $1.6 million, which included approximately $1.0 million in charges for compensation to be paid to the Company's CEO over a 2-year period due to a change in control of the Company and his change in status from an employee of the Company to a consultant pursuant to the terms of the related agreement for his services.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $2.3 million to $4.2 million during the second quarter of Fiscal 2002 as compared to $6.5 million during the second quarter of Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2001.

INTEREST EXPENSE

     Interest expense decreased $1.9 million from $3.3 million during the second quarter of Fiscal 2001 to $1.4 million during the second quarter of Fiscal 2002, primarily due to changes resulting from the effect of the provisions of Statement 15 as it applies to the Company's Recapitalization Agreement which was closed May 13, 2002 (see note 6 to the consolidated financial statements included elsewhere herein).

OTHER INCOME (EXPENSE)

     Other income (expense) increased $1.8 million from net other expense of $1.1 million during the second quarter of Fiscal 2001 to net other income of $0.7 million during the second quarter of Fiscal 2002. This increase was primarily due to a gain of $0.7 million, resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company's Norfolk, Nebraska plant. Included in the second quarter of Fiscal 2001 net other expense was a loss on the early retirement of a noncompete liability of $0.4 million and loss on fair value adjustments on the interest rate swap agreements which extended beyond the June, 2001, maturity date of the Credit Agreement of $0.5 million.

INCOME TAXES

     The Company recorded income tax expense of $1.4 million during the second quarter of Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the level of valuation allowance recorded as a reduction of deferred tax assets. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, future taxable income and tax planning strategies, the Company does not contemplate recognition of a net deferred tax asset for Fiscal 2002.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $3.8 million during the second quarter of Fiscal 2002 compared to capital expenditures of $2.3 million during the second quarter of Fiscal 2001, an increase of $1.5 million. The increase is primarily due to capital spending on the expansion of the Company's Sioux City plant location, which when completed, will process raw material inage from the Norfolk plant which was destroyed by fire.

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

GENERAL

     The Company recorded net income of $1.8 million for the first six months of Fiscal 2002, as compared to a net loss of $6.9 million for the first six months of Fiscal 2001, an improvement of $8.7 million. Principal factors affecting these comparative results which are discussed further in the following section were improved yields on production, higher sales prices, higher collection fees which improved recovery of collection expense, lower natural gas and fuel oil expenses included in cost of sales, lower depreciation expense, lower interest expense, and gain on disposal of assets related to a fire at the Company's Norfolk, NE plant, partially offset by the impact of lower raw material inage on net sales, severance expense related to the Company's recapitalization, and accrued income tax expense.

NET SALES

     During the first six months of Fiscal 2002, net sales increased $1.4 million (1.2%), to $123.7 million as compared to $122.3 million during the first six months of Fiscal 2001, primarily due to the following: 1) Improved yield on production increased sales $3.4 million; 2) Increases in aggregate finished goods prices resulted in a $3.1 million increase in sales, (average yellow grease prices increased $1.03/cwt to $9.52/cwt (12.1% higher); average tallow prices increased $0.86/cwt to $10.09/cwt (9.3% higher); and average meat and bone meal prices increased $2.40/ton to $182.40/ton (1.3% higher)); 3) Higher collection fees, which improved recovery of collection expenses, by $2.9 million; partially offset by 4) Raw material inage decreased $4.1 million; 5) Finished products purchased for resale decreased $2.2 million; 6) Hide sales decreased $1.4 million; and 7) Other decreases of $0.3 million.

COST OF SALES AND OPERATING EXPENSES

     During the first six months of Fiscal 2002, cost of sales and operating expenses decreased $2.3 million (2.4%) to $92.7 million as compared to $95.0 million during the first six months of Fiscal 2001 primarily as a result of the following: 1) Lower natural gas and fuel oil expense included in cost of sales and operating expenses decreased $3.7 million; 2) Lower finished products purchased for resale decreased cost of sales $2.2 million; 3) Lower raw material inage decreased cost of sales $0.9 million; and 4) Other decreases of $0.2 million; partially offset by 5) Higher raw material prices of $2.6 million which results, in part, from higher finished product prices and formula raw material pricing arrangements with raw material suppliers; 6) Higher factory and collection payroll expense increased $1.4 million; and 7) Higher insurance expense included in cost of sales and operating expense of $0.7 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $15.4 million during the first six months of Fiscal 2002, a $1.6 million increase (11.6%) from $13.8 million for the first six months of Fiscal 2001. The increase was primarily due to increased payroll expenses of $2.0 million, which included approximately $1.0 million in charges for compensation to be paid to the Company’s CEO over a 2-year period due to a change in control of the Company and his change in status from an employee of the Company to a consultant pursuant to the terms of the related agreement for his services. The increases were partially offset by reduced bad debt expense of $0.4 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $4.7 million to $8.6 million during the first six months of Fiscal 2002 as compared to $13.3 million during the first six months of Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2001.

INTEREST EXPENSE

     Interest expense decreased $1.2 million (18.5%) from $6.5 million during the first six months of Fiscal 2001 to $5.3 million during the first six months of Fiscal 2002, primarily due to changes resulting from the effect of the provisions of Statement 15 as it applies to the Company's Recapitalization Agreement (see note 6 to the consolidated financial statements elsewhere herein), and amortization of forbearance fees of $1.7 million included in interest expense, net of the effect of lower interest rates.

OTHER INCOME (EXPENSE)

     Other income (expense) increased $2.0 million to $1.5 million the first six months of Fiscal 2002 from net other expense of $0.5 million in the first six months of Fiscal 2001. This increase was primarily due to a gain of $1.7 million resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company's Norfolk, Nebraska plant during the first six months of Fiscal 2002. Included in net other expense in the first six months of Fiscal 2001 was a loss on the early retirement of a non-compete liability of $0.4 million and fair value adjustments on interest rate swap agreements of $0.7 million, partially offset by gain related to the ineffective portion of natural gas hedge transactions of $0.5 million.

INCOME TAXES

     The Company recorded income tax expense of $1.4 million during the first six months of Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the level of valuation allowance recorded as a reduction of deferred tax assets. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, future taxable income and tax planning strategies, the Company does not contemplate recognition of a net deferred tax asset for Fiscal 2002.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $7.4 million during the first six months of Fiscal 2002 compared to capital expenditures of $3.8 million during the first six months of Fiscal 2001. The increase was primarily due to capital spending on the expansion of the Company's Sioux City plant, which when completed, will process raw material inage from the Norfolk plant which was destroyed by fire.

LIQUIDITY AND CAPITAL RESOURCES

        At June 29, 2002, the Company’s total borrowings outstanding under its Credit Agreement were $61.0 million.

        Debt consists of the following (in thousands):

                                                              June 29,     December 29,
                                                                2002            2001
                                                             ---------     ------------
              Credit Agreement:
                  Revolving Credit Facility
                     (contractual amount of $61,013)......   $ 75,095        $120,027
                  Term Loan ..............................          -               -
              Other notes ................................         20              26
                                                             --------        --------
                                                             75,115         120,053
              Less current maturities ....................      4,265         120,053
                                                             --------        --------
                                                             $ 70,850        $      -
                                                             ========        ========

RECAPITALIZATION

      On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement 15"). Statement 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's debt be recognized with the result that the carrying amount of the debt of $75.1 million exceeds its contractual amount of $61.0 million by $14.1 million at June 29, 2002. The fair value of the equity interest granted was determined on the closing date of the recapitalization, May 13, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.54% at June 29, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

      Under terms of the new Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company's then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million. The Company's new Credit Agreement includes a term loan with a contractual principal amount of $61.0 million (and a carrying value of $75.1 million outstanding at June 29, 2002, due to the provisions of Statement 15 as discussed above) and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million. The term loan and the revolving credit facility mature on May 10, 2007.

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

     The classification of long-term debt in the accompanying June 29, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization.

      Management believes the cash flow from operating activities and funds available under the new Credit Agreement will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

     Net cash provided by operating activities was $12.3 million for the first six months of Fiscal 2002 compared to net cash used of $9.3 million in the comparable prior fiscal year period, an increase of $21.6 million principally due to improved net income and changes in the balances of operating assets and liabilities which resulted in additional cash flow in the Fiscal 2002 period. Cash used by investing activities was $5.8 million for the first six months of Fiscal 2002 compared to $3.6 million in the prior fiscal year period. The increased level of expenditures in Fiscal 2002 was due primarily to increased capital expenditures for machinery and equipment. Net cash used by financing activities was $7.3 million in the first six months of Fiscal 2002 compared to cash provided of $12.6 million in the first six months of Fiscal 2001, principally due to additional reductions of long-term debt in the Fiscal 2002 period compared to additions to indebtedness in the first six months of 2001.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $7.4 million primarily for machinery and equipment during the first six months of Fiscal 2002 compared to capital expenditures of $3.8 million during the first six months of Fiscal 2001.

CRITICAL ACCOUNTING POLICIES

     The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A.

     Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill, estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, estimates regarding the net realizable value of long-lived assets held for sale, estimates regarding pension expense, estimates of bad debts and estimates regarding self insured risks including insurance, environmental and litigation contingencies.

     In assessing impairment of goodwill, the Company uses estimates and assumptions in determining the estimated fair value of reporting units. In assessing the impairment of long-lived assets where there has been a change in circumstances indicating the carrying value of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimates of fair value of reporting units and of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the level of business volume or the Company's performance. In assessing impairment of long-lived assets held for sale, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. The estimate of reserve for bad debts is based upon the Company's bad debt experience, market conditions, aging of trade accounts receivable, and interest rates, among other factors. Pension expense is based upon actuarial estimates. These estimates could change based on changes in market conditions, interest rates, and other factors. In estimating liabilities for self insured risks, the Company considers information from outside consultants and experts, and past historical experience, in projecting future costs expected to be incurred. These estimates could change if future events are different than assumed by management, actual costs to settle the liabilities differ from those estimated and the circumstances associated with the self insured risks change.

ACCOUNTING MATTERS

     The Financial Accounting Standards Board recently issued Statement 143, Accounting for Asset Retirement Obligations, and Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Statement 146 requires all restructurings initiated after December 31, 2002, to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. The Company is currently assessing the impact of Statements 143 and 146 on its consolidated financial statements.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, and the price of natural gas used in the Company's plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material inage declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact collection of raw material. Predominantly all of the Company's finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company used, through June 2002, interest rate and, through March, 2001, natural gas swaps, to manage these related risks. The Company is not party to any interest rate swap agreements subsequent to June 2002. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. While the Company does have international operations, and operates in international markets, it considers its market risks in such activities to be immaterial.

      As of June 29, 2002, the Company has forward purchase agreements in place for purchases of approximately 827,000 mmbtu's of natural gas for the period July through December, 2002, with an average purchase price of $2.81/mmbtu.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2002

PART II: Other Information

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The matters voted upon at the annual meeting of stockholders held on May 10, 2002 were as follows:

     The election of five directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

             Thomas Albrecht            For      12,187,105             Against/Withheld     2,200

             Fredric J. Klink           For      12,141,605             Against/Withheld    47,700

             Charles Macaluso           For      12,187,105             Against/Withheld     2,200

             Richard A. Peterson        For      12,187,105             Against/Withheld     2,200

             Denis J. Taura             For      11,636,558             Against/Withheld   552,747

     Approved the issuance of approximately 46.7 million shares of common stock and up to 110,000 shares of newly created 6% cumulative redeemable Series A Preferred stock.

                                        For      11,442,275             Against/Withheld   747,030

      Amended the Company's certificate of incorporation to increase the number of authorized shares of common stock from 25 million to 100 million.

                                        For      11,429,475             Against/Withheld   759,830

     Amended the Company's certificate of incorporation to grant the lenders pre-emptive rights to purchase the Company's common stock in the future.

                                        For      11,442,275             Against/Withheld   747,030

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        10.1   Consulting  Agreement  dated  as of May 10,  2002 by and  between
               Darling  International  Inc.,   Taura,  Flynn and Associates LLC,
               and Denis J. Taura.

(b)      REPORTS ON FORM 8-K

         The Registrant did not file any current reports on Form 8-K during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: August 13, 2002	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: August 13, 2002	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)