Form 10-Q
period 2002-09-28
DARLING INTERNATIONAL INC
filed 2002-11-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.         YES     /X/             NO    /   /

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, as of November 12, 2002 was 62,281,448.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Page No.
Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3
                September 28, 2002 (unaudited) and December 29, 2001

            Consolidated Statements of Operations (unaudited).  .  .  .  .  .  .  .    4
                Three Months and Nine Months Ended September 28, 2002
                and September 29, 2001

            Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  .  .    5
                Nine Months Ended September 28, 2002 and September 29, 2001

            Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  .  .  6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS .  .  .  .  .  .  .  .  .  . 17

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  24

Item 4.    CONTROLS AND PROCEDURES    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  24

                                         PART II:  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K   .  .  .  .  .  .  .  .  .  .  .  .  .  25

           Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  26

           Certifications Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 27

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 28, 2002 and December 29, 2001
(in thousands, except shares and per share data)

                                                                       September 28,    December 29,
                                                                            2002            2001
                                                                       -------------    -----------
                                                                        (unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents .......................................   $   9,694      $   3,668
     Accounts receivable .............................................      22,466         23,719
     Inventories .....................................................       7,471          7,698
     Prepaid expenses ................................................       6,341          4,394
     Assets held for sale (note 10) ..................................       5,268              -
     Deferred income taxes ...........................................       4,070          2,203
     Other ...........................................................         110            209
                                                                          --------       --------
         Total current assets ........................................      55,420         41,891

Property, plant and equipment, less accumulated depreciation
   of $149,701 at September 28, 2002 and $155,555 at December 29, 2001      71,868         74,744
Collection routes and contracts, less accumulated amortization of $23,136 at September 28, 2002 and $22,139 at
   December 29, 2001 (note 2d) .......................................      24,112         27,366
Goodwill, less accumulated amortization of $1,077 at
   September 28, 2002 and December 29, 2001 (note 2d) ................       4,429          4,429
Assets held for sale (note 10) .......................................           -          3,002
Other noncurrent assets ..............................................       7,624          7,647
                                                                          --------       --------
                                                                         $ 163,453      $ 159,079
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Current portion of long-term debt (note 6) ......................   $   4,352      $ 120,053
     Accounts payable, principally trade .............................       8,551         11,104
     Accrued expenses ................................................      27,361         24,069
     Accrued interest ................................................         362          3,383
                                                                          --------       --------
         Total current liabilities ...................................      40,626        158,609

Long-term debt, less current portion (note 6) ........................      69,704              -
Other non-current liabilities ........................................       5,798          8,134
Deferred income taxes ................................................       3,874          1,990
                                                                          --------       --------
         Total liabilities ...........................................     120,002        168,733
                                                                          --------       --------
Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding (note 6) ...................       8,227              -

Stockholders' equity (deficit)  (note 6):
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        62,302,448 and 15,589,362 shares issued and outstanding at
        September 28, 2002 and at December 29, 2001, respectively ....         623            156
     Additional paid-in capital ......................................      74,361         35,235
     Treasury stock, at cost;  21,000 shares at September 28, 2002
          and December 29, 2001 ......................................        (172)          (172)
     Accumulated comprehensive loss ..................................        (533)          (533)
     Accumulated deficit .............................................     (39,055)       (44,340)
                                                                          --------       --------
         Total stockholders equity (deficit) ........................       35,224         (9,654)
                                                                          --------       --------
Contingencies (note 3)
                                                                         $ 163,453      $ 159,079
                                                                          ========       ========

      The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended September 28, 2002 and September 29, 2001
(in thousands, except per share data)

                                                            Three Months Ended                 Nine Months Ended
                                                      ------------------------------     -----------------------------
                                                      September 28,    September 29,     September 28,   September 29,
                                                          2002             2001               2002            2001
                                                      -------------    -------------     -------------   -------------
                                                               (unaudited)                      (unaudited)

Net sales ..........................................   $  72,933         $  61,500          $ 191,890       $ 176,819
                                                        --------          --------           --------        --------
Costs and expenses:
     Cost of sales and operating expenses ..........      54,272            47,993            142,729         136,778
     Selling, general and administrative expenses ..       7,333             6,742             22,776          20,396
     Depreciation and amortization .................       4,246             5,508             12,271          17,700
                                                        --------          --------           --------        --------
        Total costs and expenses ...................      65,851            60,243            177,776         174,874
                                                        --------          --------           --------        --------
        Operating income ...........................       7,082             1,257             14,114           1,945
                                                        --------          --------           --------        --------

Other income (expense):
     Interest expense ..............................        (700)           (3,956)            (5,971)        (10,450)
     Other, net ....................................        (233)             (505)             1,261          (1,042)
                                                        --------          --------           --------        --------
         Total other expense .......................        (933)           (4,461)            (4,710)        (11,492)
                                                        --------          --------           --------        --------

Income (loss) from continuing operations
  before income taxes ..............................       6,149            (3,204)             9,404          (9,547)
Income taxes .......................................      (2,340)                -             (3,733)              -
                                                        --------          --------           --------        --------
        Income (loss) from continuing operations ...       3,809            (3,204)             5,671          (9,547)
Discontinued operations
        Loss from discontinued operations, net of tax       (356)             (315)              (386)           (842)
                                                        --------          --------           --------        --------
Net income (loss) ..................................       3,453            (3,519)             5,285         (10,389)
        Preferred dividends and accretion ..........        (375)                -               (630)              -
                                                        --------          --------           --------        --------
        Net income (loss) applicable to
          common shareholders ......................   $   3,078         $  (3,519)         $   4,655       $ (10,389)
                                                        ========          ========           ========        ========

Basic and diluted income (loss) per share:
       Continuing operations .......................   $    0.06         $   (0.21)         $    0.13       $   (0.62)
       Discontinued operations .....................       (0.01)            (0.02)             (0.01)          (0.05)
                                                        --------          --------           --------        --------
                    Total ..........................   $    0.05         $   (0.23)         $    0.12       $   (0.67)
                                                        ========          ========           ========        ========

              The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 28, 2002 and September 29, 2001
(in thousands)

                                                                                    Nine Months Ended
                                                                             ------------------------------
                                                                             September 28,    September 29,
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                                       (unaudited)
Cash flows from operating activities:
     Income (loss) from continuing operations .........................       $   5,671        $  (9,547)
     Adjustments to reconcile net income (loss) to
      net cash provided (used) by continuing operating activities:
        Depreciation and amortization .................................          12,271           17,700
        Gain on disposal of property, plant, equipment and other assets          (1,558)            (109)
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................           1,253           (3,371)
         Inventories and prepaid expenses .............................          (1,720)          (1,083)
         Accounts payable and accrued expenses ........................           4,594           (5,328)
         Accrued interest .............................................           2,310              (48)
         Other ........................................................             779           (1,954)
                                                                               --------         --------
Net cash provided (used) by continuing operations .....................          23,600           (3,740)
Net cash provided by discontinued operations ..........................             954              816
                                                                               --------         --------
             Net cash provided (used) by operating activities .........          24,554           (2,924)
                                                                               --------         --------
Cash flows from investing activities:
     Capital expenditures .............................................          (9,807)          (6,016)
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................           1,622              142
     Additions to intangible assets ...................................               -             (310)
                                                                               --------         --------
              Net cash used by investing activities ...................          (8,185)          (6,184)
                                                                               --------         --------

Cash flows from financing activities:
     Proceeds from long-term debt .....................................         141,665          157,021
     Payments on long-term debt .......................................        (147,676)        (142,375)
    Recapitalization issuance costs ...................................          (4,043)          (2,169)
    Contract payments .................................................            (289)          (3,470)
                                                                               --------         --------
              Net cash provided (used) by financing activities ........         (10,343)           9,007
                                                                               --------         --------

Net increase (decrease) in cash and cash equivalents ..................           6,026             (101)
Cash and cash equivalents at beginning of period ......................           3,668            3,509
                                                                               --------         --------
Cash and cash equivalents at end of period ............................       $   9,694        $   3,408
                                                                               ========         ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................       $   3,661        $  10,498
                                                                               ========         ========
         Income taxes, net of refunds .................................       $     619        $      41
                                                                               ========         ========

Noncash financing activity - Recapitalization transactions (note 6):
     Debt reduction ...................................................       $ (39,986)               -
     Accrued interest reduction .......................................          (5,331)               -
     Forbearance fees reduction .......................................          (3,855)               -
     Preferred stock, net of discount .................................           8,072                -
     Common stock issued ..............................................          41,100                -

              The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
September 28, 2002
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month and nine month periods ended September 28, 2002 and September 29, 2001 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K/A for the fiscal year ended December 29, 2001.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 28, 2002, and include the 13 weeks and 39 weeks ended September 28, 2002, and the 13 weeks and 39 weeks ended September 29, 2001.

(c) Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common stock shares outstanding during the period. On May 13, 2002, the Company consummated a recapitalization and issued 46,705,086 shares of common stock (see note 6).

The weighted average common shares used for basic income (loss) per common share were 62,280,657 and 15,568,362 for the three months ended September 28, 2002 and September 29, 2001, respectively. The weighted average common shares used for basic income (loss) per common share were 39,351,362 and 15,568,362 for the nine months ended September 28, 2002 and September 29, 2001, respectively.

The weighted average common shares used for diluted income (loss) per common share were 62,437,054 and 15,568,362 for the three months ended September 28, 2002 and September 29, 2001, respectively. The weighted average common shares used for diluted income (loss) per common share were 39,418,588 and 15,568,362 for the nine months ended September 28, 2002 and September 29, 2001, respectively.

1,647,430 outstanding stock options were excluded from diluted income (loss) per common share for the three and nine months ended September 28, 2002, as the effect was antidilutive; and 3,024,185 outstanding stock options were excluded from diluted loss per common share for the three and nine months ended September 29, 2001, as the effect was antidilutive.

(d) New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), on December 30, 2001 (the first day of Fiscal 2002).

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

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

                                                       September 28,   December 29,
                                                            2002           2001
                                                       -------------   ------------
       Collection Routes and Contracts:
          Routes  ...............................        $ 42,307       $ 42,307
          Non-compete agreements ................           4,627          6,797
          Royalty and consulting agreements .....             314            401
                                                         ---------       --------
                                                           47,248         49,505
      Accumulated Amortization:
          Routes ................................         (20,028)       (17,498)
          Non-compete agreements ................          (2,926)        (4,423)
          Royalty and consulting agreements .....            (182)          (218)
                                                         ---------       --------
                                                          (23,136)       (22,139)
                                                         ---------       --------
      Collection routes and contracts,
         less accumulated amortization ..........        $ 24,112       $ 27,366
                                                         =========       ========
Amortization expense for the three months ended September 28, 2002 and September 29, 2001 was approximately $1,052,000 and $1,205,000, respectively. Amortization expense for the nine months ended September 28, 2002 and September 29, 2001 was approximately $3,256,000 and $3,821,000, respectively. Amortization expense for the next five fiscal years is estimated to be $4,178,000, $4,061,000, $3,937,000, $3,937,000 and $3,937,000.

The effect of the adoption of Statement 142 on net income (loss) and earnings (loss) per share is as follows (in thousands, except per share date):

                                                       Three Months Ended            Nine Months Ended
                                                 -----------------------------------------------------------
                                                 September 28,  September 29,   September 28,  September 29,
                                                      2002          2001            2002           2001
                                                 ----------------------------   ----------------------------
      Reported net income (loss) applicable
          to common shareholders ..................  $ 3,078       $(3,519)         $ 4,655      $(10,389)
      Add back:  goodwill amortization ............        -            51                -           191
                                                     -------       --------         -------      --------
      Adjusted net income (loss) applicable
          to common shareholders ..................  $ 3,078       $(3,468)         $ 4,655      $(10,198)
                                                     =======       ========         =======      ========

      Basic earnings (loss) per share:
      Reported net income (loss) ..................  $  0.05       $ (0.23)         $  0.12      $ (0.67)
      Add back:  goodwill amortization ............        -          0.01                -         0.02
                                                     -------       --------         -------      --------
      Adjusted net income (loss) ..................  $  0.05       $ (0.22)         $  0.12      $ (0.65)
                                                     =======       ========         =======      ========
Statement 144 supercedes Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirement to allocate goodwill to long lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of Statement 144 resulted in reclassification, of approximately $335,000 and $1,700,000 of assets held for sale, to property held for use during the second and third quarters of 2002, respectively, as management does not believe a sale of these assets is probable within the next 12 months. Depreciation expense on these assets of approximately $312,000 was recorded during the third quarter of 2002, which would have been recognized had these assets been continuously classified as held and used, in accordance with Statement 144. During the third quarter of Fiscal 2002, the Company also recorded an impairment charge of approximately $435,000 to reduce to fair value the carrying value of the assets at the Company’s Linkwood, Maryland rendering plant, which was sold on October 18, 2002, to a third party purchaser for cash consideration of $4.3 million.

(3)	Contingencies

LITIGATION

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated (“Melvindale I”). The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability, if any, from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I filed a suit (“Melvindale II”). Plaintiffs in Melvindale II rely on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. However, the Melvindale II Plaintiffs purportedly seek only damages in an amount of more than $25,000 and less than $75,000 per member of the putative class and do not seek injunctive relief. The Company removed Melvindale II, which was originally filed in the Circuit Court of Wayne County, Michigan to the United States District Court, Eastern District of Michigan where the Melvindale I and the City of Melvindale lawsuits are pending. On October 21, 2002, the Melvindale II lawsuit was remanded to Wayne County Circuit Court. No action has been taken by the court with respect to class certification. The Company is unable to estimate its potential liability, if any, from this lawsuit. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuits vigorously.

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ’s total claim nor the Company’s alleged share thereof. As a result, the Company is unable to estimate its potential liability, if any, from this lawsuit. The Company does not have information suggesting that it contributed in any material way to any contamination that may exist at the Site. The Company is actively defending the suit and is awaiting a decision on a motion on summary judgment regarding the standing of the plaintiff.

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

Self Insured Risks

The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company estimates and accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At September 28, 2002, and December 29, 2001, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $11.9 million and $10.6 million, respectively. The increase in these reserves is primarily due to letters of credit issued in exchange for reduction of cash deposits held by the third party insurance administrator. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from restaurants and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also includes grease trap servicing and equipment sales.

Business Segment Net Sales (in thousands):
                                          Three Months Ended               Nine Months Ended
                                  -----------------------------------------------------------------
                                    September 28,   September 29,    September 28,    September 29,
                                         2002             2001            2002              2001
                                  -----------------------------------------------------------------
          Rendering:
                  Trade             $  44,797        $  45,429         $129,878         $131,726
                  Intersegment          9,730            9,735           26,236           22,552
                                     ---------        ---------         --------         --------
                                       54,527           55,164          156,114          154,278
                                     ---------        ---------         --------         --------
          Restaurant Services:
                  Trade                28,136           16,071           62,012           45,093
                  Intersegment          3,256            1,650            7,118            5,008
                                     ---------        ---------         --------         --------
                                       31,392           17,721           69,130           50,101
                                     ---------        ---------         --------         --------
          Eliminations                (12,986)         (11,385)         (33,354)         (27,560)
                                     ---------        ---------         --------         --------
          Total                     $  72,933        $  61,500         $191,890         $176,819
                                     =========        =========         ========         ========

Business Segment Profit (Loss) (in thousands):
                                                     Three Months Ended           Nine Months Ended
                                              ------------------------------------------------------------
                                               September 28,  September 29,   September 28,  September 29,
                                                    2002           2001            2002          2001
                                              ------------------------------------------------------------
                                                 $  6,753       $  2,910        $ 15,732      $  8,350
          Rendering
          Restaurant Services                       5,045          3,095          12,840         6,334
          Corporate activities                     (4,949)        (5,253)        (13,197)      (13,781)
          Interest expense                           (700)        (3,956)         (5,971)      (10,450)
                                                 ---------      ---------        --------      --------
          Income (loss) from  continuing
             operations before income taxes      $  6,149       $ (3,204)       $  9,404      $ (9,547)
                                                 =========      =========        ========      ========
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

Business Segment Assets (in thousands):
                                                         September 28,     December 29,
                                                             2002              2001
                                                         -------------     ------------
            Rendering                                     $  51,437         $  56,847
            Restaurant Services                              13,871            14,779
            Combined Rendering/Restaurant Services           62,083            64,155
            Corporate Activities                             36,062            23,298
                                                           --------          --------
            Total                                         $ 163,453         $ 159,079
                                                           ========          ========
(5)	Income Taxes

The Company has provided income taxes in Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the expected amount of valuation allowance recorded as a reduction of deferred tax assets and the reporting of estimated tax benefits from utilization of net operating loss carryforwards which arose prior to the Company’s 1993 “Fresh Start Reporting” as direct increases to additional paid in capital rather than as an income tax benefit.

In determining whether its deferred tax assets are more likely to be recoverable, than not recoverable, the Company assessed its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, tax planning strategies, and the extent of evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses and the current year favorable operating results do not provide sufficient evidence at this time of sustained future profitability sufficient to result in taxable income against which the net operating losses can be carried forward and utilized. Accordingly, the Company does not contemplate recording a net deferred tax asset for Fiscal 2002.

The Company has estimated that it will be able to utilize a limited amount of the net operating loss carryforwards which arose prior to the 1993 “Fresh Start Reporting” in the current year and has recorded the related tax benefit of approximately $1.5 million as a direct increase to additional paid in capital.

(6)	Recapitalization

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“Statement 15”). Statement 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s debt be recognized with the result that the carrying amount of the debt of $74.0 million exceeds its contractual amount of $60.7 million by $13.3 million at September 28, 2002. The fair value of the equity interest granted was determined on the closing date of the recapitalization, May 13, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.54% at September 28, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

In connection with the Company’s recapitalization and its entry into the new Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company’s then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10% which approximated the market yield at the date of issue. The Company’s new Credit Agreement includes a term loan with a contractual principal amount of $60.7 million (and a carrying value of $74.0 million outstanding at September 28, 2002, due to the provisions of Statement 15 as discussed above) and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million. Letters of credit issued and outstanding under the revolving credit facility were $11.7 million, and $5.6 million of additional capacity was available under the revolving credit facility at September 28, 2002. The term loan and the revolving credit facility mature on May 10, 2007.

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

The classification of long-term debt in the accompanying September 28, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization.

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

At December 29, 2001, the Company was party to two interest rate swap agreements whereby the interest obligation on $45 million of floating-rate debt had been exchanged for fixed rate contracts which bore interest, payable quarterly. One swap agreement for $25 million matured June 27, 2002, bore interest at 6.5925% and the Company’s receive rate was based on the three-month LIBOR. A second swap agreement for $20 million matured June 27, 2002, bore interest at 9.17% and the Company’s receive rate was based on the Base Rate. The portion of the interest rate swap agreements extending beyond June 30, 2001, the expiration date of the previous Credit Agreement, was not considered a hedge. Changes in the fair value of these agreements subsequent to June 30, 2001, were included in other income (expense). The Company recorded a liability of $1.0 million at December 29, 2001, (the fair value of the interest rate swap agreements at such date), which was included in accrued expenses. Remaining liabilities owed under terms of these interest rate swap agreements were paid at June 29, 2002, upon maturity of the agreements.

As of September 28, 2002, the Company had forward purchase agreements in place for purchases of approximately 695,000 mmbtu’s of natural gas for the period October through December, 2002, and January through March, 2003, based on an average purchase price of $3.50/mmbtu. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2001 and the first nine months of Fiscal 2002. Accordingly, the agreements are not subject to the requirements of Statement 133 because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income (Loss)

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. In accordance with Statement 130, the Company has presented the components of comprehensive income or loss in its consolidated balance sheets.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	Assets Held for Sale

Assets held for sale consist of the following (in thousands):

                                                  September 28,       December 29,
                                                      2002                2001
                                                  -------------       ------------
            Linwood, MD ....................        $ 4,300             $     -
            Petaluma, CA ...................            497                 497
            Billings, MT ...................            421                 421
            Goldsboro, NC ..................             50                  50
            Esteem (Norfolk, NE) ...........              -               1,200
            Peptide (Norfolk, NE) ..........              -                 500
            West Point, NE .................              -                 118
            Lynchburg, VA ..................              -                 100
            Shelbyville, IN ................              -                  62
            Zanesville, OH .................              -                  54
                                                    -------             -------
                                                    $ 5,268             $ 3,002
                                                    =======             =======

Under provisions of Statement 144, approximately $2,035,000 of assets held for sale at December 29, 2001, have been reclassified to property, plant and equipment at September 28, 2002, because management does not believe sale of the assets within one year is probable, as required by Statement 144.

The remaining assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement 144, the assets remain classified as property, plant and equipment.

On October 18, 2002, the Company sold the Company’s Linkwood, Maryland rendering plant to a third party purchaser for cash consideration of $4.3 million, net of applicable costs of selling the plant location. Results of operations of the Linkwood facility were previously included in results of the Company’s rendering segment, and have been reclassified to Loss from Discontinued Operations in the accompanying consolidated statements of operations. Revenues and losses, net of applicable taxes, of the plant are as follows (in thousands):

                                                  Three Months Ended             Nine Months Ended
                                             ----------------------------------------------------------
                                             September 28,  September 29,  September 28,  September 29,
                                                 2002            2001           2002          2001
                                             -------------  -------------  -------------  -------------
     Revenue ..............................    $  2,495       $  3,545       $  7,805      $ 10,474

     Cost of sales and operating expenses .       2,307          3,249          6,933         9,466
     Selling, general and administrative ..          63             63            198           191
     Depreciation and amortization ........         738            548          1,339         1,659
                                                --------       --------        -------      --------

     Total costs and expenses .............       3,108          3,860          8,470        11,316
     Operating and pretax loss, now
         classified as loss from
         discontinued operations ..........        (613)          (315)          (665)         (842)
     Income tax benefit ...................         257              -            279             -
                                                --------       --------        -------      --------
     Loss from discontinued operations, net
         of tax ...........................    $   (356)      $   (315)      $   (386)     $   (842)
                                                ========       ========       ========      ========

Loss from operations related to the Linkwood plant, net of applicable taxes, for the three month periods ending September 28, 2002, and September 29, 2001, of $0.4 million and $0.3 million, respectively, has been reclassified to Loss from Discontinued Operations. Loss from operations related to the Linkwood plant, net of applicable taxes, for the nine month periods ending September 28, 2002, and September 29, 2001, of $0.4 million and $0.8 million, respectively, has been reclassified to Loss from Discontinued Operations.

Included in the pretax Loss from Discontinued Operations for the three and nine month periods ending September 28, 2002, is an impairment charge of $0.4 million, to reduce the carrying value of the assets to their fair value of $4.3 million. The fair value of the Linkwood assets was determined, based upon the sales price received from the third party purchaser, net of estimated costs of sale. Included in Assets Held for Sale at September 28, 2002, is the net book value of the Linkwood plant, consisting of property and equipment of $4.3 million. Receivables included in current assets and due primarily from the third party purchaser of the plant, are expected to be collected as they come due. Inventories are to be sold to the third party purchaser of the Linkwood plant under terms of the contract of sale. Current liabilities are expected to be paid by the Company as they come due.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED SEPTEMBER 28, 2002

PART I

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes factors affecting the Company's results of operations for the three and nine months ended September 28, 2002 and September 29, 2001, and information with respect to the liquidity and capital resources of the Company at September 28, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

GENERAL

     The Company recorded income from continuing operations of $3.8 million for the third quarter of the fiscal year ending December 28, 2002 ("Fiscal 2002"), as compared to a loss from continuing operations of $3.2 million for the third quarter of the fiscal year ended December 29, 2001 ("Fiscal 2001"), an improvement of $7.0 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher sales prices, lower depreciation and energy expenses, and lower interest expense, partially offset by higher raw material prices and accrued income tax expense.

NET SALES

     The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, meat and bone meal, and yellow grease. In addition, the Company provides grease trap collection services to restaurants. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, trap grease services, collection fees, and finished goods purchased for resale, which constitutes approximately 15.5% of total sales for the third quarter of Fiscal 2002 and approximately 12.0% of total sales for the third quarter of Fiscal 2001.

      During the third quarter of Fiscal 2002, net sales increased by $11.4 million (18.5%), to $72.9 million, as compared to $61.5 million during the third quarter of Fiscal 2001, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in a $7.0 million increase in sales in the third quarter of Fiscal 2002, compared to the third quarter of Fiscal 2001, (average yellow grease prices increased $1.18/cwt to $10.92/cwt (12.1% higher); average tallow prices increased $1.28/cwt to $12.86/cwt (11.1% higher); and average meat and bone meal prices decreased $10.81/ton to $178.23/ton (5.7% lower)); 2) Finished products purchased for resale increased $3.9 million; 3) Higher fees, which improved recovery of collection expenses, increased by $1.3 million; 4) Higher raw material inage increased sales $1.0 million; partially offset by 5) Lower yields on production of finished goods decreased sales by $1.3 million; and 6) Other decreases of $0.5 million.

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

     During the third quarter of Fiscal 2002, cost of sales and operating expenses increased $6.3 million (13.1%) to $54.3 million as compared to $48.0 million during the third quarter of Fiscal 2001 primarily as a result of: 1) Higher finished products purchased for resale increased cost of sales $3.5 million; 2) Higher raw material prices of $2.3 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 3) Higher factory and collection payroll expense of $1.3 million; 4) Higher insurance expense of $0.3 million; and 5) Other expense increased $0.5 million; partially offset by 6) Lower natural gas and fuel oil prices, $1.6 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $7.3 million during the third quarter of Fiscal 2002, a $0.6 million increase from $6.7 million for the third quarter of Fiscal 2001, primarily due to increases in legal fees of $0.2 million, and other increases of $0.4 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization charges decreased $1.3 million to $4.2 million during the third quarter of Fiscal 2002 as compared to $5.5 million during the third quarter of Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2001.

INTEREST EXPENSE

     Interest expense decreased $3.3 million from $4.0 million during the third quarter of Fiscal 2001 to $0.7 million during the third quarter of Fiscal 2002, primarily due to changes resulting from the effect of the provisions of Statement 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 6 to the consolidated financial statements included elsewhere herein), which reduced interest expense on bank debt by approximately $2.7 million and due to forbearance fees accrued in the third quarter of Fiscal 2001 of approximately $0.6 million.

OTHER INCOME (EXPENSE)

     Other income (expense) decreased $0.3 million from net other expense of $0.5 million during the third quarter of Fiscal 2001 to net other expense of $0.2 million during the third quarter of Fiscal 2002, primarily due to inclusion of fair value adjustments of $0.5 million on interest rate swap agreements in the third quarter of Fiscal 2001.

INCOME TAXES

     The Company recorded income tax expense of $2.3 million during the third quarter of Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the expected amount of valuation allowance recorded as a reduction of deferred tax assets and the reporting of estimated tax benefits from utilization of net operating loss carryforwards which arose prior to the Company's 1993 "Fresh Start Reporting" as direct increases to additional paid in capital rather than as an income tax benefit.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $2.4 million during the third quarter of Fiscal 2002 compared to capital expenditures of $2.2 million during the third quarter of Fiscal 2001, an increase of $0.2 million. The increase is primarily due to capital spending on the expansion of the Company's Sioux City plant location, completed during the third quarter of Fiscal 2002, which will process raw material inage from the Norfolk plant which was destroyed by fire.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

GENERAL

     The Company recorded income from continuing operations of $5.7 million for the first nine months of Fiscal 2002, as compared to a loss from continuing operations of $9.5 million for the first nine months of Fiscal 2001, an improvement of $15.2 million. Principal factors affecting these comparative results which are discussed further in the following section were higher sales prices, higher fees which improved recovery of collection expense, lower natural gas and fuel oil expenses included in cost of sales, lower depreciation expense, lower interest expense, and gain resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company's Norfolk, NE plant, partially offset by higher raw material prices, reduced sales resulting from processing less raw material, severance expense related to the Company's recapitalization, and accrued income tax expense.

NET SALES

     During the first nine months of Fiscal 2002, net sales increased $15.1 million (8.5%), to $191.9 million as compared to $176.8 million during the first nine months of Fiscal 2001, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in a $10.6 million increase in sales, (average yellow grease prices increased $0.94/cwt to $9.85/cwt (10.6% higher); average tallow prices increased $1.07/cwt to $11.06/cwt (10.7% higher); and average meat and bone meal prices decreased $0.62/ton to $179.59/ton (0.3% lower)); 2) Higher collection fees, which improved recovery of collection expenses, by $4.6 million; 3) Improved yield on production increased sales $1.2 million; 4) Finished products purchased for resale increased $1.0 million; 5) Other net increases of $0.3 million; partially offset by 6) Hide sales decreased $1.5 million; and 7) Decline in raw material processed decreased sales $1.1 million.

COST OF SALES AND OPERATING EXPENSES

     During the first nine months of Fiscal 2002, cost of sales and operating expenses increased $5.9 million (4.3%) to $142.7 million as compared to $136.8 million during the first nine months of Fiscal 2001 primarily as a result of the following: 1) Higher raw material prices of $5.4 million which are due, in part, to higher finished product prices and formula raw material pricing arrangements with raw material suppliers; 2) Higher factory and collection payroll expense increased $2.7 million; 3) Higher finished products purchased for resale increased cost of sales $1.3 million; 4) Higher insurance expense included in cost of sales and operating expense of $0.9 million; partially offset by 5) Lower natural gas expense included in cost of sales and operating expenses decreased $4.3 million; and 6) Other decreases of $0.1 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $22.8 million during the first nine months of Fiscal 2002, a $2.4 million increase (11.8%) from $20.4 million for the first nine months of Fiscal 2001. The increase was primarily due to increased payroll expenses of $2.1 million, which included approximately $1.0 million in charges for compensation to be paid to the Company's Chief Executive Officer over a 2-year period due to a change in control of the Company, increased legal expenses of $0.2 million, and other increases of $0.1 million.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization charges decreased $5.4 million to $12.3 million during the first nine months of Fiscal 2002 as compared to $17.7 million during the first nine months of Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2001.

INTEREST EXPENSE

     Interest expense decreased $4.5 million from $10.5 million during the first nine months of Fiscal 2001 to $6.0 million during the first nine months of Fiscal 2002, primarily due to changes resulting from the effect of the provisions of Statement 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 6 to the consolidated financial statements elsewhere herein), which reduced interest expense on bank debt by approximately $5.0 million, lower amortization of deferred loan costs as interest expense in Fiscal 2002, of $0.2 million, partially offset by higher interest expense due to forbearance fees accrued in the first nine months of Fiscal 2002 of approximately $0.7 million.

OTHER INCOME (EXPENSE)

     Other income (expense) increased $2.3 million to other income of $1.3 million the first nine months of Fiscal 2002 from net other expense of $1.0 million in the first nine months of Fiscal 2001. This increase was primarily due to a gain of $1.7 million resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company's Norfolk, Nebraska plant during the first nine months of Fiscal 2002. Included in net other expense in the first nine months of Fiscal 2001 was a loss on the early retirement of a non-compete liability of $0.4 million and fair value adjustments on interest rate swap agreements of $0.7 million, partially offset by gain related to the ineffective portion of natural gas hedge transactions of $0.5 million.

INCOME TAXES

     The Company recorded income tax expense of $3.7 million during the first nine months of Fiscal 2002 based on its estimate of the effective tax rate for the entire year. The estimated effective income tax rate includes consideration of the expected amount of valuation allowance recorded as a reduction of deferred tax assets and the reporting of estimated tax benefits from utilization of net operating loss carryforwards which arose prior to the Company's 1993 "Fresh Start Reporting" as direct increases to additional paid in capital rather than as an income tax benefit.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $9.8 million during the first nine months of Fiscal 2002 compared to capital expenditures of $6.0 million during the first nine months of Fiscal 2001, an increase of $3.8 million. The increase was primarily due to capital spending on the expansion of the Company's Sioux City plant, completed during the third quarter of Fiscal 2002, which will process raw material inage from the Norfolk plant which was destroyed by fire.

LIQUIDITY AND CAPITAL RESOURCES

         At September 28, 2002, the Company's total borrowings outstanding under its Credit Agreement were $60.7 million.

        Debt consists of the following (in thousands):

                                                             September 28,   December 29,
                                                                  2002            2001
                                                             ------------    ------------
          Credit Agreement:
             Revolving Credit Facility .................       $      -        $120,027
             Term Loan (contractual amount of $60,713)..         74,037               -
          Other notes ..................................             19              26
                                                                --------       --------
                                                                 74,056         120,053
          Less current maturities ....................            4,352         120,053
                                                                --------       --------
                                                               $ 69,704        $      -
                                                                ========       ========

RECAPITALIZATION

      On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement 15"). Statement 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's debt be recognized with the result that the carrying amount of the debt of $74.0 million exceeds its contractual amount of $60.7 million by $13.3 million at September 28, 2002. The fair value of the equity interest granted was determined on the closing date of the recapitalization, May 13, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.54% at September 28, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

     In connection with the Company's recapitalization and its entry into the new Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company's then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10%, which approximates the market yield at the date of issue. The Company's new Credit Agreement includes a term loan with a contractual principal amount of $60.7 million (and a carrying value of $74.0 million outstanding at September 28, 2002, due to the provisions of Statement 15 as discussed above) and also provides for a revolving credit facility which will enable the Company to borrow or issue letters of credit of up to $17.3 million. Letters of credit issued and outstanding under the revolving credit facility were $11.7 million, and $5.6 million of additional capacity was available under the revolving credit facility at September 28, 2002. The term loan and the revolving credit facility mature on May 10, 2007.

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

      The classification of long-term debt in the accompanying September 28, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization.

     At September 28, 2002, the Company had unrestricted cash of $8.6 million and funds available under the revolving credit facility of $5.6 million. Management believes the cash provided from operating activities and funds available under the new Credit Agreement will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

     Net cash provided by continuing operating activities was $23.6 million for the first nine months of Fiscal 2002 compared to net cash used in continuing operations of $3.7 million in the comparable prior fiscal year period, an increase of $27.3 million principally due to improved net income and changes in the balances of operating assets and liabilities which resulted in additional cash flow in the Fiscal 2002 period. Cash used by investing activities was $8.2 million for the first nine months of Fiscal 2002 compared to $6.2 million in the prior fiscal year period; the $2.0 million increase is primarily due to increased capital expenditures for machinery and equipment. Net cash used by financing activities was $10.3 million in the first nine months of Fiscal 2002 compared to cash provided of $9.0 million in the first nine months of Fiscal 2001, principally due to reductions of long-term debt in the Fiscal 2002 period compared to additions to indebtedness in the first nine months of 2001.

CAPITAL EXPENDITURES

     The Company made capital expenditures of $9.8 million primarily for machinery and equipment during the first nine months of Fiscal 2002 compared to capital expenditures of $6.0 million during the first nine months of Fiscal 2001.

CRITICAL ACCOUNTING POLICIES

     The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A.

     Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill, estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, estimates regarding the net realizable value of long-lived assets held for sale, estimates regarding pension expense, estimates of bad debts and estimates regarding self insured risks including insurance, environmental and litigation contingencies.

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

     In addition to those factors discussed elsewhere in this report, and in other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, and the price of natural gas used in the Company's plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material inage declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company's finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company used, through June, 2002, interest rate and, through March, 2001, natural gas swaps, to manage these related risks. The Company is not party to any interest rate swap agreements subsequent to June, 2002. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities.

      As of September 28, 2002, the Company has forward purchase agreements in place for purchases of approximately 695,000 mmbtu's of natural gas for the period October through December, 2002, and January through March, 2003, with an average purchase price of $3.50/mmbtu.

Item 4.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002

PART II: Other Information

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

            None.

     (b)    REPORTS ON FORM 8-K

            Current report on Form 8-K filed on September 26, 2002, attaching a press release announcing that a search committee has been formed to select a successor to Denis J. Taura, Chief
            Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: November 12, 2002	By: /s/ Denis J. Taura Denis J. Taura Chairman and Chief Executive Officer

Date: November 12, 2002	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)

DARLING INTERNATIONAL INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Denis J. Taura, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Darling International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Denis J. Taura

Denis J. Taura
Chief Executive Officer

DARLING INTERNATIONAL INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John O. Muse, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Darling International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ John O. Muse

John O. Muse
Chief Financial Officer