Form 10-K
period 2002-12-28
DARLING INTERNATIONAL INC
filed 2003-03-26
CIK 916540

As filed with the Securities and Exchange Commission on March 26, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.         YES     /X/            NO    /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         YES    /   /             NO    /X/

As of June 28, 2002, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $13,001,000 based upon the closing price of the common stock as reported on the American Stock Exchange ("AMEX") on that day. (In determining the market value of the Registrant's common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant's common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 62,281,448 shares of common stock, $0.01 par value, outstanding at March 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 28, 2003 in connection with the Registrant's 2003 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

TABLE OF CONTENTS

Page No.

                                                       PART I.

                                                        PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS....................................................................18
ITEM 6.    SELECTED FINANCIAL DATA........................................................................19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................................................61

                                                       PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................61
ITEM 11.   EXECUTIVE COMPENSATION.........................................................................61
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                        PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K....................................................................................62

         SIGNATURES        ...............................................................................66

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

PART I

ITEM 1.	BUSINESS

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

        The Company is a recycler of food processing by-products. The Company collects and recycles animal processing by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States into finished products such as tallow, protein, and yellow grease. The Company sells these products nationally and internationally, primarily to producers of various industrial and commercial oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing into basic chemical compounds. In addition, the Company provides grease trap service to food service establishments under the name TORVAC. Grease trap service includes the scheduled periodic removal of grease and solids from the grease trap to ensure the trap functions as intended, keeping these materials from entering the sewer system. Many cities and municipalities have ordinances and/or regulations that require periodic grease trap service as part of restaurant operations.

        Commencing 1998, as part of an overall strategy to better commit financial resources, the Company's operations are currently organized into two segments. These are: 1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, offered to food service establishments and food processors. Due to unfavorable market conditions resulting from declining prices, in Fiscal 2000, the Esteem Product division, a business dedicated to using newly developed technologies to produce novel products from established supply sources, was combined with the Company's rendering operations. In November 1998, the Company made a strategic decision to dispose of an additional segment, Bakery By-Products Recycling, a group which produced high quality bakery by-products for the feed industry. The results of the Bakery By-Products Recycling segment have been reported separately as discontinued operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding discontinued operations. For the financial results of the Company's business segments, see Note 17 of Notes to Consolidated Financial Statements.

        The Company's net external sales from continuing operations by operating segment were as follows:

                                      Fiscal                Fiscal              Fiscal
                                       2002                  2001                2000
                                ----------------     -----------------   ------------------
Continuing operations:
   Rendering .................  $177,234    67.6%    $181,315    74.6%    $171,966    75.0%
   Restaurant Services .......    85,002    32.4       61,649    25.4       57,307    25.0
                                --------   -----     --------   ------    --------   ------
           Total .............  $262,236   100.0%    $242,964   100.0%    $229,273   100.0%
                                ========   ======    ========   ======    ========   ======

        On May 13, 2002, the Company consummated a comprehensive recapitalization plan designed to provide the Company with sufficient financing to implement its business plan and improve its debt and capital structure. The principal components of the recapitalization consisted of:

  The issuance to the Company’s lenders of (a) 46,705,086 shares of common stock, such that the lenders collectively own 75% of the Company’s issued and outstanding common stock; and (b) 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share; in exchange for the cancellation of an aggregate of approximately $64.6 million of indebtedness owed by the Company, comprised of (i) $55.4 million principal amount of loans under the Company’s previous credit agreement, (ii) $5.3 million of accrued and unpaid interest and commitment fees owing under the Company’s previous credit agreement, and (iii) the $3.9 million forbearance fee the Company owed to the lenders under the forbearance agreement then existing;
  A new amended and restated credit agreement with the lenders that provides for a $61.0 million term loan and a revolving credit facility of $17.3 million for working capital loans and letters of credit. The term loan and the revolving credit facility mature on May 10, 2007;
  The reduction of the Company’s indebtedness to the lenders from approximately $126.9 million to $61.0 million principal, as of the date of the recapitalization;
  The reduction in the size of the Company’s Board of Directors from six to five members (which has subsequently been restored to six members) and the nomination for election of the three designees of the lenders and two existing directors to the Company’s Board of Directors until the Company’s 2003 annual meeting of stockholders;
  The Company granting certain preemptive rights to the lenders; and
  The filing by the Company of a registration statement with the SEC and granting the lenders certain other registration rights relating to the shares of common stock and preferred stock issued to them.

PROCESSING OPERATIONS

        The Company creates finished products primarily through the drying, grinding, separating and blending of its various raw materials. The process starts with the collection of animal processing by-products (fat, bones, feathers, and offal) from meat packers, grocery stores, butcher shops, meat markets, poultry processors, and food service establishments, as well as used cooking oil from food service establishments and grocery stores.

        The animal processing by-products are ground and heated to extract water and separate oils from animal tissue as well as to make the material suitable as an ingredient for animal feed. Protein is separated from the cooked material by pressing the material, then grinding and sifting it through screens. The separated tallow is centrifuged and/or refined for purity. The primary finished products derived from the processing of animal by-products are tallow and protein. Other by-products include poultry meal, feather meal, and blood meal. Used cooking oil from food service establishments is processed under a separate procedure that involves heat processing and settling, as well as refining, resulting in derived yellow grease, feed-grade animal fat, or oleo-chemical feedstocks.

PURCHASE AND COLLECTION OF RAW MATERIALS

        The Company operates a fleet of approximately 700 trucks and tractor-trailers to collect raw materials from more than 80,000 food service establishments, butcher shops, grocery stores, and independent meat and poultry processors. The raw materials collected are manufactured into the finished products sold by the Company. The Company replaces or upgrades its vehicle fleet to maintain efficient operations.

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

        Used cooking oil from food service establishments is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also sells or leases a container for raw material collection to food service establishments called CleanStar(R), which is a self-contained collection system that is housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. Approximately 10% of the Company's restaurant suppliers utilize the CleanStar(R) system. The frequency of all forms of raw material collection is determined by the volume of oil generated by the food service establishment.

        The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station, where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing. The Company charges a collection fee to offset a portion of the expense incurred in collecting raw material.

        During the past year, the Company's largest single supplier accounted for approximately 8.2% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 32.2% of the total raw material processed by the Company. For a discussion of the Company's competition for raw materials, see "Competition."

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

         Formula prices are generally adjusted on a weekly, monthly or quarterly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices.

FINISHED PRODUCTS

        The finished products that result from the processing of animal by-products are oils (primarily tallow and yellow grease) and meat and bone meal (protein). Oils are used as ingredients in the production of pet food, animal feed and soaps. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Meals are used primarily as high protein additives in pet food and animal feed.

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

         The Company sells to numerous foreign markets, including Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $134.5 million and $138.1 million for the years ended December 28, 2002 and December 29, 2001, respectively. The level of export sales may vary from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.

        The Company has not experienced any material restrictions on the export of its products, although certain countries, including India and certain Middle East countries restrict the import of proteins and fats and oils made from porcine and bovine material, and the European Community has restrictions on proteins and fats and oils made from specified bovine materials. The Bovine Spongiform Encephalopathy ("BSE") or "mad cow disease" situation in Europe and new F.D.A. restrictions, coupled with much lower prices for competing commodities, caused lower prices for some of the Company's key products. See Note 17 of Notes to Consolidated Financial Statements for information regarding the Company's export sales.

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

COMPETITION

        Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" processors (rendering operations integrated with the meat or poultry packing operation). Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. Major competitors for the collection of raw material include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Service segments.

        In marketing its finished products, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while protein is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and protein correlate with these substitute commodities. The markets for finished products are impacted mainly by the worldwide supply of fats, oils, proteins and grains. Other factors that influence the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company's finished products.

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

EMPLOYEES AND LABOR RELATIONS

        As of December 28, 2002, the Company employed approximately 1,200 persons full-time. Approximately 45.9% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company's relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

         The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are:

  the Food and Drug Administration (FDA), which regulates food and feed safety;
  the United States Department of Agriculture (USDA), which regulates collection and production methods;
  the Environmental Protection Agency (EPA), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge;
  State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality; and
  the United States Department of Transportation (USDOT), as well as local and state agencies, which regulate the operation of the Company’s commercial vehicles.

         Such rules and regulations may influence the Company's operating results at one or more facilities.

         Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease," should the disease ever occur in the United States. Our management believes the Company is in compliance with the provisions of the rule.

RISK FACTORS

        Any investment in the Company will be subject to risks inherent to the Company’s business. Before making an investment decision in the Company, you should carefully consider the risks described below together with all of the other information included in or incorporated by reference into this report. If any of the events described in the following risk factors actually occurs, the Company’s business, financial condition or results of operations could be harmed. If any of these events occurs, the trading price of the Company’s securities could decline and you may lose all or part of your investment.

Fluctuations in market prices of finished products—the Company’s profitability and cash flow may be reduced by decreases in the market price of its products.

        The Company's finished products are commodities, the prices of which are quoted on established commodity markets. Accordingly, the Company's profitability will be affected by fluctuations in the prevailing market prices of such finished products. A significant decrease in the market price of the Company's products would have a material adverse effect on the Company's profitability and cash flow.

Substantial leverage and debt service—the Company has substantial debt and has significant interest payment requirements which could adversely affect its ability to operate its business.

        The Company has a significant amount of indebtedness. This substantial indebtedness could have important consequences to the holders of the Company's securities including the risks that:

  the Company will be required to use a substantial portion of its cash flow from operations to pay its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of the Company’s business strategy, working capital, capital expenditures, product development efforts and other general corporate purposes;
  the Company’s interest expense could increase if interest rates in general increase because all of the Company’s debt will bear interest based on market rates;
  the Company's level of indebtedness will increase its vulnerability to general adverse economic and industry conditions;
  the Company's debt service obligations could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business;
  the Company's level of indebtedness may place it at a competitive disadvantage compared to its competitors that have less debt; and
  a failure by the Company to comply with the financial and other restrictive covenants in the agreements governing the Company’s indebtedness, which, among other things, may limit the Company’s ability to borrow additional funds and could result in an event of default, could have a material adverse effect on the Company.

        As of March 25, 2003, the Company owed a contractual amount of $56.4 million in senior secured term loans with a carrying amount of $67.7 million and had no senior secured revolving loans under the Company’s credit agreement. As of such date, three letters of credit in the face amounts of $0.8 million, $3.7 million and $4.5 million, respectively were issued and outstanding under the senior credit facility. The Company will be able to incur additional indebtedness in the future, including $8.4 million of additional debt available under the Company’s revolving credit facility. Additional indebtedness will increase the risks described above. All borrowings under the Company’s credit agreement, are secured and senior to the Company’s securities. For risks associated with the restrictive covenants in the Company’s debt instruments, see “—Restrictive covenants in the Company’s debt instruments.”

History of net losses—the Company has a history of net losses and the Company may incur net losses in the future which could adversely affect the Company’s ability to service its indebtedness.

        The Company has a history of net losses and has not been profitable in recent years and may not be profitable in the future. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company's net losses were approximately $11.8 millions, $19.2 million and $16.0 million, respectively. However, following the recapitalization of the Company completed in May 2002, as described below under "Darling International Inc.," the Company reported a net profit of $9.0 million for the year ended December 28, 2002. If, however, the Company incurs net losses in the future, its ability to pay principal and interest on its indebtedness could be adversely affected.

        In order to establish consistent profitability, the Company must continue to do one or more of the following:

  maintain its collection fees at levels sufficient to recover an adequate portion of collection costs;
  increase gross margins to the extent of inflation;
  maintain its distribution capability;
  maintain competitiveness in pricing;
  continue to manage its operating expenses; and
  limit any increases in its indebtedness.

        There can be no assurance that the Company will achieve these objectives or attain consistent profitability.

Limitation on net operating loss carryforwards—as a result of the recapitalization, the Company’s ability to apply federal income tax net operating loss carryforwards will be limited.

        As a result of the recapitalization of the Company in May 2002, the Company's ability to use federal income tax net operating loss carryforwards to offset future taxable income that may be generated will be limited. In particular, the Company has undergone a change in ownership under Section 382 of the Code as a result of the recapitalization. By virtue of such a change in ownership, an annual limitation (generally equal to the pre-change value of the Company's stock multiplied by the adjusted federal tax-exempt rate, which is set monthly by the IRS based on prevailing interest rates and equal to 5.01% for May 2002) will be applied to the use of those net operating loss carryforwards against future taxable income.

Restrictive covenants in the Company’s debt instruments—restrictions imposed by the Company’s credit agreement, and future debt agreements may, limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

        The Company's credit agreement will, and future debt agreements may, restrict its ability to:

  incur additional indebtedness;
  issue additional capital stock or preferred stock;
  pay dividends and make other distributions;
  prepay subordinated debt;
  make restricted payments;
  create liens;
  merge, consolidate or acquire other businesses;
  sell and otherwise dispose of assets; and
  enter into transactions with affiliates.

        These terms may impose restrictions on the Company's ability to finance future operations, implement its business strategy, fund its capital needs or engage in other business activities that may be in its interest. In addition, the Company's credit agreement will, and future indebtedness may, require the Company to maintain compliance with specified financial ratios. Although the Company is currently in compliance with the financial ratios and does not plan on engaging in transactions that may cause the Company to not be in compliance with the ratios, its ability to comply with these ratios may be affected by events beyond its control, including the risks described in the other risk factors.

        A breach of any of these restrictive covenants or the Company's inability to comply with the required financial ratios could result in a default under the credit agreement. In the event of a default under the credit agreement, the lenders under the credit agreement may elect to:

  declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable; or
  require the Company to apply all of its available cash to repay these borrowings.

        The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing, including under the revolving credit facility.

        If the Company is unable to repay these borrowings when due, the lenders under the credit agreement also will have the right to proceed against the collateral, which consists of substantially all of the Company's assets. If the indebtedness under the credit agreement were to be accelerated, the Company's assets may be insufficient to repay this indebtedness in full under those circumstances. Any future credit agreement or other agreement relating to the Company's indebtedness to which the Company may become a party may include the covenants described above and other restrictive covenants.

Ranking of the Company’s common stock—upon any distribution to the Company’s creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Company or the Company’s property, the holders of the Company’s debt will be entitled to be paid in cash before any payment may be made with respect to the Company’s common stock.

         The Company's obligations with respect to its Series A Preferred Stock are subordinate and junior in right of payment to all its present and future indebtedness, including indebtedness under the Company's credit agreement, but will rank senior to the Company's common stock. In the event of the Company's bankruptcy, liquidation or reorganization, the Company's assets will be available to pay obligations on the Series A Preferred Stock and then the common stock only after all holders of the Company's indebtedness and all its other creditors have been paid. As a result, in the event of the Company's liquidation or bankruptcy it is likely that there will be no assets available for distribution to the Company's equity holders and thus no value to the Company's equity.

Dividends--the Company's ability to pay any dividends on its common stock may be limited.

        The Company has not declared or paid cash dividends on its common stock since January 3, 1989. The payment of any dividends by the Company on its common stock in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the Company's general financial condition, the general financial condition of the Company's subsidiaries and general business conditions.

        The Company's ability to pay any cash or noncash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreement. The terms of the Company's credit agreement prohibit the Company from paying any cash dividends on the Company's common stock so long as any indebtedness or commitments remain outstanding under the Company's credit agreement. Moreover, under Delaware law, the Company is permitted to pay cash or accumulated dividends on the Company's capital stock, including the Company's common stock, only out of surplus, or if there is no surplus, out of the Company's net profits for the fiscal year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. In order to pay dividends, the Company must have surplus or net profits equal to the full amount of the dividends at the time such dividend is declared. In determining the Company's ability to pay dividends, Delaware law permits the Company's Board of Directors to revalue the Company's assets and liabilities from time to time to their fair market values in order to establish the amount of surplus. The Company cannot predict what the value of the Company's assets or the amount of the Company's liabilities will be in the future and, accordingly, the Company cannot assure the holders of the Company's common stock that the Company will be able to pay dividends on the Company's common stock.

Additional Issuance of Shares—the Company may issue additional common stock or preferred stock, which could dilute your interests.

        The Company's certificate of incorporation, as amended does not limit the issuance of additional common stock or additional series of preferred stock ranking junior to the Company's Series A Preferred Stock. As of March 25, 2003 the Company has available for issuance 37,718,552 authorized but unissued shares of common stock and 900,000 authorized but unissued shares of preferred stock that may be issued in additional series.

Volatility of Share Price--the market price of the Company's common stock could be volatile.

        The market price of the Company's common stock has been subject to volatility and, in the future, the market price of the Company's common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company's control. These factors include, among other things, actual or anticipated variations in the Company's operating results, earnings releases by the Company, changes in financial estimates by securities analysts, sales of substantial amounts of the Company's common stock, market conditions in the industry and the general state of the securities markets, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

Key Personnel--the Company's success is dependent on the Company's key personnel.

        The Company's success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and prospects. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain such personnel could materially adversely affect the Company's business and results of operations.

Competition--the most competitive aspect of the Company's business is the procurement of raw materials.

        The Company's management believes that the most competitive aspect of the Company's business is the procurement of raw materials rather than the sale of finished products. During the last ten plus years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" processors. Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, such as the Company, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. Major competitors include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses compete in both the Rendering and Restaurant Service segments. A significant decrease in raw materials available could materially and adversely affect the Company's business and results of operations.

        The rendering and restaurant services industry is highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. The Company charges a collection fee to offset a portion of the cost incurred in collecting raw material. In recent years the Company has become highly dependent upon these collection fees. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company's collection fees being deemed too expensive or otherwise, the Company's raw material supply will decrease and the Company's collection fee revenues will decrease, which could materially and adversely affect the Company's business and results of operations.

Government regulations and approvals—the Company may incur material costs and liabilities in complying with government regulations.

        The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are:

  the Food and Drug Administration (FDA), which regulates food and feed safety;
  the United States Department of Agriculture (USDA), which regulates collection and production methods;
  the Environmental Protection Agency (EPA), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge;
  state Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality; and
  the United States Department of Transportation (USDOT), as well as local and state agencies, which regulate the operation of the Company’s commercial vehicles.

        Such rules and regulations may influence the Company's operating results at one or more facilities. There can be no assurance that the Company will not incur material costs and liabilities in connection with such regulations.

Ownership of the Company—the Company’s lenders have the ability to exercise significant control over all major corporate transactions and may have interests that conflict with the interests of the other holders of the Company’s common stock.

        The Company's lenders, through their beneficial ownership of the Company's common stock, in the aggregate own 75% of the Company's voting equity. If they act in concert, the lenders have effective control of the Company by virtue of their ability to elect the majority of the Company's directors, to approve any action requiring the approval of the Company's stockholders, including amendments to the Company's charter documents, and to effect fundamental corporate transactions such as mergers and asset sales. The interests of the lenders as stockholders may differ from the interests of the other holders of the Company's common stock, thus the lenders may take actions that may disadvantage the Company's other stockholders. However, the Company was advised at the time of the recapitalization of the Company in May 2002, that the lenders do not have and do not expect to have any contracts, arrangements or understandings to vote as a group for the election of directors or on any other issue or to hold or dispose of their common stock or Series A Preferred Stock.

The Company is highly dependent on natural gas.

        The Company's operations are highly dependent on the use of natural gas. A material increase in natural gas prices over a sustained period of time could materially adversely affect the Company's business, financial condition and results of operations.

Certain of the Company's 24 operating facilities are highly dependent upon a few suppliers.

        Certain of the Company's 24 operating facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company's collection services, such operating facilities would be materially and adversely affected.

In certain markets the Company is highly dependent upon the continued and uninterrupted operation of a single operating facility.

        In the majority of the Company's markets, in the event of a casualty or condemnation involving a facility located in such market, the Company would utilize a nearby operating facility to continue to serve its customers in such market. In certain markets, however, the Company does not have alternate operating facilities. In the event of a casualty or condemnation, the Company would experience an interruption in its ability to service its customers and to procure raw materials. This would materially and adversely affect the Company's business and results of operations in such markets. In addition, after an operating facility affected by a casualty or condemnation is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company's services.

Bovine spongiform encephalopathy (BSE) or "mad cow disease."

         Effective August, 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease," should the disease ever occur in the United States. The Company's management believes that the Company is in compliance with the provisions of the rule. The European fear of "mad cow disease" could adversely impact acceptance of the Company's finished products in Europe. To date, the "mad cow disease" situation in Europe and new FDA restrictions, coupled with much lower prices for competing commodities, has caused lower prices for some of the Company's key products. If "mad cow disease" were to spread to the United States, this could have a material adverse affect on the Company's business and results of operations.

Events such as those of September 11, 2001 and the war with Iraq may adversely affect the U.S. and international economies, the markets for the Company’s securities and the Company’s operations.

        Following the September 11, 2001 terrorist attacks, there has been substantial volatility in the U.S., Canadian and international financial markets. Continued military or other response by the United States or its allies, future terrorist attacks or the anticipation of any such actions or events, as well as the war with Iraq, may have adverse impacts on the U.S. and world economies and may disrupt financial markets (including payment systems and clearinghouses) for extended periods of time. These armed conflicts or attacks may also directly impact the Company's physical facilities or those of its suppliers or customers and could have an impact on the Company's domestic and international sales, supply chain, production capability and ability to deliver the Company's products to its customers.

        Political and economic instability in some regions of the world may also result and could negatively impact the Company's business and financial condition and its expectations as described in forward-looking statements. The foregoing events may adversely affect the financial condition of the Company and the trading price of the Company's securities.

AVAILABLE INFORMATION

        Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

        The Company makes available, free of charge, through its investor relations web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for the Company's investor relations web site is http://www.darlingii.com/investor.htm.

ITEM 2.	PROPERTIES

        The Company's corporate headquarters are located at 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas in an office facility, where the Company leases approximately 20,000 square feet.

        The Company's 24 operating facilities consist of 18 full service rendering plants, 4 yellow grease/trap grease plants, 1 blending plant, 1 edible plant. Except for 4 leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 22 transfer stations in the United States and 1 transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company's operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
St. Louis, MO	Rendering/Yellow Grease/Trap
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Rendering Business Segments
Coldwater, MI	Rendering
Omaha, NE	Rendering
Omaha, NE *	Blending
Omaha, NE	Edible Oils
Wahoo, NE	Rendering
Restaurant Services Business Segments
Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL *	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
Tampa, FL	Yellow Grease/Trap

*     Property is leased. Annual rent expense for these leased properties in the aggregate was $0.5 million in Fiscal 2002.

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated (“Melvindale I”). The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability, if any, from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I, filed a suit (“Melvindale II”). Plaintiffs in Melvindale II rely on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. However, the Melvindale II Plaintiffs purportedly seek only damages in an amount of more than $25,000 and less than $75,000 per member of the putative class and do not seek injunctive relief. The Company removed Melvindale II, which was originally filed in the Circuit Court of Wayne County, Michigan to the United States District Court, Eastern District of Michigan where the Melvindale I and the City of Melvindale lawsuits are pending. On October 21, 2002, the Melvindale II lawsuit was remanded to Wayne County Circuit Court. No action has been taken by the court with respect to class certification. The Company is unable to estimate its potential liability, if any, from this lawsuit. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuits vigorously.

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

Sauget, Illinois

The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. As potentially responsible parties themselves, Pharmacia and Solutia are seeking to recover unspecified proportionate shares from each of the other parties, in addition to the Company, of an as yet undetermined total cleanup cost. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company has concluded a settlement agreement with Solutia and Pharmacia to satisfy claims for remediation costs in the pending lawsuit, and in return has received an indemnity and hold harmless agreement from Solutia and Pharmacia for any claims from others for costs related to the same remediation effort. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves and accruals for insurance, environmental and litigation matters. At December 28, 2002, and December 29, 2001, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $14.0 million and $10.6 million, respectively. The increase in these reserves is primarily due to letters of credit issued in exchange for reduction of cash deposits held by the third party insurance administrator. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 28, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "DAR". The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the common stock as reported on the American Stock Exchange.

                                                                  Market Price
                                                      ----------------------------------
                      Fiscal Quarter                          High            Low
                  ------------------------            ----------------- ----------------
                      2002:
                      First Quarter                         $1.30             $0.30
                      Second Quarter                        $0.90             $0.55
                      Third Quarter                         $1.50             $0.67
                      Fourth Quarter                        $1.90             $0.85

                      2001:
                      First Quarter                         $1.25             $0.44
                      Second Quarter                        $0.84             $0.50
                      Third Quarter                         $1.00             $0.50
                      Fourth Quarter                        $0.91             $0.50

        On March 25, 2003, the closing sales price of our common stock on the American Stock Exchange was $1.97. The Company has been notified by its stock transfer agent that as of March 12, 2003, there were 101 holders of record of the common stock.

         The Company has not paid any dividends on its common stock since January 3, 1989. The Company's current financing arrangements prohibit it from paying cash dividends on its common stock in the foreseeable future. The Company presently intends to retain future earnings, if any, for use in the operation of its business, to reduce its indebtedness, and to fund future growth. Any future determination to pay cash dividends on the Company's common stock will be at the discretion of the Company's Board of Directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the Board of Directors feels are relevant.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

PART II (continued)

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company for the three years ended December 28, 2002, December 29, 2001, and December 30, 2000, and the related notes thereto.

                                               Fiscal 2002    Fiscal 2001    Fiscal 2000    Fiscal 1999    Fiscal 1998
                                               -----------    -----------    -----------    -----------    -----------
                                                Fifty-two      Fifty-two      Fifty-two      Fifty-two     Fifty-three
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                              December 28,   December 29,   December 30,    January 1,     January 2,
                                                  2002 (a)       2001 (a)      2000 (a)       2000 (a)       1999 (a)
--------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Data:
   Net sales                                    $262,236       $242,964       $229,273       $244,036       $318,706
                                                 -------        -------        -------        -------        -------
   Cost of sales and operating expenses          194,559        185,019        177,638        198,646        267,190
   Selling, general and administrative            30,294         28,334         26,479         26,451         32,347
     expenses
   Depreciation and amortization                  16,426         24,898         26,859         30,734         30,284
                                                 -------        -------        -------        -------        -------

   Operating income (loss)                        20,957          4,713         (1,703)       (11,795)       (11,115)
   Interest expense                                6,409         14,162         13,971         15,533         12,747
   Other (income) expense, net                    (2,001)         1,656            187         (1,805)         1,073
                                                 -------        -------        -------        -------        -------

   Income (loss) from continuing operations
      before income taxes                         16,549        (11,105)       (15,861)       (25,523)       (24,935)
   Income tax expense (benefit)                    7,183              -              -         (9,942)        (8,887)
                                                 -------        -------        -------        -------        -------
   Income (loss) from continuing operations        9,366        (11,105)       (15,861)       (15,581)       (16,048)
   Loss from discontinued operations,
      net of tax                                    (403)          (740)        (3,328)          (452)       (16,045)
                                                 -------        -------        -------        -------        -------
   Net Income (loss)                            $  8,963       $(11,845)     $ (19,189)      $(16,033)      $(32,093)
                                                 =======        =======        =======        =======        =======

   Basic earnings (loss) per common share       $   0.18       $  (0.76)     $   (1.23)      $  (1.03)      $  (2.06)
   Diluted earnings (loss) per common share     $   0.18       $  (0.76)     $   (1.23)      $  (1.03)      $  (2.06)
   Weighted average shares outstanding            45,003         15,568         15,568         15,560         15,581
   Diluted weighted average shares                45,577         15,568         15,568         15,560         15,581
      outstanding

Other Data:
   EBITDA  (b)                                  $ 37,383       $ 29,611      $  25,156       $ 18,939       $ 19,169
   Depreciation                                   12,146         19,642         21,219         24,820         24,298
   Amortization                                    4,280          5,256          5,640          5,914          5,986
   Capital expenditures                         $ 13,433       $  8,847      $   7,287       $  9,446       $ 14,345

Ratio of Earnings to Fixed Charges (c)              2.55           0.29              -              -              -

Balance Sheet Data:
   Working capital (deficiency)                 $  9,152      $(116,718)     $(106,809)      $ (5,223)      $  3,070
   Total assets                                  162,912        159,079        174,505        197,804        263,166
   Current portion of long-term debt               8,372        120,053        109,528          7,810          7,717
   Total long-term debt less current portion      60,055              -              -        110,209        140,613
   Stockholders' equity (deficit)               $ 35,914      $  (9,654)     $   2,724       $ 21,913       $ 37,946

  As disclosed in Note 1(b)(13) and Note 15 to the consolidated financial statements included elsewhere herein, the Company adopted SFAS 144 in Fiscal 2002. SFAS 144 requires the classification of prior year operating results of discontinued operations to be consistent with the current year presentation. Accordingly, prior years' financial statements reflect reclassification of the Linkwood, MD results as discontinued operations.
  "EBITDA" represents, for any relevant period, operating income (loss) plus depreciation and amortization and impairment of long-lived assets. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's debt service ability and is not intended to be a presentation in accordance with generally accepted accounting principles.
  For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense, and one-third of rental expense deemed to be the equivalent of interest. For the years ended December 29, 2001, December 30, 2000, January 1, 2000 and January 2, 1999, earnings were insufficient to cover fixed charges of $11.1 million, $15.9 million, $25.5 million, and $24.9 million, respectively.

 Ratio of Earnings to Fixed Charges             December 28,   December 29,   December 30,    January 1,     January 2,
      (in thousands)                              2002           2001           2000           2000           1999
--------------------------------------------- -------------- -------------- -------------- -------------- --------------

     Income (loss) from continuing
       operations before income taxes            $16,549       $(11,105)      $(15,861)      $(25,523)      $(24,935)

       Fixed charges:
           Interest expense                        6,409         14,162         13,971         15,533         12,747
           Estimated interest within rental
             expense                               1,409          1,382          1,069            851            543
           Preference security dividend
              requirements                         1,756              -              -              -              -
                                                 -------        -------        -------        -------        -------
       Total fixed charges                         9,574         15,544         15,040         16,384         13,290
                                                 -------        -------        -------        -------        -------

       Earnings (loss) before preference
         security dividend                        26,123          4,439           (821)        (9,139)       (11,645)
       Less preference security dividend
         requirements                             (1,756)             -              -              -              -
                                                  ------        -------        -------        -------        -------
       Earnings (loss)                           $24,367       $  4,439       $   (821)      $ (9,139)      $(11,645)
                                                  ======        =======        =======        =======        =======

       Ratio of earnings to fixed charges           2.55           0.29              -              -              -
       Deficiency in income to cover fixed
         charges                                 $     -       $(11,105)      $(15,861)      $(25,523)      $(24,935)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1 of this report under the heading "Risk Factors" and elsewhere in this report.

        The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8. Beginning in 1998, the Company was organized along operating business segments. See Note 17 of Notes to Consolidated Financial Statements.

Results of Operations

Fifty-two Week Fiscal Year Ended December 28, 2002 ("Fiscal 2002") Compared to Fifty-two Week Fiscal Year Ended December 29, 2001 ("Fiscal 2001")

General

        The Company reported a sales increase of $19.2 million (7.9%) for Fiscal 2002 and operating income of $21.0 million compared to operating income of $4.7 million in Fiscal 2001, an improvement of $16.3 million. Principal factors affecting these comparative results, which are discussed further in the following section, were 1) higher finished goods prices; 2) higher collection fees which improved recovery of collection expenses; 3) lower depreciation expense; and 4) lower energy expense; partially offset by 5) higher raw material prices. The Company reported income from continuing operations of $9.4 million for Fiscal 2002 compared to a loss from continuing operations of $11.1 million for Fiscal 2001, an improvement of $20.5 million.

Net Sales

        The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute less than 10.0% of total sales.

        During Fiscal 2002, net sales increased by $19.2 million (7.9%) to $262.2 million as compared to $243.0 million during Fiscal 2001. The increase in net sales was primarily due to the following: 1) favorable finished goods prices resulted in a $15.7 million increase (the Company's average yellow grease prices increased 15.4%, average tallow prices increased 13.3%, and average protein prices decreased 0.2%); 2) improved recovery of collection expenses, $5.6 million; and 3) improved yields on production increased $0.9 million; partially offset by 4) raw material inage decrease, $1.6 million; 5) hide sales decrease, $1.3 million; and 6) other net decreases, $0.1 million.

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

        During Fiscal 2002, cost of sales and operating expenses increased $9.6 million (5.2%) to $194.6 million as compared to $185.0 million during Fiscal 2001. The increase in cost of sales and operating expenses was primarily due to the following: 1) higher raw material prices, $8.0 million; 2) higher payroll and related benefits, $5.1 million; 3) higher insurance expense, $1.4 million; 4) higher contract hauling expense, $1.0 million; 5) higher cost on sales of equipment, $0.6 million; and 6) other net increases of $0.2 million; partially offset by 7) lower energy expense of $6.3 million ; and 8) lower inage of $0.4 million.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $30.3 million during Fiscal 2002, a $2.0 million increase (7.1%) from $28.3 million during Fiscal 2001, primarily due to the following: 1) higher payroll and related benefit expense of $0.9 million, which included $1.0 million in charges for compensation to be paid to the Company's former Chief Executive Officer over a two-year period due to the change in control of the Company; 2) higher legal and audit expense of $0.3 million; 3) higher insurance expense of $0.2 million; 4) higher marketing, advertising and product development expense of $0.2 million; and 5) other net increases of $0.4 million.

Depreciation and Amortization

        Depreciation and amortization charges decreased $8.5 million (34.1%), to $16.4 million during Fiscal 2002 as compared to $24.9 million during Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002. Included in Fiscal 2001, depreciation and amortization expense is an impairment charge of $0.8 million.

Interest Expense

        Interest expense was $6.4 million during Fiscal 2002, compared to $14.2 million during Fiscal 2001, a decrease of $7.8 million (54.9%), primarily due to changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 2 to the consolidated financial statements elsewhere herein), which reduced interest expense on bank debt by approximately $7.2 million; reduced interest expense resulting from forbearance fees of approximately $0.4 million; and other decreases of $0.2 million.

Other Income / Expense

        Other income was $2.0 million in Fiscal 2002, a $3.7 million increase from other expense of $1.7 million in Fiscal 2001. Included in other income in Fiscal 2002 is: a gain of $1.7 million resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company's Norfolk, NE facility; a gain on extinguishment of debt of $0.8 million, which resulted from retirement of debt with a carrying value of $4.5 million with a cash payment of $3.7 million due to SFAS 15 accounting; and other net expense of $0.5 million.. Included in net other expense in Fiscal 2001 was: a loss on the early retirement of a non-compete liability of $0.4 million; fair value adjustment on interest rate swap agreements of $1.4 million; and other net expense of $0.4 million; partially offset by gain related to the ineffective portion of natural gas hedge transactions of $0.5 million.

Income Taxes

        The Company recorded income tax expense of $7.2 million for Fiscal 2002. The Company also recorded tax benefits of $2.2 million from utilization of net operating loss carryforwards which arose prior to the Company's 1993 "Fresh Start Reporting" as direct increases to additional paid in capital rather than as an income tax benefit, in accordance with Statement of Position 90-7 (see Note 11 to the consolidated financial statements elsewhere herein).

        The Company did not record a tax benefit in 2001 because of the inability to carryback net operating losses and the uncertainty of future taxable income.

Discontinued Operations

         The Company recorded a loss from discontinued operations in Fiscal 2002 of $0.4 million, compared to a loss of $0.7 million in Fiscal 2001, an improvement of $0.3 million. The loss from discontinued operations both fiscal years relates to the Company's Linkwood, MD facility, which was sold October 18, 2002. Included in the loss incurred in Fiscal 2002, is an impairment charge of $0.4 million, recorded to reduce the carrying value of the Linkwood assets to fair value, based upon the cash consideration of $4.3 million received from the third party purchaser.

Capital Expenditures

         The Company made capital expenditures of $13.4 million during Fiscal 2002 as compared to $8.8 million in Fiscal 2001, an increase of $4.6 million (52.3%). The increase is primarily due to expansion of the Company's Sioux City plant location, completed during the third quarter of Fiscal 2002, which will process raw material inage from the Norfolk, NE plant which was destroyed by fire.

Fifty-two Week Fiscal Year Ended December 29, 2001 ("Fiscal 2001") Compared to Fifty-two Week Fiscal Year Ended December 30, 2000 ("Fiscal 2000")

General

        The Company reported a sales increase of $13.7 million (6.0%) for Fiscal 2001 and operating income of $4.7 million compared to a $1.7 million operating loss in Fiscal 2000, an improvement of $6.4 million. Principal factors affecting these comparative results, which are discussed further in the following section, were higher collection fees which improved recovery of collection expenses, favorable finished goods prices, and lower depreciation expense, partially offset by higher energy expense. The Company reported a loss from continuing operations of $11.1 million for Fiscal 2001 compared to a loss from continuing operations of $15.9 million for Fiscal 2000, a reduction of the operating loss of $4.8 million.

Net Sales

        During Fiscal 2001, net sales increased by $13.7 million (6.0%) to $243.0 million as compared to $229.3 million during Fiscal 2000. The increase in net sales was primarily due to the following: 1) improved recovery of collection expenses, $9.2 million; 2) favorable finished goods prices resulted in a $3.8 million increase (the Company's average yellow grease prices increased 6.7%, average tallow prices increased 10.4% , and average protein prices decreased 3.2%); 3) hide sales increased $2.0 million; 4) higher inage increased sales $1.9 million; 5) other net increases during Fiscal 2001 of $0.3 million; partially offset by 6) finished product purchased for resale decreased $3.1 million; and 7) lower yields decreased sales $0.4 million.

Cost of Sales and Operating Expenses

        During Fiscal 2001, cost of sales and operating expenses increased $7.4 million (4.2%) to $185.0 million as compared to $177.6 million during Fiscal 2000. The increase in cost of sales and operating expenses was primarily due to the following: 1) energy expense increased $5.7 million; 2) repairs expense increased $3.1 million; 3) leased vehicle expenses increased $1.0 million; 4) contract hauling expenses increased $0.6 million; 5) other net increased expenses during Fiscal 2001 of $0.1 million; partially offset by 6) finished product purchased for resale decreased $3.1 million.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $28.3 million during Fiscal 2001, a $1.8 million increase (6.8%) from $26.5 million during Fiscal 2000, primarily due to higher payroll expense.

Depreciation and Amortization

        Depreciation and amortization charges decreased $2.0 million (7.4%), to $24.9 million during Fiscal 2001 as compared to $26.9 million during Fiscal 2000. Included in Fiscal 2001 and Fiscal 2000 depreciation and amortization expense are impairment charges of $0.8 million and $1.9 million, respectively.

         The Fiscal 2001 impairment charge of $0.8 million pertains solely to assets held for sale in its Rendering business segment. The impairment charges were necessary to reduce the carrying value of these assets to management's estimate of their net realizable value in light of current economic conditions. Estimated net realizable values were based on information from business and real estate brokers, comparable sales, property tax valuations and internal discussions with Company employees who work in the geographic areas and were familiar with the specific assets. A summary of the impairment charge follows (in millions):

             Land                                     $0.1
             Leaseholds and buildings                  0.1
             Equipment and furniture                   0.6
                                                       ---
                  Total impairment                    $0.8
                                                       ===

        The Fiscal 2000 impairment charge of $1.9 million consists of: 1) $0.1 million and $0.4 million related to Restaurant Services business segment equipment and allocable goodwill, respectively; and 2) $1.4 million related to its Rendering business segment. The impairment charges of the assets were made to reduce the carrying value to estimated fair value, based on the discounted future cash flows of the assets, or from management's estimate of their net realizable value based on information from a business broker. A summary of the impairment charge follows (in millions):

                                                         Restaurant
                                           Rendering      Services       Total
                                         --------------------------------------
             Leaseholds and buildings         $0.3          $  -         $0.3
             Equipment and furniture           1.1           0.1          1.2
             Goodwill                            -           0.4          0.4
                                               ---           ---          ---
                  Total impairment            $1.4          $0.5         $1.9
                                               ===           ===          ===

Interest Expense

        Interest expense was $14.2 million during Fiscal 2001, compared to $14.0 million during Fiscal 2000, an increase of $0.2 million (1.4%). The effects of amortization of loan forbearance fees included in interest expense of $2.1 million and higher debt levels during Fiscal 2001 were partially offset by declining interest rates on the Company's floating rate debt.

Other Income/Expense

        Other income/expense in Fiscal 2001 was net other expense of $1.7 million, compared to net other expense of $0.2 million in Fiscal 2000, an increase in expense of $1.5 million. Included in other expense in Fiscal 2001 were fair value adjustments on interest rate swap agreements of $1.4 million and loss on the early retirement of a non-compete agreement of $0.4 million, partially offset by gain related to the ineffective portion of natural gas hedge transactions of $0.5 million. Included in other expense in Fiscal 2001 were bank service charges and closed plant expenses, partially offset by gains on the sale of fixed assets.

Income Taxes

        The Company did not record a tax benefit in 2001 because of the inability to carryback net operating losses and the uncertainty of future taxable income.

Discontinued Operations

        The Company recorded a loss from discontinued operations in Fiscal 2001, of $0.7 million, compared to a loss of $3.3 million in Fiscal 2000, an improvement of $2.6 million. The losses from discontinued operations in both Fiscal 2001 and Fiscal 2000 relate to the Company's Linkwood, MD facility, which was sold October 18, 2002; the loss in Fiscal 2000 includes the Company's Bakery By-Products Recycling business segment, which was sold in 1999. Included in the loss incurred in Fiscal 2000, is an impairment charge of $2.1 million, recorded to reduce the carrying value of the Linkwood assets to estimated fair value, based upon the estimated discounted cash flows of the Linkwood facility. Also included in the Fiscal 2000 loss is a net gain of $0.4 million recorded on the Bakery By-Products Recycling business segment as a result of adjustment of an indemnification liability in Fiscal 2000, upon termination of the indemnification period.

Capital Expenditures

        The Company made capital expenditures of $8.8 million during Fiscal 2001 as compared to $7.3 million in Fiscal 2000, an increase of $1.5 million (20.5%). Fiscal 2001 capital expenditures were principally for: operating equipment, $5.8 million; vehicles (primarily trucks or tractor-trailers), $1.6 million; office equipment, $1.2 million; and other capital expenditures, $0.5 million. The Company incurred $0.3 million of capital expenditures at the Company's Linkwood, MD plant, which has been accounted for as a discontinued operation.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        As described further under Item 1. Business, elsewhere herein, on May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's bank debt be recognized. As a result the carrying amount of the debt of $68.4 million exceeds its contractual amount of $56.7 million by $11.7 million at December 28, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.20% at December 28, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

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

        The Company's new Credit Agreement consists of the following elements at December 28, 2002 (in thousands):

                 Term loan:
                      Contractual amount               $  56,655
                      SFAS 15 effect                      11,750
                                                        --------
                      Carrying amount                  $  68,405
                                                        --------

                 Revolving credit facility:
                      Maximum availability             $  17,300
                      Borrowings outstanding                   -
                      Letters of credit issued            11,687
                                                        --------
                      Availability                     $   5,613
                                                        ========

        Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 28, 2002, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

        The classification of long-term debt in the accompanying December 28, 2002 consolidated balance sheet is based on the repayment terms of the debt issued under the new Credit Agreement pursuant to the recapitalization. At December 29, 2001, all indebtedness was classified as a current liability because the former credit agreement had a maturity date of June 30, 2001, and the Company was subject to a forbearance agreement. Under the terms of the new Credit Agreement, 25% of the excess cash flow (as defined by the new Credit Agreement) in Fiscal 2002 is due to the lenders in Fiscal 2003. Included in current maturities of long-term debt at December 28, 2002, is $4.2 million, due under this provision of the Credit Agreement.

        On December 28, 2002, the Company had working capital of $9.2 million and its working capital ratio was 1.19 to 1 compared to a working capital deficit of $116.7 million and a working capital ratio of 0.26 to 1 on December 29, 2001. At December 28, 2002, the Company had unrestricted cash of $15.4 million and funds available under the revolving credit facility of $5.6 million.

        Net cash provided by operating activities was $34.1 million, $5.6 million, and $16.2 million in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. Net cash provided by operating activities in Fiscal 2002 increased principally due to an increase in the Company's profitability resulting from higher finished goods prices, higher collection fees, and lower energy expense. Cash used by investing activities was $8.1 million during Fiscal 2002 compared to $9.3 million in Fiscal 2001; the $1.2 million decrease is primarily due to increased capital expenditures for machinery and equipment, net of proceeds from the sale of the Company's Linkwood, MD facility and insurance proceeds on the Norfolk, NE facility which was destroyed by fire in Fiscal 2001. Net cash used by financing activities was $14.2 million in Fiscal 2002 compared to cash provided of $3.8 million in Fiscal 2001, principally due to reductions of long-term debt in the Fiscal 2002 period compared to additions to indebtedness during Fiscal 2001.

        Based upon current actuarial estimates, the Company does not expect any payments will be necessary in order to meet minimum pension funding requirements during Fiscal 2003.

        The Company's management believes that cash flows from operating activities at the same level as Fiscal 2002, unrestricted cash, and funds available under the credit agreement should be sufficient to meet the Company's working capital needs and capital expenditures for at least the next 12 months.

        The current economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

        The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are favorable, a decline in these prices has the potential to adversely impact the Company's liquidity. In addition, international sales represent approximately 51.3% of the Company's net sales in Fiscal 2002. A disruption in international sales, a decline in commodities prices, or a rise in energy prices, resulting from the threat of military action or war with Iraq and the attendant political instability, has the potential to adversely impact the Company's liquidity. There can be no assurance, however, that a decline in commodities prices, or a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including the threat of military conflict in the Middle East and the macroeconomic effects of those events, will not cause the Company to fail to meet management's expectations, or otherwise result in liquidity concerns.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143); (SFAS 145 adopted early, insignificant effect); Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123 (SFAS 148).

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on December 29, 2002 (the first day of Fiscal 2003). The adoption of SFAS 143 is not expected to have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking" statements that involve risks and uncertainties. The words "believe," "anticipate," "expect," "estimate," "intend," and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

        In addition to those factors discussed under the heading "Risk Factors" in Item 1 of Part I of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, and the price of natural gas used in the Company's plants. Predominately all of the Company's finished products are commodities that are generally sold at prices prevailing at the time of sale. The Company has used interest rate and, through March 2001, natural gas swaps to manage these risks. Beginning in April 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. The Company operates in international markets. Political and economic instability in some regions of the world may result, and could negatively impact the Company's business and financial condition.

         The Company was party to two interest rate swap agreements at December 29, 2001. Under the terms of the swap agreements, the interest obligation on $45 million of Amended and Restated Credit Agreement floating-rate debt was exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matured June 27, 2002, bore interest at 6.5925% and the Company's receive rate was based on the three-month LIBOR. The second swap agreement for $20 million matured on June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank declined to exercise, bore interest at 9.17% and the Company's receive rate was based on the Base Rate.

        At December 28, 2002, the Company has forward purchase agreements obligating the Company to purchase approximately 449,800 mmbtu's of natural gas for the period January through March, 2003 at an average purchase price of $4.01/mmbtu.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:
II - Valuation and Qualifying Accounts Three years ended December 28, 200260	60

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001, and its method of accounting for and reporting of disposals of long-lived assets and discontinued operations in 2002.

KPMG LLP

Dallas, Texas
March 10, 2003

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 28, 2002 and December 29, 2001
(in thousands, except share and per share data)

                                                                        December 28,        December 29,
ASSETS (Notes 2 and 9)                                                        2002             2001
----------------------
                                                                         -------------    -------------
Current assets:
       Cash and cash equivalents                                          $  15,537         $  3,668
       Accounts receivable, less allowance for bad debts of $628
             at December 28, 2002 and $467 at December 29, 2001              24,099           23,719
       Inventories (Note 3)                                                   7,006            7,698
       Prepaid expenses                                                       4,975            4,394
       Deferred income taxes (Note 11)                                        3,659            2,203
       Assets held for sale (Note 5)                                            968                -
       Other (Note 1)                                                            63              209
                                                                            -------          -------
                      Total current assets                                   56,307           41,891

Property, plant and equipment, net (Note 4)                                  72,954           74,744
Collection routes and contracts, less accumulated amortization of
        $23,956 at Dec. 28, 2002 and $22,139 at Dec. 29, 2001                23,088           27,366
Goodwill, less accumulated amortization of $1,077 at
       December 28, 2002 and December 29, 2001                                4,429            4,429
Deferred loan costs                                                           3,822                -
Assets held for sale (Note 5)                                                     -            3,002
Other assets (Note 6)                                                         2,312            7,647
                                                                            -------          -------
                                                                           $162,912         $159,079
                                                                            =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
       Current portion of long-term debt (Note 9)                          $  8,372         $120,053
       Accounts payable, principally trade                                    9,902           11,104
       Accrued expenses (Note 7)                                             28,567           24,069
       Accrued interest                                                         314            3,383
                                                                            -------          -------
                      Total current liabilities                              47,155          158,609

Long-term debt, net (Note 9)                                                 60,055                -
Other noncurrent liabilities (Note 10)                                        7,530            8,134
Deferred income taxes (Note 11)                                               3,659            1,990
                                                                            -------          -------
                      Total liabilities                                     118,399          168,733
                                                                            -------          -------

Redeemable preferred stock, $0.01 par value; 1,000,000 shares
              authorized, 100,000 shares outstanding (Note 2)                 8,599                -

Stockholders' equity (deficit) (Note 2 and 12):
       Common stock, $.01 par value;  100,000,000 shares authorized,
         62,302,448 and 15,589,362 shares issued and outstanding
         at December 28, 2002 and December 29, 2001, respectively               623              156
       Additional paid-in capital                                            74,747           35,235
       Treasury stock, at cost; 21,000 shares at December 28, 2002
               and December 29, 2001                                           (172)            (172)
       Accumulated comprehensive loss (Note 13)                              (3,907)            (533)
       Accumulated deficit                                                  (35,377)         (44,340)
                                                                            -------          -------
                      Total stockholders' equity (deficit)                   35,914           (9,654)
                                                                            -------          -------
Commitments and contingencies (Notes 8 and 16)
                                                                           $162,912         $159,079
                                                                            =======          =======

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three years ended December 28, 2002
(in thousands, except per share data)

                                                                     December             December             December
                                                                     28, 2002             29, 2001             30, 2000
                                                                  ----------------     --------------      --------------

Net sales                                                            $262,236             $242,964             $229,273
                                                                      -------              -------              -------
Costs and expenses:
     Cost of sales and operating expenses                             194,559              185,019              177,638
     Selling, general and administrative expenses                      30,294               28,334               26,479
     Depreciation and amortization                                     16,426               24,898               26,859
                                                                      -------              -------              -------
         Total costs and expenses                                     241,279              238,251              230,976
                                                                      -------              -------              -------
         Operating income and (loss)                                   20,957                4,713               (1,703)
                                                                      -------              -------              -------
Other income/(expense):
     Interest expense                                                  (6,409)             (14,162)             (13,971)
     Other, net                                                         2,001               (1,656)                (187)
                                                                      -------              -------              -------
         Total other income (expense)                                  (4,408)             (15,818)             (14,158)
                                                                      -------              -------              -------

Income (loss) from continuing operations before income taxes           16,549              (11,105)             (15,861)
Income taxes (Note 11)                                                  7,183                    -                    -
                                                                      -------              -------              -------
     Income (loss) from continuing operations                           9,366              (11,105)             (15,861)

Loss from discontinued operations,  net of tax (Note 15)                 (403)                (740)              (3,328)
                                                                      -------              -------              -------

Net income (loss)                                                       8,963              (11,845)             (19,189)
    Preferred dividends and accretion                                    (994)                   -                    -
                                                                      -------              -------              -------
     Net income (loss) applicable to common shareholders             $  7,969             $(11,845)            $(19,189)
                                                                      =======              =======              =======

Basic and diluted earnings (loss) per share:
    Continuing operations                                            $   0.19             $  (0.71)            $  (1.02)
    Discontinued operations                                             (0.01)               (0.05)               (0.21)
                                                                      -------              -------              -------
                  Total                                              $   0.18             $  (0.76)            $  (1.23)
                                                                      =======              =======              =======

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Three years ended December 28, 2002
(In thousands, except share data)

                                         Common stock
                                   --------------------------
                                                                                                         Retained
                                                               Additional                Accumulated     earnings        Total
                                       Number     $.01 par       Paid-in    Treasury    comprehensive  (accumulated   stockholders'
                                     of shares     value        capital      stock         loss         deficit)    equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------

Balances at January 1, 2000            15,568,362    $  156      $  35,235     $  (172)    $      -      $ (13,306)     $  21,913

Net loss                                       -          -              -           -            -        (19,189)       (19,189)
                                       ----------     -----       --------      -------     -------       --------       --------

Balances at December 30, 2000          15,568,362    $  156       $ 35,235     $  (172)           -      $ (32,495)    $    2,724

Net loss                                        -         -              -           -            -        (11,845)       (11,845)

Minimum pension liability adjustment            -         -              -           -         (533)             -           (533)

Derivative transition adjustment
     (Note 1)                                   -         -              -           -        2,220              -          2,220

Net change arising from current
    period hedging transactions
    (Note 1)                                    -         -              -           -          376              -            376

Reclassifications of derivative
   hedging changes into earnings
    (Note 1)                                    -         -              -           -       (2,596)             -         (2,596)

Total comprehensive loss                        -         -              -           -            -              -        (12,378)
                                       ----------     -----       --------      -------     -------       --------       --------

Balances at December 29, 2001          15,568,362    $  156       $ 35,235     $  (172)    $   (533)     $ (44,340)    $   (9,654)

Net income                                      -         -              -           -            -          8,963          8,963

Minimum pension liability adjustment            -         -              -           -       (3,374)             -         (3,374)
                                                                                                                         --------
Total comprehensive income                      -         -              -           -            -              -          5,589

Tax benefits relating to January 1,
    1994 valuation allowance                    -         -          2,247           -            -              -          2,247

Issuance of common stock               46,713,086       467         38,259           -            -              -         38,726

Preferred stock - accretion                     -         -           (589)          -            -              -           (589)

Preferred stock -
   accumulative dividends                       -         -          (405)           -            -              -           (405)
                                       ----------     -----       --------      ------      -------       --------       --------

Balances at December 28, 2002          62,281,448    $  623       $ 74,747     $  (172)    $ (3,907)     $ (35,377)     $  35,914
                                       ==========     =====        =======      ======      =======       ========       ========

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three years ended December 28, 2002
(in thousands)

                                                                   December 28,         December 29,         December 30,
                                                                       2002                 2001                 2000
                                                                  ----------------     ----------------     -------------
Cash flows from operating activities:
     Income (loss) from continuing operations                          $ 9,366            $ (11,105)           $ (15,861)
     Adjustments to reconcile loss from continuing operations
       to net cash provided by continuing operating activities:
               Depreciation and amortization                            16,426               24,898               26,859
               Deferred income tax expense (benefit)                     2,187                    -                    -
               Loss (gain) on sale of assets                            (1,563)                 (80)                 144
               Changes in operating assets and liabilities:
                         Accounts receivable                              (380)              (1,882)              (4,850)
                         Inventories and prepaid expenses                  111                 (746)               2,246
                         Accounts payable and accrued expenses           4,050               (4,898)               3,070
                         Accrued interest                                2,262                  345                2,928
                         Other                                             806               (1,916)               1,084
                                                                       -------             --------             --------
    Net cash provided by continuing operating activities                33,265                4,616               15,620
    Net cash provided by discontinued operations                           867                  996                  623
                                                                       -------             --------             --------
               Net cash provided by operating activities                34,132                5,612               16,243
                                                                       -------             --------             --------
Cash flows from investing activities:
     Capital expenditures                                              (13,433)              (8,847)              (7,287)
     Gross proceeds from sale of property, plant and equipment,
          assets held for disposition and other assets                   6,011                  145                4,412
     Payments related to routes and other intangibles                        -                 (279)                (636)
     Net cash used in discontinued operations                             (654)                (295)                (397)
                                                                       -------             --------             --------
               Net cash used in investing activities                    (8,076)              (9,276)              (3,908)
                                                                       -------             --------             --------

Cash flows from financing activities:
     Proceeds from long-term debt                                      203,673              208,387              171,351
     Payments on long-term debt                                       (214,500)            (197,862)            (179,842)
     Contract payments                                                    (459)              (3,368)              (2,163)
     Recapitalization costs                                             (2,901)              (3,334)                   -
                                                                      --------             --------             --------
               Net cash provided by (used in) financing                (14,187)               3,823              (10,654)
                 activities                                           --------             --------             --------

Net increase (decrease) in cash and cash equivalents                    11,869                  159                1,681

Cash and  cash equivalents at beginning of year                          3,668                3,509                1,828
                                                                      --------             --------             --------
Cash and cash equivalents at end of year                             $  15,537            $   3,668            $   3,509
                                                                      ========             ========             ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest                                                   $   3,740            $  13,817            $   9,161
                                                                      ========             ========             ========
          Income taxes, net of refunds                               $   2,103            $    (141)           $  (1,777)
                                                                      ========             ========             ========

Noncash financing activity - Recapitalization transactions (Note 2):
     Debt reduction                                                  $ (39,986)                   -                   -
     Accrued interest reduction                                         (5,331)                   -                   -
     Forbearance fees reduction                                         (3,855)                   -                   -
     Preferred stock, net of discount                                    8,072                    -                   -
     Common stock issued                                                41,100                    -                   -

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001

(1)	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc. (the “Company”) is a recycler of food processing by-products in the United States, operating a fleet of vehicles, through which it collects animal by-products and used cooking oil from food service establishments, butcher shops, grocery stores, and independent meat and poultry processors nationwide. The Company processes raw materials through facilities located throughout the United States into finished products, such as tallow, protein, and yellow grease. The Company sells its finished products domestically and internationally to producers of soap, cosmetics, rubber, pet food and livestock feed for use as ingredients in such products.

On October 22, 1993, the Company entered into a settlement agreement approved by the U.S. District Court providing for a restructure of the Company’s debt and equity and resolution of a class action lawsuit (the “Settlement”). The terms of the settlement were tantamount to a prepackaged bankruptcy despite the settlement not occurring under Chapter 11 of the Bankruptcy Code. On December 29, 1993, the Settlement was consummated and became binding on all original noteholders. The Company has accounted for the Settlement using “Fresh Start Reporting” as of January 1, 1994, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the United States Bankruptcy Code” issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994, and the Company’s accumulated deficit was eliminated as of January 1, 1994.

In May, 2002 the Company completed a recapitalization. See Note 2 below.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 15, the operations of IPC and of the Linkwood, MD facility, as defined below, are classified as discontinued operations.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2002, the 52 weeks ended December 29, 2001 , and the 52 weeks ended December 30, 2000.

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

(6)	Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on December 30, 2001 (the first day of Fiscal 2002). SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company has determined that the implied value of its goodwill exceeded carrying value, and therefore, no impairment charge was necessary.

The Company has identified its reporting units for purposes of assessing goodwill impairment to be the individual plant locations. Intangible assets subject to amortization under SFAS 142 consist of collection routes and contracts and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful life of the asset ranging from 3 to 15 years.

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

                                                                          December 28,     December 29,
                                                                              2002            2001
                                                                         -------------------------------
                                Collection Routes and Contracts:
                                   Routes                                   $  42,302      $  42,307
                                   Non-compete agreements                       4,428          6,797
                                   Royalty and consulting agreements              314            401
                                                                              -------        -------
                                                                               47,044         49,505
                               Accumulated Amortization:
                                   Routes                                     (20,865)       (17,498)
                                   Non-compete agreements                      (2,903)        (4,423)
                                   Royalty and consulting agreements             (188)          (218)
                                                                             --------       --------
                                                                              (23,956)       (22,139)
                                                                             --------       --------
                               Collection routes and contracts,
                                  less accumulated amortization             $  23,088      $  27,366
                                                                             ========       ========
Amortization expense for the three years ended December 28, 2002, December 29, 2001, and December 30, 2000, was approximately $4,280,000, $5,014,000 and $5,498,000, respectively. Amortization expense for the next five fiscal years is estimated to be $4,196,000, $3,999,000, $3,889,000, $3,841,000 and $3,413,000.

The Company has also recorded an intangible asset related to unrecognized prior service costs in connection with its minimum pension liability as discussed in Note 13.

The effect of the adoption of SFAS 142 on net income (loss) and earnings (loss) per share follows (in thousands, except per share date):
                                                                                 Fiscal Year Ended
                                                                   -----------------------------------------------
                                                                    December 28,    December 29,   December 30,
                                                                         2002            2001           2000
                                                                   -----------------------------------------------
                         Reported net income (loss) applicable
                             to common shareholders                    $ 7,969        $(11,845)       $(19,189)
                         Add back:  goodwill amortization                   -              242             142
                                                                        ------         -------         -------
                         Adjusted net income (loss) applicable
                             to common shareholders                    $ 7,969        $(11,603)       $(19,047)
                                                                        ======         =======         =======

                         Basic earnings (loss) per share:
                         Reported net income (loss)                    $  0.18        $  (0.76)       $  (1.23)
                         Add back:  goodwill amortization                   -             0.02            0.01
                                                                        ------         -------         -------
                         Adjusted net income (loss)                    $  0.18        $  (0.74)       $  (1.22)
                                                                        ======         =======         =======
(7)	Environmental Expenditures

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

(9)	Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net earnings or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the year. Diluted income (loss) per common share is computed by dividing net earnings or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options.

The weighted average common shares used for basic income (loss) per common share was 45,003,008, 15,568,362 and 15,568,362 for 2002, 2001 and 2000, respectively. The weighted average common shares used for diluted income (loss) per common share was 45,577,262, 15,568,362, and 15,568,362 for 2002, 2001 and 2000, respectively. The numbers of shares for 2000 have been reduced for 21,000 treasury shares from numbers previously reported, which did not effect previously reported earnings per share. For 2001 and 2000 the effect of all outstanding stock options was excluded from diluted loss per common share because the effect was anti-dilutive.

For Fiscal 2002, 2001 and 2000, respectively, 1,637,430, 3,025,865 and 2,334,380 outstanding stock options were excluded from diluted income (loss) per common share as the effect was antidilutive.

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

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and invested awards in each period.

                                                             December 28,           December 29,             December 30,
                                                                2002                    2001                     2000
                                                        --------------------- -----------------------  ------------------------
                                                        amount     per share      amount    per share      amount     per share
                                                        -------   -----------    -------    ---------     --------    ---------
                 Reported net income (loss)
                    applicable to common shareholders   $7,969      $ 0.18      $(11,845)    $(0.76)      $(19,189)     $(1.23)

                 Deduct total stock-based employee
                    compensation expense determined
                    under fair-value-based method for
                    all rewards, net of tax               (127)      (0.01)         (287)     (0.02)        (1,226)      (0.08)
                                                        -------   -----------    --------     ------       --------      ------
                    Pro forma                           $7,842      $ 0.17      $(12,132)    $(0.78)      $(20,415)     $(1.31)
                                                        =======   =========      ========     ======       ========      ======
(11)	Statements of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

(12)	Use of Estimates

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

(13)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Effective December 30, 2001 (the first day of Fiscal 2002), the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell, broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business, and requires the classification of prior year operating results of discontinued operations to be consistent with the current year presentation. The adoption of SFAS 144 resulted in reclassification of approximately $335,000 and $1,700,000 of assets held for sale, to property held for use during the second and third quarters of 2002, respectively, as management did not believe a sale of these assets was probable within the next 12 months. Depreciation expense on these assets of approximately $312,000 was recorded during the third quarter of 2002, which would have been recognized had these assets been continuously classified as held and used, in accordance with SFAS 144. During the third quarter of Fiscal 2002, the Company also recorded an impairment charge of approximately $435,000 to reduce to fair value the carrying value of the assets at the Company’s Linkwood, Maryland rendering plant, which was sold on October 18, 2002, to a third party purchaser for cash consideration of $4.3 million, and is accounted for as a discontinued operation.

Prior to Fiscal 2002, the Company applied the provisions of SFAS No. 121, Accounting for Impairment of Disposal of Long-Lived Assets.

The Fiscal 2002 impairment charge of $435,000 pertains to assets held for sale (see Note 5) in the Company’s Rendering business segment at the Company’s Linkwood, MD facility which is accounted for as a discontinued operation. The impairment charge was necessary to reduce the carrying value of these assets to management’s estimate of their net realizable value. Estimated net realizable value was based upon the sales price received from the third party purchaser. A summary of the impairment charge follows (in thousands):

                              Land                                $200
                              Leaseholds and buildings             235
                                                                  ----
                                   Total impairment               $435
                                                                  ====

The Fiscal 2001 impairment charge of $840,000 pertains solely to assets held for sale (see Note 5) in the Company’s Rendering business segment. The impairment charge was necessary to reduce the carrying value of these assets to management’s estimate of their net realizable value in light of current economic conditions. Estimated net realizable values were based on information from business and real estate brokers, comparable sales, property tax valuations and internal discussions with Company employees working in the geographic areas who were familiar with the specific assets. A summary of the impairment charge follows (in thousands):

                              Land                                $106
                              Leaseholds and buildings             134
                               Equipment and furniture             600
                                                                  ----
                                   Total impairment               $840
                                                                  ====
The Fiscal 2000 impairment charge of $4,016,000 consists of: 1) $162,000 and $375,000 related to Restaurant Services business segment equipment and allocable goodwill, respectively; 2) $1,341,000 related to assets held for sale in the Company’s Rendering business segment; and 3) $293,000 and $1,341,000 related to buildings and equipment, respectively, at the Company’s Linkwood, MD facility, which is accounted for as a discontinued operation. The impairment charges of the assets in operation were made to reduce the carrying value to estimated fair value based on the discounted future cash flows of the assets. The impairment charges of the assets held for sale and the discontinued operation were necessary to reduce the carrying value of these assets to management’s estimate of their net realizable value based on information from a business broker. A summary of the impairment charges follows (in thousands):

                                                  Operations     Rendering      Services      Total
                                                -----------------------------------------------------
                     Leaseholds and buildings      $   293        $   349       $    -       $   642
                     Equipment and furniture         1,845            992          162         2,999
                     Goodwill                            -              -          375           375
                                                    ------         ------        -----        ------
                          Total impairment         $ 2,138        $ 1,341       $  537       $ 4,016
                                                    ======         ======        =====         =====

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

The carrying amount (exclusive of the effect of SFAS No. 15 in Fiscal 2002) of the Company’s outstanding borrowings under the Credit Agreement and Term Loan described in Note 9, approximates the fair value due to the floating interest rates on the borrowings.

The fair value of the interest rate swap agreements was a liability of $1,020,000 at December 29, 2001. Current market pricing models were used to estimate fair value of interest rate swap agreements. See Note 9.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

Effective December 31, 2000 (the first day of Fiscal 2001), the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities SFAS No. 133, as amended, standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company held no fair value hedge or foreign currency hedge derivative instruments at December 29, 2001 or December 28, 2002. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Upon adoption, the provisions of Statement 133 must be applied prospectively.

Upon adoption of SFAS No. 133 on December 31, 2000, the Company was party to interest rate and natural gas swaps to manage the risk of changes in cash flows related to interest expense on floating-rate borrowings under its Credit Agreement and the purchase of natural gas used in its plants.

At December 30, 2000, the Company was party to three interest rate swap agreements whereby the interest obligation on $70 million of floating-rate debt has been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25 million matured June 27, 2002, bore interest at 6.5925% and the Company’s receive rate was based on the three-month LIBOR. A second swap agreement for $25 million matured June 27, 2001, bore interest at 9.83% and the Company’s receive rate was based on the Base Rate. The third swap agreement for $20 million matured June 27, 2002, with a one-time option for the bank to cancel at June 27, 2001, which the bank declined to exercise, bore interest at 9.17% and the Company’s receive rate was based on the Base Rate. The portion of the interest rate swap agreements extending beyond June 30, 2001, the expiration date of the Credit Agreement, was not considered a hedge. The Company recorded a liability of $0.5 million at December 29, 2001, with the related charge recorded in other expense.

The Company continued to follow this policy in Fiscal 2002. The Company accounted for the portion of the interest rate swaps through June 30, 2001 as cash flow hedges. The fair value of this portion of the swaps was a liability of $1.0 million at December 29, 2001.

At December 28, 2002, the Company has forward purchase agreements with suppliers obligating the Company to purchase approximately 449,800 mmbtu’s of natural gas for the period January through March, 2003, with a purchase price of $4.01/mmbtu.

As of December 29, 2001, the Company had forward purchase agreements in place for purchases of approximately 1,500,000 mmbtu’s of natural gas for the period January through December, 2002, based on an average purchase price of $3.47/mmbtu.

These forward purchase agreements have no net settlement provisions and the Company takes physical delivery, which it had done under similar forward purchase agreements from March through December 2001. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS No. 133 because they qualify as normal purchases as defined in the standard.

The Company has designated the interest rate and natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under SFAS No. 133, except as described above for certain portions of two of the interest rate swaps.

A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the twelve-month period ended December 29, 2001 follows (in thousands):

                        Transition adjustment on December 31, 2000
                        to accumulated other comprehensive income                $    2,220

                        Net change arising from current period
                        hedging transactions                                            376

                        Reclassifications into earnings                              (2,576)
                                                                                 ----------

                        Accumulated other comprehensive
                        loss at December 29, 2001                                $        -
                                                                        ==========
A summary of the gains and losses recognized in earnings during the year ended December 29, 2001 follows (in thousands):

                        Loss to interest expense related to
                        interest rate swap agreements                            $     (487)

                        Gain to operating expenses related to
                        natural gas swap agreements (effective portion)               2,568

                        Gain to other income related to
                        natural gas swap agreements (ineffective portion)               515
                                                                                 ----------

                        Total reclassifications into earnings for the
                        year ended December 29, 2001                             $    2,596
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

For Fiscal 2000, interest rate swaps were accounted for under the accrual method, whereby the difference between the Company’s pay and receive rate was recognized as an increase or decrease to interest expense. The natural gas fixed for float swap agreements to which the Company was party during Fiscal 2000 are traded on the NYMEX. Realized gains or losses from the settlement of these financial hedging instruments were recognized as an adjustment of the cost of purchased natural gas in the month of delivery during Fiscal 2000. The gains or losses realized as a result of these Fiscal 2000 hedging activities were substantially offset in the cash market when the hedged natural gas was delivered to the Company’s facilities.

(16)	Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. In accordance with SFAS No. 130, the Company has presented the components of comprehensive income in its consolidated statement of stockholders' equity.

(17)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(18)	Reclassifications

As required by SFAS 144, and as discussed in Notes 1(b)(13) and 15, the prior years results of operations of the Linkwood, MD facility, which was sold in Fiscal 2002, have been reclassified and reported as discontinued operations to facilitate comparability of reported results of operations. Certain other immaterial reclassifications of amounts previously reported have been made to the Fiscal 2001 and Fiscal 2000 consolidated financial statements to conform the presentation for each year.

(2)	RECAPITALIZATION

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders.

     The new Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS No. 15"). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's bank debt be recognized. As a result, the carrying amount of the debt of $68.4 million exceeds its contractural amount of $56.7 million by $11.7 million at December 28, 2002. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.20% at December 28, 2002) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

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

The Company's new Credit Agreement consists of the following elements at December 28, 2002 (in thousands):

                 Term loan:
                      Contractual amount                     $  56,655
                      SFAS 15 effect                            11,750
                                                              --------
                      Carrying amount                        $  68,405
                                                              --------

                 Revolving credit facility:
                      Maximum availability                   $  17,300
                      Borrowings outstanding                         -
                      Letters of credit issued                  11,687
                                                              --------
                      Availability                           $   5,613
                                                              ========
Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of December 28, 2002, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

(3)	INVENTORIES

A summary of inventories follows (in thousands):

                                                         December 28,      December 29,
                                                             2002             2001
                                                       ---------------------------------
            Finished product                               $  5,084          $  6,117
            Supplies and other                                1,922             1,581
                                                            -------           -------
                                                           $  7,006          $  7,698
                                                            =======           =======

(4)	PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment follows (in thousands):

                                                                    December 28,      December 29,
                                                                        2002              2001
                                                                  -----------------------------------
            Land                                                     $   9,193         $   9,454
            Buildings and improvements                                  26,893            25,906
            Machinery and equipment                                    139,065           139,248
            Vehicles                                                    49,544            49,084
            Construction in process                                      1,288             6,607
                                                                      --------          --------
                                                                       225,983           230,299
            Accumulated depreciation                                   153,029           155,555
                                                                      --------          --------
                                                                     $  72,954         $  74,744
                                                                      ========          ========

(5)	ASSETS HELD FOR SALE
Assets held for sale consist of the following (in thousands):

                                                              December 28,      December 29,
                                                                  2002              2001
                                                            ------------------------------------
               Petaluma, CA                                       $  497           $   497
               Billings, MT                                          421               421
               Goldsboro, NC                                          50                50
               Esteem (Norfolk, NE)                                    -             1,200
               Peptide (Norfolk, NE)                                   -               500
               West Point, NE                                          -               118
               Lynchburg, VA                                           -               100
               Shelbyville, IN                                         -                62
               Zanesville, OH                                          -                54
                                                                   -----            ------
                                                                  $  968           $ 3,002
                                                                   =====            ======
Under provisions of SFAS 144, approximately $2,035,000 of assets held for sale at December 29, 2001, have been reclassified to property, plant and equipment in Fiscal 2002 because management does not believe sale of the assets within one year is probable.

The remaining assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months and, accordingly, are classified as current assets at December 28, 2002. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement 144, the assets remain classified as property, plant and equipment.

As discussed in Note 1, the Company recorded impairment charges related to certain of the assets held for sale in Fiscal 2002, Fiscal 2001 and Fiscal 2000. Impairment recorded on the Company’s Linkwood, MD facility during Fiscal 2002 is included in loss from discontinued operations. Included in the Fiscal 2002 and 2001 impairment charges are the following amounts to reduce the carrying value of assets held for sale to estimated net realizable value (in thousands):

                                                          December 28,       December 29,
                                                              2002              2001
                                                        ---------------------------------
                   Linkwood, MD                              $  435            $    -
                   Esteem                                         -               210
                   Peptide                                        -               439
                   Other assets                                   -               191
                                                             ------            ------
                        Total                                $  435            $  840
                                                             ======            ======
(6)	OTHER ASSETS
Other assets consist of the following (in thousands):

                                                                  December 28,      December 29,
                                                                      2002              2001
                                                                ---------------------------------
            Prepaid pension cost (Note 13)                          $      -          $  2,359
            Deposits and other                                         2,312             1,526
            Deferred recapitalization costs                                -             3,762
                                                                     -------           -------
                                                                    $  2,312          $  7,647
                                                                     =======           =======

(7)	ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

                                                                               December 28,      December 29,
                                                                                   2002              2001
                                                                             ---------------------------------
               Compensation and benefits                                         $ 11,338          $  6,750
               Utilities and sewage                                                 2,428             3,944
               Accrued plant expenses                                               2,179             2,590
               Accrued forbearance fees                                                 -             2,570
               Insurance                                                            1,396             2,604
               Accrued freight cost                                                   899             1,208
               Accrued interest rate swap liability                                     -             1,020
               Accrued income, ad valorem, and franchise taxes                      2,424               888
               Reserve for self insurance, environmental and litigation
                   matters (Note 16)                                                5,407               599
               Non-compete agreements                                                 406               363
               Other accrued expense                                                2,090             1,533
                                                                                  -------           -------
                                                                                 $ 28,567          $ 24,069
                                                                                  =======           =======
(8)	LEASES
The Company leases five plants and storage locations, four office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 28, 2002, are as follows (in thousands):

                Period Ending Fiscal                         Operating Leases
                --------------------                         ----------------
                     2003                                       $  3,305
                     2004                                          2,729
                     2005                                          1,866
                     2006                                            922
                     2007                                            801
                     Thereafter                                    8,934
                                                                 -------
                          Total                                 $ 18,557
                                                                 =======
Rent expense for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was $4.2 million, $4.2 million and $3.2 million, respectively.

(9)	DEBT
Debt consists of the following (in thousands):

                                                                December 28,      December 29,
                                                                    2002              2001
                                                              ------------------------------------
                Credit Agreement:
                    Revolving Credit Facility                    $       -         $ 120,027
                    Term Loan                                       68,405                 -
                Other notes                                             22                26
                                                                  --------          --------
                                                                    68,427           120,053
                Less current maturities                              8,372           120,053
                                                                  --------          --------
                                                                 $  60,055         $       -
                                                                  ========          ========
See Note 2 for a description of the Credit Agreement.

Maturities of long-term debt at December 28, 2002 are as follows:

                                       Contractual              SFAS 15                  Total
                                      Debt Amount               Effect              Carrying Amount
                                ----------------------- ------------------------ -----------------------
                2003                   $  5,401                $  2,971                 $  8,372
                2004                      3,000                   2,923                    5,923
                2005                      4,800                   2,721                    7,521
                2006                      4,800                   2,479                    7,279
                2007                     38,676                     656                   39,332
                                        -------                 -------                  -------
                                       $ 56,677                $ 11,750                 $ 68,427
                                        =======                 =======                  =======
Under the terms of the new Credit Agreement, 25% of the excess cash flow (as defined by the new Credit Agreement) in Fiscal 2002 is due to the lenders in Fiscal 2003. Included in current maturities of long-term debt at December 28, 2002, is $4.2 million under this provision of the Credit Agreement. The percentage of excess cash flow, as defined, due to the lenders for each fiscal year through Fiscal 2007 follows:

                                                               Percentage of Excess
        Fiscal Year(s)                                               Cash Flow
                                                               ----------------------
               2002                                                    25%
               2003                                                    35%
               2004 and thereafter                                     50%
The excess cash flow payment is due to the lenders the earlier of: the date of delivery of the Company's annual financial statements to the lenders, or within 115 days of the end of the Company's fiscal year.

(10)	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

                                                                                   December 28,     December 29,
                                                                                      2002             2001
                                                                                 -------------------------------
          Reserve for insurance, environmental, litigation and tax
              matters (Note 16)                                                     $  7,020         $  7,184
          Liabilities associated with consulting and noncompete agreements               352              758
          Other                                                                          158              192
                                                                                     -------          -------
                                                                                    $  7,530         $  8,134
                                                                                     =======          =======
The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with SFAS No. 106 and the effect on the Company's financial position and results of operations is immaterial.

(11)	INCOME TAXES
Income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes consists of the following (in thousands):

                                                         December 28,      December 29,     December 30,
                                                             2002              2001             2000
                                                       --------------------------------------------------
                Current:
                     Federal                               $  4,530        $      -         $      -
                     State                                      426               -                -
                     Foreign                                     40               -                -
                Deferred:
                       Federal                                2,187               -                -
                                                            -------         -------          -------
                                                           $  7,183        $      -         $      -
                                                            =======         =======          =======
Income tax benefit for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to loss from continuing operations before income taxes as a result of the following (in thousands):

                                                                  December 28,      December 29,    December 30,
                                                                      2002              2001            2000
                                                                ------------------------------------------------
           Computed "expected" tax expense                         $  5,792          $ (4,146)        $ (6,846)
           State income taxes                                           426                 -                -
           Tax benefits related to January 1, 1994 valuation
              allowance                                               2,247                 -                -
           Change in valuation allowance                               (948)            4,289            7,554
           IRS tax settlement                                          (490)                -                -
           Other, net                                                   156              (143)            (708)
                                                                    -------           --------         -------
                                                                   $  7,183          $      -         $      -
                                                                    =======           ========         =======
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2002 and December 29, 2001 are presented below (in thousands):

                                                                           December 28,       December 29,
                                                                               2002               2001
                                                                         -----------------------------------
          Deferred tax assets:
             Net operating loss carryforwards                                 $ 23,498          $ 31,305
             Recapitalization effects of SFAS 15                                 4,465                 -
             Loss contingency reserves                                           2,456             3,396
             Other                                                               3,914             2,485
                                                                               -------           -------
                      Total gross deferred tax assets                           34,333            37,186
                      Less valuation allowance                                 (20,591)          (21,279)
                                                                               -------           -------
                      Net deferred tax assets                                   13,742            15,907
                                                                               -------           -------
          Deferred tax liabilities:
            Collection routes and contracts                                     (3,972)           (4,985)
            Property, plant and equipment                                       (8,661)           (9,783)
            Other                                                               (1,109)             (926)
                                                                               -------           -------
                      Total gross deferred tax liabilities                     (13,742)          (15,694)
                                                                               -------           -------
                                                                              $      -          $    213
                                                                               =======           =======

The valuation allowance for deferred tax assets as of December 28, 2002 and December 29, 2001 was $20,591,000 and $21,279,000, respectively. The net changes in the total valuation allowance was a decrease of $688,000 for the year ended December 28, 2002 and an increase of $4,289,000 for the year ended December 29, 2001.

At December 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $61,836,000 expiring through 2020. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization (see Note 2), the Company believes utilization of its net operating loss carryforwards is limited to $687,000 per year for the remaining life of the net operating losses.

The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance as a direct addition to additional paid in capital.

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

The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of December 28, 2002, options to purchase 483,000 shares of common stock had been granted pursuant to this plan, of which 208,000 options remain outstanding. The options have a term of ten years from the date of grant and may be exercised at a price of $0.56 - $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter.

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.63, $0.46 and $1.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

                                                       -------------------------------------------------------
               Expected dividend yield                        0.0%               0.0%               0.0%
               Risk-free interest rate, weighted avg.        5.02%              5.14%              5.28%
               Expected life                                10 years           10 years           10 years
               Expected annual volatility                59.95-109.09%      42.31-100.94%       42.31-98.64%

A summary of transactions for all stock options granted follows:

                                                        Number of    Option exercise   Weighted-avg. exercise
                                                         shares      price per share       price per share
                                                     ---------------------------------------------------------
      Options outstanding at January 1, 2000            2,236,635      $ 1.75-10.88          $ 5.69
            Granted                                     1,129,050        0.50-1.75             1.11
            Canceled                                   (1,031,305)       2.63-10.88            7.74
                                                       ----------
      Options outstanding at December 30, 2000          2,334,380        0.50-9.50             2.43
                                                       ==========
            Granted                                       703,385           0.50               0.50
            Canceled                                      (11,900)       4.13-9.50             6.38
                                                       ----------
      Options outstanding at December 29, 2001          3,025,865        0.50-9.04             2.08
                                                       ==========
            Granted                                        28,000        0.56-0.80             0.68
             Exercised                                     (8,000)       0.56-0.56             0.56
            Canceled                                     (128,700)       0.50-9.04             5.11
                                                       ----------
      Options outstanding at December 28, 2002          2,917,165        0.50-9.04             1.93
                                                       ==========
      Options exercisable at December 28, 2002          2,481,994        0.50-9.04             2.19
                                                       ==========
At December 28, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50-9.042 and 5.5 years, respectively.

At December 28, 2002 and December 29, 2001, the number of options exercisable was 2,481,994 and 2,407,867, respectively, and the weighted-average exercise price of those options was $2.19 and $2.46, respectively.

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

The Company’s funding policy for those plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Based upon current actuarial estimates, the Company does not expect any payments will be necessary in order to meet minimum funding requirements during Fiscal 2003.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2002 and 2001) (in thousands):

                                                                    December 28,          December 29,
                                                                        2002                  2001
                                                                --------------------------------------------
       Change in benefit obligation:
            Benefit obligation at beginning of period                  $ 49,461             $ 45,404
            Service cost                                                  1,332                1,305
            Interest cost                                                 3,614                3,425
            Amendments                                                        -                  301
            Actuarial (gain)/loss                                         2,155                1,541
            Benefits paid                                                (2,498)              (2,515)
                                                                        -------              -------
              Benefit obligation at end of period                        54,064               49,461
                                                                        -------              -------

       Change in plan assets:
            Fair value of plan assets at beginning of period             42,349               48,881
            Actual return on plan assets                                  2,856               (4,727)
            Employer contribution                                           948                  710
            Benefits paid                                                (2,498)              (2,515)
                                                                        -------              -------
              Fair value of plan assets at end of period                 43,655               42,349
                                                                        -------              -------

       Funded status                                                    (10,410)              (7,112)
       Unrecognized actuarial (gain)/loss                                11,646                8,543
       Unrecognized prior service cost                                      800                  928
                                                                        -------              -------
            Net amount recognized                                      $  2,036             $  2,359
                                                                        =======              =======
       Amounts recognized in the consolidated balance sheets
       consist of:
               Prepaid benefit cost                                    $  2,036             $  2,359
               Accrued benefit liability                                 (6,681)                (713)
               Intangible asset                                             800                  180
               Accumulated other comprehensive income (a)                 5,881                  533
                                                                        -------              -------
                     Net amount recognized                             $  2,036             $  2,359
                                                                        =======              =======

   (a) Reported as accumulated comprehensive loss, net of tax, at December 28, 2002 in the amount of $3.9 million.
The Company has recorded a minimum liability of $6.7 million and $0.7 million at December 28, 2002 and December 29, 2001, respectively, related to the excess of the accumulated benefit obligations associated with its pension plans over the fair value of the plans' assets.

During December 2001, the Company's pension plans received common stock resulting from the demutualization of an insurance company with an aggregate fair value of $4.0 million which has been considered in the determination of the amount of minimum liability reported at December 29, 2001. Since the common stock was received after the October 1, 2001 measurement date, it is not included in the fair value of plan assets at end of period for Fiscal 2001 in the table above. The common stock received was considered an asset of the plans for purposes of determining Fiscal 2002 net pension cost.

Net pension cost includes the following components (in thousands):

                                                              December 28,     December 29,      December 30,
                                                                  2002             2001              2000
                                                            ----------------------------------------------------
      Service cost                                             $ 1,332          $ 1,305           $ 1,478
      Interest cost                                              3,614            3,425             3,363
      Expected return on plan assets                            (4,187)          (4,424)           (4,217)
      Net amortization and deferral                                511               98                98
                                                                ------           ------            ------
                      Net pension cost                         $ 1,270          $   404           $   722
                                                                ======           ======            ======

Assumptions used in accounting for the employee benefit pension plans were:

                                                              December 28,       December 29,      December 30,
                                                                   2002              2001               2000
                                                            -------------------------------------------------------
          Weighted average discount rate                          7.25%             7.50%              7.75%
          Rate of increase in future compensation levels          5.16%             5.16%              5.08%
          Expected long-term rate of return on assets             8.75%             9.25%              9.25%
The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company’s proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans’ net assets is not available. The cost of such plans amounted to $1,441,000, $1,491,000, and $1,384,000 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

(14)	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in 2002, 2001 and 2000.

(15)	DISCONTINUED OPERATIONS

As disclosed in Note 1(b)(13), the Company adopted SFAS 144 in Fiscal 2002. SFAS 144 requires discontinued operations to be carried at the lower of cost or fair value less costs to sell, broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business, and requires the classification of prior year operating results of discontinued operations to be consistent with the current year presentation.

In 1998, the Company made a decision to discontinue the operations of the Bakery By-Products Recycling business segment in order to concentrate its financial and human resources on its other businesses. The disposal of this business was accounted for as a discontinued operation. Gain on disposal relates to write-off of an indemnification liability in Fiscal 2000 upon termination of the indemnification period.

In accordance with SFAS No. 144, the prior year operating results of the Linkwood, MD, facility have been reclassified and reported as discontinued operation to facilitate comparability of reported results of operations. A summary of the components of loss from discontinued operations net of tax follows (in thousands):

                                                                              Year Ended
                                                       ----------------------------------------------------------
                                                          December 28,       December 29,       December 30,
                                                               2002               2001               2000
                                                       ----------------------------------------------------------
            Linkwood                                       $  (403)           $  (740)            $(3,699)
            Bakery ByProducts                                    -                  -                 371
                                                            -------            -------             -------
                 Total                                     $  (403)           $  (740)            $(3,328)
                                                            =======            =======             =======
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

                                                                              Year Ended
                                                       ------------------------------------------------------
                                                        December 28,       December 29,       December 30,
                                                            2002               2001               2000
                                                       ------------------------------------------------------
            Net Sales                                     $  8,371           $ 13,645            $ 14,479
                                                           -------            -------             -------

            Cost of sales and operating expenses             7,565             12,394              13,602
            Selling, general and administrative                282                260                 257
            Depreciation and amortization                    1,270              1,736               4,322
                                                           -------            -------             -------

            Total costs and expenses                         9,117             14,390              18,181
                                                           -------            -------             -------
            Operating and pretax loss, now classified
                as loss from discontinued operations          (746)              (745)             (3,702)

            Other income (expense)                               -                  5                   3
                                                           -------            -------             -------
            Loss before income taxes                          (746)              (740)             (3,619)
            Income tax benefit                                 343                  -                   -
                                                           -------            -------             -------
            Loss from discontinued operations, net of
                tax                                       $   (403)          $   (740)           $ (3,699)
                                                           =======            =======             =======
(16)	CONTINGENCIES

LITIGATION

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated (“Melvindale I”). The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability, if any, from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I, filed a suit (“Melvindale II”). Plaintiffs in Melvindale II rely on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. However, the Melvindale II Plaintiffs purportedly seek only damages in an amount of more than $25,000 and less than $75,000 per member of the putative class and do not seek injunctive relief. The Company removed Melvindale II, which was originally filed in the Circuit Court of Wayne County, Michigan to the United States District Court, Eastern District of Michigan where the Melvindale I and the City of Melvindale lawsuits are pending. On October 21, 2002, the Melvindale II lawsuit was remanded to Wayne County Circuit Court. No action has been taken by the court with respect to class certification. The Company is unable to estimate its potential liability, if any, from this lawsuit. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuits vigorously.

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

Sauget, Illinois

The Company is a party to a lawsuit that seeks to recover costs related to an environmental cleanup in or near Sauget, Illinois. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. As potentially responsible parties themselves, Pharmacia and Solutia are seeking to recover unspecified proportionate shares from each of the other parties, in addition to the Company, of an as yet undetermined total cleanup cost. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company has concluded a settlement agreement with Solutia and Pharmacia to satisfy claims for remediation costs in the pending lawsuit, and in return has received an indemnity and hold harmless agreement from Solutia and Pharmacia for any claims from others for costs related to the same remediation effort. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves and accruals for insurance, environmental and litigation matters. At December 28, 2002, and December 29, 2001, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $14.0 million and $10.6 million, respectively. The increase in these reserves is primarily due to letters of credit issued in exchange for reduction of cash deposits held by the third party insurance administrator. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing.

Included in corporate activities are general corporate expenses and the amortization of intangibles related to “Fresh Start Reporting.” Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Business Segment Net Revenues (in thousands):

                                                December 28,      December 29,     December 30,
                                                    2002              2001             2000
                                              --------------------------------------------------
                Rendering:
                       Trade                      $ 177,234         $ 181,315        $ 171,966
                       Intersegment                  33,026            31,023           25,684
                                                   --------          --------         --------
                                                    210,260           212,338          197,650
                                                   --------          --------         --------
                Restaurant Services:
                       Trade                         85,002            61,649           57,307
                       Intersegment                   9,309             6,854            7,781
                                                   --------          --------         --------
                                                     94,311            68,503           65,088
                                                   --------          --------         --------

                Eliminations                        (42,335)          (37,877)         (33,465)
                                                   --------          --------         --------
                Total                             $ 262,236         $ 242,964        $ 229,273
                                                   ========          ========         ========

Business Segment Profit (Loss) (in thousands):

                                                                December 28,      December 29,     December 30,
                                                                    2002              2001             2000
                                                              ---------------------------------------------------

                Rendering                                        $ 22,406          $ 14,740         $ 11,869
                Restaurant Services                                17,235             7,436            3,487
                Corporate Activities                              (23,867)          (19,119)         (17,246)
                Interest expense                                   (6,408)          (14,162)         (13,971)
                                                                  -------           -------          -------
                Income (loss) from continuing operations         $  9,366          $(11,105)        $(15,861)
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

Business Segment Assets (in thousands):
                                                         December 28,     December 29,
                                                             2002             2001
                                                       --------------------------------
             Rendering                                   $  55,425        $  56,847
             Restaurant Services                            12,104           14,779
             Combined Rend./Rest. Svcs.                     62,744           64,155
             Corporate Activities                           32,639           23,298
                                                          --------         --------
             Total                                       $ 162,912        $ 159,079
                                                          ========         ========
Business Segment Property, Plant and Equipment (in thousands):

                                                           December 28,      December 29,
                                                               2002              2001
                                                         ---------------------------------
           Depreciation and amortization:
                   Rendering                                $  8,009          $ 16,087
                   Restaurant Services                         4,321             6,333
                   Corporate Activities                        4,096             2,478
                                                             -------           -------
           Continuing Operations                              16,426            24,898
           Discontinued Operations                             1,270             1,736
                                                             -------           -------
           Total                                             $17,696          $ 26,634
                                                              ======           =======

           Additions:
                   Rendering                                $  1,184          $  3,032
                   Restaurant Services                           434             1,544
                   Combined Rend./Rest. Svcs.                 10,898             1,292
                   Corporate Activities                          917             2,979
                                                             -------           -------
           Continuing Operations                              13,433             8,847
           Discontinued Operations                               654               295
                                                             -------           -------
           Total                                            $ 14,087          $  9,142
                                                             =======           =======

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries. Geographic Area Net Trade Revenues (in thousands):

                                     December 28,     December 29,      December 30,
                                         2002             2001              2000
                                   --------------------------------------------------
        United States                 $127,757         $104,839          $100,580
        Korea                            5,181            3,538             6,041
        Spain                                -              388               963
        Mexico                          19,046           23,390            25,090
        Japan                            1,831            1,075             1,916
        N. Europe                            -            1,444               707
        Pacific Rim                      1,259            9,838               889
        Taiwan                             472              552             1,775
        Canada                             144              993               864
        Latin/South America              6,267            9,192            13,408
        Other/Brokered                 100,279           87,715            77,040
                                      --------         --------          --------
        Total                         $262,236         $242,964          $229,273
                                      ========         ========          ========
Other/Brokered trade revenues represent product for which the ultimate destination is not monitored and cannot be determined with certainty.

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                               Year Ended December 28, 2002
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                              -------------   --------------   -------------   --------------
        Net sales                                   $58,679        $60,189           $72,969         $70,399
        Operating income                              3,687          3,345             7,082           6,843
        Income from continuing operations               536          1,326             3,809           3,695
        Income (loss) from discontinued                  47            (77)             (356)            (17)
            operations
        Net income                                      583          1,249             3,453           3,678
        Basic earnings per share                       0.04           0.03              0.05            0.05
        Diluted earnings per share                     0.04           0.03              0.05            0.05

                                                               Year Ended December 29, 2001
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                              -------------   --------------   -------------   --------------
        Net sales                                   $60,178        $55,141           $61,500         $66,145
        Operating income (loss)                       1,816         (1,128)            1,257           2,768
        Loss from continuing operations                (836)        (5,507)           (3,204)         (1,558)
        Income (loss) from discontinued                (313)          (214)             (315)            102
             operations
        Net loss                                     (1,149)        (5,721)           (3,519)         (1,456)
        Basic loss per share                          (0.07)         (0.37)            (0.23)          (0.09)
        Diluted loss per share                        (0.07)         (0.37)            (0.23)          (0.09)

        As disclosed in Note 1(b)(13) and Note 15, the Company adopted SFAS 144 in Fiscal 2002. SFAS 144 requires the classification of previously reported operating results of discontinued operations to be consistent with the current year presentation. Accordingly, Fiscal 2002 first and second quarter and prior years' financial statements reflect reclassification of the Linkwood, MD results as discontinued operations.

(19)	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143); Statement of Financial Accounting Standards No. 145, Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145); Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123 (SFAS 148).

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on December 29, 2002 (the first day of Fiscal 2003). The adoption of SFAS 143 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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
                                              Beginning        Costs and                                    End of
                Description                   of Period         Expenses        Other        Deductions     Period
---------------------------------------------------------------------------------------------------------------------

Accumulated amortization of
collection routes and contracts:

   Year ended December 28, 2002                $ 22,139        $   4,280     $       -     $    2,463    $  23,956
                                                =======         ========      ========      =========     ========

   Year ended December 29, 2001                $ 18,828        $   5,014     $       -     $    1,703    $  22,139
                                                =======         ========      ========      =========     ========

   Year ended December 30, 2000                $ 15,819        $   5,498     $       -     $    2,489    $  18,828
                                                =======         ========      ========      =========     ========

Accumulated amortization of
goodwill:

   Year ended December 28, 2002                $  1,077        $       -     $       -     $       -     $   1,077
                                                =======         ========      ========      ========      ========

   Year ended December 29, 2001                $    883        $     242     $       -     $      48     $   1,077
                                                =======         ========      ========      ========      ========

   Year ended December 30, 2000                $    741        $     142     $       -     $       -     $     883
                                                =======         ========      ========      ========      ========

Note:  Deductions consist of the write-off of fully amortized collection routes and contracts and goodwill.

Reserve for bad debts:

   Year ended December 28, 2002                $    467        $     416     $       -     $      255    $     628
                                                =======         ========      ========      =========     ========

   Year ended December 29, 2001                $    680        $     582     $       -     $      795   $      467
                                                =======         ========      ========      =========     ========

   Year ended December 30, 2000                $  2,408        $     641     $       -     $    2,369    $     680
                                                =======         ========      ========      =========     ========

Deferred tax valuation allowance:

   Year ended December 28, 2002                $ 21,279        $     688     $       -     $       -     $  20,591
                                                =======         ========      ========      ========      ========

   Year ended December 29, 2001                $ 16,990        $   4,289     $       -     $       -     $  21,279
                                                =======         ========      ========      ========      ========

   Year ended December 30, 2000                $  9,436        $   7,554     $       -     $       -     $  16,990
                                                =======         ========      ========      ========      ========

Note:  Deductions consist of write-offs of uncollectable accounts receivable.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

PART II (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to items 401 and 405 of Regulation S-K will appear in the sections entitled "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Company's definitive Proxy Statement to be filed on or before April 28, 2003, relating to the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement to be filed on or before April 28, 2003, relating to the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company's definitive Proxy Statement to be filed on or before April 28, 2003, relating to the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement to be filed on or before April 28, 2003, relating to the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

ITEM 14.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, the Company reviewed its internal controls and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a) Documents filed as part of this report:

(1) The following consolidated financial statements are included in Item 8.

(2) The following financial statement schedule is included in Item 8.

Schedule II - Valuation and Qualifying Accounts Three years ended December 28, 200260	60
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)      (a)  Exhibits

              Exhibit No.                             Document
              -----------                             --------

                   3.1        Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

                   3.2        Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the
                              Company's Quarterly Report on Form 10-Q filed August 12, 1997 and incorporated herein by reference).

                   4.1        Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration
                              Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

                   4.2        Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

                  10.1        Recapitalization Agreement, dated as of March 15, 2002, among Darling International
                              Inc., each of the banks or other lending institutions which is a signatory thereto or any successor or assignee thereof, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex C to the Company's Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

                  10.2        First Amendment to Recapitalization Agreement, dated as of April 1, 2002, among Darling
                              International Inc., each of the banks party to the Recapitalization Agreement, and
                              Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex D to the Company's Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

                  10.3        Second Amendment to Recapitalization Agreement, dated as of April 29, 2002, among
                              Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as
                              Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference)..

                  10.4        Amended and Restated Credit Agreement, dated as of May 10, 2002, among Darling
                              International Inc., Credit Lyonnais New York Branch, individually as a bank and as agent, and the other banks and secured parties named therein (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

                  10.5        Registration Rights Agreement, dated as of December 29, 1993, between Darling
                              International Inc., and the signatory holders identified therein (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

                  10.6        Registration Rights Agreement, dated as of May 10, 2002, between Darling International
                              Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company's
                              Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

                   10.7        Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration
                               Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

                   10.8        Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company's
                               Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

                   10.9        Lease, dated November 30, 1993, between the Company and the Port of Tacoma (filed as
                               Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

                   10.10       Leases, dated July 1, 1996, between the Company and the City and County of San
                               Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

                   10.11       1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration
                               Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

                   10.12       1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company's Revised
                               Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

                   10.13       Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company's
                               Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

                   10.14       International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule
                               between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.2 to the Company's
                               Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

                   10.15       International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule
                               between Wells  Fargo  Bank, N.A. and Darling International Inc. dated as of June 6,
                               1997, related to interest rate swap transaction (filed as Exhibit 10.3 to the Company's
                               Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

                   10.16       Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and
                               Darling International Inc. (filed as Exhibit 10.17B to the Company's Annual Report on
                               Form 10-K filed March 31, 2000 and incorporated herein by reference).

                   10.17       Master Lease Agreement between Navistar Leasing Company and Darling International Inc.
                               dated as of August 4, 1999. (filed as Exhibit 10.18 to the Company's Annual Report on
                               Form 10-K filed March 31, 2000 and incorporated herein by reference).

                   10.18       Consulting Agreement, dated as of May 10, 2002, by and between Darling International inic., Taura, Flynn and Associates LLC, and Denis J. Taura  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 13, 2002, and incorporated herein by reference).

                   10.19       Employment Agreement, dated as of February 3, 2003, between Darling International Inc.
                               and Randall C. Stuewe (filed as Exhibit 10.1 to the Company's Current Report on Form
                               8-K filed February 3, 2003, and incorporated herein by reference).

                    21         Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on May 23,
                               2002, and incorporated herein by reference).

                    23         Consent of KPMG LLP (filed herewith).

                  The Exhibits are available upon request from the Company.

                  (b)  Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 28, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K for the Fiscal Year Ended December 28, 2002 on its behalf by the undersigned, thereunto duly authorized, in the city of Irving, State of Texas, on the 26th day of March, 2003.

DARLING INTERNATIONAL INC.

By: /s/ Randall C. Stuewe
Randall C. Stuewe Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 26, 2003
Randall C. Stuewe	Chief Executive Officer

/s/ James A. Ransweiler	President and Chief Operating Officer	March 26, 2003
James A. Ransweiler	(principal executive officer)

/s/ John O. Muse	Vice President - Fnance and	March 25, 2003
John O. Muse	Administration, Chief Financial Officer
(principal financial and accounting officer)

/s/ O. Thomas Albrecht	Director	March 26, 2003
O. Thomas Albrecht

/s/ Fredric J. Klink	Director	March 26, 2003
Fredric J. Klink

/s/ Charles Macaluso	Director	March 26, 2003
Charles Macaluso

/s/ Richard A. Peterson	Director	March 26, 2003
Richard A. Peterson

/s/ Denis J. Taura	Director	March 26, 2003
Denis Taura

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Randall C. Stuewe, Chief Executive Officer of Darling International Inc., certify that:

  I have reviewed this annual report on Form 10-K of Darling International Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

/s/   Randall C. Stuewe

Randall C. Stuewe
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John O. Muse, Chief Financial Officer of Darling International Inc., certify that:

  I have reviewed this annual report on Form 10-K of Darling International Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

/s/   John O. Muse

John O. Muse
Chief Financial Officer

INDEX TO EXHIBITS

     3.1        Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

     3.2        Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the
                Company's Quarterly Report on Form 10-Q filed August 12, 1997 and incorporated herein by reference).

     4.1        Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration
                Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

     4.2        Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the
                Company's Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

    10.1        Recapitalization Agreement, dated as of March 15, 2002, among Darling International
                Inc., each of the banks or other lending institutions which is a signatory thereto or any successor or assignee thereof, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex C to the Company's Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

    10.2        First Amendment to Recapitalization Agreement, dated as of April 1, 2002, among Darling
                International Inc., each of the banks party to the Recapitalization Agreement, and
                Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex D to the Company's Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

    10.3        Second Amendment to Recapitalization Agreement, dated as of April 29, 2002, among
                Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as
                Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference)..

    10.4        Amended and Restated Credit Agreement, dated as of May 10, 2002, among Darling
                International Inc., Credit Lyonnais New York Branch, individually as a bank and as agent, and the other banks and secured parties named therein (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

    10.5        Registration Rights Agreement, dated as of December 29, 1993, between Darling
                International Inc., and the signatory holders identified therein (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

    10.6        Registration Rights Agreement, dated as of May 10, 2002, between Darling International
                Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company's
                Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

    10.7        Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

    10.8        Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company's
                Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

    10.9        Lease, dated November 30, 1993, between the Company and the Port of Tacoma (filed as
                Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

    10.10       Leases, dated July 1, 1996, between the Company and the City and County of San
                Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

    10.11       1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration
                Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

    10.12       1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company's Revised
                Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

    10.13       Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company's
                Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

    10.14       International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule
                between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

    10.15       International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule
                between Wells  Fargo  Bank, N.A. and Darling International Inc. dated as of June 6,
                1997, related to interest rate swap transaction (filed as Exhibit 10.3 to the Company's
                Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

    10.16       Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and
                Darling International Inc. (filed as Exhibit 10.17B to the Company's Annual Report on
                Form 10-K filed March 31, 2000 and incorporated herein by reference).

    10.17       Master Lease Agreement between Navistar Leasing Company and Darling International Inc.
                dated as of August 4, 1999. (filed as Exhibit 10.18 to the Company's Annual Report on
                Form 10-K filed March 31, 2000 and incorporated herein by reference).

    10.18       Consulting Agreement, dated as of May 10, 2002, by and between Darling International inic., Taura, Flynn and Associates LLC, and Denis J. Taura  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 13, 2002, and incorporated herein by reference).

    10.19       Employment Agreement, dated as of February 3, 2003, between Darling International Inc.
                and Randall C. Stuewe (filed as Exhibit 10.1 to the Company's Current Report on Form
                8-K filed February 3, 2003, and incorporated herein by reference).

     21         Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on
                Form S-1 filed on May 23, 2002, and incorporated herein by reference).

     23         Consent of KPMG LLP (filed herewith).

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Darling International Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling International Inc. of our report dated March 10, 2003, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2002, and the related schedule, which report appears in the December 28, 2002 annual report on Form 10-K of Darling International Inc.

Our report refers to a change in accounting for derivative instruments and hedging activities in 2001 and a change in the method of accounting for and reporting of disposals of long-lived assets and discontinued operations in 2002.

/s/   KPMG LLP

KPMG LLP

Dallas, Texas
March 26, 2003