Form 10-Q
period 2003-03-29
DARLING INTERNATIONAL INC
filed 2003-05-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended March 29, 2003

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 62,288,168 shares of common stock, $0.01 par value, outstanding at May 9, 2003.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2003

TABLE OF CONTENTS

                                            PART I:  FINANCIAL INFORMATION

                                                                                                     Page No.

Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       3
                March 29, 2003 (unaudited) and December 28, 2002

            Consolidated Statements of Operations (unaudited).  .  .  .  .  .  .  .  .  .  .  .  .       4
                Three Months Ended March 29, 2003 and March 30, 2002

            Consolidated Statements of Cash Flows (unaudited).  .  .  .  .  .  .  .  .  .  .  .  .       5
                Three Months Ended March 29, 2003 and March 30, 2002

            Notes to Consolidated Financial Statements (unaudited).  .  .  .  .  .  .  .  .  .  .        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .  .  .  .  .  .  .  .  .  .  .  . .  .  .       14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       19

Item 4.  CONTROLS AND PROCEDURES.  .  .  .  .  . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      20

                                            PART II:  OTHER INFORMATION

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 29, 2003 and December 28, 2002
(in thousands, except shares and per share data)

                                                                          March 29,       December 28,
                                                                             2003             2002
                                                                         -----------     -------------
ASSETS                                                                   (unaudited)
------
Current assets:
     Cash and cash equivalents .........................................   $  10,863        $  15,537
     Accounts receivable ...............................................      20,806           24,099
     Inventories .......................................................      10,984            7,006
     Prepaid expenses ..................................................       5,575            4,975
     Deferred income taxes .............................................       2,637            3,659
     Assets held for sale (note 10) ....................................       1,028              968
     Other .............................................................          35               63
                                                                           ---------        ---------
         Total current assets ..........................................      51,928           56,307

Property, plant and equipment, less accumulated depreciation
   of $154,397 at March 29, 2003 and $153,029 at December 28, 2002 .....      73,570           72,954
Collection routes and contracts, less accumulated amortization of
   $24,991 at March 29, 2003 and $23,956 at December 28, 2002 ..........      22,617           23,088
Goodwill, less accumulated amortization of $1,077 at both March 29, 2003
   and December 28, 2002 ...............................................       4,429            4,429
Deferred loan costs ....................................................       3,601            3,822
Other noncurrent assets ................................................       2,409            2,312
                                                                           ---------        ---------

                                                                           $ 158,554        $ 162,912
                                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt (note 6) ........................   $   8,033        $   8,372
     Accounts payable, principally trade ...............................       9,974            9,902
     Accrued expenses ..................................................      27,734           28,567
     Accrued interest ..................................................         314              314
                                                                           ---------        ---------
         Total current liabilities .....................................      46,055           47,155

Long-term debt, less current portion (note 6) ..........................      54,583           60,055
Other non-current liabilities ..........................................       7,343            7,530
Deferred income taxes ..................................................       2,637            3,659
                                                                           ---------        ---------
         Total liabilities .............................................     110,618          118,399
                                                                           ---------        ---------

Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding (note 6) .....................       8,955            8,599

Stockholders' equity  (note 6):
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        62,309,168 and 62,302,448 shares issued and outstanding at
        March 29, 2003 and at December 28, 2002, respectively ..........         623              623
     Additional paid-in capital ........................................      74,395           74,747
     Treasury stock, at cost;  21,000 shares at March 29, 2003 and
          December 28, 2002 ............................................        (172)            (172)
     Accumulated comprehensive loss ....................................      (3,907)          (3,907)
     Accumulated deficit ...............................................     (31,958)         (35,377)
                                                                           ---------        ---------
         Total stockholders' equity ....................................      38,981           35,914
                                                                           ---------        ---------
Contingencies (note 3)
                                                                           $ 158,554        $ 162,912
                                                                           =========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 29, 2003 and March 30, 2002
(in thousands, except per share data)
(unaudited)

                                                                       Three Months Ended
                                                                 ----------------------------
                                                                   March 29,      March 30,
                                                                     2003           2002
                                                                 -----------    -------------

Net sales ....................................................     $ 68,651       $ 58,679
Costs and expenses:
     Cost of sales and operating expenses ....................       51,050         43,745
     Selling, general and administrative expenses ............        8,520          7,158
     Depreciation and amortization ...........................        3,657          4,088
                                                                   --------       --------
          Total costs and expenses ...........................       63,227         54,991
                                                                   --------       --------
          Operating income ...................................        5,424          3,688
                                                                   --------       --------

Other income (expense):
     Interest expense ........................................         (492)        (3,885)
     Other, net ..............................................          583            734
                                                                   --------       --------
          Total other income (expense) .......................           91         (3,151)
                                                                   --------       --------

Income from continuing operations before income taxes ........        5,515            537
Income taxes .................................................       (2,096)             -
                                                                   --------       --------
     Income from continuing operations .......................        3,419            537
Discontinued operations
     Income from discontinued operations, net of tax (note 11)            -             46
                                                                   --------       --------
Net income ...................................................        3,419            583
    Preferred dividends and accretion ........................         (355)             -
                                                                   --------       --------
    Net income applicable to common shareholders .............     $  3,064       $    583
                                                                   ========       ========

Basic and diluted income per share (note 2):
     Continuing operations ...................................     $   0.05       $   0.04
     Discontinued operations .................................            -              -
                                                                   --------       --------
          Total ..............................................     $   0.05       $   0.04
                                                                   ========       ========

                        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 29, 2003 and March 30, 2002
(in thousands)
(unaudited)

                                                                                Three Months Ended
                                                                           ----------------------------
                                                                            March 29,        March 30,
                                                                               2003             2002
                                                                           -------------   ------------
Cash flows from operating activities:
     Income from continuing operations ................................     $  3,419        $    537
     Adjustments to reconcile net income to
      net cash provided by continuing operating activities:
        Depreciation and amortization .................................        3,657           4,088
        Loss on disposal of property, plant, equipment and other assets            5            (901)
        Gain on early extinguishment of debt ..........................         (816)              -
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................        3,293           4,762
         Inventories and prepaid expenses .............................       (4,578)         (1,098)
         Accounts payable and accrued expenses ........................         (761)         (4,999)
         Accrued interest .............................................            -           2,142
         Other ........................................................          (35)             24
                                                                            --------        --------
Net cash provided by continuing operations ............................        4,184           4,555
Net cash provided by discontinued operations ..........................            -             351
                                                                            --------        --------
             Net cash provided by operating activities ................        4,184           4,906
                                                                            --------        --------

Cash flows from investing activities:
     Capital expenditures .............................................       (2,679)         (3,622)
     Business acquisitions ............................................       (1,105)              -
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................           13             946
                                                                            --------        --------
              Net cash used by investing activities ...................       (3,771)         (2,676)
                                                                            --------        --------

Cash flows from financing activities:
     Proceeds from debt ...............................................       50,145          47,291
     Payments on debt .................................................      (55,151)        (50,097)
     Paid in capital on common stock issued ...........................            3               -
     Contract payments ................................................          (84)            (93)
                                                                            --------        --------
              Net cash used by financing activities ...................       (5,087)         (2,899)
                                                                            --------        --------

Net decrease in cash and cash equivalents .............................       (4,674)           (669)
Cash and cash equivalents at beginning of period ......................       15,537           3,668
                                                                            --------        --------
Cash and cash equivalents at end of period ............................     $ 10,863        $  2,999
                                                                            ========        ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................     $    492        $  1,743
                                                                            ========        ========
         Income taxes, net of refunds .................................     $    519        $      -
                                                                            ========        ========

                        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 29, 2003
(unaudited)

(1)	GENERAL

The accompanying consolidated financial statements for the three month periods ended March 29, 2003 and March 30, 2002 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of March 29, 2003, and include the 13 weeks ended March 29, 2003, and the 13 weeks ended March 30, 2002.

(c)	Earnings per Share

Basic and diluted net income per common share are computed by dividing net income applicable to common shareholders by the weighted average number of common stock shares outstanding during the period. On May 13, 2002, the Company consummated a recapitalization and issued 46,705,086 shares of common stock (see note 6).

The weighted average common shares used for basic income per common share were 62,281,670 and 15,568,362 for the three months ended March 29, 2003 and March 30, 2002, respectively.

The weighted average common shares used for diluted income per common share were 63,665,325 and 15,568,362 for the three months ended March 29, 2003 and March 30, 2002, respectively.

1,321,430 outstanding stock options were excluded from diluted income per common share for the three months ended March 29, 2003, as the effect was antidilutive; and 2,343,938 outstanding stock options were excluded from diluted income per common share for the three months ended March 30, 2002, as the effect was antidilutive.

(d)	Accounting for Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APGB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and invested awards in each period.

	March 29, 2003		March 30, 2002
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$ 3,064	$ 0.05	$ 583	$ 0.04
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(95)	-	(32)	-
Pro forma	$ 2,969	$ 0.05	$ 551	$ 0.04

(e)	New Accounting Standards

The Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The adoption of SFAS 143 did not have a material effect on the Company's financial statements.

The Company adopted Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

(3)	CONTINGENCIES

LITIGATION Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant has filed suit, purportedly on behalf of a class of persons similarly situated (“Melvindale I”). The class has been certified for injunctive relief only. The court declined to certify a damage class but has permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs’ property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. The Company is unable to estimate its potential liability, if any, from this lawsuit. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale has filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court has dismissed the trespass counts in both lawsuits. The property damage claims in Melvindale I have been dismissed, and all of the damage claims in the suit filed by the City of Melvindale have been dismissed. The City of Melvindale now seeks unspecified injunctive relief. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I filed a suit (“Melvindale II”). Plaintiffs in Melvindale II rely on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. However, the Melvindale II Plaintiffs purportedly seek only damages in an amount of more than $25,000 and less than $75,000 per member of the putative class and do not seek injunctive relief. The Company removed Melvindale II, which was originally filed in the Circuit Court of Wayne County, Michigan to the United States District Court, Eastern District of Michigan where the Melvindale I and the City of Melvindale lawsuits are pending. On October 21, 2002, the Melvindale II lawsuit was remanded to Wayne County Circuit Court. No action has been taken by the court with respect to class certification. The Company is unable to estimate its potential liability, if any, from this lawsuit. The Company or its predecessors have operated a rendering plant at the Melvindale location since 1927 in a heavily industrialized area down river south of Detroit. The Company has taken and is taking all reasonable steps to minimize odor emissions from its recycling processes and is defending the lawsuits vigorously.

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

Sauget, Illinois

The Company has concluded a settlement agreement with Solutia and Pharmacia to satisfy claims for remediation costs in the pending lawsuit related to an environmental cleanup in or near Sauget, Illinois, and in return has received an indemnity and hold harmless agreement from Solutia and Pharmacia for any claims from others for costs related to the same remediation effort. The United States had filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, seeking to recover cleanup costs. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At March 29, 2003, and December 28, 2002, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $12.5 million and $14.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)	BUSINESS SEGMENTS

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

Restaurant Services
Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing and equipment sales.

Business Segment Net Sales (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Rendering:
Trade	$ 46,153	$ 42,593
Intersegment	6,909	7,843
	53,062	50,436
Restaurant Services:
Trade	22,498	16,086
Intersegment	3,003	1,976
	25,501	18,062
Eliminations	(9,912)	(9,819)
Total	$ 68,651	$ 58,679

Business Segment Profit (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Rendering	$ 4,812	$ 4,102
Restaurant Services	6,032	3,839
Corporate	(6,933)	(3,519)
Interest Expense	(492)	(3,885)
Income from Continuing Operations	$ 3,419	$ 537

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

Business Segment Assets (in thousands):

	March 29, 2003	December 28, 2002
Rendering	$ 54,210	$ 55,425
Restaurant Services	16,671	12,104
Combined Rendering/Restaurant Services	63,318	62,744
Corporate	24,355	32,639
Total	$158,554	$162,912

(5)	INCOME TAXES

The Company has provided income taxes for the three-month period ended March 29, 2003, based on its estimate of the effective tax rate for the entire 2003 fiscal year.

In determining whether its deferred tax assets are more likely to be recoverable, than not recoverable, the Company assessed its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, tax planning strategies, and the extent of evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses and recent favorable operating results do not provide sufficient historical evidence at this time of sustained future profitability sufficient to result in taxable income against which the net operating losses can be carried forward and utilized.

(6)	RECAPITALIZATION

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders.

The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s debt be recognized. As a result, the carrying amount of the term loan of $62.5 million exceeds its contractual amount of $52.3 million by $10.2 million at March 29, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.20% at March 29, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

In connection with the Company’s recapitalization and its entry into the Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company’s then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10% which approximated the market yield at the date of issue. The term loan and the revolving credit facility (under which there were no borrowings at the date of the recapitalization) mature on May 10, 2007.

The Company’s Credit Agreement consists of the following elements at March 29, 2003 (in thousands):

Term Loan:
Contractual amount	$ 52,266
SFAS 15 effect	10,187
Carrying amount	$ 62,453
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	8,950
Availability	$ 8,387

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of March 29, 2003, no cash dividends could be paid to the Company’s stockholders pursuant to the Credit Agreement.

(7)	DERIVATIVE INSTRUMENTS

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

Through March 29, 2003, the Company had forward purchase agreements in place for purchases of approximately $2.1 million of natural gas for the period April through May, 2003, which approximates 62% of the Company’s usage for this period. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2002 and the first three months of Fiscal 2003. Accordingly, the agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(8)	COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. In accordance with SFAS 130, the Company has presented the components of comprehensive income or loss in its consolidated balance sheets.

(9)	REVENUE RECOGNITION

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

	March 29, 2003	December 28, 2002
Petaluma, CA	$ 497	$ 497
Billings, MT	421	412
Goldsboro, NC	50	50
Shelbyville, IN	60	-
	$1,028	$ 968

Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by SFAS 144, the assets remain classified as property, plant and equipment. The book value of the Company’s Shelbyville, IN location was included in operating property and equipment at December 29, 2002.

(11)	DISCONTINUED OPERATIONS

On October 18, 2002, the Company sold the Company’s Linkwood, Maryland rendering plant to a third party purchaser for cash consideration of $4.3 million, net of applicable costs of selling the plant location. Results of operations of the Linkwood facility were previously included in results of the Company’s Rendering segment, and have been reclassified to Discontinued Operations in the accompanying consolidated statements of operations. Revenues, costs and expenses, net of applicable taxes, of the plant are as follows (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Revenue	$ -	$ 3,280
Cost of sales and operating expenses	-	2,862
Selling, general and administrative	-	67
Depreciation and amortization	-	305
Total costs and expenses	-	3,234
Operating and pretax income, no classified as income from discontinued operations	-	46
Income taxes	-	-
Income from discontinued operations, net of tax	$ -	$ 46

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 29, 2003

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes factors affecting the Company's results of operations for the three months ended March 29, 2003 and March 30, 2002, and information with respect to the liquidity and capital resources of the Company at March 29, 2003.

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading "Forward Looking Statements" and elsewhere in this report, and under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 28, 2002, and in the Company's other public filings with the SEC.

        The following discussion should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

        Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002

GENERAL

        The Company recorded income from continuing operations of $3.4 million for the first quarter of the fiscal year ending January 3, 2004 ("Fiscal 2003"), as compared to income from continuing operations of $0.5 million for the first quarter of the fiscal year ended December 28, 2002 ("Fiscal 2002"), an improvement of $2.9 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher sales prices and lower interest expense, partially offset by higher raw material prices, lower yield on production, higher energy expense, payroll and related benefits, and higher income tax expense.

NET SALES

        The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitutes approximately 6.8% of total sales for the first quarter of Fiscal 2003 and approximately 8.8% of total sales for the first quarter of Fiscal 2002.

        During the first quarter of Fiscal 2003, net sales increased by $10.0 million (17.0%), to $68.7 million, as compared to $58.7 million during the first quarter of Fiscal 2002, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in an $8.8 million increase in sales in the first quarter of Fiscal 2003, compared to the first quarter of Fiscal 2002, (average yellow grease prices increased 50.4%; average tallow prices increased 51.1%; and average protein prices decreased 1.7%); 2) Finished products purchased for resale increased $1.3 million; 3) Improved recovery of collection expenses, $0.6 million; and 4) Other net increase of $0.3 million; partially offset by 5) Lower yields on production of finished goods decreased sales by $1.0 million.

COST OF SALES AND OPERATING EXPENSES

        Cost of sales and operating expenses include prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in market conditions. Raw materials purchased under formula prices are correlated with specific finished goods prices.

        During the first quarter of Fiscal 2003, cost of sales and operating expenses increased $7.4 million (16.9%) to $51.1 million as compared to $43.7 million during the first quarter of Fiscal 2002 primarily as a result of: 1) Higher raw material prices of $2.5 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 2) Higher energy prices, $1.5 million; 3) Higher finished products purchased for resale increased cost of sales $1.3 million; 4) Higher factory and collection payroll and related benefits of $0.8 million; 5) Higher fleet fuel expense, $0.4 million; 6) Higher insurance expense of $0.3 million; and 7) Other expense increased $0.6 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

        Selling, general and administrative costs were $8.5 million during the first quarter of Fiscal 2003, a $1.3 million increase from $7.2 million for the first quarter of Fiscal 2002, primarily due to increases in employee benefits of $1.1 million, and other increases of $0.2 million.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges decreased $0.4 million to $3.7 million during the first quarter of Fiscal 2003 as compared to $4.1 million during the first quarter of Fiscal 2002. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002.

INTEREST EXPENSE

        Interest expense decreased $3.4 million from $3.9 million during the first quarter of Fiscal 2002 to $0.5 million during the first quarter of Fiscal 2003, primarily due to changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 6 to the consolidated financial statements included elsewhere herein), which reduced interest expense on bank debt by approximately $2.0 million, and due to forbearance fees accrued in the first quarter of Fiscal 2002 of approximately $1.4 million.

OTHER INCOME (EXPENSE)

         Other income (expense) decreased $0.1 million from net other income of $0.7 million during the first quarter of Fiscal 2002 to net other income of $0.6 million during the first quarter of Fiscal 2003, primarily due to inclusion of a gain on extinguishment of debt of $0.8 million, which resulted from retirement of debt with a carrying value of $4.9 million and a cash payment of $4.1 million, due to SFAS 15 accounting, and other net expense of $0.2 million. Included in net other income in the first quarter of Fiscal 2002 was a gain of $1.0 million resulting from insurance proceeds received in excess of net book value of assets destroyed by fire at the Company's Norfolk, NE facility, and other net expense of $0.3 million.

INCOME TAXES

        The Company recorded income tax expense of $2.1 million during the first quarter of Fiscal 2003 based on its estimate of the effective tax rate for the entire year.

CAPITAL EXPENDITURES

        The Company made capital expenditures of $2.7 million and acquired rendering and grease businesses for a net investment of approximately $1.1 million, which included machinery, equipment and routes during the first quarter of Fiscal 2003 compared to capital expenditures of $3.6 million during the first quarter of Fiscal 2002, an increase of $0.2 million.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's bank debt be recognized. As a result the carrying amount of the term loan of $62.5 million exceeds its contractual amount of $52.3 million by $10.2 million at March 29, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.20% at March 29, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

        In connection with the Company's recapitalization and its entry into the Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company's then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10%, which approximates the market yield at the date of issue. The term loan and the revolving credit facility (under which there were no borrowings at the date of the recapitalization) mature on May 10, 2007.

        The Company's Credit Agreement consists of the following elements at March 29, 2003 (in thousands):

Term Loan:
Contractual amount	$ 52,266
SFAS 15 effect	10,187
Carrying amount	$ 62,453
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	8,950
Availability	$ 8,387

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of March 29, 2003, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The classification of long-term debt in the accompanying March 29, 2003 consolidated balance sheet is based on the contractual and excerss cash flow repayment terms of the debt issued under the Credit Agreement pursuant to the recapitalization.

        On March 29, 2003, the Company had working capital of $5.9 million and its working capital ratio was 1.13 to 1 compared to a working capital surplus of $9.2 million and a working capital ratio of 1.19 to 1 on December 28, 2002. At March 29, 2003, the Company had unrestricted cash of $10.7 million and funds available under the revolving credit facility of $8.4 million.

        Net cash provided by operating activities was $4.2 million and $4.9 million in the first quarter ending March 29, 2003 and March 30, 2002, respectively. Cash used by investing activities was $3.8 million during the first quarter ending March 29, 2003 compared to $2.7 million in the first quarter ending March 30, 2002. Net cash used by financing activities was $5.1 million in the first quarter ending March 29, 2003 compared to cash used of $2.9 million in the first quarter ending March 30, 2002, principally due to reductions of long-term debt.

         Based upon current actuarial estimates, the Company does not expect any payments will be necessary in order to meet minimum pension funding requirements during Fiscal 2003.

        The Company's management believes that cash flows from operating activities at the current level in Fiscal 2003, unrestricted cash, and funds available under the credit agreement should be sufficient to meet the Company's working capital needs and capital expenditures for at least the next 12 months.

        The current economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

        The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are favorable, a decline in these prices has the potential to adversely impact the Company's liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices, resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company's liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including the political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management's expectations, or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company's expected material contractual payment obligations, including both on- and off-balance sheet arrangements at March 29, 2003 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Debt	$62,616	$ 8,033	$20,822	$33,761	-
Operating lease obligations	20,298	3,646	5,404	2,264	8,984
Purchase commitments	3,386	3,386	-	-	-
Other liabilities	1,541	1,272	82	80	107
Total	$87,841	$16,337	$26,308	$36,105	$ 9,091

        The Company's off-balance sheet contractual obligations and commercial commitments as of March 29, 2003 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

         The following table summarizes the Company's other commercial commitments, including both on- and off-balance sheet arrangements at March 29, 2003.

Other commercial commitments:
Standby letters of credit	$8,950
Total other commercial commitments:	$8,950

CRITICAL ACCOUNTING POLICIES

         The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

ACCOUNTING MATTERS

        The Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The adoption of SFAS 143 did not have a material effect on the Company's financial statements.

         The Company adopted Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes "forward-looking" statements that involve risks and uncertainties. The words "believe," "anticipate," "expect," "estimate," "intend," and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the consolidated financial statements, and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

        In addition to those factors discussed elsewhere in this report, and in other public filings with the SEC, including, without limitation, under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 28, 2002, important factors that could cause actual results to differ materially from the Company's expectations include: the Company's continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company's control. Among other things, future profitability may be affected by the Company's ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

        As of March 29, 2003, the Company has forward purchase agreements in place for purchases of approximately $2.1 million of natural gas for the period of April and May, 2003, which approximates 62% of the Company's usage for this period.

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
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2003

PART II: Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits None.

(b)	Reports on Form 8-K

Current report on Form 8-K (Item 5) filed on February 3, 2003, attaching a press release announcing that Randall Stuewe was appointed to the Company's Board of Directors and unanimously elected as Chairman of the Board. The current report also disclosed that the Company entered into an employment agreement with Mr. Stuewe, pursuant to which Mr. Stuewe has agreed to serve as the Company's Chief Executive Officer.

Current report on Form 8-K (Item 5) filed on March 27, 2003, attaching a press release announcing the Company's financial results for the fiscal year and fourth quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: May 13, 2003	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: May 13, 2003	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)

DARLING INTERNATIONAL INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 13, 2003

/s/   Randall C. Stuewe

Randall C. Stuewe
Chief Executive Officer

DARLING INTERNATIONAL INC.

CERTIFICATION OF CHIEF FINANCIAL OFFICER
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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 13, 2003

/s/   John O. Muse

John O. Muse
Chief Financial Officer