Form 10-Q
period 2003-06-28
DARLING INTERNATIONAL INC
filed 2003-08-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended June 28, 2003

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 62,325,368 shares of common stock, $0.01 par value, outstanding at August 7, 2003.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2003

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
Item 6. EXHIBITS AND REPORTS ON FORM 8-K	25
Signatures	27

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 28, 2003 and December 28, 2002
(in thousands, except shares and per share data)

                                                                     June 28,      December 28,
                                                                       2003            2002
                                                                    ----------     ------------
ASSETS                                                             (unaudited)
------
Current assets:
     Cash and cash equivalents ...................................   $  15,261      $  15,537
     Accounts receivable .........................................      23,154         24,099
     Inventories .................................................       8,917          7,006
     Prepaid expenses ............................................       7,118          4,975
     Deferred income taxes .......................................       2,637          3,659
     Assets held for sale (note 10) ..............................         968            968
     Other .......................................................          44             63
                                                                     ---------      ---------
         Total current assets ....................................      58,099         56,307

Property, plant and equipment, less accumulated depreciation
   of $156,634 at June 28, 2003 and $153,029 at December 28, 2002       73,172         72,954
Collection routes and contracts, less accumulated amortization of
   $26,020 at June 28, 2003 and $23,956 at December 28, 2002 .....      21,615         23,088
Goodwill, less accumulated amortization of $1,077 at June 28, 2003
   and December 28, 2002 .........................................       4,429          4,429
Deferred loan costs ..............................................       3,269          3,822
Other noncurrent assets ..........................................       2,529          2,312
                                                                     ---------      ---------

                                                                     $ 163,113      $ 162,912
                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt (note 6) ..................   $   7,813      $   8,372
     Accounts payable, principally trade .........................       9,206          9,902
     Accrued expenses ............................................      31,168         28,567
     Accrued interest ............................................         266            314
                                                                     ---------      ---------
         Total current liabilities ...............................      48,453         47,155

Long-term debt, less current portion (note 6) ....................      53,778         60,067
Other non-current liabilities ....................................       7,129          7,518
Deferred income taxes ............................................       2,637          3,659
                                                                     ---------      ---------
         Total liabilities .......................................     111,997        118,399
                                                                     ---------      ---------

Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding (notes 2 and 6) ........       9,296          8,599

Stockholders' equity  (note 6):
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        62,310,368 and 62,302,448 shares issued and outstanding at
        June 28, 2003 and at December 28, 2002, respectively .....         623            623
     Additional paid-in capital ..................................      74,055         74,747
     Treasury stock, at cost;  21,000 shares at June 28, 2003 and
          December 28, 2002 ......................................        (172)          (172)
     Accumulated comprehensive loss ..............................      (3,907)        (3,907)
     Accumulated deficit .........................................     (28,779)       (35,377)
                                                                     ---------      ---------
         Total stockholders' equity ..............................      41,820         35,914
                                                                     ---------      ---------
Contingencies (note 3)
                                                                     $ 163,113      $ 162,912
                                                                     =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months ended June 28, 2003 and June 29, 2002
(in thousands, except per share data)
(unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                              ----------------------------------------------------
                                                                June 28,      June 29,       June 28,      June 29,
                                                                  2003           2002         2003           2002
                                                               ---------    ----------      ---------    ----------

Net sales ..................................................   $  78,536    $  60,189       $ 147,187    $ 118,868
                                                               ---------    ---------       ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses ..................      60,033       44,623         111,083       88,367
     Selling, general and administrative expenses ..........       8,879        8,285          17,399       15,443
     Depreciation and amortization .........................       3,623        3,937           7,280        8,025
                                                               ---------    ---------       ---------    ---------
        Total costs and expenses ...........................      72,535       56,845         135,762      111,835
                                                               ---------    ---------       ---------    ---------
        Operating income ...................................       6,001        3,344          11,425        7,033
                                                               ---------    ---------       ---------    ---------

Other income (expense):
     Interest expense ......................................        (419)      (1,385)           (911)      (5,270)
     Other, net ............................................        (453)         746             130        1,493
                                                               ---------    ---------       ---------    ---------
         Total other expense ...............................        (872)        (639)           (781)      (3,777)
                                                               ---------    ---------       ---------    ---------

Income from continuing operations before income taxes ......       5,129        2,705          10,644        3,256
Income taxes ...............................................      (1,949)      (1,358)         (4,045)      (1,372)
                                                               ---------    ---------       ---------    ---------
     Income from continuing operations .....................       3,180        1,347           6,599        1,884
Discontinued operations
     Loss from discontinued operations, net of tax (note 11)           -          (98)              -          (52)
                                                               ---------    ---------       ---------    ---------
Net income .................................................       3,180        1,249           6,599        1,832
     Preferred dividends and accretion (note 2) ............        (342)        (255)           (697)        (255)
                                                               ---------    ---------       ---------    ---------
     Net income applicable to common shareholders ..........   $   2,838    $     994       $   5,902    $   1,577
                                                               =========    =========       =========    =========

Basic income per share (note 2):
     Continuing operations .................................   $    0.05    $    0.03       $    0.10    $    0.06
     Discontinued operations ...............................           -            -               -            -
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.05    $    0.03       $    0.10    $    0.06
                                                               =========    =========       =========    =========

Diluted income per share (note 2):
     Continuing operations .................................   $    0.05    $    0.03       $    0.09    $    0.06
     Discontinued operations ...............................           -            -               -            -
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.05    $    0.03       $    0.09    $    0.06
                                                               =========    =========       =========    =========

                        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 28, 2003 and June 29, 2002
(in thousands)
(unaudited)

                                                                             Six Months Ended
                                                                        ---------------------------
                                                                          June 28,       June 29,
                                                                            2003           2002
                                                                        ---------------------------
Cash flows from operating activities:
     Income from continuing operations ................................   $   6,599      $   1,884
     Adjustments to reconcile net income to
      net cash provided by continuing operating activities:
        Depreciation and amortization .................................       7,280          8,025
        Gain on disposal of property, plant, equipment and other assets         (11)        (1,612)
        Gain on early extinguishment of debt ..........................        (555)             -
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................         945          3,828
         Inventories and prepaid expenses .............................      (4,054)        (3,799)
         Accounts payable and accrued expenses ........................       1,905          2,251
         Accrued interest .............................................          48          2,635
         Other ........................................................        (248)        (1,500)
                                                                          ---------      ---------
Net cash provided by continuing operations ............................      11,909         11,712
Net cash provided by discontinued operations ..........................           -            550
                                                                          ---------      ---------
             Net cash provided by operating activities ................      11,909         12,262
                                                                          ---------      ---------

Cash flows from investing activities:
     Capital expenditures .............................................      (4,876)        (7,398)
     Business acquisitions ............................................      (1,131)             -
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................          28          1,604
                                                                          ---------      ---------
              Net cash used by investing activities ...................      (5,979)        (5,794)
                                                                          ---------      ---------

Cash flows from financing activities:
     Proceeds from debt ...............................................     102,662         94,034
     Payments on debt .................................................    (108,692)       (98,339)
     Common and preferred stock issuance costs ........................           -         (2,840)
     Paid in capital on common stock issued ...........................           4              -
     Contract payments ................................................        (180)          (196)
                                                                          ---------      ---------
              Net cash used by financing activities ...................      (6,206)        (7,341)
                                                                          ---------      ---------

Net decrease in cash and cash equivalents .............................        (276)          (873)
Cash and cash equivalents at beginning of period ......................      15,537          3,668
                                                                          ---------      ---------
Cash and cash equivalents at end of period ............................   $  15,261      $   2,795
                                                                          =========      =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................   $   1,950      $   2,635
                                                                          =========      =========
         Income taxes, net of refunds .................................   $   2,772      $     619
                                                                          =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 28, 2003
(unaudited)

(1)	GENERAL

The accompanying consolidated financial statements for the three month and six month periods ended June 28, 2003 and June 29, 2002 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in order to conform to the current year presentation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of June 28, 2003, and include the 13 and 26 weeks ended June 28, 2003, and the 13 and 26 weeks ended June 29, 2002.

(c)	Earnings per Share

Basic and diluted net income per common share are computed by dividing net income applicable to common shareholders by the weighted average number of common stock shares outstanding during the period. On May 13, 2002, the Company consummated a recapitalization and issued 46,705,086 shares of common stock (see note 6).

The weighted average common shares used for basic income per common share were 62,288,761 and 40,205,067 for the three months ended June 28, 2003 and June 29, 2002, respectively.

The weighted average common shares used for basic income per common share were 62,285,215 and 27,886,714 for the six months ended June 28, 2003 and June 29, 2002, respectively.

The weighted average common shares used for diluted income per common share were 63,319,233 and 40,492,519 for the three months ended June 28, 2003 and June 29, 2002, respectively.

The weighted average common shares used for diluted income per common share were 63,302,720 and 28,195,264 for the six months ended June 28, 2003 and June 29, 2002, respectively.

1,062,430 outstanding stock options were excluded from diluted income per common share for the three months ended June 28, 2003, as the effect was antidilutive; and 2,193,051 outstanding stock options were excluded from diluted income per common share for the three months ended June 29, 2002, as the effect was antidilutive.

(d)	Accounting for Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by the provisions of SFAS No. 123.

The following table illustrates the effect on net income and basic income per share if the fair value based method had been applied to all outstanding and vested awards in each period (in thousands, except for per share data):

	Three Months Ended				Six Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	amount	per share	amount	per share	amount	per share	amount	per share
Reported net income applicable to common shareholders	$2,838	$0.05	$ 994	$ 0.03	$5,902	$0.10	$1,577	$0.06
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(95)	(0.01)	(32)	(0.01)	(189)	(0.01)	(64)	(0.01)
Pro forma	$2,743	$0.04	$962	$0.02	$5,713	$0.09	$1,513	$0.05

(e)	New Accounting Standards

The Company adopted Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, on December 29, 2002, the first day of Fiscal 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, on December 29, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 20, 2003. The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect the adoption of this standard to have an impact on the Company’s consolidated financial statements.

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 will affect accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.3 million and accumulated preferred stock dividends payable of $0.7 million at June 28, 2003, and was part of the Company’s recapitalization discussed in Note 6, and elsewhere, herein. The Company’s preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatory redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. The Company has followed this accounting policy since the issuance of the preferred stock. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion are estimated to be approximately $0.3 million and $0.3 million in the third and fourth quarters of Fiscal 2003, respectively, and are estimated to be approximately $1.2 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At June 28, 2003, and December 28, 2002, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $11.8 million and $14.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Rendering:
Trade	$51,328	$42,399	$97,481	$84,992
Intersegment	5,966	8,617	12,875	16,460
	57,294	51,016	110,356	101,452
Restaurant Services:
Trade	27,208	17,790	49,706	33,876
Intersegment	4,138	1,886	7,141	3,862
	31,346	19,676	56,847	37,738
Eliminations	(10,104)	(10,503)	(20,016)	(20,322)
Total	$78,536	$60,189	$147,187	$118,868

Business Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Rendering	$5,925	$4,849	$10,736	$8,952
Restaurant Services	5,785	3,956	11,818	7,795
Corporate Activities	(8,111)	(6,073)	(15,044)	(9,593)
Interest Expense	(419)	(1,385)	(911)	(5,270)
Income from continuing operations	$3,180	$1,347	$6,599	$1,884

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of “Fresh Start Reporting” is not considered in the measure of operating segment profit and is included in Corporate Activities.

Business Segment Assets (in thousands):

	June 28, 2003	December 28, 2002
Rendering	$ 52,015	$ 55,425
Restaurant Services	15,670	12,104
Combined Rendering/Restaurant Services	63,408	62,744
Corporate Activities	32,020	32,639
Total	$163,113	$162,912

(5)	INCOME TAXES

The Company has provided income taxes for the three and six month periods ended June 28, 2003, based on its estimate of the effective tax rate for the entire 2003 fiscal year.

In determining whether its deferred tax assets are more likely to be recoverable than not recoverable, the Company assessed its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, tax planning strategies, and the extent of evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses and recent favorable operating results do not provide sufficient historical evidence at this time of sustained future profitability sufficient to result in taxable income against which the net operating losses can be carried forward and utilized.

(6)	RECAPITALIZATION

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders.

The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s debt be recognized. As a result, the carrying amount of the term loan of $61.5 million exceeds its contractual amount of $52.0 million by $9.5 million at June 28, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.53% at June 28, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt, with the result that the effective interest rate is less than the contract rate because a portion of the future cash payment is applied in accordance with SFAS 15 to reduce the carrying amount of the debt, rather than being applied to and included in interest expense.

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

The Company’s Credit Agreement consists of the following elements at June 28, 2003 (in thousands):

Term Loan:
Contractual amount	$ 51,966
SFAS 15 effect	9,491
Carrying amount	$ 61,457
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	10,450
Availability	$ 6,887

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of June 28, 2003, no cash dividends could be paid to the Company’s stockholders pursuant to the Credit Agreement.

(7)	DERIVATIVE INSTRUMENTS

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

Through June 28, 2003, the Company had forward purchase agreements in place for purchases of approximately $4.2 million of natural gas for the months of July, August and September, 2003, which approximates 85% of the Company’s usage for these months. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2002 and the first six months of Fiscal 2003. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, because they qualify as normal purchases as defined in the standard.

(8)	COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. In accordance with SFAS 130, the Company has presented the components of comprehensive income or loss in its consolidated balance sheets.

(9)	REVENUE RECOGNITION

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

	June 28, 2003	December 28, 2002
Petaluma, CA	$ 497	$ 497
Billings, MT	421	421
Goldsboro, NC	50	50
	$968	$968

Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for Impairment of Disposal of Long-Lived Assets, the assets remain classified as property, plant and equipment.

(11)	DISCONTINUED OPERATIONS

On October 18, 2002, the Company sold the Company's Linkwood, Maryland rendering plant to a third party purchaser for cash consideration of $4.3 million, net of applicable costs of selling the plant location. Results of operations of the Linkwood facility were previously included in results of the Company's Rendering segment, and have been reclassified to Discontinued Operations in the accompanying consolidated statements of operations. Revenues, costs and expenses, net of applicable taxes, of the plant are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenue	$ -	$2,030	$ -	$5,310
Cost of sales and operating expenses	-	1,763	-	4,625
Selling, general and administrative	-	68	-	135
Depreciation and amortization	-	297	-	602
Total costs and expenses	-	2,128	-	5,362
Operating and pretax loss, now classified as loss from discontinued operations	-	(98)	-	(52)
Income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$ -	$ (98)	$ -	$ (52)

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED JUNE 28, 2003

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes factors affecting the Company's results of operations for the three and six months ended June 28, 2003 and June 29, 2002, and information with respect to the liquidity and capital resources of the Company at June 28, 2003.

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

RESULTS OF OPERATIONS

        Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

GENERAL

        The Company recorded income from continuing operations of $3.2 million for the second quarter of the fiscal year ending January 3, 2004 ("Fiscal 2003"), as compared to income from continuing operations of $1.3 million for the second quarter of the fiscal year ended December 28, 2002 ("Fiscal 2002"), an improvement of $1.9 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher sales prices and lower interest expense, partially offset by higher raw material prices, higher energy expense, higher payroll and related benefits, and higher income tax expense.

NET SALES

        The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitutes approximately 6.6% of total sales for the second quarter of Fiscal 2003 and approximately 7.6% of total sales for the second quarter of Fiscal 2002.

        During the second quarter of Fiscal 2003, net sales increased by $18.3 million (30.4%), to $78.5 million, as compared to $60.2 million during the second quarter of Fiscal 2002, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in an $13.7 million increase in sales in the second quarter of Fiscal 2003, compared to the second quarter of Fiscal 2002, (average yellow grease prices increased 44.5%; average tallow prices increased 45.4%; and average protein prices decreased 1.5%); 2) Finished products purchased for resale increased $3.4 million; 3) Improved recovery of collection expenses, $0.8 million; and 4) Other net increase of $0.4 million.

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

        During the second quarter of Fiscal 2003, cost of sales and operating expenses increased $15.4 million (34.5%) to $60.0 million as compared to $44.6 million during the second quarter of Fiscal 2002 primarily as a result of: 1) Higher raw material prices of $6.8 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 2) Higher finished products purchased for resale increased cost of sales $3.4 million; 3) Higher energy prices, $1.9 million; 4) Higher factory and collection payroll and related benefits of $1.4 million; 5) Higher fleet fuel expense, $0.4 million; 6) Higher sewage disposal expense of $0.4 million; 7) Higher insurance expense of $0.3 million; and 8) Other expense increased $0.8 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

        Selling, general and administrative costs were $8.9 million during the second quarter of Fiscal 2003, a $0.6 million increase from $8.3 million for the second quarter of Fiscal 2002, primarily due to increases in legal expenses of $0.3 million, marketing expenses of $0.1 million, and other increases of $0.2 million.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges decreased $0.3 million to $3.6 million during the second quarter of Fiscal 2003 as compared to $3.9 million during the second quarter of Fiscal 2002. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002 and Fiscal 2003.

INTEREST EXPENSE

        Interest expense decreased $1.0 million from $1.4 million during the second quarter of Fiscal 2002 to $0.4 million during the second quarter of Fiscal 2003, primarily due to changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 6 to the consolidated financial statements included elsewhere herein), which reduced interest expense on bank debt by approximately $1.1 million, partially offset by higher bank and letter of credit fees included in interest expense of $0.1 million.

OTHER INCOME (EXPENSE)

        Other income (expense) decreased $1.2 million from net other income of $0.7 million during the second quarter of Fiscal 2002 to net other expense of $0.5 million during the second quarter of Fiscal 2003, primarily due to gain on insurance proceeds received in excess of net book value of assets destroyed by fire at the Company's Norfolk, Nebraska plant of $0.7 million during the second quarter of Fiscal 2002, and other net expense of $0.5 million in the second quarter of Fiscal 2003.

INCOME TAXES

        The Company recorded income tax expense of $1.9 million during the second quarter of Fiscal 2003 based on its estimate of the effective tax rate for the entire year.

CAPITAL EXPENDITURES

        The Company made capital expenditures of $2.2 million during the second quarter of Fiscal 2003 compared to capital expenditures of $3.8 million during the second quarter of Fiscal 2002, a decrease of $1.6 million, primarily due to capital investment in the expansion of the Company's Sioux City, Iowa plant location incurred in Fiscal 2002.

        Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

GENERAL

        The Company recorded income from continuing operations of $6.6 million for the first six months of the fiscal year ending January 3, 2004 ("Fiscal 2003"), as compared to income from continuing operations of $1.9 million for the first six months of the fiscal year ended December 28, 2002 ("Fiscal 2002"), an improvement of $4.7 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher sales prices and lower interest expense, partially offset by higher raw material prices, higher energy expense, higher payroll and related benefits, and higher income tax expense.

NET SALES

        Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitutes approximately 6.7% of total sales for the first six months of Fiscal 2003 and approximately 8.2% of total sales for the first six months of Fiscal 2002.

        During the first six months of Fiscal 2003, net sales increased by $28.3 million (23.8%), to $147.2 million, as compared to $118.9 million during the first six months of Fiscal 2002, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in an $22.5 million increase in sales in the first six months of Fiscal 2003, compared to the first six months of Fiscal 2002 (average yellow grease prices increased 47.4%; average tallow prices increased 47.6%; and average protein prices decreased 1.9%); 2) Finished products purchased for resale increased $5.2 million; 3) Improved recovery of collection expenses, $1.4 million; and 4) Other net decreases of $0.8 million.

COST OF SALES AND OPERATING EXPENSES

         During the first six months of Fiscal 2003, cost of sales and operating expenses increased $22.7 million (25.7%) to $111.1 million as compared to $88.4 million during the first six months of Fiscal 2002 primarily as a result of: 1) Higher raw material prices of $9.3 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 2) Higher finished products purchased for resale increased cost of sales $5.2 million; 3) Higher energy prices, $3.4 million; 4) Higher factory and collection payroll and related benefits of $2.2 million; 5) Higher fleet fuel expense, $0.8 million; 6) Higher insurance expense of $0.6 million; and 7) Other expense increased $1.2 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $17.4 million during the first six months of Fiscal 2003, a $2.0 million increase from $15.4 million for the first six months of Fiscal 2002, primarily due to increases in employee benefits of $1.0 million, increased legal expense of $0.4 million, increased professional fees of $0.3 million, and other increases of $0.3 million.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges decreased $0.7 million to $7.3 million during the first six months of Fiscal 2003 as compared to $8.0 million during the first six months of Fiscal 2002. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002 and Fiscal 2003.

INTEREST EXPENSE

         Interest expense decreased $4.4 million from $5.3 million during the first six months of Fiscal 2002 to $0.9 million during the first six months of Fiscal 2003, primarily due to changes resulting from the effect of the provisions of Statement 15 as it applies to the Company's May 13, 2002, Recapitalization Agreement (see note 6 to the consolidated financial statements included elsewhere herein), which reduced interest expense in Fiscal 2003 on bank debt by approximately $3.1 million, and due to forbearance fees accrued in the first six months of Fiscal 2002 of approximately $1.7 million, partially offset by higher amortization of deferred loan costs of $0.3 million and by higher letter of credit fees included in interest expense of $0.1 million.

OTHER INCOME (EXPENSE)

        Other income (expense) decreased $1.4 million from net other income of $1.5 million during the first six months of Fiscal 2002 to net other income of $0.1 million during the first six months of Fiscal 2003, primarily due to inclusion of a gain on extinguishment of debt of $0.6 million during the first six months of Fiscal 2003, which resulted from retirement of debt with a carrying value, net of related unamortized debt issuance costs, of $4.7 million and a cash payment of $4.1 million, due to SFAS 15 accounting, and other net expense of $0.5 million. Included in net other income in the first six months of Fiscal 2002 was a gain of $1.7 million resulting from insurance proceeds received in excess of net book value of assets destroyed by fire at the Company's Norfolk, Nebraska facility, and other net expense of $0.2 million.

INCOME TAXES

         The Company recorded income tax expense of $4.0 million during the first six months of Fiscal 2003 based on its estimate of the effective tax rate for the entire year.

CAPITAL EXPENDITURES

         The Company made capital expenditures of $4.9 million and acquired rendering and grease businesses for a net investment of approximately $1.1 million, which included machinery, equipment and routes during the first six months of Fiscal 2003 compared to capital expenditures of $7.4 million during the first six months of Fiscal 2002, a decrease of $1.4 million, primarily due to capital investment in the expansion of the Company's Sioux City, Iowa plant location incurred in Fiscal 2002.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company's bank debt be recognized. As a result the carrying amount of the term loan of $61.5 million exceeds its contractual amount of $52.0 million by $9.5 million at June 28, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.53% at June 28, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt, with the result that the effective interest rate is less than the contract rate because a portion of the future cash payment is applied in accordance with SFAS 15 to reduce the carrying amount of the debt, rather than being applied to and included in interest expense.

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

        The Company's Credit Agreement consists of the following elements at June 28, 2003 (in thousands):

Term Loan:
Contractual amount	$ 51,966
SFAS 15 effect	9,491
Carrying amount	$ 61,457
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	10,450
Availability	$ 6,887

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of June 28, 2003, no cash dividends could be paid to the Company's stockholders pursuant to the Credit Agreement.

         The classification of long-term debt in the accompanying June 28, 2003 consolidated balance sheet is based on the contractual and excess cash flow repayment terms of the debt issued under the Credit Agreement pursuant to the recapitalization.

        On June 28, 2003, the Company had working capital of $9.6 million and its working capital ratio was 1.20 to 1 compared to working capital of $9.2 million and a working capital ratio of 1.19 to 1 on December 28, 2002. At June 28, 2003, the Company had unrestricted cash of $15.1 million and funds available under the revolving credit facility of $6.9 million.

        Net cash provided by operating activities was $11.9 million and $12.3 million for the six months ended June 28, 2003 and June 29, 2002, respectively. Cash used by investing activities was $6.0 million for the six months ended June 28, 2003 compared to $5.8 million in the six months ended June 29, 2002. Net cash used by financing activities was $6.2 million in the six months ended June 28, 2003 compared to cash used of $7.3 million in the six months ended June 29, 2002, principally due to reductions of long-term debt.

         Based upon current actuarial estimates, the Company does not expect any payments will be necessary in order to meet minimum pension funding requirements during Fiscal 2003. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company's pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

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

         The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are favorable, a decline in these prices has the potential to adversely impact the Company's liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices, resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company's liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management's expectations, or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following table summarizes the Company's expected material contractual payment obligations, including both on- and off-balance sheet arrangements at June 28, 2003 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Debt	$61,591	$ 7,813	$21,722	$32,056	-
Operating lease obligations	19,513	3,705	4,954	2,421	$8,433
Purchase commitments	6,728	6,728	-	-	-
Other liabilities	716	456	162	98	-
Total	$88,548	$18,702	$26,838	$34,575	$ 8,433

        The Company's off-balance sheet contractual obligations and commercial commitments as of June 28, 2003 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

         The following table summarizes the Company's other commercial commitments, including both on- and off-balance sheet arrangements at June 28, 2003.

Other commercial commitments:
Standby letters of credit	$10,450
Total other commercial commitments:	$10,450

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

ACCOUNTING MATTERS

        The Company adopted Statement of Financial Accounting Standard No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations,on December 29, 2002 (the first day of Fiscal 2003). The adoption of SFAS 143 did not have a material effect on the Company's financial statements.

         The Company adopted Statement of Financial Accounting Standard No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, on December 29, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 20, 2003. The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect the adoption of this standard to have an impact on the Company's consolidated financial statements.

         The Company adopted Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 will affect accounting for the Company's 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.3 million and accumulated preferred stock dividends payable of $0.7 million at June 28, 2003, and was part of the Company's recapitalization discussed in Note 6, and elsewhere, herein. The Company's preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatory redeemable financial instruments, such as the Company's preferred stock, be reported as a liability rather than as a component of stockholders' equity. The Company has followed this accounting policy since the issuance of the preferred stock. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion are estimated to be approximately $0.3 million and $0.3 million in the third and fourth quarters of Fiscal 2003, respectively, and are estimated to be approximately $1.2 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date.

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

        As of June 28, 2003, the Company has forward purchase agreements in place for purchases of approximately $4.2 million of natural gas for the months of July, August and September, 2003, which approximates 85% of the Company's usage for these months.

Item 4.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.  As required by Exchange Act Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

         Changes in Internal Control Over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2003

PART II: Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The matters voted upon at the annual meeting of stockholders held on May 13, 2003 were as follows:

        The election of five directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For	59,828,476	Against/Withheld	5,490
O. Thomas Albrecht
For	59,828,476	Against/Withheld	5,490
Fredric J. Klink
For	59,768,376	Against/Withheld	65,590
Charles Macaluso
For	59,827,476	Against/Withheld	6,490
Richard A. Peterson
For	41,895,869	Against/Withheld	17,938,097

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2002, among Darling International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks.
10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2002, among Darling International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks.
10.3	Third Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2003, among Darling International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks.
10.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2003, among Darling International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks.

10.5	Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and Randall C. Stuewe.
10.6	Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John O. Muse, the Chief Financial Officer of the Company.

(b)	Reports on Form 8-K

Current report on Form 8-K (Item 5) filed on May 28, 2003, attaching a press release announcing that BMO Nesbitt Burns, a Chicago-based investment banking firm, had been engaged at the direction of the Company's Board of Directors to assist the Company in the exploration of its strategic alternatives to enhance shareholder value and liquidity.

Current report on Form 8-K (Item 9 and 12) filed on May 13, 2003, attaching a press release announcing the Company's financial results for first quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: August 12, 2003	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: August 12, 2003	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)