Form 10-Q
period 2003-09-27
DARLING INTERNATIONAL INC
filed 2003-11-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended September 27, 2003

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 63,306,244 shares of common stock, $0.01 par value, outstanding at November 10, 2003.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	26
Signatures	27

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 27, 2003 and December 28, 2002
(in thousands, except shares and per share data)

                                                                      September 27,   December 28,
                                                                              2003           2002
                                                                     -------------    ------------
ASSETS                                                                 (unaudited)
------
Current assets:
     Cash and cash equivalents ........................................   $  15,775    $  15,537
     Accounts receivable ..............................................      29,497       24,099
     Inventories ......................................................       7,560        7,006
     Prepaid expenses .................................................       6,116        4,975
     Deferred income taxes ............................................       3,447        3,659
     Assets held for sale (note 10) ...................................         968          968
     Other ............................................................          25           63
                                                                          ---------    ---------
         Total current assets .........................................      63,388       56,307

Property, plant and equipment, less accumulated depreciation
   of $158,753 at September 27, 2003 and $153,029 at December 28, 2002       73,460       72,954
Collection routes and contracts, less accumulated amortization of
   $27,044 at September 27, 2003 and $23,956 at December 28, 2002 .....      20,591       23,088
Goodwill, less accumulated amortization of $1,077 at September 27, 2003
   and December 28, 2002 ..............................................       4,429        4,429
Deferred loan costs ...................................................       3,076        3,822
Other noncurrent assets ...............................................       2,520        2,312
                                                                          ---------    ---------

                                                                          $ 167,464    $ 162,912
                                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt (note 6) .......................   $   8,656    $   8,372
     Accounts payable, principally trade ..............................      10,327        9,902
     Accrued expenses .................................................      29,727       28,567
     Accrued interest .................................................         264          314
                                                                          ---------    ---------
         Total current liabilities ....................................      48,974       47,155

Long-term debt, less current portion (note 6) .........................      51,993       60,067
Other non-current liabilities .........................................       7,106        7,518
Deferred income taxes .................................................       3,447        3,659
Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding (notes 2, 6 and 12) .........       8,952            -
                                                                          ---------    ---------
         Total liabilities ............................................     120,472      118,399
                                                                          ---------    ---------

Redeemable Preferred Stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding (notes 2, 6 and 12) .........           -        8,599

Stockholders' equity  (note 6):
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        63,021,304 and 62,302,448 shares issued at September 27, 2003
        and at December 28, 2002, respectively ........................         630          623
     Additional paid-in capital .......................................      76,491       74,747
     Treasury stock, at cost;  21,000 shares at September 27, 2003 and
          December 28, 2002 ...........................................        (172)        (172)
     Accumulated comprehensive loss ...................................      (3,907)      (3,907)
     Accumulated deficit ..............................................     (26,050)     (35,377)
                                                                          ---------    ---------
         Total stockholders' equity ...................................      46,992       35,914
                                                                          ---------    ---------
Contingencies (note 3)
                                                                          $ 167,464    $ 162,912
                                                                          =========    =========

    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months ended September 27, 2003 and September 28, 2002
(in thousands, except per share data)

(unaudited)

                                                                 Three Months Ended           Nine Months Ended
                                                           ----------------------------  ----------------------------
                                                           September 27,  September 28,  September 27,  September 28,
                                                                  2002         2003             2002         2003
                                                           -------------  ------------   -------------  ------------

Net sales ..................................................   $  80,723    $  72,969       $ 227,910    $ 191,837
                                                               ---------    ---------       ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses ..................      62,839       54,308         173,922      142,676
     Selling, general and administrative expenses ..........       8,570        7,333          25,969       22,776
     Depreciation and amortization .........................       3,678        4,246          10,958       12,271
                                                               ---------    ---------       ---------    ---------
        Total costs and expenses ...........................      75,087       65,887         210,849      177,723
                                                               ---------    ---------       ---------    ---------
        Operating income ...................................       5,636        7,082          17,061       14,114
                                                               ---------    ---------       ---------    ---------

Other income (expense):
     Interest expense ......................................        (716)        (700)         (1,627)      (5,971)
     Other, net ............................................        (140)        (233)            (10)       1,261
                                                               ---------    ---------       ---------    ---------
         Total other expense ...............................        (856)        (933)         (1,637)      (4,710)
                                                               ---------    ---------       ---------    ---------

Income from continuing operations before income taxes ......       4,780        6,149          15,424        9,404
Income taxes ...............................................      (2,052)      (2,362)         (6,097)      (3,733)
                                                               ---------    ---------       ---------    ---------
     Income from continuing operations .....................       2,728        3,787           9,327        5,671
Discontinued operations
     Loss from discontinued operations, net of tax (note 11)           -         (334)              -         (386)
                                                               ---------    ---------       ---------    ---------
Net income .................................................       2,728        3,453           9,327        5,285
     Preferred dividends and accretion (note 2) ............           -         (375)           (697)        (630)
                                                               ---------    ---------       ---------    ---------
     Net income applicable to common shareholders ..........   $   2,728    $   3,078       $   8,630    $   4,655
                                                               =========    =========       =========    =========

Basic income per share (note 2):
     Continuing operations .................................   $    0.04    $    0.06       $    0.14    $    0.13
     Discontinued operations ...............................           -        (0.01)              -        (0.01)
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.04    $    0.05       $    0.14    $    0.12
                                                               =========    =========       =========    =========

Diluted income per share (note 2):
     Continuing operations .................................   $    0.04    $    0.06       $    0.14    $    0.13
     Discontinued operations ...............................           -        (0.01)              -        (0.01)
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.04    $    0.05       $    0.14    $    0.12
                                                               =========    =========       =========    =========

              The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 27, 2003 and September 28, 2002
(in thousands)
(unaudited)

                                                                               Nine Months Ended
                                                                         ---------------------------
                                                                         September 27,  September 28,
                                                                             2003           2002
                                                                         ------------   -------------

Cash flows from operating activities:
     Income from continuing operations ................................   $   9,327       $   5,671
     Adjustments to reconcile net income to
      net cash provided by continuing operating activities:
        Depreciation and amortization .................................      10,958          12,271
        Gain on disposal of property, plant, equipment and other assets         (52)         (1,558)
        Gain on early extinguishment of debt ..........................        (555)              -
        Preferred stock dividend and discount accretion ...............         252               -
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................      (5,398)          1,253
         Inventories and prepaid expenses .............................      (1,695)         (1,720)
         Accounts payable and accrued expenses ........................       1,762           4,594
         Accrued interest .............................................         (50)          2,310
         Other ........................................................         493             779
                                                                          ---------       ---------
Net cash provided by continuing operations ............................      15,042          23,600
Net cash provided by discontinued operations ..........................           -             954
                                                                          ---------       ---------
             Net cash provided by operating activities ................      15,042          24,554
                                                                          ---------       ---------

Cash flows from investing activities:
     Capital expenditures .............................................      (7,823)         (9,807)
     Business acquisitions ............................................      (1,131)              -
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................          75           1,622
                                                                          ---------       ---------
              Net cash used by investing activities ...................      (8,879)         (8,185)
                                                                          ---------       ---------

Cash flows from financing activities:
     Proceeds from debt ...............................................     157,486         141,665
     Payments on debt .................................................    (164,459)       (147,676)
     Common and preferred stock issuance costs ........................           -          (4,043)
     Proceeds from common stock issued ................................       1,316               -
     Contract payments ................................................        (268)           (289)
                                                                          ---------       ---------
              Net cash used by financing activities ...................      (5,925)        (10,343)
                                                                          ---------       ---------

Net increase in cash and cash equivalents .............................         238           6,026
Cash and cash equivalents at beginning of period ......................      15,537           3,668
                                                                          ---------       ---------
Cash and cash equivalents at end of period ............................   $  15,775       $   9,694
                                                                          =========       =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................   $   2,846       $   3,661
                                                                          =========       =========
         Income taxes, net of refunds .................................   $   5,000       $     619
                                                                          =========       =========

                    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 27, 2003
(unaudited)

(1)	GENERAL

The accompanying consolidated financial statements for the three month and nine month periods ended September 27, 2003 and September 28, 2002 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in order to conform to the current year presentation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 27, 2003, and include the 13 and 39 weeks ended September 27, 2003, and the 13 and 39 weeks ended September 28, 2002.

(c)	Earnings per Share

Basic and diluted net income per common share are computed by dividing net income applicable to common shareholders by the weighted average number of common stock shares outstanding during the period. On May 13, 2002, the Company consummated a recapitalization and issued 46,705,086 shares of common stock (see note 6).

The weighted average common shares used for basic income per common share were 62,408,893 and 60,280,657 for the three months ended September 27, 2003 and September 28, 2002, respectively.

The weighted average common shares used for basic income per common share were 62,326,441 and 39,351,362 for the nine months ended September 27, 2003 and September 28, 2002, respectively.

The weighted average common shares used for diluted income per common share were 63,322,475 and 62,437,054 for the three months ended September 27, 2003 and September 28, 2002, respectively.

The weighted average common shares used for diluted income per common share were 63,158,375 and 39,418,588 for the nine months ended September 27, 2003 and September 28, 2002, respectively.

981,430 outstanding stock options were excluded from diluted income per common share at September 27, 2003, as the effect was antidilutive; and 1,647,430 outstanding stock options were excluded from diluted income per common share at September 28, 2002, as the effect was antidilutive.

(d)	Accounting for Stock-Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by the provisions of SFAS 123.

The following table illustrates the effect on net income and basic and diluted income per share if the fair value based method had been applied to all outstanding and vested awards in each period (in thousands, except for per share data):

	Three Months Ended				Nine Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002
	amount	per share	amount	per share	amount	per share	amount	per share
Reported net income applicable to common shareholders	$2,728	$0.04	$3,078	$ 0.05	$8,630	$0.14	$4,655	$0.12
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(222)	-	(31)	-	(411)	(0.01)	(95)	-
Pro forma	$2,506	$0.04	$3,047	$0.05	$8,219	$0.13	$4,560	$0.12

(e)	New Accounting Standards

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 20, 2003. The Company adopted SFAS 149 in the third quarter of 2003. Adoption of SFAS 149 did not have an impact on the Company’s consolidated financial statements.

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affects accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.0 million including accumulated preferred stock dividends payable of $0.9 million at September 27, 2003, and was part of the Company’s recapitalization discussed in Note 6, and elsewhere, herein. The Company’s preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion are estimated to be approximately $0.3 million in the fourth quarter of Fiscal 2003, and are estimated to be approximately $1.1 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date. See Note 12 for information related to adoption of SFAS 150.

(3)	CONTINGENCIES

LITIGATION Melvindale

A group of residents living near the Company's Melvindale, Michigan plant filed suit, purportedly on behalf of a class of persons similarly situated ("Melvindale I"). The class was been certified for injunctive relief only. The court declined to certify a damage class but permitted approximately 300 people to join the lawsuit as plaintiffs. The suit is based on legal theories of trespass, nuisance and negligence and/or gross negligence, and is pending in the United States District Court, Eastern District of Michigan. Plaintiffs allege that emissions to the air, particularly odor, from the plant have reduced the value and enjoyment of Plaintiffs' property, and Plaintiffs seek unspecified compensatory and exemplary damages in an amount in excess of $25,000 per Plaintiff and unspecified injunctive relief. In a lawsuit with similar factual allegations, also pending in United States District Court, Eastern District of Michigan, the City of Melvindale filed suit against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances seeking damages and declaratory and injunctive relief. The court dismissed the trespass counts in both lawsuits. The property damage claims in Melvindale I were dismissed, and all of the damage claims in the suit filed by the City of Melvindale were dismissed. The City of Melvindale now seeks unspecified injunctive relief. In April, 2002, a group of residents living near the Company's Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I filed a suit in Wayne County Circuit Court ("Melvindale II"). Plaintiffs in Melvindale II rely on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. However, the Melvindale II Plaintiffs seek only damages in an amount of more than $25,000 and less than $75,000 per member of the putative class and do not seek injunctive relief. No action has been taken by the court in Melvindale II with respect to class certification. The Company has reached a satisfactory settlement agreement that will resolve all three of these lawsuits, subject to certain conditions including final approval of the Court. The settlement has received preliminary approval from the Court; and the Court has entered an order providing for the process, including notice to a settlement only class, of final evaluation and judgement regarding the settlement.

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the "Site"). DMJ Associates (DMJ), which holds a mortgage on the Site, has filed suit against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the "Disposal Facility"), and companies that disposed of wastes at the Disposal Facility (the "Generator Defendants"). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ's claim against the Company. As a result, the Company is unable to estimate its potential liability, if any, from this lawsuit. The Company's information suggests that it did not contribute in any material way to any contamination that may exist at the Site. The Company is actively defending the suit

Sauget, Illinois

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At September 27, 2003, and December 28, 2002, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities, was approximately $11.7 million and $14.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Rendering:
Trade	$51,967	$44,886	$149,448	$129,878
Intersegment	8,113	9,691	20,988	26,151
	60,080	54,577	170,436	156,029
Restaurant Services:
Trade	28,756	28,083	78,462	61,959
Intersegment	3,720	2,912	10,861	6,774
	32,476	30,995	89,323	68,733
Eliminations	(11,833)	(12,603)	(31,849)	(32,925)
Total	$80,723	$72,969	$227,910	$191,837

Business Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Rendering	$5,269	$6,780	$16,005	$15,732
Restaurant Services	5,586	5,045	17,404	12,840
Corporate Activities	(7,411)	(7,337)	(22,455)	(16,930)
Interest Expense	(716)	(701)	(1,627)	(5,971)
Income from continuing operations	$2,728	$3,787	$9,327	$5,671

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" is not considered in the measure of operating segment profit and is included in Corporate Activities.

Business Segment Assets (in thousands):

	September 27, 2003	December 28, 2002
Rendering	$ 51,048	$ 55,425
Restaurant Services	14,206	12,104
Combined Rendering/Restaurant Services	68,058	62,744
Corporate Activities	34,152	32,639
Total	$167,464	$162,912

(5)	INCOME TAXES

The Company has provided income taxes for the three and nine month periods ended September 27, 2003, based on its estimate of the effective tax rate for the entire 2003 fiscal year.

In determining whether its deferred tax assets are more likely to be recoverable than not recoverable, the Company assessed its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, tax planning strategies, and the extent of evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses. Recent favorable operating results may enable the Company to utilize net operating losses to reduce taxable income in Fiscal 2003. Operating results may vary from year to year due to factors beyond the control of management of the Company. No assurance can be given that the Company will be able to utilize net operating losses in the future.

(6)	RECAPITALIZATION

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders.

The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s debt be recognized. As a result, the carrying amount of the term loan of $60.5 million exceeds its contractual amount of $51.7 million by $8.8 million at September 27, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.61% at September 27, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt, with the result that the effective interest rate is less than the contract rate because a portion of the future cash payment is applied in accordance with SFAS 15 to reduce the carrying amount of the debt, rather than being applied to and included in interest expense.

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

The Company’s Credit Agreement consists of the following elements at September 27, 2003 (in thousands):

Term Loan:
Contractual amount	$ 51,666
SFAS 15 effect	8,858
Carrying amount	$ 60,524
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	10,450
Availability	$ 6,887

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of September 27, 2003, no cash dividends could be paid to the Company’s stockholders pursuant to the Credit Agreement.

(7)	DERIVATIVE INSTRUMENTS

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

Through September 27, 2003, the Company had forward purchase agreements in place for purchases of approximately $5.1 million of natural gas for the months of October, November and December 2003, and January, February and March 2004, which approximates 53.1% of the Company’s usage for these months. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2002 and the first nine months of Fiscal 2003. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 138), because they qualify as normal purchases as defined in the standard.

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

(10)	ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

	September 27, 2003	December 28, 2002
Petaluma, CA	$ 497	$ 497
Billings, MT	421	421
Goldsboro, NC	50	50
	$968	$968

Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for Impairment of Disposal of Long-Lived Assets, the assets remain classified as property, plant and equipment.

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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Revenue	$ -	$2,495	$ -	$7,805
Cost of sales and operating expenses	-	2,307	-	6,933
Selling, general and administrative	-	63	-	198
Depreciation and amortization	-	738	-	1,339
Total costs and expenses	-	3,108	-	8,470
Operating and pretax loss, now classified as loss from discontinued operations	-	(613)	-	(665)
Income taxes	-	279	-	279
Loss from discontinued operations, net of tax	$ -	$ (334)	$ -	$ (386)

(12)	PREFERRED STOCK WITH A MANDATORY REDEMPTION FEATURE

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on June 29, 2003, the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affects accounting for the Company’s 100,000 shares of 6% cumulative redeemable Series A Preferred Stock, which were issued in May, 2002 as part of the Company’s recapitalization discussed in Note 6, and elsewhere, herein. Series A Preferred shares were issued with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10% which approximated the market yield at the date of issue. The preferred stock has a carrying amount of $9.0 million included in Other Noncurrent Liabilities at September 27, 2003, as detailed below:

Redeemable Preferred Stock (at original issue price of $100 per share)	$ 10,000
Less: Discount	(1,928)
Less: Issuance Cost	(467)
Accumulated Accretion of Discount and Issuance Cost	473
Accumulated Dividends	874
Net Carrying Amount of Preferred Stock	$ 8,952

The Company’s preferred stock contains a mandatory redemption feature, which requires redemption of the preferred stock on May 10, 2007, at the face value of $10.0 million, plus accumulated preferred stock dividends payable. Should the Company experience a change of control, as defined by the Company's Credit Agreement, a sale of substantially all of the consolidated assets, or liquidation of the Company at the option of controlling shareholders, the preferred shares would be redeemable upon the occurrence of such events at the original issue price plus accumulated dividends. Additionally, the Company retains the option to redeem preferred shares at the original issue price plus accumulated dividends in multiples of not less than $1 million upon payment in full of all indebtedness outstanding under the Company’s Credit Agreement.

SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. As a result, on June 29, 2003, the Company reclassified the carrying amount of the preferred shares to Other Noncurrent Liabilities. Because the fair value of the preferred stock approximates the carrying value, there is no cumulative effect adjustment as a result of the adoption of SFAS 150.

SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense for the three months ended September 27, 2003, are $0.3 million. Preferred stock dividends and accretion are estimated to be approximately $0.3 million in the fourth quarter of Fiscal 2003 and $1.1 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date. As of September 27, 2003, no cash dividends could be paid to the Company’s stockholders pursuant to the Credit Agreement.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS
ENDED SEPTEMBER 27, 2003

PART I

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes factors affecting the Company’s results of operations for the three and nine months ended September 27, 2003 and September 28, 2002, and information with respect to the liquidity and capital resources of the Company at September 27, 2003.

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002, and in the Company’s other public filings with the SEC.

        The following discussion should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

GENERAL

        The Company recorded income from continuing operations of $2.7 million for the third quarter of the fiscal year ending January 3, 2004 (“Fiscal 2003”), as compared to income from continuing operations of $3.8 million for the third quarter of the fiscal year ended December 28, 2002 (“Fiscal 2002”), a reduction of $1.1 million. Principal factors affecting these comparative results, which are discussed further in the following section were higher raw material prices, higher energy and fleet fuel expenses, and payroll and related benefit expenses, which offset higher sales prices, inage and collection fees, and lower depreciation and income tax expenses.

NET SALES

        The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitutes approximately 8.9% of total sales for the third quarter of Fiscal 2003 and approximately 15.3% of total sales for the third quarter of Fiscal 2002.

        During the third quarter of Fiscal 2003, net sales increased by $7.7 million (10.6%), to $80.7 million, as compared to $73.0 million during the third quarter of Fiscal 2002, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in a $6.5 million increase in sales in the third quarter of Fiscal 2003, compared to the third quarter of Fiscal 2002 (the Company’s finished product prices increased 12.4% in the third quarter of Fiscal 2003 compared to the third quarter of Fiscal 2002); 2) Inage increased $0.9 million; 3) Recovery of collection expenses increased $0.7 million; and 4) Other net decreases of $0.4 million.

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

        During the third quarter of Fiscal 2003, cost of sales and operating expenses increased $8.5 million (15.7%) to $62.8 million as compared to $54.3 million during the third quarter of Fiscal 2002 primarily as a result of: 1) Higher raw material prices of $4.6 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 2) Higher energy prices, $1.9 million; 3) Higher factory and collection payroll and related benefits of $1.1 million; 4) Higher finished products purchased for resale of $0.3 million; 5) Higher fleet fuel expense, $0.3 million; and 6) Other expense increased $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

        Selling, general and administrative costs were $8.6 million during the third quarter of Fiscal 2003, a $1.3 million increase from $7.3 million for the third quarter of Fiscal 2002, primarily due to increases in: 1) Payroll and related benefits of $0.7 million; 2) Legal expenses of $0.1 million; 3) Professional fees of $0.1 million; and 4) Other increases of $0.4 million.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges decreased $0.5 million to $3.7 million during the third quarter of Fiscal 2003 as compared to $4.2 million during the third quarter of Fiscal 2002. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002 and Fiscal 2003.

INTEREST EXPENSE

        Interest expense was essentially unchanged at $0.7 million during both the third quarter of Fiscal 2002 and the third quarter of Fiscal 2003, primarily due to changes resulting from the effect of the provisions of SFAS 150 as it applies to the Company’s Preferred Stock outstanding issued as part of the Company’s May 13, 2002 Recapitalization Agreement (see notes 6 and 12 to the consolidated financial statements included elsewhere herein), which increased interest expense on Preferred Stock outstanding by approximately $0.3 million, essentially offset by lower interest on other debt and lower bank and letter of credit fees included in interest expense.

OTHER INCOME (EXPENSE)

        Other expense decreased $0.1 million from net other expense of $0.2 million during the third quarter of Fiscal 2002 to net other expense of $0.1 million during the third quarter of Fiscal 2003, primarily due to the reduction of miscellaneous non-operating expenses.

INCOME TAXES

        The Company recorded income tax expense of $2.1 million during the third quarter of Fiscal 2003 based on its estimate of the effective tax rate for the entire year, compared to $2.4 million during the third quarter of Fiscal 2002, a decrease of $0.3 million, primarily due to differences in income before income taxes.

CAPITAL EXPENDITURES

        The Company made capital expenditures of $2.9 million during the third quarter of Fiscal 2003 compared to capital expenditures of $2.4 million during the third quarter of Fiscal 2002, an increase of $0.5 million, primarily due to planned capital spending on equipment at various plant locations.

        Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

GENERAL

        The Company recorded income from continuing operations of $9.3 million for the first nine months of the fiscal year ending January 3, 2004 (“Fiscal 2003”), as compared to income from continuing operations of $5.7 million for the first nine months of the fiscal year ended December 28, 2002 (“Fiscal 2002”), an improvement of $3.6 million. Principal factors affecting these comparative results, which are discussed further in the following section, were higher sales prices and collection fees, and lower interest expense, partially offset by higher raw material prices, energy expense, payroll and related benefit expenses, and income tax expense.

NET SALES

        Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitutes approximately 7.5% of total sales for the first nine months of Fiscal 2003 and approximately 10.9% of total sales for the first nine months of Fiscal 2002.

        During the first nine months of Fiscal 2003, net sales increased by $36.1 million (18.8%), to $227.9 million, as compared to $191.8 million during the first nine months of Fiscal 2002, primarily due to the following: 1) Increases in aggregate finished goods prices resulted in a $29.0 million increase in sales in the first nine months of Fiscal 2003, compared to the first nine months of Fiscal 2002 (the Company’s finished product prices increased 22.2% during the first nine months of Fiscal 2003 compared to the first nine months of 2002); 2) Finished products purchased for resale increased $5.6 million; 3) Recovery of collection expenses increased $2.1 million; and 4) Other net decreases of $0.6 million.

COST OF SALES AND OPERATING EXPENSES

         During the first nine months of Fiscal 2003, cost of sales and operating expenses increased $31.2 million (21.9%) to $173.9 million as compared to $142.7 million during the first nine months of Fiscal 2002 primarily as a result of: 1) Higher raw material prices of $14.0 million, which are due in part to higher finished product prices, which increase formula raw material pricing arrangements with raw material suppliers; 2) Higher finished products purchased for resale increased cost of sales $5.6 million; 3) Higher energy prices, $5.3 million; 4) Higher factory and collection payroll and related benefits of $3.2 million; 5) Higher fleet fuel expense, $1.1 million; 6) Higher insurance expense of $0.9 million; and 7) Other expense increased $1.1 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $26.0 million during the first nine months of Fiscal 2003, a $3.2 million increase from $22.8 million for the first nine months of Fiscal 2002, primarily due to: 1) Increases in payroll and employee benefits of $1.2 million; 2) Increased legal expense of $0.6 million; 3) Increased professional fees of $0.4 million; 4) Higher information technology expenses of $0.2 million; 5) Higher insurance expense of $0.2 million; 6) Higher board of director fees of $0.2 million; and 7) Other increases of $0.4 million.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization charges decreased $1.3 million to $11.0 million during the first nine months of Fiscal 2003 as compared to $12.3 million during the first nine months of Fiscal 2002. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002 and Fiscal 2003.

INTEREST EXPENSE

         Interest expense decreased $4.4 million from $6.0 million during the first nine months of Fiscal 2002 to $1.6 million during the first nine months of Fiscal 2003, primarily due to: 1) Changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company’s May 13, 2002 Recapitalization Agreement (see notes 6 and 12 to the consolidated financial statements included elsewhere herein), which reduced interest expense in Fiscal 2003 on bank debt by approximately $3.1 million; 2) Forbearance fees accrued in the first nine months of Fiscal 2002 of approximately $1.7 million; and 3) Other decreases in bank fees of $0.2 million; partially offset by 4) Higher amortization of deferred loan costs of $0.3 million; and 5) Interest expense of $0.3 million resulting from SFAS 150 as it applies to the Company’s Preferred Stock outstanding issued as part of the Company’s May 13, 2002 Recapitalization Agreement.

OTHER INCOME (EXPENSE)

        Other income (expense) decreased $1.3 million from net other income of $1.3 million during the first nine months of Fiscal 2002 to net other expense of less than $0.1 million during the first nine months of Fiscal 2003, primarily due to inclusion of a gain on extinguishment of debt of $0.6 million during the first nine months of Fiscal 2003, which resulted from retirement of debt with a carrying value, net of related unamortized debt issuance costs, of $4.7 million and a cash payment of $4.1 million, due to SFAS 15 accounting, and other net expense of $0.6 million. Included in net other income in the first nine months of Fiscal 2002 was a gain of $1.7 million resulting from insurance proceeds received in excess of net book value of assets destroyed by fire at the Company’s Norfolk, Nebraska facility, and other net expense of $0.4 million.

INCOME TAXES

         The Company recorded income tax expense of $6.1 million during the first nine months of Fiscal 2003 based on its estimate of the effective tax rate for the entire year, compared to $3.7 million during the first nine months of Fiscal 2002, an increase of $2.4 million, primarily due to difference in income before income taxes.

CAPITAL EXPENDITURES

         The Company made capital expenditures of $7.8 million and acquired rendering and grease businesses for a net investment of approximately $1.1 million, which included machinery, equipment and routes during the first nine months of Fiscal 2003 compared to capital expenditures of $9.8 million during the first nine months of Fiscal 2002, a decrease of $0.9 million, primarily due to capital investment in the expansion of the Company’s Sioux City, Iowa plant location incurred in Fiscal 2002.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders. The Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result the carrying amount of the term loan of $60.5 million exceeds its contractual amount of $51.7 million by $8.8 million at September 27, 2003. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on a new effective interest rate (0.61% at September 27, 2003) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt, with the result that the effective interest rate is less than the contract rate because a portion of the future cash payment is applied in accordance with SFAS 15 to reduce the carrying amount of the debt, rather than being applied to and included in interest expense.

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

        The Company’s Credit Agreement consists of the following elements at September 27, 2003 (in thousands):

Term Loan:
Contractual amount	$ 51,666
SFAS 15 effect	8,858
Carrying amount	$ 60,524
Revolving Credit Facility:
Maximum availability	$ 17,337
Borrowings outstanding	-
Letters of credit issued	10,450
Availability	$ 6,887

         Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Credit Agreement. The Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of September 27, 2003, no cash dividends could be paid to the Company’s stockholders pursuant to the Credit Agreement.

        The classification of long-term debt in the accompanying September 27, 2003 consolidated balance sheet is based on the contractual and excess cash flow repayment terms of the debt issued under the Credit Agreement pursuant to the recapitalization.

        On September 27, 2003, the Company had working capital of $14.4 million and its working capital ratio was 1.29 to 1 compared to working capital of $9.2 million and a working capital ratio of 1.19 to 1 on December 28, 2002. At September 27, 2003, the Company had unrestricted cash of $15.2 million and funds available under the revolving credit facility of $6.9 million.

        Net cash provided by operating activities was $15.0 million and $24.6 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. Cash used by investing activities was $8.9 million for the nine months ended September 27, 2003 compared to $8.2 million in the nine months ended September 28, 2002. Net cash used by financing activities was $5.9 million in the nine months ended September 27, 2003 compared to cash used of $10.3 million in the nine months ended September 28, 2002, principally due to reductions of long-term debt.

        Based upon current actuarial estimates, the Company does not expect any payments will be necessary in order to meet minimum pension funding requirements during Fiscal 2003. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2003, unrestricted cash, and funds available under the Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next 12 months.

        The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

        The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are favorable, a decline in these prices has the potential to adversely impact the Company’s liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations, or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at September 27, 2003 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Debt	$60,649	$ 8,656	$21,377	$30,616	-
Operating lease obligations	20,478	3,929	5,189	2,783	$8,577
Purchase commitments	11,990	11,990	-	-	-
Redeemable preferred stock	13,439	-	-	13,439	-
Other liabilities	634	380	157	97	-
Total	$107,190	$24,955	$26,723	$46,935	$ 8,577

        The Company’s off-balance sheet contractual obligations and commercial commitments as of September 27, 2003 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

        The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at September 27, 2003.

Other commercial commitments:
Standby letters of credit	$10,450
Total other commercial commitments:	$10,450

CRITICAL ACCOUNTING POLICIES

         The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

        Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding the fair value of the Company’s reporting units in assessing potential impairment of goodwill, estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, estimates regarding the net realizable value of long-lived assets held for sale, estimates regarding pension expense, estimates of bad debts and estimates regarding self insured risks including insurance, environmental and litigation contingencies.

        In assessing impairment of goodwill, the Company uses estimates and assumptions in determining the estimated fair value of reporting units. In assessing the impairment of long-lived assets where there has been a change in circumstances indicating the carrying value of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimates of fair value of reporting units and of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the level of business volume or the Company’s performance. In assessing impairment of long-lived assets held for sale, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. The estimate of reserve for bad debts is based upon the Company’s bad debt experience, market conditions, aging of trade accounts receivable, and interest rates, among other factors. Pension expense is based upon actuarial estimates. These estimates could change based on changes in market conditions, interest rates, and other factors. In estimating liabilities for self insured risks, the Company considers information from outside consultants and experts, and past historical experience, in projecting future costs expected to be incurred. These estimates could change if future events are different than assumed by management, actual costs to settle the liabilities differ from those estimated and the circumstances associated with the self insured risks change.

ACCOUNTING MATTERS

         The Company adopted Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, on December 29, 2002 (the first day of Fiscal 2003). The adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

         The Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, on December 29, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

         In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 20, 2003. The Company adopted SFAS 149 in the third quarter of 2003. Adoption of SFAS 149 did not have an impact on the Company’s consolidated financial statements.

         The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affects accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.0 million including accumulated preferred stock dividends payable of $0.9 million at September 27, 2003, and was part of the Company’s recapitalization discussed in Note 6, and elsewhere, herein. The Company’s preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion are estimated to be approximately $0.3 million in the fourth quarter of Fiscal 2003, and are estimated to be approximately $1.1 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date. See Note 12 for information related to adoption of SFAS 150.

FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties. The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the consolidated financial statements, and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

        In addition to those factors discussed elsewhere in this report, and in other public filings with the SEC, including, without limitation, under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; and prices in the competing commodity markets which are volatile and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, and the price of natural gas used in the Company’s plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material inage declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company used, through June, 2002, interest rate and, through March, 2001, natural gas swaps, to manage these related risks. The Company is not party to any interest rate swap agreements subsequent to June, 2002. Beginning in April, 2001, the Company is using natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities.

        As of September 27, 2003, the Company has forward purchase agreements in place for purchases of approximately $5.1 million of natural gas for the months of October, November and December 2003, and January, February and March 2004, which approximates 53.1% of the Company’s usage for these months.

Item 4.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

        Changes in Internal Control Over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003

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

Current report on Form 8-K (Item 9 and 12) filed on August 12, 2003, attaching a press release announcing the Company's financial results for second quarter ended June 28, 2003.

Current report on Form 8-K (Item 5) filed on September 23, 2003, attaching a press release announcing that the review of strategic alternatives to enhance shareholder value and liquidity, initiated on May 28, 2003, had been concluded.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: November 11, 2003	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: November 11, 2003	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)