Form 10-Q/A
period 2003-09-27
DARLING INTERNATIONAL INC
filed 2003-11-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Amendment No. 1)

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

Explanatory Note

This amendment on Form 10-Q/A is being filed solely to correct typographical errors that occurred in the column headers in the Consolidated Statements of Operations during the Edgarizing process. All other information contained in the Company's original Quarterly Report on Form 10-Q remains unchanged. For the convenience of the reader, the Company has included its entire Quarterly Report on Form 10-Q in this amendment.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months ended September 27, 2003 and September 28, 2002
(in thousands, except per share data)

(unaudited)

                                                                 Three Months Ended           Nine Months Ended
                                                           ----------------------------  ----------------------------
                                                           September 27, September 28,   September 27, September 28,
                                                                   2003          2002            2003         2002
                                                           -------------  ------------   -------------  ------------

Net sales ..................................................   $  80,723    $  72,969       $ 227,910    $ 191,837
                                                               ---------    ---------       ---------    ---------

Costs and expenses:
     Cost of sales and operating expenses ..................      62,839       54,308         173,922      142,676
     Selling, general and administrative expenses ..........       8,570        7,333          25,969       22,776
     Depreciation and amortization .........................       3,678        4,246          10,958       12,271
                                                               ---------    ---------       ---------    ---------
        Total costs and expenses ...........................      75,087       65,887         210,849      177,723
                                                               ---------    ---------       ---------    ---------
        Operating income ...................................       5,636        7,082          17,061       14,114
                                                               ---------    ---------       ---------    ---------

Other income (expense):
     Interest expense ......................................        (716)        (700)         (1,627)      (5,971)
     Other, net ............................................        (140)        (233)            (10)       1,261
                                                               ---------    ---------       ---------    ---------
         Total other expense ...............................        (856)        (933)         (1,637)      (4,710)
                                                               ---------    ---------       ---------    ---------

Income from continuing operations before income taxes ......       4,780        6,149          15,424        9,404
Income taxes ...............................................      (2,052)      (2,362)         (6,097)      (3,733)
                                                               ---------    ---------       ---------    ---------
     Income from continuing operations .....................       2,728        3,787           9,327        5,671
Discontinued operations
     Loss from discontinued operations, net of tax (note 11)           -         (334)              -         (386)
                                                               ---------    ---------       ---------    ---------
Net income .................................................       2,728        3,453           9,327        5,285
     Preferred dividends and accretion (note 2) ............           -         (375)           (697)        (630)
                                                               ---------    ---------       ---------    ---------
     Net income applicable to common shareholders ..........   $   2,728    $   3,078       $   8,630    $   4,655
                                                               =========    =========       =========    =========

Basic income per share (note 2):
     Continuing operations .................................   $    0.04    $    0.06       $    0.14    $    0.13
     Discontinued operations ...............................           -        (0.01)              -        (0.01)
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.04    $    0.05       $    0.14    $    0.12
                                                               =========    =========       =========    =========

Diluted income per share (note 2):
     Continuing operations .................................   $    0.04    $    0.06       $    0.14    $    0.13
     Discontinued operations ...............................           -        (0.01)              -        (0.01)
                                                               ---------    ---------       ---------    ---------
         Total .............................................   $    0.04    $    0.05       $    0.14    $    0.12
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

DARLING INTERNATIONAL INC.
Registrant

Date: November 12, 2003	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: November 12, 2003	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)