Form 10-K
period 2004-01-03
DARLING INTERNATIONAL INC
filed 2004-03-29
CIK 916540

As filed with the Securities and Exchange Commission on March 29, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January 3, 2004

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.         YES     /X/            NO    /   /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       /X/

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         YES    /   /             NO    /X/

        As of June 28, 2002, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $64,569,000 based upon the closing price of the common stock as reported on the American Stock Exchange ("AMEX") on that day. (In determining the market value of the Registrant's common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant's common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

        There were 63,726,060 shares of common stock, $0.01 par value, outstanding at March 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 19, 2004 in connection with the Registrant's 2004 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	67
Item 11.	EXECUTIVE COMPENSATION	67
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENET AND RELATED STOCKHOLDER MATTERS	67
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	67

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	68
	SIGNATURES	72

PART I

ITEM 1.         BUSINESS

GENERAL

        Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. (“Darling” or the “Company”) was incorporated in Delaware in 1962 under the name “Darling-Delaware Company, Inc.” On December 28, 1993, the Company changed its name from “Darling-Delaware Company, Inc.” to “Darling International Inc.” The address of the Company’s principal executive office is 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at such address is (972) 717-0300.

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

        Commencing 1998, as part of an overall strategy to better commit financial resources, the Company’s operations are currently organized into two segments. These are: 1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, offered to food service establishments and food processors. For the financial results of the Company’s business segments, see Note 15 of Notes to Consolidated Financial Statements.

        The Company’s net external sales from continuing operations by operating segment were as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
Continuing operations:
Rendering	$215,351	66.4%	$177,234	67.6%	$181,315	74.6%
Restaurant Services	109,078	33.6%	85,002	32.4%	61,649	25.4%
Total	$324,429	100.0%	$262,236	100.0%	$242,964	100.0%

PROCESSING OPERATIONS

        The Company creates finished products primarily through the drying, grinding, separating and blending of its various raw materials. The process starts with the collection of animal processing by-products (fat, bones, feathers, and offal) from meat packers, grocery stores, butcher shops, meat markets, and food service establishments, as well as used cooking oil from food service establishments and grocery stores.

        The animal processing by-products are ground and heated to extract water and separate oils from animal tissue as well as to make the material suitable as an ingredient for animal feed. Protein is separated from the cooked material by pressing the material, then grinding and sifting it through screens. The separated tallow is centrifuged and/or refined for purity. The primary finished products derived from the processing of animal by-products are tallow and protein. Other by-products include feather meal and blood meal. Used cooking oil from food service establishments is processed under a separate procedure that involves heat processing and settling, as well as refining, resulting in derived yellow grease, feed-grade animal fat, or oleo-chemical feedstocks.

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

        Rendering materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company’s collection services, such operating facilities would be materially and adversely affected. The Company provides the remaining suppliers, primarily grocery stores and butcher shops with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location, and weather, among other factors.

        Used cooking oil from food service establishments is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are loaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck. The Company also sells a container for used cooking oil collection to food service establishments called CleanStar®, which is a proprietary self-contained collection system that is housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. Approximately 10% of the Company’s restaurant suppliers utilize the CleanStar® system. The frequency of all forms of raw material collection is determined by the volume of oil generated by the food service establishment.

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

        During the past year, the Company’s largest single supplier accounted for approximately 7.1% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 32.5% of the total raw material processed by the Company. For a discussion of the Company’s competition for raw materials, see “Competition.” Many of the Company’s suppliers supply raw material under long-term supplier agreements. While the Company does not anticipate problems in availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

RAW MATERIALS PRICING

        The Company has two primary pricing arrangements with its raw materials suppliers. Approximately half of the Company’s annual volume of raw materials is acquired on a “formula” basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under “non-formula” arrangements whereby suppliers either are paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

        The credit received or amount charged for raw material under both formula and non-formula arrangements is based on various factors, including the type of raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier, and processing and transportation costs. Competition among processors to procure raw materials also affects the price paid for raw materials. See “Competition.”

        Formula prices are generally adjusted on a weekly, monthly or quarterly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs.

FINISHED PRODUCTS

        The finished products that result from processing of animal by-products are oils, primarily tallow (“BFT”) and yellow grease (“YG”), and meat and bone meal (“MBM”), a protein. Oils are used as ingredients in the production of pet food, animal feed and soaps. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Meals are used primarily as high protein additives in pet food and animal feed.

        Predominantly all of the Company’s finished products are commodities which are quoted on established commodity markets or are priced relative to such commodities. While the Company’s finished products are generally sold at prices prevailing at the time of sale, the Company’s ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

        The Company markets its finished products worldwide. Marketing activities are primarily conducted through the Company’s marketing department that is headquartered in Irving, Texas. The Company also maintains a sales office in Los Angeles, California for sales and distribution of selected products. This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company’s processing plants. The Company sells its finished products internationally through commodities brokers and through Company agents in various countries.

        The Company sells to numerous foreign markets, including Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $110.6 million, $89.6 million and $85.6 million for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively. The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties. See Note 15 of Notes to Consolidated Financial Statements for a listing of the Company’s sales by country.

        A case of bovine spongiform encephalopathy (“BSE”) was diagnosed in a cow in the state of Washington on December 23, 2003. Within days of the initial media reports of the case of BSE, many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. Despite the MBM market price fluctuations which occurred during late December, 2003 and January, 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

        Finished products produced by Darling are distributed primarily by truck and rail from the Company’s plants shortly following production. While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks’ production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices.

COMPETITION

        Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors (rendering operations integrated with the meat or poultry packing operation). Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. The rendering and restaurant services industry is highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. Major competitors for the collection of raw material include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Service segments.

        In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are in certain instances substitutes for soybean oil and palm stearine, while protein is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and protein correlate with these substitute commodities. The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains. Other factors that influence competition, markets and the prices that the Company receives for its finished products include the quality of the Company’s finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company’s finished products.

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

INTELLECTUAL PROPERTY

        The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property. The Company has registered or applied for registration of certain of its intellectual property, including the names “Darling”, “Darling Restaurant Services”, “Torvac” and “CleanStar”, and the tricolor triangle used in the Company’s signage and logos. Company policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

        As of January 3, 2004, the Company employed approximately 1,200 persons full-time. Approximately 47.8% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company’s relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

        The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are as follows:

  The Food and Drug Administration (“FDA”), which regulates food and feed safety. On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On this date, the FDA also announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Such a ban could affect the use of tallow derived from specified risk materials (“SRM”), dead cattle and non-ambulatory cattle in cosmetics. The proposal has not been finalized as of March 16, 2004. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent further spread of BSE, commonly referred to as “mad cow disease.” Company management believes the Company is in compliance with the provisions of the rule.

  The United States Department of Agriculture (“USDA”), which regulates collection and production methods. Within USDA, two agencies exercise direct regulatory oversight of the Company’s activities:
        -    Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials, and
        -   Food Safety Inspection Service (“FSIS”) regulates sanitation and food safety programs.

  On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit downer animals from entering the food chain, require removal of SRM at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

  The Environmental Protection Agency (“EPA”), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge.

  State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

  The United States Department of Transportation (“USDOT”), as well as local and state agencies, which regulate the operation of the Company’s commercial vehicles.

        Such rules and regulations may influence the Company’s operating results at one or more facilities.

AVAILABLE INFORMATION

        Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

        The Company makes available, free of charge, through its investor relations web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for the Company’s investor relations web site is http://www.darlingii.com/investor.htm.

ITEM 2.	PROPERTIES

        The Company’s corporate headquarters are located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas in an office facility, where the Company leases approximately 20,000 square feet.

        The Company’s 24 operating facilities consist of 18 full service rendering plants, 4 yellow grease/trap grease plants, 1 blending plant and 1 technical plant. Except for 4 leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 19 transfer stations in the United States and 1 transfer station in Canada that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments

Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
St. Louis, MO	Rendering/Yellow Grease/Trap
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease

Rendering Business Segments
Omaha, NE	Rendering
Omaha, NE *	Blending
Omaha, NE	Technical Tallow
Wahoo, NE	Rendering

Restaurant Services Business Segments
Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL *	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
Tampa, FL	Yellow Grease/Trap

* Property is leased. Annual rent expense for these leased properties in the aggregate was $0.6 million in Fiscal 2003.

Substantially all assets of the Company, including real property, are either pledged or mortgaged as collateral for borrowings under the Company’s Senior Credit Agreement.

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). In December 1997, DMJ Associates (DMJ), which holds a mortgage on the Site, filed suit in the United States District Court, Eastern District of New York, against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ’s claim against the Company. As a result, the Company is unable to estimate its potential liability, if any, from this lawsuit. The Company’s current information suggests that it did not contribute in any material way to any contamination that may exist at the Site. The Company is actively defending the suit.

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant filed suit in February 1998, purportedly on behalf of a class of persons similarly situated (“Melvindale I”), based on legal theories of trespass, nuisance and negligence and/or gross negligence, seeking unspecified compensatory and exemplary damages and unspecified injunctive relief. In Melvindale I in the United States District Court, Eastern District of Michigan, Plaintiffs alleged that emissions to the air, particularly odor, from the plant reduced the value and enjoyment of Plaintiffs’ property. In a lawsuit with similar factual allegations, originally filed in July 1998, also in the United States District Court, Eastern District of Michigan, the City of Melvindale sought damages and declaratory and injunctive relief against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I filed a another suit in Wayne County, Michigan Circuit Court (“Melvindale II”). Plaintiffs in Melvindale II relied on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. The Company has concluded a satisfactory settlement in accordance with reserves established by the Company that resolved all three of these lawsuits. The settlement was approved by the Court in Melvindale I on December 5, 2003, and resulted in dismissal of the City of Melvindale lawsuit and Melvindale II.

Sauget, Illinois

The United States filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, in the United States District Court, Southern District of Illinois, seeking to recover cleanup costs at a site in Sauget, Illinois. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint in March 2000 seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. In March 2003, the Company concluded a settlement with Solutia and Pharmacia in accordance with reserves established by the Company to satisfy claims for remediation costs in the pending lawsuit related to the environmental cleanup in or near Sauget, Illinois, and in return received a release from Solutia and Pharmacia and an indemnity and hold harmless agreement from Solutia for any claims from others for costs related to the same remediation effort. After the settlement was concluded, Solutia filed a petition for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. While the Company cannot predict what effect, if any, that filing may have on Solutia’s continued obligations with respect to either additional cleanup at Sauget or its indemnification of the Company under the settlement agreement, the Company believes that its settlement with Pharmacia (which subsequently merged into Pfizer Inc.) should not be affected by Solutia’s bankruptcy. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At both January 3, 2004 and December 28, 2002, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $14.0 million. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 3, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company’s common stock is traded on the American Stock Exchange under the symbol “DAR”. The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the common stock as reported on the American Stock Exchange.

	Market Price
Fiscal Quarter	High	Low
2003:
First Quarter	$2.25	$1.72
Second Quarter	$2.45	$1.72
Third Quarter	$2.98	$2.20
Fourth Quarter	$3.05	$2.51
2002:
First Quarter	$1.30	$0.30
Second Quarter	$0.90	$0.55
Third Quarter	$1.50	$0.67
Fourth Quarter	$1.90	$0.85

        On March 16, 2004, the closing sales price of our common stock on the American Stock Exchange was $2.76. The Company has been notified by its stock transfer agent that as of March 16, 2004, there were 81 holders of record of the common stock.

        The Company has not paid any dividends on its common stock since January 3, 1989. The Company’s current financing arrangements prohibit it from paying cash dividends on its common stock in the foreseeable future. The Company presently intends to retain future earnings, if any, for use in the operation of its business, to reduce its indebtedness, and to fund future growth. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the Board of Directors determines are relevant.

EQUITY COMPENSATION PLANS

        The following table sets forth certain information as of January 3, 2004 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:

           the number of securities to be issued upon the exercise of outstanding options;
           the weighted-average exercise price of the outstanding options, and;
           the number of securities that remain available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,353,535 (1)	$1.60	407,267
Equity compensation plans not approved by security holders	0	-	0
Total	1,353,535	$1.60	407,267

(1)     Includes (i) shares underlying options that may be issued pursuant to the 1994 Plan and the Non-Employee Director Stock Option Plan, both of which plans have been previously approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 3, 2004, December 28, 2002, and December 29, 2001, and the related notes thereto.

                                               Fiscal 2003    Fiscal 2002    Fiscal 2001    Fiscal 2000    Fiscal 1999
                                              -------------   ------------  -------------  -------------  -------------
                                               Fifty-three     Fifty-two      Fifty-two      Fifty-two      Fifty-two
                                               Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                               January 3,    December 28,   December 29,   December 30,    January 1,
                                                  2004           2002           2001           2000           2000
-----------------------------------------     -------------  -------------  -------------  -------------  -------------
                                                       (amounts in thousands, except ratios and per share data)
Operating Data:
   Net sales                                    $324,429       $262,236       $242,964       $229,273       $244,036
                                                --------       --------       --------       --------       --------
   Cost of sales and operating expenses          246,061        194,559        185,019        177,638        198,646
   Selling, general and administrative            35,971         30,294         28,334         26,479         26,451
   expenses
   Depreciation and amortization                  15,133         16,426         24,898         26,859         30,734
                                                --------       --------       --------       --------       --------
   Operating income (loss)                        27,264         20,957          4,713         (1,703)       (11,795)
   Interest expense                                2,365          6,409         14,162         13,971         15,533
   Other (income) expense, net  (a)               (3,938)        (2,001)         1,656            187         (1,805)
                                                --------       --------       --------       --------       --------

   Income (loss) from continuing operations
      before income taxes                         28,837         16,549        (11,105)       (15,861)       (25,523)
   Income tax expense (benefit)                   10,646          7,183              -              -         (9,942)
                                                --------       --------       --------       --------       --------
   Income (loss) from continuing operations       18,191          9,366        (11,105)       (15,861)       (15,581)
   Loss from discontinued operations,
      net of tax                                       -          (403)          (740)        (3,328)           (452)
                                                --------       --------       --------       --------       --------
   Net Income  (loss)                           $ 18,191       $  8,963       $(11,845)      $(19,189)      $(16,033)
                                                ========       ========       ========       ========       ========
   Basic earnings (loss) per common share       $   0.29       $   0.18      $   (0.76)      $  (1.23)      $  (1.03)
   Diluted earnings (loss) per common share     $   0.29       $   0.18      $   (0.76)      $  (1.23)      $  (1.03)
   Weighted average shares outstanding            62,588         45,003         15,568         15,568         15,560
   Diluted weighted average shares                63,188         45,577         15,568         15,568         15,560
      outstanding

Other Data:
   Adjusted EBITDA  (b)                        $  42,397        $37,383        $29,611        $25,156        $18,939
   Depreciation                                   10,967         12,146         19,642         21,219         24,820
   Amortization                                    4,166          4,280          5,256          5,640          5,914
   Capital expenditures                           11,586         13,433          8,847          7,287          9,446

Ratio of Earnings to Fixed Charges (c)              6.66           2.55           0.29              -              -

Balance Sheet Data:
   Working capital (deficiency)                $  31,189      $  13,797      $(116,718)     $(106,809)     $  (5,223)
   Total assets                                  174,649        162,912        159,079        174,505        197,804
   Current portion of long-term debt               7,489          8,372        120,053        109,528          7,810
   Total long-term debt less current portion      48,188         60,055              -              -        110,209
   Stockholders' equity (deficit)                 55,282         35,914         (9,654)         2,724         21,913

---------------------------------------------

(a)  Included in other  (income)  expense is a gain on early  retirement of debt of $4.7 million in Fiscal 2003 and
     $0.8 million in Fiscal 2002.

(b)  "Adjusted  EBITDA"  represents,  for any relevant  period,  net income (loss) plus  depreciation  and  amortization and  impairment of long-lived  assets.  Adjusted  EBITDA is presented here not as an alternative to net income or as a measure of operating  results, but rather as a measure of the  Company's  debt  service  ability and is not intended to be a  presentation  in  accordance  with generally accepted accounting principles.  Since EBITDA is not calculated  identically by all companies,  the presentation in this report may not be comparable to those disclosed by other companies.

     Reconciliation of Net Income (Loss) to Adjusted EBITDA

                                                   January 3,  December 28,  December 29,  December 30,  January 1,
     (in thousands)                                   2004         2002          2001          2000         2000
     ----------------------------------------     -----------  ------------  ------------  ------------  ----------

     Net income (loss)                               $18,191     $  8,963      $(11,845)     $(19,189)    $(16,033)
     Depreciation and amortization                    15,133       16,426        24,898        26,859       30,734
     Interest expense                                  2,365        6,409        14,162        13,971       15,533
     Loss from discontinued operations, net of tax         -          403           740         3,328          452
     Income tax expense                               10,646        7,183             -             -       (9,942)
     Other income (expense)                           (3,938)      (2,001)        1,656           187       (1,805)
                                                     -------      -------       -------       -------      -------
     Adjusted EBITDA                                 $42,397      $37,383       $29,611       $25,156      $18,939
                                                     =======      =======       =======       =======      =======

(c)  For  purposes of  calculating  the ratio of earnings  to fixed  charges,  earnings  consist of income  (loss)
     from  continuing operations before income taxes and fixed charges.  Fixed charges consist of interest  expense, one-third of rental expense deemed to be the equivalent of interest,  and preference security dividend  requirements, tax effected. For the years ended December 29, 2001,  December 30, 2000 and January 1, 2000,  earnings were insufficient to cover fixed charges of $11.1 million,  $15.9 million and $25.5 million, respectively.

     Ratio of Earnings to Fixed Charges           January 3,  December 28,   December 29,   December 30,    January 1,
     (in thousands)                                  2004         2002           2001           2000           2000
     ----------------------------------------- ----------- -------------- -------------- -------------- --------------
     Income (loss) from continuing operations
      before income taxes                            $28,837      $16,549       $(11,105)      $(15,861)      $(25,523)
         Fixed charges:
           Interest expense                            2,365        6,409         14,162         13,971         15,533
           Estimated interest within rental expense    1,588        1,409          1,382          1,069            851
           Preference security dividend requirements     970        1,756              -              -              -
                                                     -------      -------        -------       --------       --------
        Total fixed charges                            4,923        9,574         15,544         15,040         16,384
                                                     -------      -------        -------       --------       --------
        Earnings (loss) before fixed charges          33,760       26,123          4,439           (821)        (9,139)
        Less preference security dividend
         requirements                                  (970)      (1,756)             -              -              -
                                                     -------      -------        -------       --------       --------
        Earnings (loss)                              $32,790      $24,367         $4,439         $ (821)      $ (9,139)
                                                     =======      =======        =======       ========       ========

     Ratio of earnings to fixed charges                 6.66         2.55           0.29              -              -
     Deficiency in income to cover fixed charges     $     -      $     -       $(11,105)      $(15,861)      $(25,523)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1 of this report under the heading “Risk Factors” and elsewhere in this report.

        The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8. The Company is organized along operating business segments. See Note 15 of Notes to Consolidated Financial Statements.

Overview

        Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States, (see Item 2, Properties, for a listing of locations) into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: rendering and restaurant services. For additional information on the Company’s business, see Item 1, Business; for additional information on the Company’s segments, see Note 15, of Notes to Consolidated Financial Statements.

        Major challenges faced by the Company during 2003 included the occurrence of a single case of bovine spongiform encephalopathy (“BSE”) or “mad cow disease” in the United States, a single case of BSE in Canada, high natural gas prices, and increased diesel fuel costs. During 2003, high finished product commodity prices were partially offset by the negative impact of high raw material prices and high energy costs. The impact of BSE is still not completely identified or known, but recent events are summarized in the sections which follow. Management of the Company expects continued uncertainties relative to BSE and potential new government regulations and expects its impact to remain fluid during 2004. Management also expects high energy prices incurred during 2003 to continue through Fiscal 2004. The effects of these challenges during Fiscal 2003 are summarized in the sections which follow.

        While operating income increased by $6.3 million in Fiscal 2003 compared to Fiscal 2002, these challenges indicate there can be no assurance that operating results achieved by the Company in Fiscal 2003 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during 2003

  Higher finished product commodity prices were experienced, especially in the fourth quarter of 2003, as a result of a tightening in supplies of and demand for fats, oils and proteins worldwide. In addition, a single case of BSE in Canada in late spring of 2003 caused a dramatic price increase for U.S.-produced MBM. High finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished products derived from the raw material. The financial impact of the increase of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.

  High energy prices for both natural gas and diesel fuel persisted throughout Fiscal 2003. Management believes that high prices were due in part to fears of potential natural gas shortages resulting from severe winter weather in February and March, 2003, and from fears of potential crude oil shortages resulting from war in Iraq and ongoing strife in the Middle East. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, in order to purchase natural gas for future months when prices are relatively low. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

  The  Company entered a new subordinated debt agreement on December 31, 2003. The net proceeds of the new subordinated debt issue of $35.0 million were used to reduce the Company’s term loan by $33.1 million. The subordinated debt has a term of six years, will mature on December 31, 2009, and bears interest at a fixed rate of 12% per annum. Management believes that the consummation of the new subordinated debt agreement represents a first step of efforts by the Company to improve the capital structure of the Company, including liquidity, terms and conditions of its existing debt structure.

Summary of Critical Issues and Known Trends Faced by the Company in 2004 and Thereafter

  A case of BSE was diagnosed in a cow in the state of Washington on December 23, 2003. A summary of the immediate impact of this case of BSE follows:

    Within days of the initial media reports of the case of BSE, many countries banned imports of U.S. produced beef and beef products, including meat and bone meal and initially tallow, though this initial ban on tallow was relaxed to permit imports of U.S. produced tallow with less than 0.15% impurities.

    U.S. government regulations issued in response to the case of BSE include:

      On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit downer animals from entering the food chain, require removal of specified risk materials (“SRM”) at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

      On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On this date, the FDA also announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Such a ban could affect the use of tallow derived from SRM, dead cattle and non-ambulatory cattle in cosmetics. The proposal has not been finalized as of March 16, 2004.

    As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including meat and bone meal (“MBM”). Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

  Energy prices for natural gas and diesel fuel remain high into 2004. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize the expenses, prices remain relatively high into 2004 and represent an ongoing challenge to the Company’s operating results for future periods.

  The Company is working to refinance its debt on terms and conditions which are more favorable to the Company than the Credit Agreement executed in May 2002 and maturing in May 2007. The objectives include providing increased availability and liquidity, lower interest rates, an extended term, and more flexible capital investment limitations than exist under the existing term loan. The Company is working to develop an agreement which will be acceptable to both prospective lenders and the Company. The Company can not provide assurance it will be successful in its efforts to refinance the remaining balance of its term loan which is owed under the Credit Agreement executed on May 13, 2002 on commercially acceptable terms or at all.

These challenges indicate there can be no assurance that operating results of the Company in Fiscal 2003 are indicative of future operating performance of the Company.

Results of Operations

Fifty-three Week Fiscal Year Ended January 3, 2004 ("Fiscal 2003") Compared to Fifty-two Week Fiscal Year Ended December 28, 2002 ("Fiscal 2002")

Summary of Key Factors Impacting Fiscal 2003 Results:

        Principal factors which contributed to a $6.3 million (30.0%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product sales prices, partially offset by
  Higher raw material prices,
  Higher energy expense, and
  Higher payroll and related benefit expense.

Summary of Key Indicators of 2003 Performance:

         Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices (quoted on the Jacobsen index),
  Raw material volume,
  Production volume and related yield of finished product,
  Natural gas prices (quoted on the NYMEX index), and
  Collection fees and collection operating expense.

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are meat and bone meal, bleachable fancy tallow, and yellow grease. The prices quoted are for delivery of the finished product at a specified location. The prices’ importance are that they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. Average Jacobsen prices (at the specified delivery point) for 2003, compared to average Jacobsen prices for 2002 follow:

	Avg. Price Fiscal 2003	Avg. Price Fiscal 2002	Increase	% Increase
MBM (Illinois)	$194.01 /ton	$165.65 /ton	$28.36 /ton	17.2%
BFT (Chicago)	$ 18.26 /cwt	$ 13.47 /cwt	$ 4.79 /cwt	35.6%
YG (Illinois)	$ 13.39 /cwt	$ 9.31/cwt	$ 4.08 /cwt	43.9%

        The increases in price of each of the finished products the Company sells had a favorable impact on revenue which was partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product. The Jacobsen index provides a public daily listing of commodity prices used throughout the industry.

        Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry, and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

        Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. Both of these factors impacted the Company’s yield during 2003.

        Natural gas commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas. The prices are important to the Company because natural gas is a major component of factory operating cost and natural gas prices are an indicator of achievement of the Company’s business plan. Average NYMEX pricing for natural gas for the last two fiscal years are set forth below.

	Avg. Price Fiscal 2003	Avg. Price Fiscal 2002	Increase	% Increase
Natural gas	$5.39 /mmbtu	$3.22 /mmbtu	$2.17 /mmbtu	67.4%

        The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

         Net Sales.          The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute less than 7.8% of total sales.

        During Fiscal 2003, net sales increased by $62.2 million (23.7%) to $324.4 million as compared to $262.2 million during Fiscal 2002. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods prices	$45.5
- Increased purchases of finished product for resale	11.9
- Higher raw material volume	4.1
- Improved recovery of collection expenses	3.3
These increases were partially offset by:
- Lower yields on production	(2.5)
- Other sales decreases	(0.1)
$62.2

        Cost of Sales and Operating Expenses.          Cost of sales and operating expenses includes prices paid to raw material suppliers, the cost of product purchased for resale, and the cost to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

        During Fiscal 2003, cost of sales and operating expenses increased $51.5 million (26.5%) to $246.1 million as compared to $194.6 million during Fiscal 2002. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher raw material prices	$23.2
- Increased purchases of finished product for resale	11.9
- Higher energy costs, primarily natural gas	7.1
- Higher payroll and related benefits	4.0
- Higher gas, fuel and oil expense	1.4
- Higher insurance expense	1.3
- Higher trap and sewer waste expense	1.0
- Other expense increases	1.6
$51.5

        Selling, General and Administrative Expenses.          Selling, general and administrative expenses were $36.0 million during Fiscal 2003, a $5.7 million increase (18.8%) from $30.3 million during Fiscal 2002, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$3.2
- Higher legal, audit, and professional fees	0.7
- Other expense increase	1.8
$5.7

        Depreciation and Amortization.          Depreciation and amortization charges decreased $1.3 million (7.9%) to $15.1 million during Fiscal 2003 as compared to $16.4 million during Fiscal 2002, primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2003.

        Interest Expense.          Interest expense was $2.4 million during Fiscal 2003 compared to $6.4 million during Fiscal 2002, a decrease of $4.0 million (62.5%), primarily due to changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company’s May 13, 2002, Recapitalization Agreement (see Note 2 to the consolidated financial statements elsewhere herein) which reduced interest expense on bank debt. A summary of items contributing to the net decrease in interest expense follows (in millions of dollars):

- Interest expense on the contractual amount of bank debt decreased	$(2.4)
- Amortization of the effect of SFAS 15 decreased interest	(0.8)
- Interest expense from forbearance fees (incurred in 2002) decreased	(1.7)
These decreases were partially offset by:
- Preferred stock dividends and accretion increased interest expense	0.5
- Higher amortization of deferred loan costs included in interest expense	0.3
- Other increases	0.1
$(4.0)

        Preferred stock dividends and accretion are now charged to interest expense as a result of application of SFAS 150 which was adopted the first day of the third quarter of Fiscal 2003 (see Note 17 to the consolidated financial statements).

        Other Income/Expense.          Other income was $3.9 million in Fiscal 2003, a $1.9 million increase (95.0%) from other income of $2.0 million in Fiscal 2002. The increase in other income in Fiscal 2003 is primarily due to the following (in millions of dollars):

- Increase in gain on extinguishment of bank debt	$3.9
This increase was partially offset by:
- Gain on disposal of assets decreased	(1.7)
- Interest income decreased	(0.2)
- Other expense increased	(0.1)
$1.9

        Gain on extinguishment of debt in Fiscal 2003 was $4.7 million, which resulted from retirement of debt with a carrying value of $43.9 million with a cash payment of $37.2 million, due to SFAS 15 accounting, net of related deferred loan costs of $2.0 million also extinguished upon payment of the debt. Included in other income in Fiscal 2002 was a gain of $1.7 million resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company’s Norfolk, NE facility; and also included in other income in Fiscal 2002 was a gain on extinguishment of debt of $0.8 million, which resulted from retirement of debt with a carrying value of $4.5 million with a cash payment of $3.7 million due to SFAS 15 accounting.

        Income Taxes.          The Company recorded income tax expense of $10.6 million for Fiscal 2003, compared to income tax expense of $7.2 million recorded in Fiscal 2002, an increase of $3.4 million (47.2%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2003.

Fifty-two Week Fiscal Year Ended December 28, 2002 ("Fiscal 2002") Compared to Fifty-two Week Fiscal Year Ended December 29, 2001 ("Fiscal 2001")

Summary of Key Factors Impacting Fiscal 2002 Results:

        Principal factors which contributed to a $16.3 million increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product sales prices,
  Lower depreciation and amortization expense, and
  Lower energy expenses.

        These increases were partially offset by:

  Higher raw material prices, and
  Higher payroll and related benefit expense.

Summary of Key Indicators of 2002 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices (quoted on the Jacobsen index),
  Raw material volume,
  Production volume and related yield of finished product,
  Natural gas prices (quoted on the NYMEX index), and
  Collection fees and collection operating expense.

        These indicators and their importance are discussed below in greater detail.

        Finished product commodity prices of the Company are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are meat and bone meal, bleachable fancy tallow, and yellow grease. The prices quoted are for delivery of the finished product at a specified location. The prices’ importance are that they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. Average Jacobsen prices (at the specified delivery point) for 2002 compared to average Jacobsen prices for 2001 follow:

	Avg. Price Fiscal 2002	Avg. Price Fiscal 2001	Increase (Decrease)	% Increase (Decrease)
MBM (Illinois)	$165.65 /ton	$171.92 /ton	$(6.27) /ton	(3.7)%
BFT (Chicago)	$ 13.47 /cwt	$ 12.08 /cwt	$ 1.39 /cwt	11.5%
YG (Illinois)	$ 9.31 /cwt	$ 8.32 /cwt	$ 0.99 /cwt	11.9%

        The increases in each of the finished products the Company sells had a favorable impact on revenue which was partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product. The Jacobsen index provides a commonly quoted public daily listing of prices used throughout the industry.

        Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry, and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

        Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, thus becoming an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process.

        Natural gas commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas. The prices are important to the Company because natural gas is a major component of factory operating cost and natural gas prices are an indicator of achievement of the Company’s business plan. Average NYMEX pricing for natural gas for Fiscal 2002 and 2001 are set forth below.

	Avg. Price Fiscal 2002	Avg. Price Fiscal 2001	Decrease	% Decrease
Natural gas	$3.22 /mmbtu	$4.28 /mmbtu	$1.06 /mmbtu	24.8%

        The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

        Net Sales.          During Fiscal 2002, net sales increased by $19.2 million (7.9%) to $262.2 million as compared to $243.0 million during Fiscal 2001. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods prices	$15.7
- Improved recovery of collection expense	5.6
- Improved yields on production	0.9
These increases were partially offset by:
- Lower raw material volume	(1.6)
- Hide sales decreased	(1.3)
- Other sales decreases	(0.1)
$19.2

        Cost of Sales and Operating Expenses.          During Fiscal 2002, cost of sales and operating expenses increased $9.6 million (5.2%) to $194.6 million as compared to $185.0 million during Fiscal 2001. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher raw material prices	$8.0
- Higher payroll and related benefits	5.1
- Higher insurance expense	1.4
- Higher contract hauling expense	1.0
- Other expense increases	0.8
These increases were partially offset by:
- Lower energy expenses	(6.3)
- Lower raw material volume	(0.4)
$9.6

        Selling, General and Administrative Expenses.          Selling, general and administrative expenses were $30.3 million during Fiscal 2002, a $2.0 million increase (7.1%) from $28.3 million during Fiscal 2001, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$0.9
- Higher legal, audit and professional fees	0.3
- Other expense increases	0.8
$2.0

        Included in payroll and related benefits was $1.0 million in charges for compensation to be paid to the Company’s former Chief Executive Officer over a two-year period due to the change in control of the Company.

        Depreciation and Amortization.         Depreciation and amortization charges decreased $8.5 million (34.1%) to $16.4 million during Fiscal 2002 as compared to $24.9 million during Fiscal 2001. The decrease is primarily due to various property and equipment assets becoming fully depreciated during Fiscal 2002. Included in Fiscal 2001, depreciation and amortization expense is an impairment charge of $0.8 million.

        Interest Expense.         Interest expense was $6.4 million during Fiscal 2002 compared to $14.2 million during Fiscal 2001, a decrease of $7.8 million (54.9%) primarily due to changes resulting from the effect of the provisions of SFAS 15 as it applies to the Company’s May 13, 2002, Recapitalization Agreement (see Note 2 to the consolidated financial statements elsewhere herein), which reduced interest expense on bank debt by approximately $7.2 million, reduced interest expense resulting from forbearance fees of approximately $0.4 million, and other decreases of $0.2 million.

        Other Income/Expense.         Other income was $2.0 million in Fiscal 2002, a $3.7 million increase from other expense of $1.7 million in Fiscal 2001. Included in other income in Fiscal 2002 is: a gain of $1.7 million resulting from insurance proceeds received in excess of the net book value of assets destroyed by fire at the Company’s Norfolk, NE facility; a gain on extinguishment of debt of $0.8 million, which resulted from retirement of debt with a carrying value of $4.5 million with a cash payment of $3.7 million due to SFAS 15 accounting; and other net expense of $0.5 million. Included in net other expense in Fiscal 2001 was: a loss on the early retirement of a non-compete liability of $0.4 million; fair value adjustment on interest rate swap agreements of $1.4 million; and other net expense of $0.4 million; partially offset by gain related to the ineffective portion of natural gas hedge transactions of $0.5 million.

        Income Taxes.          The Company recorded income tax expense of $7.2 million for Fiscal 2002. The Company also recorded tax benefits of $2.2 million from utilization of net operating loss carryforwards which arose prior to the Company’s 1993 “Fresh Start Reporting” as direct increases to additional paid in capital rather than as an income tax benefit, in accordance with Statement of Position 90-7 (see Note 10 to the consolidated financial statements elsewhere herein).

        The Company did not record a tax benefit in 2001 because of the inability to carryback net operating losses and the uncertainty of future taxable income.

        Discontinued Operations.          The Company recorded a loss from discontinued operations in Fiscal 2002 of $0.4 million compared to a loss of $0.7 million in Fiscal 2001, an improvement of $0.3 million. The loss from discontinued operations both fiscal years relates to the Company’s Linkwood, MD facility, which was sold October 18, 2002. Included in the loss incurred in Fiscal 2002, is an impairment charge of $0.4 million, recorded to reduce the carrying value of the Linkwood assets to fair value, based upon the cash consideration of $4.3 million received from the third party purchaser.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35,000,000, and applied the net proceeds to reduction of the outstanding term loan of its Senior Credit Facility. The Senior Subordinated Notes mature on December 31, 2009. Interest accrues on the outstanding principal balance of the Notes at an annual rate of 12%, payable quarterly in arrears. The Notes contain certain terms and covenants, which among other things, restrict the incurrence of additional indebtedness and the payment of cash dividends.

        On May 13, 2002, the Company consummated a comprehensive recapitalization plan designed to provide the Company with sufficient financing to implement its business plan and to improve its debt and capital structure. The principal components of the recapitalization consisted of:

  The issuance to the Company’s lenders of (a) 46,705,086 shares of common stock, such that the lenders collectively owned 75% of the Company’s issued and outstanding common stock at that time; and (b) 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of $1.9 million, resulting in a yield of 10%, which approximates the market yield at the date of issue; in exchange for the cancellation of an aggregate of approximately $64.6 million of indebtedness owed by the Company, comprised of (i) $55.4 million principal amount of loans under the Company’s previous credit agreement, (ii) $5.3 million of accrued and unpaid interest and commitment fees owing under the Company’s previous credit agreement, and (iii) the $3.9 million forbearance fee the Company owed to the lenders under the forbearance agreement then existing;

  A new amended and restated credit agreement with the lenders that provided for a $61.0 million term loan and a revolving credit facility of $17.3 million for working capital loans and letters of credit. The term loan and the revolving credit facility mature on May 10, 2007;

  The reduction of the Company’s indebtedness to the lenders from approximately $126.9 million to $61.0 million principal, as of the date of the recapitalization;

  The subsequent reduction in the size of the Company’s Board of Directors from six to five members and the nomination for election of the three designees of the lenders and two existing directors to the Company’s Board of Directors until the Company’s 2004 Annual Meeting of stockholders;

  The Company granting certain preemptive rights to the lenders; and

  The filing by the Company of a registration statement with the SEC and granting the lenders certain other registration rights relating to the shares of common stock and preferred stock issued to them.

        The Senior Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result the carrying amount of the term loan of $20.6 million exceeds its contractual amount of $18.3 million by $2.3 million at January 3, 2004. Interest expense on the remaining carrying amount of debt reported in the Company’s financial statements is based on a new effective interest rate (0.79% at January 3, 2004). This rate equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt, with the result that the effective interest rate is less than the contract rate because a portion of the future cash payment is applied in accordance with SFAS 15 to reduce the carrying amount of the debt, rather than being applied to and included in interest expense.

        The Company’s Senior Subordinated Notes and Senior Credit Agreement consist of the following elements at January 3, 2004 (in thousands):

Senior Subordinated Notes Payable:	$35,000
Senior Credit Agreement
Term loan:
Contractual amount	$18,266
SFAS effect	2,303
Carrying amount	$20,569
Revolving credit facility:
Maximum availability	$17,337
Borrowings outstanding	-
Letters of credit issued	10,450
Availability	6,887

        Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Senior Credit Agreement. The Senior Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 3, 2004, no cash dividends could be paid to the Company’s stockholders pursuant to the Senior Credit Agreement. We are currently in compliance with all of the covenants contained in our Senior Credit Agreement.

        The classification of long-term debt in the accompanying January 3, 2004 consolidated balance sheet is based on the contractual and excess cash flow repayment terms of the debt issued under the Senior Subordinated Debt and the Senior Credit Agreement pursuant to the recapitalization.

        On January 3, 2004, the Company had working capital of $31.2 million and its working capital ratio was 1.76 to 1 compared to working capital of $13.8 million and a working capital ratio of 1.33 to 1 on December 28, 2002. At January 3, 2004, the Company had unrestricted cash of $24.8 million and funds available under the revolving credit facility of $6.9 million, compared to unrestricted cash of $15.4 million and funds available under the revolving credit facility of $5.6 million at December 28, 2002.

        The Company anticipates it will be required to issue approximately $4.9 million in additional letters of credit during Fiscal 2004. If issued, these letters of credit will reduce funds available under the revolving credit facility to approximately $2.0 million. Management of the Company intends to refinance its debt on terms and conditions which are more favorable to the Company than the Senior Credit Agreement executed in May 2002 and maturing in May 2007. One of the objectives includes providing increased liquidity. The Company can not provide assurance it will be successful in its efforts to refinance the remaining balance of its term loan. If unsuccessful, the Company will utilize its unrestricted cash balances and expected operating cash flows to fund daily working capital requirements, which management believes will be sufficient to meet the Company’s working capital requirements for at least the next twelve months.

        Net cash provided by operating activities was $28.3 million and $34.1 million for the fiscal years ended January 3, 2004 and December 28, 2002, respectively, a decrease of $5.8 million, primarily due to an increase of accounts receivable and a reduction of accounts payable and accrued expenses, partially offset by increased income from continuing operations. Cash used by investing activities was $11.9 million during Fiscal 2003, compared to $8.1 million in Fiscal 2002, an increase of $3.8 million, primarily due to proceeds from sale of property, plant and equipment in Fiscal 2002. Net cash used by financing activities was $6.5 million in the year ended January 3, 2004 compared to cash used of $14.2 million in the year ended December 28, 2002, a reduction of cash used of $7.7 million, principally due to reductions of long-term debt in Fiscal 2002.

        The Company made capital expenditures of $10.5 million and acquired rendering and grease businesses for a net investment of approximately $1.1 million, which included machinery, equipment and routes during Fiscal 2003 compared to capital expenditures of $13.4 million in Fiscal 2002, a net decrease of $1.8 million (13.4%). Capital expenditures of $13.4 million were made during Fiscal 2002 as compared to $8.8 million in Fiscal 2001, an increase of $4.6 million (52.3%). The increase is primarily due to expansion of the Company’s Sioux City plant location, completed during the third quarter of Fiscal 2002. Capital expenditures related to compliance with environmental regulations were $1.9 million in Fiscal 2003, $1.3 million in Fiscal 2002, and $0.6 million in Fiscal 2001.

        Based upon the underlying terms of the Senior Credit Agreement, the Company expects approximately $7.4 million in current debt, which is included in current liabilities on the Company’s balance sheet at January 3, 2004, will be due during Fiscal 2004, consisting of $3.0 million due in scheduled installment payments, $3.5 million due related to excess cash flow, as defined in the Company’s Credit Agreement, and approximately $0.9 million due related to accounting for troubled debt restructuring (SFAS 15).

        Based upon actuarial estimates, the Company expects to pay approximately $4.2 million during Fiscal 2004, in order to meet obligations related to the Company’s self insurance reserves which are included in current accrued expenses at January 3, 2004. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company or the administrator of the Company’s self insurance reserve. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company expects to pay approximately $0.5 million in order to meet minimum pension funding requirements during Fiscal 2004, which is included in current accrued compensation and benefit expenses at January 3, 2004. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2003, unrestricted cash, and funds available under the Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next 12 months. The impact on cash flows from operations in Fiscal 2004 of the occurrence of BSE in the United States, resulting regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2004 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2003 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 3, 2004 (in thousands):

                                                        Less Than         1 - 3        3 - 5     More than
                                            Total          1 Year         Years        Years       5 Years
                                         --------       ---------       -------      -------     ---------
      Contractual obligations:
      Long-term debt obligations          $55,677         $ 7,489       $12,897      $   291       $35,000
      Operating lease obligations          21,563           3,995         5,103        2,895         9,570
      Purchase commitments                  7,372           7,372             -            -             -
      Redeemable preferred stock           13,439               -             -       13,439             -
      Other long-term liabilities             364             176           178           10             -
                                           ------          ------        ------       ------        ------
          Total                           $98,415         $19,032       $18,178      $16,635       $44,570
                                           ======          ======        ======       ======        ======

        The Company’s off-balance sheet contractual obligations and commercial commitments as of January 3, 2004 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States .

        The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at January 3, 2004.

Other commercial commitments:
Standby letters of credit	$10,450
Total other commercial commitments:	$10,450

OFF BALANCE SHEET OBLIGATIONS

        Based upon the underlying purchase agreements, the Company has commitments to purchase $7.4 million of finished products and natural gas during Fiscal 2004, which are not included in liabilities on the Company’s balance sheet at January 3, 2004. These purchase agreements are entered in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2004, in accordance with accounting principles generally accepted in the United States.

        Based upon the underlying lease agreements, the Company expects to pay approximately $4.0 million in operating lease obligations during Fiscal 2004 which are not included in liabilities on the Company’s balance sheet at January 3, 2004. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States .

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in this report.

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

NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, on December 29, 2002 (the first day of Fiscal 2003), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

        The Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, on December 29, 2002, which addresses requirements for recognition of a liability for a cost associated with an exit or disposal activity. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

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

        The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affects accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was part of the Company’s recapitalization discussed in Note 2 to the consolidated financial statements, and elsewhere, herein. The Company’s preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion are estimated to be approximately $1.1 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date.

        In December 2003, the FASB released Statement of Financial Accounting Standard No. 132 (“SFAS 132”), Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003). Revisions to SFAS No. 132 do not alter the basis of calculations but expand annual and interim disclosures related to the plan assets, benefit obligations, cash flows, and benefit costs associated with the Company’s employee benefit plans. The provisions of the revised statement are effective for fiscal years ending and interim periods beginning after December 15, 2003. The Company adopted SFAS 132, as revised, on December 16, 2003. Adoption of SFAS 132 did not have an impact on the Company’s consolidated financial statements beyond the new disclosures it requires.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties. The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the section entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

        In addition to those factors discussed under the heading “Risk Factors” in Item 7A of Part I of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, and the price of natural gas used in the Company’s plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company has used interest rate and natural gas swaps to manage these related risks. The Company is not currently party to any natural gas swap agreements or any interest rate swap agreements. The Company uses natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities.

        As of January 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $4.5 million of natural gas for the months of January through June 2004, which approximates 47.2 % of the Company’s usage for these months. As of January 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $2.9 million of finished product in the month of January 2004.

Interest Rate Sensitivity

        The Company’s obligations subject to fixed or variable interest rates include (in thousands, except interest rates):

                                                  Less Than       1 - 3       3 - 5    More than
                                         Total       1 Year       Years       Years      5 Years
                                       -------    ---------     -------     -------    ---------
      Long-term debt
          Fixed rate                   $35,108      $    50     $    56     $     2      $35,000
             Average interest rate       12.00%       11.99%      12.00%      12.00%       12.00%
          Variable rate                 20,569        7,439      12,841         289            -
             Average interest rate        6.00%        6.00%       6.00%       6.00%        6.00%
      Accrued liabilities
          Redeemable preferred stock    13,439            -           -      13,439            -
             Average interest rate        6.00%           -           -       6.00%            -
                                        ------       ------      ------      ------       ------
      Total                            $69,116      $ 7,489     $12,897     $   291      $35,000
                                        ======       ======      ======      ======       ======

        The Company’s fixed rate debt obligations consist of the Senior Subordinated Notes and various other notes payable that accrue interest at an annual weighted average fixed rate of approximately 12%. Additionally, the Company’s mandatorily redeemable preferred stock accumulates dividends at a fixed rate of 6% annually. These obligations are not affected by changes in interest rates.

        The Company has $20.6 million in variable rate debt that represents the balance outstanding under the term loan originating as part of the Senior Credit Agreement on May 13, 2002. This portion of the Company’s debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $0.2 million in Fiscal 2004.

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

        The Company’s finished products are commodities, the prices of which are quoted on established commodity markets. Accordingly, the Company’s profitability will be affected by fluctuations in the prevailing market prices of such finished products. A significant decrease in the market price of the Company’s products would have a material adverse effect on the Company’s profitability and cash flow.

Competition—the most competitive aspect of the Company’s business is the procurement of raw materials.

        The Company’s management believes that the most competitive aspect of the Company’s business is the procurement of raw materials rather than the sale of finished products. During the last ten plus years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors. Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, such as the Company, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. Major competitors include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses compete in both the Rendering and Restaurant Service segments. A significant decrease in raw materials available could materially and adversely affect the Company’s business and results of operations.

        The rendering and restaurant services industry is highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. The Company charges a collection fee to offset a portion of the cost incurred in collecting raw material. In recent years the Company has become highly dependent upon these collection fees. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company’s collection fees being deemed too expensive or otherwise, the Company’s raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company’s business and results of operations.

Government regulations and approvals—the Company may incur material costs and liabilities in complying with government regulations.

        The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are:

  the Food and Drug Administration (“FDA”), which regulates food and feed safety;

  the United States Department of Agriculture (“USDA”), including its agencies APHIS and FSIS, which regulates collection and production methods;

  the Environmental Protection Agency (“EPA”), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge;

  State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality; and

  the United States Department of Transportation (“USDOT”), as well as local and state agencies, which regulate the operation of the Company’s commercial vehicles.

        Such rules and regulations may influence the Company’s operating results at one or more facilities. There can be no assurance that the Company will not incur material costs and liabilities in connection with such regulations.

Bovine spongiform encephalopathy (“BSE”) or “mad cow disease” – The Company’s business may be affected by FDA regulations relating to BSE.

        Effective August, 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as “mad cow disease.” The Company’s management believes that the Company is in compliance with the provisions of the rule.

        A case of BSE was diagnosed in a cow in the state of Washington on December 23, 2003. Within days of the media reports of the case of BSE, many countries moved to ban imports of U.S. produced beef and beef products, including meat and bone meal and initially tallow, though this initial ban on tallow was relaxed to permit imports of U.S. produced tallow with less than 0.15% impurities. The U.S. government issued regulations in response to the case of BSE which include:

  On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit downer animals from entering the food chain, require removal of specified risk materials (“SRM”) at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

  On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On this date, the FDA also announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Such a ban could affect the use of tallow derived from SRM, dead cattle and non-ambulatory cattle in cosmetics. The proposal has not been finalized as of March 16, 2004.

        The occurrence of BSE in the United States may result in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products, reduced demand for beef and beef products by consumers, or increase the Company’s operating costs. The impact of the occurrence of the case of BSE is not fully known at this time, but may positively or negatively impact the Company’s results of operations in the future.

Dependence on natural gas – The Company is highly dependent on natural gas.

        The Company’s operations are highly dependent on the use of natural gas. A material increase in natural gas prices over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations. See Item 7, Management’s Discussion and Analysis, for a recent history of natural gas pricing.

Substantial leverage and debt service—the Company has substantial debt and has significant interest payment requirements which could adversely affect its ability to operate its business.

        The Company has a significant amount of indebtedness. This indebtedness could have important consequences to the holders of the Company’s securities including the risks that:

  the Company will be required to use a substantial portion of its cash flow from operations to pay its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of the Company’s business strategy, working capital, capital expenditures, product development efforts and other general corporate purposes;

  the Company’s interest expense could increase if interest rates in general increase because a portion of the Company’s debt will bear interest based on market rates;

  the Company’s level of indebtedness will increase its vulnerability to general adverse economic and industry conditions;

  the Company’s debt service obligations could limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business;

  the Company's level of indebtedness may place it at a competitive disadvantage compared to its competitors that have less debt; and

  a failure by the Company to comply with financial and other restrictive covenants in the agreements governing the Company’s indebtedness, which could result in an event of default and could have a material adverse effect on the Company.

        As of March 16, 2004, the Company owed senior subordinated debt of $35.0 million and a contractual amount of $18.0 million in senior secured term loans with a carrying amount of $20.1 million and had no senior secured revolving loans outstanding under the Company’s credit agreement. As of such date, three letters of credit in the face amounts of $0.8 million, $2.5 million and $5.7 million, respectively were issued and outstanding under the senior credit facility. The Company will be able to incur additional indebtedness in the future, including $8.4 million of additional debt available under the Company’s revolving credit facility. Additional indebtedness will increase the risks described above. All borrowings under the Company’s credit agreement are secured and senior to the Company’s securities. For risks associated with the restrictive covenants in the Company’s debt instruments, see the risk factor entitled “Restrictive covenants in the Company’s debt instruments.”

Restrictive covenants in the Company’s debt instruments—restrictions imposed by the Company’s credit agreements, and future debt agreements may, limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

        The Company’s credit agreements currently, and future debt agreements may, restrict its ability to:

  incur additional indebtedness;
  issue additional capital stock or preferred stock;
  pay dividends and make other distributions;
  prepay subordinated debt;
  make restricted payments;
  create liens;
  merge, consolidate or acquire other businesses;
  sell and otherwise dispose of assets;
  enter into transactions with affiliates;
  make investments; and
  engage in new lines of business, unrelated to the Company’s current businesses.

        These terms may impose restrictions on the Company’s ability to finance future operations, implement its business strategy, fund its capital needs or engage in other business activities that may be in its interest. In addition, the Company’s credit agreements requires, and future indebtedness may require, the Company to maintain compliance with specified financial ratios. Although the Company is currently in compliance with the financial ratios and does not plan on engaging in transactions that may cause the Company to not be in compliance with the ratios, its ability to comply with these ratios may be affected by events beyond its control, including the risks described in the other risk factors and elsewhere in this report.

        A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios could result in a default under the credit agreements. In the event of a default under the credit agreements, the lenders under the credit agreements may elect to:

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

        If the Company is unable to repay these borrowings when due, the lenders under the credit agreements also will have the right to proceed against the collateral, which consists of substantially all of the Company’s assets, including real property. If the indebtedness under the credit agreements were to be accelerated, the Company’s assets may be insufficient to repay this indebtedness in full under those circumstances. Any future credit agreements or other agreement relating to the Company’s indebtedness to which the Company may become a party may include the covenants described above and other restrictive covenants.

Key Personnel—the Company’s success is dependent on the Company’s key personnel.

        The Company’s success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company’s business and prospects. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain such personnel could materially adversely affect the Company’s business and results of operations.

Dependence on suppliers – certain of the Company’s 24 operating facilities are highly dependent upon a few suppliers.

        Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company’s collection services, such operating facilities may be materially and adversely affected

Dependence on certain facilities – in certain markets the Company is highly dependent upon the continued and uninterrupted operation of a single operating facility.

        In the majority of the Company’s markets, in the event of a casualty or condemnation involving a facility located in such market, the Company would utilize a nearby operating facility to continue to serve its customers in such market. In certain markets, however, the Company does not have alternate operating facilities. In the event of a casualty or condemnation, or an unscheduled shutdown, the Company may experience an interruption in its ability to service its customers and to procure raw materials. This may materially and adversely affect the Company’s business and results of operations in such markets. In addition, after an operating facility affected by a casualty or condemnation is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company’s services.

History of net losses—the Company has a history of net losses and the Company may incur net losses in the future which could adversely affect the Company’s ability to service its indebtedness.

        The Company has a recent history of net losses but has become profitable in the past two years. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company’s net losses were approximately $11.8 million, $19.2 million and $16.0 million, respectively. Following the recapitalization of the Company completed in May 2002, as described below under “Darling International Inc.,” the Company reported a net profit of $18.2 million for the year ended January 3, 2004, and a net profit of $9.0 million for the year ended December 28, 2002. If, however, the Company incurs net losses in the future, its ability to pay principal and interest on its indebtedness could be adversely affected.

        In order to establish consistent profitability, the Company must achieve the following:

  maintain its collection fees at levels sufficient to recover an adequate portion of collection costs;
  increase gross margins to the extent of cost increases;
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

        The Company’s obligations with respect to its Series A Preferred Stock are subordinate and junior in right of payment to all its present and future indebtedness, including indebtedness under the Company’s credit agreements, but will rank senior to the Company’s common stock. In the event of the Company’s bankruptcy, liquidation or reorganization, the Company’s assets will be available to pay obligations on the Series A Preferred Stock and then the common stock only after all holders of the Company’s senior indebtedness and all its other creditors have been paid. As a result, in the event of the Company’s liquidation or bankruptcy it is likely that there will be no assets available for distribution to the Company’s equity holders and thus no value to the Company’s equity.

Dividends—the Company’s ability to pay any dividends on its common stock may be limited.

        The Company has not declared or paid cash dividends on its common stock since January 3, 1989. The payment of any dividends by the Company on its common stock in the future will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the Company’s general financial condition, the general financial condition of the Company’s subsidiaries and general business conditions.

        The Company’s ability to pay any cash or noncash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreements. The terms of the Company’s credit agreements prohibit the Company from paying any cash dividends on the Company’s common stock so long as any indebtedness or commitments remain outstanding under the Company’s credit agreements. Moreover, under Delaware law, the Company is permitted to pay cash or accumulated dividends on the Company’s capital stock, including the Company’s common stock, only out of surplus, or if there is no surplus, out of the Company’s net profits for the fiscal year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company’s total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. In order to pay dividends, the Company must have surplus or net profits equal to the full amount of the dividends at the time such dividend is declared. In determining the Company’s ability to pay dividends, Delaware law permits the Company’s Board of Directors to revalue the Company’s assets and liabilities from time to time to their fair market values in order to establish the amount of surplus. The Company cannot predict what the value of the Company’s assets or the amount of the Company’s liabilities will be in the future and, accordingly, the Company cannot assure the holders of the Company’s common stock that the Company will be able to pay dividends on the Company’s common stock.

Volatility of Share Price—the market price of the Company’s common stock could be volatile.

        The market price of the Company’s common stock has been subject to volatility and, in the future, the market price of the Company’s common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company’s control. These factors include, among other things, actual or anticipated variations in the Company’s operating results, earnings releases by the Company, changes in financial estimates by securities analysts, sales of substantial amounts of the Company’s common stock, market conditions in the industry and the general state of the securities markets, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

Limitation on net operating loss carryforwards—as a result of the recapitalization, the Company’s ability to apply federal income tax net operating loss carryforwards will be limited.

        As a result of the recapitalization of the Company in May, 2002, the Company’s ability to use federal income tax net operating loss carryforwards to offset future taxable income that may be generated will be limited. In particular, the Company has undergone a change in ownership under Section 382 of the Code as a result of the recapitalization. By virtue of such a change in ownership, an annual limitation (generally equal to the pre-change value of the Company’s stock multiplied by the adjusted federal tax-exempt rate, which is set monthly by the IRS based on prevailing interest rates and equal to 5.01% for May 2002) will be applied to the use of those net operating loss carryforwards against future taxable income.

Additional Issuance of Shares—the Company may issue additional common stock or preferred stock, which could dilute your interests.

        The Company’s certificate of incorporation, as amended does not limit the issuance of additional common stock or additional series of preferred stock ranking junior to the Company’s Series A Preferred Stock. As of March 16, 2004 the Company has available for issuance 36,252,940 authorized but unissued shares of common stock and 900,000 authorized but unissued shares of preferred stock that may be issued in additional series.

Terrorist attacks – events such as those of September 11, 2001 and the war with Iraq may adversely affect the U.S. and international economies, the markets for the Company’s securities and the Company’s operations.

        Following the September 11, 2001 terrorist attacks, there has been substantial volatility in the U.S., Canadian and international financial markets. Continued military or other response by the United States or its allies, future terrorist attacks or the anticipation of any such actions or events, as well as the war with Iraq, may have adverse impacts on the U.S. and world economies and may disrupt financial markets (including payment systems and clearinghouses) for extended periods of time. These armed conflicts or attacks may also directly impact the Company’s physical facilities or those of its suppliers or customers and could have an impact on the Company’s domestic and international sales, supply chain, production capability and ability to deliver the Company’s products to its customers.

        Political and economic instability in some regions of the world may also result and could negatively impact the Company’s business and financial condition and its expectations as described in forward-looking statements. The foregoing events may adversely affect the financial condition of the Company and the trading price of the Company’s securities.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:
II - Valuation and Qualifying Accounts Three years ended January 3, 2004	65

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

INDEPENDENT AUDITORS’ REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and other intangible assets in 2002 and for redeemable preferred stock in 2003.

KPMG LLP

Dallas, Texas
March 1, 2004

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2004 and December 28, 2002
(in thousands, except share and per share data)

                                                                        January 3,     December 28,
ASSETS                                                                      2004           2002
------                                                                 -----------     ------------
Current assets:
       Cash and cash equivalents ....................................   $  25,383      $  15,537
       Accounts receivable, less allowance for bad debts of $626
             at January 3, 2004 and $628 at December 28, 2002 .......      29,353         24,099
       Inventories (Note 3) .........................................       7,837          7,006
       Prepaid expenses .............................................       4,509          4,975
       Deferred income taxes (Note 10) ..............................       3,937          3,659
       Assets held for sale (Note 5) ................................       1,160            968
       Other ........................................................          16             63
                                                                        ---------      ---------
                      Total current assets ..........................      72,195         56,307

Property, plant and equipment, net (Note 4) .........................      73,274         72,954
Collection routes and contracts, less accumulated amortization of
        $28,118 at Jan. 3, 2004 and $23,956 at Dec. 28, 2002 ........      19,458         23,088
Goodwill, less accumulated amortization of $1,077 at
       January 3, 2004 and December 28, 2002 ........................       4,429          4,429
Deferred loan costs .................................................       2,986          3,822
Other assets ........................................................       2,307          2,312
                                                                        ---------      ---------
                                                                        $ 174,649      $ 162,912
                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current portion of long-term debt (Notes 2 and 8) ............   $   7,489      $   8,372
       Accounts payable, principally trade ..........................       9,059          9,902
       Accrued expenses (Note 6) ....................................      24,132         23,922
       Accrued interest .............................................         326            314
                                                                        ---------      ---------
                      Total current liabilities .....................      41,006         42,510

Long-term debt, net (Notes 2 and 8) .................................      48,188         60,055
Other noncurrent liabilities (Note 9) ...............................      16,083         12,175
Deferred income taxes (Note 10) .....................................       4,878          3,659
Redeemable preferred stock, $0.01 par value;  1,000,000 shares
     authorized, 100,000 shares outstanding (Notes 2 and 17) ........       9,212              -
                                                                        ---------      ---------
                      Total liabilities .............................     119,367        118,399
                                                                        ---------      ---------

Redeemable preferred stock, $0.01 par value; 1,000,000 shares
              authorized, 100,000 shares outstanding (Notes 2 and 17)           -          8,599

Stockholders' equity  (Notes 2 and 11):
       Common stock, $.01 par value;  100,000,000 shares authorized,
         63,654,240 and 62,302,448 shares issued and outstanding
         at January 3, 2004 and December 28, 2002, respectively .....         637            623
       Additional paid-in capital ...................................      77,179         74,747
       Treasury stock, at cost; 21,000 shares at January 3, 2004
               and December 28, 2002 ................................        (172)          (172)
       Accumulated comprehensive loss (Note 12) .....................      (5,176)        (3,907)
       Accumulated deficit ..........................................     (17,186)       (35,377)
                                                                        ---------      ---------
                      Total stockholders' equity ....................      55,282         35,914
                                                                        ---------      ---------
Commitments and contingencies (Notes 7 and 14)
                                                                        $ 174,649      $ 162,912
                                                                        =========      =========

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 3, 2004
(in thousands, except per share data)

                                                                 January 3,    December 28,  December 29,
                                                                    2004           2002          2001
                                                                -----------    -----------   ------------

Net sales ....................................................   $ 324,429      $ 262,236      $ 242,964
                                                                 ---------      ---------      ---------
Costs and expenses:
     Cost of sales and operating expenses ....................     246,061        194,559        185,019
     Selling, general and administrative expenses ............      35,971         30,294         28,334
     Depreciation and amortization ...........................      15,133         16,426         24,898
                                                                 ---------      ---------      ---------
         Total costs and expenses ............................     297,165        241,279        238,251
                                                                 ---------      ---------      ---------
         Operating income ....................................      27,264         20,957          4,713
                                                                 ---------      ---------      ---------
Other income (expense):
     Interest expense ........................................      (2,365)        (6,409)       (14,162)
     Other, net ..............................................       3,938          2,001         (1,656)
                                                                 ---------      ---------      ---------
         Total other income (expense) ........................       1,573         (4,408)       (15,818)
                                                                 ---------      ---------      ---------

Income (loss) from continuing operations before income taxe...      28,837         16,549        (11,105)
Income taxes (Note 10) .......................................      10,646          7,183              -
                                                                 ---------      ---------      ---------
     Income (loss) from continuing operations ................      18,191          9,366        (11,105)

Loss from discontinued operations,  net of tax (Note 5) ......           -           (403)          (740)
                                                                 ---------      ---------      ---------

Net income (loss) ............................................      18,191          8,963        (11,845)
    Preferred dividends and accretion ........................        (101)          (994)             -
                                                                 ---------      ---------      ---------
     Net income (loss) applicable to common shareholders .....   $  18,090      $   7,969      $ (11,845)
                                                                 =========      =========      =========
Basic and diluted earnings (loss) per share:
    Continuing operations ....................................   $    0.29      $    0.19      $   (0.71)
    Discontinued operations ..................................           -          (0.01)         (0.05)
                                                                 ---------      ---------      ---------
                  Total ......................................   $    0.29      $    0.18      $   (0.76)
                                                                 =========      =========      =========

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Three years ended January 3, 2004
(In thousands, except share data)

                                            Common stock
                                         -------------------                                      Retained
                                                        $.01  Additional             Accumulated   earnings        Total
                                             Number      par   Paid-in   Treasury  comprehensive (accumulated  stockholders'
                                          of shares     value  capital     stock       loss        deficit)    equity(deficit)
------------------------------------------------------------------------------------------------------------------------------

Balances at December 30, 2000              15,568,362    $156    $35,235    $(172)     $    -     $(32,495)      $  2,724

Net loss                                                    -          -        -           -      (11,845)       (11,845)

Minimum pension liability adjustment                -       -          -        -        (533)           -           (533)

Derivative transition adjustment (Note 1)           -       -          -        -       2,220            -          2,220

Net change arising from current
    period hedging transactions (Note 1)            -       -          -        -         376            -            376

Reclassifications of derivative hedging
    changes into earnings   (Note 1)                -       -          -        -      (2,596)           -         (2,596)
                                                                                                                 ---------
Total comprehensive loss                            -       -          -        -           -            -        (12,378)
                                           ----------    ----    -------    ------    --------      --------     ---------
Balances at December 29, 2001              15,568,362    $156    $35,235    $(172)     $ (533)      $(44,340)     $ (9,654)
                                           ==========    ====    =======    ======    ========      =========    =========

Net income                                          -       -          -        -           -         8,963        8,963

Minimum pension liability adjustment                -       -          -        -     (3,374)            -        (3,374)
                                                                                                                 ---------
Total comprehensive income                          -       -          -        -          -             -          5,589

Tax benefits relating to January 1,
   1994 valuation allowance                         -       -      2,247        -          -             -          2,247

Issuance of common stock                   46,713,086     467     38,259        -          -             -         38,726

Preferred stock -  accretion and
   accumulative dividends                           -       -       (994)       -          -             -           (994)
                                           ----------    ----    -------    ------    --------      --------     ---------
Balances at December 28, 2002              62,281,448    $623    $74,747    $(172)    $(3,907)      $(35,377)    $ 35,914
                                           ==========    ====    =======    ======    ========      =========    =========

Net income                                          -       -          -        -           -         18,191       18,191

Minimum pension liability adjustment,
        net of tax                                  -       -          -        -      (1,269)             -       (1,269)
                                                                                                                 ---------
Total comprehensive income                          -       -          -        -           -              -       16,922

Issuance of common stock                    1,351,792      14      2,533        -           -              -        2,547

Preferred stock - accretion and
   accumulative dividends                           -       -       (101)       -           -              -         (101)
                                           ----------    ----    -------    ------    --------      --------     ---------
Balances at January 3, 2004                63,633,240    $637    $77,179    $(172)    $(5,176)      $(17,186)    $ 55,282
                                           ==========    ====    =======    ======    ========      =========    =========

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 3, 2004
(in thousands)

                                                                  January 3,   December 28,  December 29,
                                                                     2004         2002         2001
                                                                 -----------   -----------   ------------
Cash flows from operating activities:
     Income (loss) from continuing operations .................   $  18,191     $  9,366    $ (11,105)
     Adjustments to reconcile income (loss) from continuing
          operations to net cash provided by continuing
          operating activities:
               Depreciation and amortization ..................      15,133       16,426       24,898
               Deferred income taxes ..........................       1,718        2,187            -
               Gain on sale of assets .........................         (76)      (1,563)         (80)
               Increase in long-term pension liability ........       2,624          737            -
               Gain on early retirement of debt ...............      (4,698)        (813)           -
               Changes in operating assets and liabilities:
                         Accounts receivable ..................      (5,254)        (380)      (1,882)
                         Inventories and prepaid expenses .....        (365)         111         (746)
                         Accounts payable and accrued expenses.      (1,642)       4,050       (4,898)
                         Accrued interest .....................          12        2,262          345
                         Other ................................       2,659          882       (1,916)
                                                                  ---------    ---------    ---------
     Net cash provided by continuing operating activities .....      28,302       33,265        4,616
     Net cash provided by discontinued operations .............           -          867          996
                                                                  ---------    ---------    ---------
               Net cash provided by operating activities ......      28,302       34,132        5,612
                                                                  ---------    ---------    ---------
Cash flows from investing activities:
     Capital expenditures .....................................     (11,586)     (13,433)      (8,847)
     Gross proceeds from sale of property, plant and equipment,
          assets held for disposition and other assets ........         177        6,011          145
     Payments related to routes and other intangibles .........        (534)           -         (279)
     Net cash used in discontinued operations .................           -         (654)        (295)
                                                                  ---------    ---------    ---------
               Net cash used in investing activities ..........     (11,943)      (8,076)      (9,276)
                                                                  ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt .............................     256,162      203,673      208,387
     Payments on long-term debt ...............................    (262,204)    (214,500)    (197,862)
     Contract payments ........................................        (460)        (459)      (3,368)
     Recapitalization costs ...................................           -       (2,901)      (3,334)
     Deferred finance costs ...................................      (2,022)           -            -
     Issuance of common stock .................................       2,011            -            -
                                                                  ---------    ---------    ---------
               Net cash provided by (used in) financing
                  activities...................................      (6,513)     (14,187)       3,823
                                                                  ---------    ---------    ---------

Net increase in cash and cash equivalents .....................       9,846       11,869          159

Cash and  cash equivalents at beginning of year ...............      15,537        3,668        3,509
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................   $  25,383    $  15,537    $   3,668
                                                                  =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest ............................................   $   3,370    $   3,740    $  13,817
                                                                  =========    =========    =========
          Income taxes, net of refunds ........................   $   7,786    $   2,103    $    (141)
                                                                  =========    =========    =========

Noncash financing activity - Recapitalization transactions (Note 2):
     Debt reduction                                                     -      $ (39,986)          -
     Accrued interest reduction                                         -         (5,331)          -
     Forbearance fees reduction                                         -         (3,855)          -
     Preferred stock, net of discount                                   -          8,072           -
     Common stock issued                                                -         41,100           -

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For Years Ended January 3, 2004 and December 28, 2002

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

In May 2002, the Company completed a recapitalization. See Note 2 below.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 5, the operations of IPC and of the Linkwood, MD facility, as defined below, are classified as discontinued operations.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 3, 2004, the 52 weeks ended December 28, 2002 , and the 52 weeks ended December 29, 2001.

(3)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(4)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets: 1) Buildings and improvements, 15 to 30 years; 2) Machinery and equipment, 3 to 10 years; and 3) Vehicles, 2 to 6 years.

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

The Company has identified its reporting units for purposes of assessing goodwill impairment to be the individual plant locations. The fair values of the Company’s reporting units containing goodwill exceed the related carrying values; consequently, there has been no impairment of goodwill. Intangible assets subject to amortization under SFAS 142 consist of collection routes and contracts and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful life of the asset ranging from 3 to 15 years.

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

                                                                  January 3,    December 28,
                                                                      2004           2002
                                                                 ------------   -------------
                 Collection Routes and Contracts:
                    Routes                                         $ 42,714       $ 42,302
                    Non-compete agreements                            4,449          4,428
                    Royalty and consulting agreements                   413            314
                                                                   --------       ---------
                                                                     47,576         47,044
                Accumulated Amortization:
                    Routes                                          (24,302)       (20,865)
                    Non-compete agreements                           (3,587)        (2,903)
                    Royalty and consulting agreements                  (229)          (188)
                                                                   --------       ---------
                                                                    (28,118)       (23,956)
                                                                   --------       ---------
                Collection routes and contracts,
                   less accumulated amortization                   $ 19,458       $ 23,088
                                                                   ========       =========
Amortization expense for the three years ended January 3, 2004, December 28, 2002, and December 29, 2001, was approximately $4,166,000, $4,280,000 and $5,014,000, respectively. Amortization expense for the next five fiscal years is estimated to be $3,895,000, $3,803,000, $3,557,000, $3,368,000 and $3,367,000.

The Company has also recorded an intangible asset related to unrecognized prior service costs in connection with its minimum pension liability as discussed in Note 12.

The effect of the adoption of SFAS 142 on net income (loss) and earnings (loss) per share follows (in thousands, except per share data):
                                                                       Fiscal Year Ended
                                                          ---------------------------------------------
                                                             January 3,     December 28,   December 29,
                                                                2004            2002           2001
                                                          ---------------------------------------------
                Reported net income (loss) applicable
                    to common shareholders                    $18,090          $7,969        $(11,845)
                Add back:  goodwill amortization                    -               -             242
                                                              -------          ------        --------
                Adjusted net income (loss) applicable
                    to common shareholders                    $18,090          $7,969        $(11,603)
                                                              =======          ======        ========
                Basic earnings (loss) per share:
                Reported net income (loss)                     $ 0.29          $ 0.18         $ (0.76)
                Add back:  goodwill amortization                    -               -            0.02
                                                              -------          ------        --------
                Adjusted net income (loss)                     $ 0.29          $ 0.18         $ (0.74)
                                                              =======          ======        ========
(7)	Environmental Expenditures

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

	Net Income (loss) per Common Share (in thousands, except per share data)
	January 3, 2004			December 28, 2002			December 29, 2001
	Income	Shares	Per Share	Income	Shares	Per Share	(Loss)	Shares	Per Share
Income (loss) from continuing operations	$18,191	62,588	$0.29	$9,366	45,003	$0.21	($11,105)	15,568	($0.71)
Less: Loss from discontinued operations, net of tax	0		0.00	(403)		(0.01)	(740)		(0.05)
Net income (loss)	18,191	62,588	0.29	8,963	45,003	0.20	(11,845)	15,568	(0.76)
Less: Preferred dividends and accretion	(101)		(0.00)	(994)		(0.02)	0		0.00
Basic: Income(loss) applicable to common shareholders	18,090	62,588	0.29	7,969	45,003	0.18	(11,845)	15,568	(0.76)
Effect of Dilutive Securities Add: Option shares in the money		1,120			1,280			0
Less: Proforma treasury shares		(520)			(706)			0
Diluted: Income (loss) available to common shareholders	$18,090	63,188	$0.29	$7,969	45,577	$0.18	($11,845)	15,568	($0.76)

For Fiscal 2003, 2002 and 2001, respectively, 233,674, 1,637,430 and 3,025,865 outstanding stock options were excluded from diluted income (loss) per common share as the effect was antidilutive.

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
                                                       January 3,            December 28,           December 29,
                                                          2004                  2002                    2001
                                                  ---------------------  ---------------------  --------------------
                                                    amount   per share     amount   per share      amount   per share
                                                  --------- -----------  --------- -----------  ---------  ----------
            Reported net income (loss)
               applicable to common shareholders    $18,090    $0.29      $7,969     $0.18       $(11,845)    $(0.76)
            Deduct total stock-based employee
               compensation expense determined
               under fair-value-based method for
               all rewards, net of tax
                                                       (630)   (0.01)       (127)    (0.01)          (287)     (0.02)
                                                    -------    ------     -------    ------      ---------    -------
               Pro forma                            $17,460    $0.28      $7,842     $0.17       $(12,132)    $(0.78)
                                                    =======    ======     =======    ======      =========    =======
The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.96, $0.63 and $0.46, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate, weighted avg.	3.45%	5.02%	5.14%
Expected life	10 years	10 years	10 years
Expected annual volatility	62.41-109.09%	59.95-109.09%	42.31-100.94%

(11)	Statements of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

(12)	Use of Estimates

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

(13)	Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

Effective December 30, 2001 (the first day of Fiscal 2002), the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and requires the classification of prior year operating results of discontinued operations to be consistent with the current year presentation. During the third quarter of Fiscal 2002, the Company recorded an impairment charge of approximately $435,000 to reduce to fair value the carrying value of the assets at the Company’s Linkwood, Maryland rendering plant, which was sold on October 18, 2002, to a third party purchaser for cash consideration of $4.3 million, and is accounted for as a discontinued operation in the Company’s Rendering business segment (see Note 5).

The Fiscal 2002 impairment charge of $435,000 was necessary to reduce the carrying value of these assets to management’s estimate of their net realizable value. Estimated net realizable value was based upon the sales price received from the third party purchaser. A summary of the impairment charge follows (in thousands):

Land	$200
Leaseholds and buildings	235
Total impairment	$435

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

Land	$106
Leaseholds and buildings	134
Equipment and furniture	600
Total impairment	$840

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

The carrying amount (exclusive of the effect of SFAS No. 15) of the Company’s outstanding borrowings under the Credit Agreement and Term Loan described in Notes 2 and 8 approximates the fair value due to the floating interest rates on the borrowings.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

Effective December 31, 2000 (the first day of Fiscal 2001), the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

At January 3, 2004, the Company has forward purchase agreements in place for purchases of approximately $4.5 million of natural gas for the months of January through June 2004, which approximates 47.2% of the Company’s usage for these months.

As of December 28, 2002, the Company has forward purchase agreements in place for purchases of approximately $2.1 million of natural gas for the months of January through March 2003, which approximates 57.0% of the Company’s usage for these months.

These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS No. 133 because they qualify as normal purchases as defined in the standard.

A summary of the transition adjustment recorded to other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the twelve-month period ended December 29, 2001 follows (in thousands):

Transition adjustment on December 31, 2000 to accumulated other comprehensive income	$2,220
Net change arising from current period hedging transactions	376
Reclassifications into Fiscal 2001 earnings	(2,596)
Accumulated other comprehensive loss at December 29, 2001	-

A summary of the gains and losses recognized in earnings during the year ended December 29, 2001 follows (in thousands):

Loss to interest expense related to interest rate swap agreements	$ (487)
Gain to operating expenses related to natural gas swap agreements (effective portion)	2,568
Gain to other income related to natural gas swap agreements (ineffective portion)	515
Total reclassifications into earnings for the year ended December 29, 2001	$2,596

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

(18)	Reclassification

Certain other reclassifications of amounts previously reported have been made to the Fiscal 2001 and Fiscal 2002 consolidated financial statements to conform the presentation for each year.

(2)	FINANCING

(a)	Senior Subordinated Notes

On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35,000,000 and applied the net proceeds of such issuance to reduction of the outstanding term loan portion of its Senior Credit Facility. The Senior Subordinated Notes mature on December 31, 2009. Interest accrues on the outstanding principal balance of the Notes at an annual rate of 12% that is payable in arrears quarterly. The Notes contain certain terms and covenants, which, among other things, restrict the incurrence of additional indebtedness and the payment of cash dividends.

(b)	Recapitalization – Senior Credit Agreement

On May 13, 2002, the Company consummated a recapitalization and executed a new amended and restated Credit Agreement with its lenders.

The Senior Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeds its contractural amount of $18.3 million by $2.3 million at January 3, 2004. Interest expense on the remaining carrying amount of debt reported in our financial statements is based on an effective interest rate (0.79% at January 3, 2004) that equates the present value of the future cash payment specified by the new terms of the term loan with the carrying amount of the debt.

In connection with the Company’s recapitalization and its entry into the Senior Credit Agreement, the Company exchanged borrowings outstanding under its previous Credit Agreement, a portion of the accrued interest and commitment fees, and forbearance fees payable for 46,705,086 shares of newly issued common stock, equal to 75% of the Company’s then total outstanding common stock on a fully diluted basis (exclusive of stock options issued and outstanding), and 100,000 shares of 6% cumulative redeemable Series A Preferred Stock with a liquidation preference of $100 per share and a face value of $10.0 million, recorded at a discount of approximately $1.9 million, resulting in a yield of 10%, which approximates the market yield at the date of issue. The term loan and the revolving credit facility mature on May 10, 2007.

The Company’s Senior Credit Agreement consists of the following elements at January 3, 2004 and December 28, 2002, respectively (in thousands):
                                                         January 3,      December 28,
                                                            2004             2002
                                                       -------------     ------------
                   Term loan:
                        Contractual amount              $  18,266         $  56,655
                        SFAS 15 effect                      2,303            11,750
                                                        ---------          --------
                        Carrying amount                 $  20,569         $  68,405
                                                        ---------          --------
                   Revolving credit facility:
                        Maximum availability            $  17,337         $  17,337
                        Borrowings outstanding                  -                 -
                        Letters of credit issued           10,450            11,687
                                                         ---------         --------
                        Availability                    $   6,887         $   5,650
                                                         =========         ========
Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the Senior Credit Agreement. The Senior Credit Agreement contains certain terms and covenants, which, among other matters, restrict the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and the annual amount of capital expenditures, and requires the maintenance of certain minimum financial ratios. As of January 3, 2004, no cash dividends could be paid to the Company’s stockholders pursuant to the Senior Credit Agreement.

(3)	INVENTORIES

A summary of inventories follows (in thousands):
                                        January 3,      December 28,
                                           2004             2002
                                       ------------     -------------
            Finished product             $  6,303          $  5,084
            Supplies and other              1,534             1,922
                                         --------          --------
                                         $  7,837          $  7,006
                                         ========          ========
(4)	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

                                                  January 3,       December 28,
                                                     2004              2002
                                                -------------      -------------
            Land                                 $    9,099         $   9,193
            Buildings and improvements               27,499            26,893
            Machinery and equipment                 151,986           139,065
            Vehicles                                 44,942            49,544
            Construction in process                     799             1,288
                                                  ----------         ---------
                                                    234,325           225,983
            Accumulated depreciation               (161,051)         (153,029)
                                                  ----------         ---------
                                                  $  73,274         $  72,954
                                                  ==========         =========
(5)	ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):
                                                   January 3,      December 28,
                                                      2004             2002
                                                 -------------   ---------------
            Petaluma, CA                           $  497            $ 497
            Billings, MT                              421              421
            Tyler, TX                                 183                -
            Oklahoma City, OK                          59                -
            Goldsboro, NC                               -               50
                                                   ------            -----
                                                   $1,160            $ 968
                                                   ======            =====
Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months and, accordingly, are classified as current assets. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by Statement 144, the assets remain classified as property, plant and equipment.

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

                                                                          Year Ended
                                                       -----------------------------------------------
                                                            January 3,   December 28,    December 29,
                                                               2004           2002           2001
                                                       -----------------------------------------------
            Net sales                                        $   -         $  8,371        $13,645
                                                             ------        ---------       --------
            Cost of sales and operating expenses                 -            7,565         12,394
            Selling, general and administrative                  -              282            260
            Depreciation and amortization                        -            1,270          1,736
                                                             ------        ---------       --------
            Total costs and expenses                             -            9,117         14,390
            Operating and pretax loss, now classified
                as loss from discontinued operations             -             (746)          (745)
            Other income (expense)                               -                -              5
                                                             ------        ---------       --------
            Loss before income taxes                             -             (746)          (740)
                                                             ------        ---------       --------
            Income tax benefit                                   -              343              -
                                                             ------        ---------       --------
            Loss from discontinued operations,
                net of tax                                   $   -         $   (403)       $  (740)
                                                             ======        =========       ========
(6)	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
                                                                       January 3,    December 28,
                                                                           2004           2002
                                                                      -----------------------------
               Compensation and benefits                                 $  6,796      $  6,693
               Utilities and sewage                                         3,036         2,428
               Accrued plant expenses                                       1,228         2,179
               Insurance                                                    1,655         1,396
               Accrued freight cost                                           926           899
               Accrued income, ad valorem, and franchise taxes              2,532         2,424
               Reserve for self insurance, litigation, environmental
                   and tax matters (Note 14)                                4,988         5,407
               Non-compete agreements                                         176           406
               Other accrued expense                                        2,795         2,090
                                                                         --------      --------
                                                                         $ 24,132      $ 23,922
                                                                         ========      ========
(7)	LEASES

The Company leases five plants and storage locations, four office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 3, 2004, are as follows (in thousands):
                Period Ending Fiscal             Operating Leases
                --------------------             ----------------
                     2004                           $  3,995
                     2005                              3,198
                     2006                              1,904
                     2007                              1,636
                     2008                              1,260
                     Thereafter                        9,570
                                                     --------
                          Total                      $21,563
                                                     ========
Rent expense for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 was $4.8 million, $4.2 million and $4.2 million, respectively.

(8)	DEBT

Debt consists of the following (in thousands):
                                                                January 3,       December 28,
                                                                   2004              2002
                                                               -------------     -------------
                Senior Subordinated Notes                         $35,000           $     -
                Senior Credit Agreement (Note 2):
                    Revolving Credit Facility                           -                 -
                    Term Loan                                      20,569            68,405
                Other notes                                           108                22
                                                                  -------           -------
                                                                   55,677            68,427
                Less current maturities                             7,489             8,372
                                                                  -------           -------
                                                                  $48,188           $60,055
                                                                  =======           =======
Maturities of long-term debt at January 3, 2004 are as follows:
                                        Contractual        SFAS 15           Total
                                        Debt Amount         Effect      Carrying Amount
                                      ---------------    -----------    ---------------
                2004                        $ 6,586         $   903          $ 7,489
                2005                          8,630             681            9,311
                2006                          3,156             430            3,586
                2007                              2             289              291
                2008 and thereafter          35,000               -           35,000
                                           --------         -------          -------
                                            $53,374         $ 2,303          $55,677
                                           ========         =======          =======
Under the terms of the new Credit Agreement, 35% of the excess cash flow (as defined by the new Credit Agreement) in Fiscal 2003 is due to the lenders in Fiscal 2004. Included in current maturities of long-term debt at January 3, 2004, is $3.5 million under this provision of the Credit Agreement. The percentage of excess cash flow, as defined, due to the lenders for each fiscal year through Fiscal 2007 follows:

Fiscal Year(s)	Percentage of Excess Cash Flow
2003	35%
2004 and thereafter	50%

The excess cash flow payment is due to the lenders the earlier of the date of delivery of the Company’s annual financial statements to the lenders, or within 115 days of the end of the Company’s fiscal year.

(9)	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):
                                                                        January 3,    December 28,
                                                                            2004           2002
                                                                        ---------------------------
              Accrued pension liability                                    $ 8,537        $ 4,645
              Reserve for self insurance, litigation, environmental
                  and tax matters (Note 14)                                  7,358          7,178
              Liabilities associated with acquisitions and noncompete
                  agreements                                                   188            352
                                                                           -------        -------
                                                                           $16,083        $12,175
                                                                           =======        =======
The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with SFAS No. 106 and the effect on the Company’s financial position and results of operations is immaterial.

(10)	INCOME TAXES

Income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes consists of the following (in thousands):
                                   January 3,    December 28,   December 29,
                                       2004           2002           2001
                                    ------------------------------------------
                Current:
                     Federal         $  7,452       $  4,530        $  -
                     State              1,462            426           -
                     Foreign               14             40           -
                Deferred:
                       Federal          1,718          2,187           -
                                      -------        -------        -----
                                      $10,646        $ 7,183        $  -
                                      =======        =======        =====
Income tax expense (benefit) for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income (loss) from continuing operations before income taxes as a result of the following (in thousands):
                                                         January 3,    December 28,    December 29,
                                                              2004           2002            2001
                                                          --------------------------------------------
           Computed "expected" tax expense (benefit)         $10,093       $ 5,792      $(4,146)
           State income taxes                                    866           426            -
           Tax benefits related to January 1, 1994
              valuation allowance                                  -         2,247            -
           Change in valuation allowance                           -          (948)       4,289
           IRS tax settlement                                      -          (490)           -
           Other, net                                           (313)          156         (143)
                                                             -------       -------      -------
                                                             $10,646       $ 7,183      $     -
                                                             =======       =======      =======
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2004 and December 28, 2002 are presented below (in thousands):
                                                              January 3,       December 28,
                                                                  2004              2002
                                                             -------------------------------
          Deferred tax assets:
            Net operating loss carryforwards                     $ 22,898        $  23,498
            Recapitalization effects of SFAS 15                       875            4,465
            Loss contingency reserves                               3,303            2,456
            Other                                                   5,319            3,914
                                                                  -------          -------
                      Total gross deferred tax assets              32,395           34,333
                      Less valuation allowance                    (20,591)         (20,591)
                                                                  -------          -------
                      Net deferred tax assets                      11,804           13,742
                                                                  -------          -------
          Deferred tax liabilities:
            Collection routes and contracts                        (3,311)          (3,972)
            Property, plant and equipment                          (8,752)          (8,661)
            Other                                                    (682)          (1,109)
                                                                  -------          -------
                      Total gross deferred tax liabilities        (12,745)         (13,742)
                                                                  -------          -------
                                                                 $   (941)        $      -
                                                                  =======          =======
The valuation allowance for deferred tax assets as of January 3, 2004 and December 28, 2002 was $20,591,000 and $20,591,000, respectively. The net change in the total valuation allowance was a decrease of $688,000 for the year ended December 28, 2002 due to the reversal of temporary differences during the year. The Company reports tax benefits utilized related to the January 1, 1994 valuation allowance as a direct addition to additional paid in capital.

At January 3, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $60,258,000 expiring through 2020. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization (see Note 2), the Company believes utilization of its net operating loss carryforwards is limited to $687,000 per year for the remaining life of the net operating losses.

(11)	STOCKHOLDERS’ EQUITY

At December 29, 1993, the Company granted options to purchase 384,615 shares of the Company’s common stock to the former owners of the previously outstanding Redeemable Preferred Stock at an exercise price of $3.45 per share (approximated market value at the date of grant). The options had a term of ten years from the date of grant and terminated as of December 29, 2003.

The 1993 Flexible Stock Option Plan also terminated and all outstanding options were cancelled as of such date. The 1994 Employee Flexible Stock Option Plan provides for the granting of stock options to key officers and salaried employees of the Company and its subsidiaries. Options to purchase common stock were granted at a price approximating fair market value at the date of grant. Options granted under the plan expire ten years from the date of grant. Vesting occurs on each anniversary of the grant date as defined in the specific option agreement during the period of employment. The plan also provides for the acceleration of vesting or upon specified changes in control. At January 3, 2004, the number of options available for issue were 170,517 shares under the 1994 Employee Flexible Stock Option Plan.

The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of January 3, 2004, options to purchase 499,000 shares of common stock had been granted pursuant to this plan, of which 128,000 options remain outstanding. The options have a term of ten years from the date of grant and may be exercised at a price of $0.56 — $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter. At January 3, 2004, the number of options available for issue were 236,750 shares under the Non-Employee Directors Stock Option Plan.

A summary of transactions for all stock options granted follows:
                                                       Number of    Option exercise   Weighted-avg. exercise
                                                         shares      price per share       price per share
                                                     ---------------------------------------------------------
      Options outstanding at December 30, 2000          2,334,380        0.50-9.50            2.43
                                                        =========
            Granted                                       703,385          0.50               0.50
            Canceled                                      (11,900)       4.13-9.50            6.38
                                                        ---------
      Options outstanding at December 29, 2001          3,025,865        0.50-9.04            2.08
                                                        =========
            Granted                                        28,000        0.56-0.80            0.68
            Exercised                                      (8,000)      0.56-0.56             0.56
            Canceled                                     (128,700)       0.50-9.04            5.11
                                                        ---------
      Options outstanding at December 28, 2002          2,917,165        0.50-9.04            1.93
                                                        =========
            Granted                                       516,000        1.96-2.30            2.13
            Exercised                                  (1,351,792)       0.50-2.86            1.61
            Canceled                                     (727,838)      0.50-9.042            3.72
                                                        ---------
      Options outstanding at January 3, 2004            1,353,535       0.50-9.042            1.77
                                                        =========
      Options exercisable at January 3, 2004              709,505       0.50-9.042            2.04
                                                        =========

At January 3, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50-$9.042 and 7.3 years, respectively.

The following table summarizes information about the stock options outstanding at January 3, 2004:
                                   Number of Shares            Exercise Price
                Grant Year            Outstanding              per Share Range
           -------------------------------------------------------------------------
                   1995                  36,000                $5.917 - $8.833
                   1996                  15,000                     $9.042
                   1997                  15,000                     $8.667
                   1998                  15,000                     $7.375
                   1999                  24,000                 $1.75 - $2.625
                   2000                  95,350                 $0.5 - $1.625
                   2001                 621,185                     $0.50
                   2002                  16,000                 $0.56 - $0.80
                   2003                 516,000                 $1.96 - $2.30
                                  --------------------
                                       1,353,535
                                  ====================
At January 3, 2004 and December 28, 2002, the number of options exercisable was 709,505 and 2,481,994, respectively, and the weighted-average exercise price of those options was $2.04 and $2.19, respectively.

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2003 and 2002) (in thousands):

                                                                      January 3,    December 28,
                                                                         2004          2002
                                                                   -------------   --------------
              Change in benefit obligation:
                   Benefit obligation at beginning of period ......   $ 54,064       $ 49,461
                   Service cost ...................................      1,432          1,332
                   Interest cost ..................................      3,824          3,614
                   Amendments .....................................        109              -
                   Actuarial (gain)/loss ..........................      5,987          2,155
                   Benefits paid ..................................     (2,698)        (2,498)
                                                                      --------       --------
                     Benefit obligation at end of period ..........     62,718         54,064
                                                                      --------       --------
              Change in plan assets:
                   Fair value of plan assets at beginning of period     43,655         42,349
                   Actual return on plan assets ...................      6,370          2,856
                   Employer contribution ..........................          -            948
                   Benefits paid ..................................     (2,698)        (2,498)
                                                                      --------       --------
                     Fair value of plan assets at end of period ...     47,327         43,655
                                                                      --------       --------
              Funded status .......................................    (15,391)       (10,410)
              Unrecognized actuarial (gain)/loss ..................     14,305         11,646
              Unrecognized prior service cost .....................        781            800
                                                                      --------       --------
                   Net amount recognized ..........................   $   (305)      $  2,036
                                                                      ========       ========
              Amounts recognized in the consolidated balance sheets
              consist of:
                      Prepaid benefit cost ........................   $      -       $  2,036
                      Accrued benefit liability ...................     (9,013)        (6,681)
                      Intangible asset ............................        781            800
                      Accumulated other comprehensive income  (a) .      7,927          5,881
                                                                      --------       --------
                            Net amount recognized .................   $   (305)      $  2,036
                                                                      ========       ========

                 (a)  Reported  as  accumulated  comprehensive  loss,  net of tax,  at January  3, 2004, in the amount of $5.2 million.

The Company has recorded a minimum liability of $9.0 and $6.7 million at January 3, 2004 and December 28, 2002, respectively, related to the excess of the accumulated benefit obligations associated with its pension plans over the fair value of the plans’assets.

The accumulated benefit obligation for all defined benefit pension plans was $56.3 million and $48.3 million at January 3, 2004 and December 28, 2002, respectively.
                                                      January 3,      December 28,
                                                         2004             2002
                                                    ------------------------------
                Projected benefit obligation          $62,718          $54,064
                Accumulated benefit obligation         56,340           48,300
                Fair value of plan assets              47,327           43,655

Net pension cost includes the following components (in thousands):

                                                    January 3,    December 28,   December 29,
                                                        2004           2002           2001
                                                   ------------------------------------------
                Service cost                         $ 1,432        $ 1,332        $ 1,305
                Interest cost                          3,824          3,614          3,425
                Expected return on plan assets        (3,704)        (4,187)        (4,424)
                Net amortization and deferral            790            511             98
                                                     --------       --------       --------
                       Net pension cost              $ 2,342        $ 1,270        $   404
                                                     ========       ========       ========
The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company’s proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans’ net assets is not available. The cost of such plans amounted to $1.7 million, $1.4 million and $1.5 million for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

Weighted average assumptions used to determine benefit obligations were:
                                               January 3,    December 28,   December 29,
                                                  2004          2002            2001
                                               -----------------------------------------
               Discount rate                      6.50%         7.25%          7.50%
               Rate of compensation increase      4.62%         5.16%          5.16%
Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

                                                               January 3,  December 28,  December 29,
                                                                 2004        2002          2001
                                                               ------------------------------------
               Discount rate                                    7.25%        7.50%         7.75%
               Rate of increase in future compensation levels   5.16%        5.16%         5.08%
               Expected long-term rate of return on assets      8.75%        9.25%         9.25%
Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long term rate of return. Historical returns are also considered, over the long term time horizon, in determining the expected return. Considering the overall asset mix of approximately 60% equities and 40% fixed income, several years in the last ten years having strong double digit returns, including 2003, along with several years of single digit losses, it is reasonable to expect a long-term rate of return of 8.75% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at January 3, 2004 and December 28, 2002, by asset category, are as follows:

	Plan Assets at
Asset Category	January 3, 2004	December 28, 2002
Equity Securities	58.0%	54.0%
Debt Securities	42.0%	46.0%
Real Estate	-	-
Other	-	-
Total	100.0%	100.0%

The investment objectives have been established in conjunction with a comprehensive review of the current and projected financial requirements. The primary investment objectives are: 1) to have the ability to pay all benefit and expense obligations when due; 2) to maximize investment returns within reasonable and prudent levels of risk in order to minimize contributions; and 3) to maintain flexibility in determining the future level of contributions.

Investment results are the critical element in achieving funding objectives, while reliance on contributions is a secondary element.

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective. The strategic asset allocation is based on this long-term perspective. However, because the participants’average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity. Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.

Based upon the plans’ time horizon, risk tolerances, performance expectations and asset class constraints, target asset allocation ranges are as follows:
Fixed Income	35% - 45%
Domestic Equities	45% - 55%
International Equities	7% - 13%

The fixed income asset allocation may be invested in corporate and government bonds denominated in US dollars, private and publicly traded mortgages, private placement debt, and cash equivalents. The average maturity of the asset class will not exceed ten years. The portfolio is expected to be well diversified.

The domestic equity allocation is invested in stocks traded on one of the US stock exchanges. Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased. The majority of the domestic equities are invested in large, mid, and small cap index accounts that are well diversified. By definition, small cap investments carry greater risk, but also are expected to create greater returns over time. The plans target approximately 7.5% of the total asset mix to small cap. American Depository Receipts (“ADR’s”) may not account for more than 3% of the holdings. Small company stocks may not exceed 15% of the plans’ assets. Small company definitions fluctuate with market levels, but generally will be considered companies with market capitalizations less than $500 million. The portfolio will be diversified in terms of individual company securities and industries.

The international equity allocation is invested in companies whose stock is traded outside the US and/or companies that conduct the major portion of their business outside of the US. The portfolio may invest in ADR’s. The emerging market portion of the international equity investment is held below 20% due to greater volatility in the asset class. The portfolio is expected to be diversified in terms of companies, industries, and countries.

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five years. Reallocations are performed at a minimum of twice a year to retain target asset allocation ranges.

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to contribute $0.5 million to its pension plan in Fiscal 2004 in order to meet minimum funding requirements, which is included in current accrued expenses on the Company’s balance sheet at January 3, 2004.

(14)	CONCENTRATION OF CREDIT RISKS

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in 2003, 2002 and 2001.

(14)	CONTINGENCIES

LITIGATION

Long Island City, NY

The Company is a party to a lawsuit that seeks to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). In December 1997, DMJ Associates (DMJ), which holds a mortgage on the Site, filed suit in the United States District Court, Eastern District of New York, against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ argues that, inter alia, under federal law it is entitled to relief directed to have the defendants remediate the contamination. DMJ seeks both equitable and monetary relief from all defendants for investigation, abatement and remediation of the Site. DMJ has not yet provided information sufficient for the Company to ascertain the magnitude or amount of DMJ’s claim against the Company. As a result, the Company is unable to estimate its potential liability, if any, from this lawsuit. The Company’s current information suggests that it did not contribute in any material way to any contamination that may exist at the Site. The Company is actively defending the suit.

Melvindale

A group of residents living near the Company’s Melvindale, Michigan plant filed suit in February 1998, purportedly on behalf of a class of persons similarly situated (“Melvindale I”), based on legal theories of trespass, nuisance and negligence and/or gross negligence, seeking unspecified compensatory and exemplary damages and unspecified injunctive relief. In Melvindale I in the United States District Court, Eastern District of Michigan, Plaintiffs alleged that emissions to the air, particularly odor, from the plant reduced the value and enjoyment of Plaintiffs’ property. In a lawsuit with similar factual allegations, originally filed in July 1998, also in the United States District Court, Eastern District of Michigan, the City of Melvindale sought damages and declaratory and injunctive relief against the Company based on legal theories of nuisance, trespass, negligence and violation of Melvindale nuisance ordinances. In April, 2002, a group of residents living near the Company’s Melvindale, Michigan plant, represented by named plaintiffs not listed in the Melvindale I lawsuit but purportedly on behalf of a class of persons defined similarly to that in Melvindale I filed a another suit in Wayne County, Michigan Circuit Court (“Melvindale II”). Plaintiffs in Melvindale II relied on essentially the same legal theories and factual allegations as originally set forth in Melvindale I. The Company has concluded a satisfactory settlement in accordance with reserves established by the Company that resolved all three of these lawsuits. The settlement was approved by the Court in Melvindale I on December 5, 2003, and resulted in dismissal of the City of Melvindale lawsuit and Melvindale II.

Sauget, Illinois

The United States filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, in the United States District Court, Southern District of Illinois, seeking to recover cleanup costs at a site in Sauget, Illinois. Monsanto (which merged with Pharmacia and Upjohn, Inc. in 2000 and is now known as Pharmacia Corporation) and Solutia in turn filed a third party complaint in March 2000 seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. In March 2003, the Company concluded a settlement with Solutia and Pharmacia in accordance with reserves established by the Company to satisfy claims for remediation costs in the pending lawsuit related to the environmental cleanup in or near Sauget, Illinois, and in return received a release from Solutia and Pharmacia and an indemnity and hold harmless agreement from Solutia for any claims from others for costs related to the same remediation effort. After the settlement was concluded, Solutia filed a petition for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. While the Company cannot predict what effect, if any, that filing may have on Solutia’s continued obligations with respect to either additional cleanup at Sauget or its indemnification of the Company under the settlement agreement, the Company believes that its settlement with Pharmacia (which subsequently merged into Pfizer Inc.) should not be affected by Solutia’s bankruptcy. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At both January 3, 2004 and December 28, 2002, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $14.0 million. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(15)	BUSINESS SEGMENTS

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses

Rendering
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

Business Segment Net Revenues (in thousands):
	January 3, 2004	December 28, 2002	December 29, 2001
Rendering:
Trade	$215,351	$177,234	$181,315
Intersegment	29,346	33,026	31,023
	244,697	210,260	212,338
Restaurant Services:
Trade	109,078	85,002	61,649
Intersegment	12,838	9,309	6,854
	121,916	94,311	68,503
Eliminations	(42,184)	(42,335)	(37,877)
Total	$324,429	$262,236	$242,964

Business Segment Profit (Loss) (in thousands):

	January 3, 2004	December 28, 2002	December 29, 2001
Rendering	$ 26,398	$ 22,406	$ 14,740
Restaurant Services	23,542	17,235	7,436
Corporate Activities	(29,384)	(23,866)	(19,119)
Interest expense	(2,365)	(6,409)	(14,162)
Income (loss) from continuing operations	$18,191	$ 9,366	$(11,105)

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

Business Segment Assets (in thousands):

	January 3, 2004	December 28, 2002
Rendering	$ 52,931	$ 55,425
Restaurant Services	13,853	12,104
Combined Rend./Rest. Svcs.	67,291	62,744
Corporate Activities	40,574	32,639
Total	$174,649	$162,912

Business Segment Property, Plant and Equipment (in thousands):
                                                     January 3,    December 28,  December 29,
                                                          2004           2002          2001
                                                     -------------------------------------------
                 Depreciation and amortization:
                         Rendering                      $ 8,028        $ 8,009       $16,087
                         Restaurant Services              2,951          4,321         6,333
                         Corporate Activities             4,154          4,096         2,478
                                                        -------        -------       -------
                 Continuing Operations                   15,133         16,426        24,898
                 Discontinued Operations                      -          1,270         1,736
                                                        -------        -------       -------
                 Total                                  $15,133        $17,696       $26,634
                                                        -------        -------       -------
                 Additions:
                         Rendering                      $   827       $  1,184
                         Restaurant Services                224            434
                         Combined Rend./Rest. Svcs.       8,766         10,898
                         Corporate Activities             1,769            917
                                                        -------        -------
                 Continuing Operations                   11,586         13,433
                 Discontinued Operations                      -            654
                                                        -------        -------
                 Total                                  $11,586        $14,087
                                                        =======        =======
The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):
                                            January 3,    December 28,    December 29,
                                               2004           2002            2001
                                          --------------------------------------------
                  United States             $213,815       $172,609        $157,324
                  Mexico                      23,754         19,046          23,390
                  China                        7,510          7,839           5,623
                  Indonesia                    5,606          4,873           1,749
                  Thailand                     5,472          7,558           6,856
                  England                      2,498          1,839           1,393
                  Morocco                      1,697              -             928
                  Other Pacific Rim            1,545          1,259             128
                  Japan                        1,454          1,831           1,075
                  Korea                        1,314          5,181           3,538
                  Egypt                        1,011            987           3,670
                  Malaysia                       924            344             160
                  Taiwan                         299            472             552
                  Canada                           8            144             993
                  Venezuela                        -          6,069           9,192
                  Other/brokered              57,522         32,185          26,393
                                            --------       --------        --------
                         Total              $324,429       $262,236        $242,964
                                            ========       ========        ========
Other/Brokered trade revenues represent product for which the ultimate destination is not monitored and cannot be determined with certainty.

(16)	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):
                                                                Year Ended January 3, 2004
                                             --------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter (a)
                                             --------------   --------------   -------------   ------------------
        Net sales                                  $ 68,651       $ 78,536       $ 80,723        $ 96,519
        Operating income                              5,424          6,001          5,636          10,203
        Income from continuing operations             3,419          3,180          2,728           8,864
        Net income                                    3,419          3,180          2,728           8,864
        Basic earnings per share                       0.05           0.05           0.04            0.14
        Diluted earnings per share                     0.05           0.05           0.04            0.14

                                                               Year Ended December 28, 2002
                                             ------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                             --------------   --------------   -------------   ----------------
        Net sales                                  $ 58,679       $ 60,189       $ 72,969        $ 70,399
        Operating income                              3,687          3,345          7,082           6,843
        Income from continuing operations               536          1,326          3,809           3,695
        Income (loss) from discontinued
            operations                                   47            (77)          (356)            (17)
        Net income                                      583          1,249          3,453           3,678
        Basic earnings per share                       0.04           0.03           0.05            0.05
        Diluted earnings per share                     0.04           0.03           0.05            0.05
(a)	Included in net income and income from continuing operations in the fourth quarter of Fiscal 2003 is a gain on early retirement of debt of $4.1 million.

(17)	NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, on December 29, 2002 (the first day of Fiscal 2003), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, on December 29, 2002, which addresses requirements for recognition of a liability for a cost associated with an exit or disposal activity. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

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

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affects accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, has a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was part of the Company’s recapitalization discussed in Note 2, and elsewhere, herein. The Company’s preferred stock contains a mandatory redemption feature which requires redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion are estimated to be approximately $1.1 million in Fiscal 2004. Accumulated preferred stock dividends payable are estimated to be approximately $3.4 million on May 10, 2007, if no cash payment of dividends occurs until the redemption date.

In December 2003, the FASB released Statement of Financial Accounting Standard No. 132 (“SFAS 132”), Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003). Revisions to SFAS No. 132 do not alter the basis of calculations but expand annual and interim disclosures related to the plan assets, benefit obligations, cash flows, and benefit costs associated with the Company’s employee benefit plans. The provisions of the revised statement are effective for fiscal years ending and interim periods beginning after December 15, 2003. The Company adopted SFAS 132, as revised, on December 16, 2003. Adoption of SFAS 132 did not have an impact on the Company’s consolidated financial statements beyond the new disclosures it requires.

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

                                                        Additions Charged to:
                                         Balance at     -----------------------              Balance at
                                         Beginning        Costs and                            End of
                Description              of Period         Expenses     Other    Deductions    Period
--------------------------------------- -------------   ------------  --------   ----------   ----------

Accumulated amortization of
collection routes and contracts:

   Year ended January 3, 2004             $ 23,956        $  4,166      $   -     $     4      $ 28,118
                                          ========        ========      =====     =======      ========
   Year ended December 28, 2002           $ 22,139        $  4,280      $   -     $ 2,463      $ 23,956
                                          ========        ========      =====     =======      ========
   Year ended December 29, 2001           $ 18,828        $  5,014      $   -     $ 1,703      $ 22,139
                                          ========        ========      =====     =======      ========
Accumulated amortization of goodwill:

   Year ended January 3, 2004             $  1,077        $      -      $   -     $     -      $  1,077
                                          ========        ========      =====     =======      ========
   Year ended December 28, 2002           $  1,077        $      -      $   -     $     -      $  1,077
                                          ========        ========      =====     =======      ========
   Year ended December 29, 2001           $    883        $    242      $   -     $    48      $  1,077
                                          ========        ========      =====     =======      ========

Note:  Deductions consist of the write-off of fully amortized collection routes and contracts and goodwill.

Reserve for bad debts:

   Year ended January 3, 2004             $    628        $    549      $   -     $   551      $    626
                                          ========        ========      =====     =======      ========
   Year ended December 28, 2002           $    467        $    416      $   -     $   255      $    628
                                          ========        ========      =====     =======      ========
   Year ended December 29, 2001           $    680        $    582      $   -     $   795      $    467
                                          ========        ========      =====     =======      ========
Deferred tax valuation allowance:

   Year ended January 3, 2004             $ 20,591        $      -      $   -     $     -      $ 20,591
                                          ========        ========      =====     =======      ========
   Year ended December 28, 2002           $ 21,279        $      -      $   -     $   688      $ 20,591
                                          ========        ========      =====     =======      ========
   Year ended December 29, 2001           $ 16,990        $  4,289      $   -     $     -      $ 21,279
                                          ========        ========      =====     =======      ========

Note:  Deductions consist of write-offs of uncollectable accounts receivable.

PART II

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

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

        Changes in Internal Control Over Financial Reporting.    As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to items 401 and 405 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive Proxy Statement to be filed on or before April 19, 2004, relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

        The Company has adopted the Darling International Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel. The Company has not granted any waivers to the Code of Conduct to date.

ITEM 11.         EXECUTIVE COMPENSATION

        The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement to be filed on or before April 19, 2004, relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement to be filed on or before April 19, 2004, relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement to be filed on or before April 19, 2004, relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will appear in the section entitled “Independent Public Accountants” included in the Company’s definitive Proxy Statement to be filed on or before April 19, 2004, relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

(2)	The following financial statement schedule is included in Item 8.

Schedule II - Valuation and Qualifying Accounts Three years ended January 3, 2004	65

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

(3)	(a) Exhibits

         Exhibit No.             Document
       -------------        ----------------------------------------------------------------------------------

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

             10.17    Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of
                      August 4, 1999. (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

             10.18    Consulting Agreement, dated as of May 10, 2002, by and between Darling International Inc., Taura, Flynn and
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

             10.19    Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C.
                      Stuewe (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

             10.20    First Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2002, among Darling
                      International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

             10.21    Second Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2002, among Darling
                      International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.2 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

             10.22    Third Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2003, among Darling
                      International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.3 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

             10.23    Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2003, among Darling
                      International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.4 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

             10.24    Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and
                      Randall C. Stuewe (filed as Exhibit 10.5 to the Company's Quarterly Report on form 10-Q filed August 12,
                      2003).

             10.25    Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill
                      Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit
                      10.6 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

             10.26    Lease, dated November 24, 2003, between the Company and the Port of Tacoma (filed herewith).

             14       Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers
                      (filed herewith).

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
The Exhibits are available upon request from the Company.
(b)	Reports on Form 8-K: A report on Form 8-K was filed on November 12, 2003, with respect to the announcement of the Company's third quarter financial results.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By: /s/ Randall C. Stuewe
Randall C. Stuewe Chairman of the Board and Chief Executive Officer
Date: March 26, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 26, 2004
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President -	March 26, 2004
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	March 26, 2004
O. Thomas Albrecht

/s/ Fredric J. Klink	Director	March 26, 2004
Fredric J. Klink

/s/ Charles Macaluso	Director	March 26, 2004
Charles Macaluso

/s/ Richard A. Peterson	Director	March 26, 2004
Richard A. Peterson

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

       10.18    Consulting Agreement, dated as of May 10, 2002, by and between Darling International Inc., Taura, Flynn and
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

       10.19    Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C.
                Stuewe (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

       10.20    First Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2002, among Darling
                International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

       10.21    Second Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2002, among Darling
                International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.2 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

       10.22    Third Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2003, among Darling
                International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.3 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

       10.23     Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2003, among Darling
                International Inc., the banks party thereto and Credit Lyonnais New York Branch, as administrative agent for the banks (filed as Exhibit 10.4 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

       10.24    Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and
                Randall C. Stuewe (filed as Exhibit 10.5 to the Company's Quarterly Report on form 10-Q filed August 12,
                2003).

       10.25    Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill
                Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit
                10.6 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

       10.26    Lease, dated November 24, 2003, between the Company and the Port of Tacoma (filed herewith).

       14       Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers
                (filed herewith).

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

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Darling International Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling International Inc. of our report dated March 1, 2004, relating to the consolidated balance sheets of Darling International Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 2004, and the related schedule, which report appears in the January 3, 2004 annual report on Form 10-K of Darling International Inc.

Our report refers to a change in the methods of accounting for goodwill and other intangible assets in 2002 and redeemable preferred stock in 2003.

KPMG LLP

Dallas, Texas
March 26, 2004