Form 10-Q
period 2004-04-03
DARLING INTERNATIONAL INC
filed 2004-05-18
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended April 3, 2004

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 63,830,532 shares of common stock, $0.01 par value, outstanding at May 10, 2004.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 2004

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	28
Signatures	29

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 3, 2004 and January 3, 2004
(in thousands, except shares and per share data)

                                                                          April 3,     January 3,
                                                                            2004         2004
                                                                        -----------   ----------
ASSETS                                                                  (unaudited)
------
Current assets: ......................................................
         Cash and cash equivalents ...................................   $  38,161    $  25,383
         Accounts receivable .........................................      27,700       29,353
         Inventories .................................................       7,735        7,837
         Prepaid expenses ............................................       4,636        4,509
         Deferred income taxes .......................................       3,937        3,937
         Assets held for sale ........................................       1,101        1,160
         Other .......................................................          42           16
                                                                         ---------    ---------
                    Total current assets .............................      83,312       72,195

Property, plant and equipment, less accumulated depreciation
    of $162,885 at April 3, 2004 and $161,051 at January 3, 2004 .....      71,994       73,274
Collection routes and contracts, less accumulated amortization of
   $27,373 at April 3, 2004 and $28,118 at January 3, 2004 ...........      18,446       19,458
Goodwill, less accumulated amortization of $1,077 at
   April 3, 2004 and January 3, 2004 .................................       4,429        4,429
Deferred loan costs ..................................................       3,723        2,986
Other assets .........................................................       2,282        2,307
                                                                         ---------    ---------
                                                                         $ 184,186    $ 174,649
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
Current liabilities:
         Current portion of long-term debt ...........................   $   5,041    $   7,489
         Accounts payable, principally trade .........................       8,283        9,059
         Accrued expenses ............................................      25,039       24,132
         Accrued interest ............................................          43          326
Redeemable preferred stock, $0.01 par value;  1,000,000 shares
   authorized, 100,000 shares outstanding ............................       9,476            -
                                                                         ---------    ---------
                    Total current liabilities ........................      47,882       41,006

Long-term debt, net ..................................................      55,051       48,188
Other noncurrent liabilities .........................................      17,078       16,083
Deferred income taxes ................................................       4,878        4,878
Redeemable preferred stock, $0.01 par value;  1,000,000 shares
   authorized, 100,000 shares outstanding ............................           -        9,212
                                                                         ---------    ---------
                    Total liabilities ................................     124,889      119,367
                                                                         ---------    ---------

Stockholders' equity:
         Common stock, $.01 par value;  100,000,000 shares authorized,
           63,820,032 and 63,654,240 shares issued and outstanding
            at April 3, 2004 and January 3, 2004, respectively .......         638          637
         Additional paid-in capital ..................................      77,258       77,179
         Treasury stock, at cost; 21,000 shares at April 3, 2004
            and January 3, 2004 ......................................        (172)        (172)
         Accumulated comprehensive loss ..............................      (5,176)      (5,176)
         Accumulated deficit .........................................     (13,251)     (17,186)
                                                                         ---------    ---------
                    Total stockholders' equity .......................      59,297       55,282
                                                                         ---------    ---------
Commitments and contingencies
                                                                         $ 184,186    $ 174,649
                                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended April 3, 2004 and March 29, 2003
(in thousands, except per share data)

(unaudited)

                                                              Three Months Ended
                                                         ----------------------------
                                                            April 3,        March 29,
                                                              2004            2003
                                                          -----------      ----------

Net sales ...........................................     $ 77,724          $ 68,651
Costs and expenses:
         Cost of sales and operating expenses .......       58,219            51,050
         Selling, general and administrative expenses        9,018             8,520
         Depreciation and amortization ..............        3,775             3,657
                                                          --------          --------
                Total costs and expenses ............       71,012            63,227
                                                          --------          --------
                Operating income ....................        6,712             5,424
                                                          --------          --------

Other income (expense):
         Interest expense ...........................       (1,760)             (492)
         Other, net .................................        1,395               583
                                                          --------          --------
                Total other income (expense) ........         (365)               91
                                                          --------          --------

Income before income taxes ..........................        6,347             5,515
Income taxes ........................................       (2,412)           (2,096)
                                                          --------          --------
Net income ..........................................        3,935             3,419
         Preferred dividends and accretion ..........            -              (355)
                                                          --------          --------
         Net income applicable to common shareholders     $  3,935          $  3,064
                                                          ========          ========

Basic and diluted income per share ..................     $   0.06          $   0.05
                                                          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 3, 2004 and March 29, 2003
(in thousands)
(unaudited)

                                                                                          Three Months Ended
                                                                                     ----------------------------
                                                                                        April 3,        March 29,
                                                                                          2004            2003
                                                                                      -----------      ----------

Cash flows from operating activities:
         Net income .................................................................   $  3,935        $  3,419
         Adjustments to reconcile net income to
            net cash provided by operating activities:
               Depreciation and amortization ........................................      3,775           3,657
               (Gain) loss on disposal of property, plant, equipment and other assets       (261)              5
               Gain on early extinguishment of debt .................................     (1,306)           (816)
               Changes in operating assets and liabilities:
                     Accounts receivable ............................................      1,653           3,293
                     Inventories and prepaid expenses ...............................        (25)         (4,578)
                     Accounts payable and accrued expenses ..........................        226            (761)
                     Accrued interest ...............................................       (283)              -
                     Other ..........................................................       (126)            (35)
                                                                                        --------        --------
                              Net cash provided by operating activities .............      7,588           4,184
                                                                                        --------        --------

Cash flows from investing activities:
         Capital expenditures .......................................................     (1,514)         (2,679)
         Business acquisitions ......................................................          -          (1,105)
         Gross proceeds from disposal of property, plant and equipment
            and other assets ........................................................        349              13
                                                                                        --------        --------
                              Net cash used by investing activities .................     (1,165)         (3,771)
                                                                                        --------        --------

Cash flows from financing activities:
         Proceeds from debt .........................................................     92,302          50,145
         Payments on debt ...........................................................    (85,820)        (55,151)
         Deferred loan costs ........................................................       (112)              -
         Contract payments ..........................................................        (95)            (84)
         Issuance of common stock ...................................................         80               3
                                                                                        --------        --------
                              Net cash provided (used) by financing activities ......      6,355          (5,087)
                                                                                        --------        --------

Net increase (decrease) in cash and cash equivalents ................................     12,778          (4,674)
Cash and cash equivalents at beginning of period ....................................     25,383          15,537
                                                                                        --------        --------
Cash and cash equivalents at end of period ..........................................   $ 38,161        $ 10,863
                                                                                        ========        ========
Supplemental disclosure of cash flow information:
         Cash paid during the period for:
               Interest .............................................................   $  1,761        $    492
                                                                                        ========        ========
               Income taxes, net of refunds .........................................   $  1,366        $    519
                                                                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 3, 2004
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 3, 2004 and March 29, 2003 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of April 3, 2004, and include the 13 weeks ended April 3, 2004, and the 13 weeks ended March 29, 2003.

(c)	Earnings per Share

Basic income per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net earnings or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options.

Pro forma treasury shares represent the shares which potentially may be reacquired by the Company as treasury shares from the proceeds of option shares for which the contractual exercise price is less than the market price (“in the money”), based upon a reacquisition price equal to the average market price of the Company’s common shares during the period presented.

                                                      Net Income Per Common Share (in thousands, except per share data)
                                                  -----------------------------------------------------------------------
                                                                             Three Months Ended
                                                  -----------------------------------------------------------------------
                                                               April 3,                             March 29,
                                                                 2004                                  2003
                                                  ---------------------------------    ----------------------------------
                                                   Income      Shares    Per Share      Income      Shares      Per Share
                                                  ---------- --------- ------------    ---------   ---------   ----------

Net income                                         $3,935     63,721        $0.06       $3,419       62,282        $0.05
Less: Preferred dividends and accretion                 -                       -         (355)                        -
                                                  -------     ------       ------       -------      ------        -----

Basic:
Income available to common shareholders             3,935     63,721         0.06        3,064       62,282         0.05

Effect of dilutive securities:
Add: Option shares in the money                                1,095                                  1,846
Less: Pro forma treasury shares                                 (512)                                  (463)
                                                              ------                                -------

Diluted:
Income available to common shareholders            $3,935     64,304        $0.06       $3,064       63,665        $0.05
                                                  -------    -------       -------      -------      -------       -----
For the three months ended April 3, 2004 and March 29, 2003, respectively, 95,418 and 1,321,430 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

The following table illustrates the effect on net income and income per share if the fair value-based method had been applied to all outstanding and invested awards in each period.

	Three Months Ended
	April 3, 2004		March 29, 2003
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$3,935	$0.06	$3,064	$ 0.05
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(85)	-	(95)	-
Pro forma	$3,850	$0.06	$2,969	$0.05

(3)	Contingencies

LITIGATION Long Island City, NY

Until recently, the Company had been a party to a lawsuit seeking to require an environmental cleanup at a property in Long Island City, New York where the Company formerly operated a rendering plant (referred to as the “Site”). In December 1997, DMJ Associates, L.L.C. (DMJ), which holds a mortgage on the Site, filed suit in the United States District Court, Eastern District of New York, against the Company, as a former owner of the Site, as well as others including the present tenants and operators of the Site, the owner of an abandoned hazardous waste disposal site adjoining the Site (the “Disposal Facility”), and companies that disposed of wastes at the Disposal Facility (the “Generator Defendants”). DMJ seeks both equitable and monetary relief in the lawsuit for investigation, abatement and remediation of the Site. On April 20, 2004, DMJ filed a Third Amended Complaint. This Complaint no longer names the Company as a defendant and contains no allegations against the Company, so the Company has effectively been dismissed without prejudice. In permitting DMJ to file the Third Amended Complaint, the Court noted that the Company could be rejoined in this litigation in the future should new evidence be discovered. The Company cannot predict whether it might again be made a party to this litigation in the future.

Sauget, Illinois

The United States filed a complaint against Monsanto Chemical Company, Solutia, Inc., Anheuser-Busch, Inc., Union Electric, and 14 other defendants, in the United States District Court, Southern District of Illinois, seeking to recover cleanup costs at a site in Sauget, Illinois. Monsanto (which split into Pharmacia and Solutia) and Solutia in turn filed a third party complaint in March 2000 seeking contribution from the United States, several federal agencies, and six more companies, in addition to the Company. A subsidiary of the Company had operated an inorganic fertilizer plant in Sauget, Illinois for a number of years prior to closing it in the 1960‘s. In March 2003, the Company concluded a settlement with Solutia and Pharmacia in accordance with reserves established by the Company to satisfy claims for remediation costs in the pending lawsuit related to the environmental cleanup in or near Sauget, Illinois, and in return received a release from Solutia and Pharmacia and an indemnity and hold harmless agreement from Solutia for any claims from others for costs related to the same remediation effort. After the settlement was concluded, Solutia filed a petition for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. While the Company cannot predict what effect, if any, that filing may have on Solutia’s continued obligations with respect to either additional cleanup at Sauget or its indemnification of the Company under the settlement agreement, the Company believes that its settlement with Pharmacia (which subsequently merged into Pfizer Inc.) should not be affected by Solutia’s bankruptcy. On April 15, 2004, the Court granted the joint motion of Solutia, Pharmacia and the Company to approve their settlement; and all claims against the Company were dismissed with prejudice. The Company cannot predict what, if any, additional remediation efforts might be necessary in the Sauget, Illinois area, or whether it might be made a party to any litigation related to such additional remediation.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At April 3, 2004 and January 3, 2004, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $14.4 million and $14.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)	Business Segments

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. During the first quarter of Fiscal 2004, the Company increased the allocation of plant selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of $0.8 million allocated to this segment.

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

Business Segment Net Sales (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Rendering:
Trade	$ 49,360	$ 46,153
Intersegment	5,490	6,909
	54,850	53,062
Restaurant Services:
Trade	28,364	22,498
Intersegment	2,761	3,003
	31,125	25,501
Eliminations	(8,251)	(9,912)
Total	$ 77,724	$ 68,651

Business Segment Profit (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Rendering	$ 6,119	$ 4,812
Restaurant Services	6,298	6,032
Corporate	(6,722)	(6,933)
Interest Expense	(1,760)	(492)
Net Income	$ 3,935	$ 3,419

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

Business Segment Assets (in thousands):

	April 3, 2004	January 3, 2004
Rendering	$ 50,539	$ 52,931
Restaurant Services	15,560	13,853
Combined Rendering/Restaurant Services	65,112	67,291
Corporate	52,975	40,574
Total	$184,186	$174,649

(5)	Income Taxes

The Company has provided income taxes for the three-month period ended April 3, 2004, based on its estimate of the effective tax rate for the entire 2004 fiscal year.

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

(6)	Financing

(a)	Refinancing - Senior Credit Agreement

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $67.5 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. At April 3, 2004, the interest rate was based upon a prime rate of 4.0% per annum, plus a margin of 1.5% per annum for a total of 5.5% per annum. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $42.5 million Revolver Facility which includes a $25.0 million Letter of Credit subfacility. The refinancing provides increased availability and liquidity, an extended term, lower interest rates, and more flexible capital investment limitations than the prior Amended and Restated Credit Agreement. Restrictive covenants in the Company’s new Senior Credit Agreement permit the Company, within limitations defined in the new Senior Credit Agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments; and requires the maintenance of certain minimum financial ratios. On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the prior Amended and Restated Credit Agreement of approximately $18.0 million. The remaining proceeds will be used to redeem the Company’s preferred stock at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million for redemption of the Company’s preferred stock which has a carrying value of approximately $9.5 million at April 3, 2004, and for other general corporate and working capital purposes. The terms of the new Senior Credit Agreement require the Company to redeem the Company’s preferred stock in the second quarter of 2004. Consequently, redemption of the preferred stock and accumulated dividends will be paid in the second quarter of 2004, resulting in a loss on extinguishment of approximately $1.7 million.

On May 13, 2002, the Company consummated a recapitalization and executed the prior Amended and Restated Credit Agreement with its lenders. The prior Amended and Restated Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeds its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the prior Amended and Restated Credit Agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the new Senior Credit Agreement and the remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million also extinguished upon payment of the related debt, which results in a net gain on early retirement of debt of approximately $1.3 million recorded in the first quarter of Fiscal 2004.

(b)	Senior Subordinated Notes

On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35,000,000 and applied the net proceeds of such issuance to reduce the outstanding term loan portion of its prior Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Interest accrues on the outstanding principal balance of the Notes at an annual rate of 12% that is payable quarterly in arrears. Restrictive covenants in the Notes permit the Company, within limitations defined in the Notes, to incur additional indebtedness and to pay cash dividends.

The Company’s new Senior Credit Agreement, Senior Subordinated Notes, and prior Amended and Restated Credit Agreement consisted of the following elements at April 3, 2004 and January 3, 2004, respectively (in thousands):

                                                                  April 3,         January 3,
                                                                    2004              2004
                                                                -----------      ------------
           Senior Credit Agreement:
                Term Loan                                        $  25,000                -
                                                                 =========
                Revolving Credit Facility:
                    Maximum availability                         $  42,500                -
                    Borrowings outstanding                               -                -
                    Letters of credit issued                         9,040                -
                                                                 ---------
                    Availability                                 $  33,460                -
                                                                 =========

           Senior Subordinated Notes Payable:                    $  35,000        $  35,000
                                                                 =========        =========

           Prior Amended and Restated Credit Agreement:
                Term Loan:
                    Contractual amount                                   -         $ 18,266
                    SFAS 15 effect                                       -            2,303
                                                                                   --------
                    Carrying amount                                      -         $ 20,569
                                                                                   ========
                Revolving Credit Facility:
                    Maximum availability                                 -         $ 17,337
                    Borrowings outstanding                               -                -
                    Letters of credit issued                             -           10,450
                                                                                   --------
                    Availability                                         -         $  6,887
                                                                                   ========

Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and require the maintenance of certain minimum financial ratios.

(7)	Derivative Instrumenets

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

Through April 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $2.6 million of natural gas for the period April through June, 2004, which approximates 55.8% of the Company’s usage for this period. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements during Fiscal 2003 and the first three months of Fiscal 2004. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

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

(10)	Assets Held for Sale

Assets held for sale consist of the following (in thousands):
	April 3, 2004	January 3, 2004
Petaluma, CA	$ 497	$ 497
Billings, MT	421	421
Tyler, TX	183	183
Oklahoma City, OK	-	59
	$1,101	$1,160

Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the assets remain classified as property, plant and equipment. The Company’s Oklahoma City, OK site was sold during the first quarter of Fiscal 2004 at a gain of approximately $0.2 million, which is included in other income.

(11)	Employee Benefit Plans

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

Net pension cost for the three months ended April 3, 2004 and March 29, 2003 includes the following components (in thousands):

	April 3, 2004	March 29, 2003
Service cost	$ 438	$ 358
Interest cost	996	956
Expected return on plan assets	(1,009)	(926)
Amortization of prior service cost	35	32
Amortization of net (gain) loss	217	166
Net pension cost	$ 677	$ 586

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to contribute $0.5 million to its pension plan in Fiscal 2004 in order to meet minimum funding requirements, which is included in current accrued expenses on the Company’s balance sheet at April 3, 2004.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004, and in the Company’s other public filings with the SEC.

        The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

        Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States, into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: rendering and restaurant services. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004.

        Major challenges faced by the Company during the first quarter of Fiscal 2004 included the impact of the occurrence of a single case of bovine spongiform encephalopathy (“BSE”) or “mad cow disease” in the United States at the end of Fiscal 2003 and a single case of BSE in Canada in late spring of Fiscal 2003, high natural gas prices, and high diesel fuel costs. During the first quarter of Fiscal 2004, high average finished product commodity prices were partially offset by the negative impact of high raw material prices and high energy costs. The impact of BSE is still not completely identified or known, but recent events are summarized in the sections which follow. Management of the Company expects continued uncertainties relative to BSE and potential new government regulations and expects its impact to remain fluid during the remainder of Fiscal 2004 and thereafter. Management also expects high energy prices to continue throughout Fiscal 2004. The effects of these challenges during the first quarter of Fiscal 2004 are summarized in the sections which follow.

        While operating income increased by $1.3 million in the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003, these challenges indicate there can be no assurance that operating results achieved by the Company in the first quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the first quarter of 2004

  Higher finished product commodity prices were experienced in the first quarter of 2004 as a result of a tightening in supplies of and demand for fats, oils and proteins worldwide. In addition, management believes a single case of BSE in Canada in late spring of 2003 caused a dramatic price increase for U.S.-produced MBM which lasted until December 2003. A single case of BSE was diagnosed in a cow in the state of Washington on December 23, 2003. Shortly afterwards, many foreign countries closed their borders to U.S.-produced beef and beef products, including MBM. Initially, MBM prices declined in late December 2003 and early January 2004, but recovered to previous price levels by mid-January 2004. For the first quarter of Fiscal 2004, the average sales price of meat and bone meal, tallow and yellow grease was higher than the first quarter of Fiscal 2003. Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished products derived from the raw material. The financial impact of the increase of finished goods prices on sales revenue and raw material cost is summarized below in the Results of Operations section of this report.

  High energy prices for both natural gas and diesel fuel were experienced in the first quarter of Fiscal 2004. Management believes that high prices were due in part to fears of potential natural gas shortages and from fears of potential crude oil shortages resulting from war in Iraq and ongoing strife in the Middle East. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, in order to purchase natural gas for future months when prices are relatively low. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

  The Company entered into a new subordinated debt agreement on December 31, 2003. The net proceeds of the new subordinated debt issue were used to reduce the balance of the Company’s prior Amended and Restated Credit Agreement, as discussed elsewhere herein. Management believes that the consummation of the new subordinated debt agreement was an initial step by the Company to improve its capital structure, including liquidity, terms and conditions of the Company’s existing debt structure.

  The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002, as discussed elsewhere herein.

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

      On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On this date, the FDA also announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Such a ban could affect the use of tallow derived from SRM, dead cattle and non-ambulatory cattle in cosmetics. The proposal has not been finalized as of May 10, 2004.

    As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including meat and bone meal. At May 10, 2004, many foreign countries continue to refuse shipments of U.S. produced MBM. Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

  Energy prices for natural gas and diesel fuel are expected to remain high throughout 2004. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize the expenses, prices remain relatively high in 2004 and represent an ongoing challenge to the Company’s operating results for future periods.

  The Company’s new Senior Credit Agreement requires early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock has a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company expects to incur a loss of approximately $1.7 million in the second quarter of Fiscal 2004 on the early redemption of the preferred stock. The Company expects that early redemption of the preferred stock will generate incremental savings on interest expense of approximately $1.6 million above the expected loss on early redemption during the remaining three-year term of the prior Amended and Restated Credit Agreement, which would have matured on May 13, 2007.

        These challenges indicate there can be no assurance that operating results of the Company achieved in the first quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

Summary of Key Factors Impacting First Quarter 2004 Results:

        Principal factors which contributed to a $1.3 million (24.1%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product sales prices,
  Improved recovery of collection expenses, and
  Higher raw material volume.

        These increases were partially offset by:

  Higher raw material prices,
  Higher payroll and related benefit expense, and
  Higher energy and diesel fuel expenses.

Summary of Key Indicators of 2004 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices (quoted on the Jacobsen index),
  Raw material volume,
  Production volume and related yield of finished product, and
  Collection fees and collection operating expense.

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are meat and bone meal, bleachable fancy tallow, and yellow grease. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the first quarter of Fiscal 2004 compared to average Jacobsen prices for the first quarter of Fiscal 2003 follow:

	Avg. Price 1st Quarter 2004	Avg. Price 1st Quarter 2003	Increase	% Increase
MBM (Illinois)	$184.68 /ton	$171.64 /ton	$13.04 /ton	7.6%
BFT (Chicago)	$ 19.27 /cwt	$ 16.43 /cwt	$ 2.84 /cwt	17.3%
YG (Illinois)	$ 15.27 /cwt	$13.36 /cwt	$ 1.91 /cwt	14.3%

        The increases in price of the finished products the Company sells had a favorable impact on revenue which was partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product. The Jacobsen index provides a public daily listing of commodity prices used throughout the industry.

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

        The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The monitoring of collection fees and collection expense provides an indication of achievement of the Company’s business plan.

        Net Sales.    The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute less than 5.1% of total sales.

        During the first quarter of Fiscal 2004, net sales increased by $9.0 million (13.1%) to $77.7 million as compared to $68.7 million during the first quarter of Fiscal 2003. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods pricess	$ 7.7
- Improved recovery of collection expenses	1.5
- Higher raw material volume	1.3

        These increases were partially offset by:

- Lower purchases of finished product for resale	(0.7)
- Lower hide sales	(0.3)
- Other sales decreases	(0.5)
$ 9.0

        Cost of Sales and Operating Expenses.    Cost of sales and operating expenses include cost of raw material, the cost of product purchased for resale, and the cost to collect and process the raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

        During the first quarter of Fiscal 2004, cost of sales and operating expenses increased $7.1 million (13.9%) to $58.2 million as compared to $51.1 million during the first quarter of Fiscal 2003. Included in operating expenses during the first quarter of Fiscal 2004 are incremental labor and freight costs of transferring finished product from cities with lower MBM prices to cities with higher MBM prices. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher raw material prices	$ 5.5
- Higher payroll and related benefits	1.3
- Higher energy costs, primarily natural gas	0.3
- Higher gas, diesel fuel and oil expense	0.3
- Other expense increases	0.4

        These increases were partially offset by:

- Lower purchases of finished product for resale	(0.7)
$ 7.1

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $9.0 million during the first quarter of Fiscal 2004, a $0.5 million increase (5.9%) from $8.5 million during the first quarter of Fiscal 2003, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$ 0.5
- Other expense increases	0.2

        These increases were partially offset by:

- Lower legal, audit, and professional fees	(0.2)
$ 0.5

        Depreciation and Amortization.    Depreciation and amortization charges increased $0.1 million (2.7%) to $3.8 million during the first quarter of Fiscal 2004 as compared to $3.7 million during the first quarter of Fiscal 2003, primarily due to added depreciation expense resulting from property and equipment additions.

        Interest Expense.    Interest expense was $1.8 million during the first quarter of Fiscal 2004 compared to $0.5 million during the first quarter of Fiscal 2003, an increase of $1.3 million (260.0%), primarily due to the accrual of interest expense on the Company’s Subordinated Debt with an outstanding balance of $35.0 million which bears interest at a fixed rate of 12.0% per annum, reduced amortization of SFAS 15 effect related to the prior Amended and Restated Credit Agreement of May 2002, and inclusion of preferred stock dividends and accretion in interest expense as a result of the adoption of SFAS 150 in the third quarter of Fiscal 2003. The increase in interest expense was primarily due to the following (in millions of dollars):

- Interest expense on the contractual amount of bank debt increased	$ 0.5
- Reduced amortization of SFAS 15 effect increased interest expense	$ 0.5
- Increase in gain on disposal of assets	0.3
$ 1.3

        Other Income/Expense.    Other income was $1.4 million in the first quarter of Fiscal 2004, an $0.8 million increase (133.3%) from other income of $0.6 million in the first quarter of Fiscal 2003. The increase in other income in the first quarter of Fiscal 2004 is primarily due to the following (in millions of dollars):

- Increase in gain on extinguishment of bank debt	$ 0.5
- Increase in gain on disposal of assets	0.3
$ 0.8

        Gain on extinguishment of debt in the first quarter of Fiscal 2004 was $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million extinguished by a cash payment of $18.0 million, reduced by related deferred loan costs of $0.8 million, also extinguished upon payment of the debt. Also included in other income in the first quarter of Fiscal 2004 is gain on the sale of property and equipment of approximately $0.3 million, which includes the sale of the Company’s land in Oklahoma City, OK, which was sold for a sales price of approximately $0.3 million and had a net book value at the time of sale of less than $0.1 million. Included in other income in the first quarter of Fiscal 2003 was a gain on extinguishment of debt of $0.8 million, which resulted from retirement of debt with a carrying value of $4.9 million with a cash payment of $4.1 million due to SFAS 15 accounting.

        Income Taxes.    The Company recorded income tax expense of $2.4 million for the first quarter of Fiscal 2004, compared to income tax expense of $2.1 million recorded in the first quarter of Fiscal 2003, an increase of $0.3 million (14.3%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2003. The estimated combined effective tax rate for state and Federal income taxes for both Fiscal 2004 and Fiscal 2003 is approximately 38%.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On April 2, 2004, the Company entered a new Senior Credit Agreement with new lenders. This refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002, which is summarized below. The principal components of the refinancing consist of the following.

  The new Senior Credit Agreement provides for a total of $67.5 million in financing facilities, consisting of a $25.0 million Term Loan Facility and a $42.5 million Revolver Facility, which includes a $25.0 million Letter of Credit subfacility. The Revolver Facility may vary based on EBITDA, as defined in the new Senior Credit Agreement. The new Senior Credit Agreement has a term of five years and matures on April 2, 2009.

  The new Senior Credit Agreement provides for scheduled amortization payments on the Term Loan Facility of $1.25 million, due each quarter during the five-year term of the agreement.

  The new Senior Credit Agreement bears interest at a rate which may be based upon either prime or LIBOR or a combination of both rates, plus a margin which may be adjusted quarterly based upon the leverage ratio of the Company, as defined by the new Senior Credit Agreement.

  The refinancing provides increased availability and liquidity, an extended term, lower interest rates, lower banking fees, and more flexible capital investment limitations than the prior Amended and Restated Credit Agreement dated May 13, 2002.

  On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the prior Amended and Restated Credit Agreement of approximately $18.0 million. The remaining proceeds will be used to redeem the Company’s preferred stock during the second quarter of Fiscal 2004 at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million, and for other general corporate and working capital purposes.

  Restrictive covenants in the Company’s new Senior Credit Agreement permit the Company, within limitations defined in the new Senior Credit Agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments; and requires the maintenance of certain minimum financial ratios.

        On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35.0 million and applied the net proceeds to the reduction of the outstanding term loan of its then outstanding prior Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Interest accrues on the outstanding principal balance of the Notes at an annual rate of 12%, payable quarterly in arrears. Restrictive covenants in the Notes permit the Company, within limitations defined in the Notes, to incur additional indebtedness and to pay cash dividends.

        The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at April 3, 2004 (in thousands):

Senior Credit Agreement:
Term Loan:	$ 25,000
Revolving Credit Facility:
Maximum availability	$ 42,500
Borrowings outstanding	-
Letters of credit issued	9,040
Availability	$ 33,460
Senior Subordinated Notes Payable:	$35,000

        Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants, which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and require the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio; maximum leverage ratio, and minimum tangible net worth ratio, each as defined in the new Senior Credit Agreement.

        The classification of long-term debt in the accompanying April 3, 2004 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Debt and the new Senior Credit Agreement pursuant to the refinancing.

        On April 3, 2004, the Company had working capital of $35.4 million and its working capital ratio was 1.74 to 1 compared to working capital of $31.2 million and a working capital ratio of 1.76 to 1 on January 3, 2004. At April 3, 2004, the Company had unrestricted cash of $37.6 million and funds available under the revolving credit facility of $33.5 million, compared to unrestricted cash of $24.8 million and funds available under the revolving credit facility of $6.9 million at January 3, 2004.

        The Company anticipates it will be required to issue approximately $4.9 million in additional letters of credit during Fiscal 2004.

        Net cash provided by operating activities was $7.6 million and $4.2 million for the first quarter ended April 3, 2004 and March 29, 2003, respectively, an increase of $3.4 million, primarily due to an increase in inventory and prepaid expense in the first quarter of Fiscal 2003. Cash used by investing activities was $1.2 million during the first quarter of Fiscal 2004, compared to $3.8 million in the first quarter of Fiscal 2003, a decrease of $2.6 million, primarily due to lower capital investment in the first quarter of Fiscal 2004. Net cash provided by financing activities was $6.4 million in the first quarter of Fiscal 2004 compared to cash used of $5.1 million in the first quarter of Fiscal 2003, an increase of cash provided of $11.5 million, principally due to proceeds from the new Senior Credit Agreement consummated on April 2, 2004.

        The Company made capital expenditures of $1.5 million during the first quarter of Fiscal 2004, compared to capital expenditures of $2.7 million and acquisitions of rendering and grease businesses for a net investment of approximately $1.1 million in the first quarter of Fiscal 2003, for a net decrease of $1.2 million primarily due to timing of planned capital investment between the two years. Capital expenditures related to compliance with environmental regulations were less than $0.1 million in the first quarter of Fiscal 2004 and $0.2 million in the first quarter of Fiscal 2003.

        Based upon the underlying terms of the new Senior Credit Agreement, the Company will be required to pay approximately $11.2 million which will be due during the second quarter of Fiscal 2004 for redemption of the Company’s preferred stock at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million. The Company’s preferred stock has a carrying value of approximately $9.5 million at April 3, 2004. When redeemed, the Company expects to incur a loss on early redemption of the preferred stock and accumulated dividends of approximately $1.7 million.

        Based upon the underlying terms of the new Senior Credit Agreement, the Company expects approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at April 3, 2004, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

        Based upon actuarial estimates, the Company expects to pay approximately $5.2 million during Fiscal 2004, in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at April 3, 2004. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company or the administrator of the Company’s self insurance reserve. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company expects to pay approximately $0.5 million in order to meet minimum pension funding requirements during Fiscal 2004, which is included in current accrued compensation and benefit expenses at April 3, 2004. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in the first quarter of 2004, unrestricted cash, and funds available under the new Senior Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next 12 months. The impact on cash flows from operations in Fiscal 2004 of the occurrence of BSE in the United States, resulting regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could negatively impact the Company’s results of operations in 2004 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of Fiscal 2004 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at April 3, 2004 (in thousands):

                                                     Less Than       1 - 3         3 - 5       More than
                                        Total          1 Year        Years         Years        5 Years
                                      ------------- ------------- ------------- ------------- ----------
      Contractual obligations:
      Long-term debt obligations        $60,092        $  5,041       $10,051      $10,000       $35,000
      Operating lease obligations        22,918           3,962         5,807        3,782         9,367
      Purchase commitments                6,528           6,528             -            -             -
      Redeemable preferred stock         11,200          11,200             -            -             -
      Other long-term liabilities           275              81           184           10             -
                                       --------         -------       -------      -------       -------
          Total                        $101,013         $26,812       $16,042      $13,792       $44,367
                                       ========         =======       =======      =======       =======

        The Company’s off-balance sheet contractual obligations and commercial commitments as of April 3, 2004 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

        The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at January 3, 2004.

Other commercial commitments:
Standby letters of credit	$ 9,040
Total other commercial commitments:	$ 9,040

OFF BALANCE SHEET OBLIGATIONS

        Based upon the underlying purchase agreements, the Company has commitments to purchase $6.5 million of finished products and natural gas during Fiscal 2004, which are not included in liabilities on the Company’s balance sheet at April 3, 2004. These purchase agreements are entered in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2004, in accordance with accounting principles generally accepted in the United States.

        Based upon the underlying lease agreements, the Company expects to pay approximately $4.0 million in operating lease obligations during Fiscal 2004 which are not included in liabilities on the Company’s balance sheet at April 3, 2004. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements were issued during the first quarter of Fiscal 2004.

FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties. The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

        In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 7A of Part I of the Company’s annual report on Form 10-K for the year ended January 3, 2004, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

        As of April 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $2.6 million of natural gas for the months of April through June 2004, which approximates 55.8 % of the Company’s usage for these months. As of April 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $3.9 million of finished product in the month of April 2004.

ITEM 4.      CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    As required by Exchange Act Rule 13a-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

        Changes in Internal Control Over Financial Reporting.    As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 2004

PART II: Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1	Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation and Comerica Bank. (1)
10.2	Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.3	Trademark Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.4	Patent Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.5	Copyright Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.6	Pledge Agreement, dated as of April 2, 2004, among Darling International Inc. and General Electric Capital Corporation. (1)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John O. Muse, the Chief Financial Officer of the Company.

         (1)   Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 7, 2004.

(b)	Reports on Form 8-K Current report on Form 8-K (Items 5 and 7) filed on January 7, 2004. Current report on Form 8-K (Items 7 and 12) filed on March 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: May 18, 2004	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: May 18, 2004	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)