Form 10-Q
period 2004-06-03
DARLING INTERNATIONAL INC
filed 2004-08-16
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
               For the quarterly period ended July 3, 2004

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 63,897,346 shares of common stock, $0.01 par value, outstanding at August 10, 2004.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JULY 3, 2004

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
Item 6. EXHIBITS AND REPORTS ON FORM 8-K	31
Signatures	33

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 3, 2004 and January 3, 2004
(in thousands, except shares and per share data)

                                                                          July 3,          January 3,
                                                                           2004               2004
                                                                       ------------       ------------
ASSETS                                                                  (unaudited)
-------
Current assets:
     Cash and cash equivalents ...................................       $  36,509        $  25,383
     Accounts receivable .........................................          24,885           29,353
     Inventories .................................................           7,494            7,837
     Prepaid expenses ............................................           5,101            4,509
     Deferred income taxes .......................................           3,371            3,937
     Assets held for sale ........................................             706            1,160
     Other .......................................................              31               16
                                                                         ---------        ---------
         Total current assets ....................................          78,097           72,195

Property, plant and equipment, less accumulated depreciation
   of $162,231 at July 3, 2004 and $161,051 at January 3, 2004 ...          71,828           73,274
Collection routes and contracts, less accumulated amortization of
   $27,257 at July 3, 2004 and $28,118 at January 3, 2004 ........          17,485           19,458
Goodwill, less accumulated amortization of $1,077 at July 3, 2004
   and January 3, 2004 ...........................................           4,429            4,429
Deferred loan costs ..............................................           3,842            2,986
Other assets .....................................................           3,876            2,307
                                                                         ---------        ---------
                                                                         $ 179,557        $ 174,649
                                                                         =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt ...........................       $   5,036        $   7,489
     Accounts payable, principally trade .........................           7,173            9,059
     Accrued expenses ............................................          28,444           24,132
     Accrued interest ............................................             241              326
                                                                         ---------        ---------
         Total current liabilities ...............................          40,894           41,006

Long-term debt, net ..............................................          53,796           48,188
Other non-current liabilities ....................................          17,361           16,083
Deferred income taxes ............................................           3,819            4,878
Redeemable preferred stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding ........................               -            9,212
                                                                         ---------        ---------
         Total liabilities .......................................         115,870          119,367
                                                                         ---------        ---------
Stockholders' equity:
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        63,885,346 and 63,654,240 shares issued and outstanding at
        July 3, 2004 and at January 3, 2004, respectively ........             639              637
     Additional paid-in capital ..................................          77,290           77,179
     Treasury stock, at cost;  21,000 shares at July 3, 2004 and
          January 3, 2004 ........................................            (172)            (172)
     Accumulated other comprehensive loss ........................          (5,285)          (5,176)
     Accumulated deficit .........................................          (8,785)         (17,186)
                                                                         ---------        ---------
         Total stockholders' equity ..............................          63,687           55,282
                                                                         ---------        ---------
Commitments and contingencies
                                                                         $ 179,557        $ 174,649
                                                                         =========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended July 3, 2004 and June 28, 2003
(in thousands, except per share data)
(unaudited)

                                                        Three Months Ended               Six Months Ended
                                                    ---------------------------      ------------------------
                                                      July 3,         June 28,        July 3,       June 28,
                                                       2004             2003           2004           2003
                                                    ----------       ----------      ---------     ----------

Net sales .......................................   $  91,509        $  78,536       $ 169,233      $ 147,187
                                                    ---------        ---------       ---------      ---------
Costs and expenses:
     Cost of sales and operating expenses .......      67,309           60,033         125,528        111,083
     Selling, general and administrative expenses       9,175            8,879          18,193         17,399
     Depreciation and amortization ..............       3,971            3,623           7,746          7,280
                                                    ---------        ---------       ---------      ---------
        Total costs and expenses ................      80,455           72,535         151,467        135,762
                                                    ---------        ---------       ---------      ---------
        Operating income ........................      11,054            6,001          17,766         11,425
                                                    ---------        ---------       ---------      ---------
Other income (expense):
     Interest expense ...........................      (1,800)            (419)         (3,560)          (911)
     Other, net .................................      (1,734)            (453)           (339)           130
                                                    ---------        ---------       ---------      ---------
         Total other income (expense) ...........      (3,534)            (872)         (3,899)          (781)
                                                    ---------        ---------       ---------      ---------

Income before income taxes ......................       7,520            5,129          13,867         10,644
Income taxes ....................................      (3,054)          (1,949)         (5,466)        (4,045)
                                                    ---------        ---------       ---------      ---------
Net income ......................................       4,466            3,180           8,401          6,599
     Preferred dividends and accretion ..........           -             (342)              -           (697)
                                                    ---------        ---------       ---------      ---------
     Net income applicable to common shareholders   $   4,466        $   2,838       $   8,401      $   5,902
                                                    =========        =========       =========      =========

Basic income per share: .........................   $    0.07        $    0.05       $    0.13      $    0.10
                                                    =========        =========       =========      =========
Diluted income per share: .......................   $    0.07        $    0.05       $    0.13      $    0.09
                                                    =========        =========       =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 3, 2004 and June 28, 2003
(in thousands)
(unaudited)

                                                                                   Six Months Ended
                                                                             --------------------------
                                                                              July 3,         June 28,
                                                                               2004             2003
                                                                             ---------       ----------
Cash flows from operating activities:
     Net income .......................................................      $   8,401       $  6,599
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization .................................          7,746          7,280
        Gain on disposal of property, plant, equipment and other assets           (341)           (11)
        Gain on early extinguishment of debt ..........................         (1,306)          (555)
        Loss on early redemption of preferred stock ...................          1,678              -
        Deferred taxes ................................................           (493)             -
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................          4,468            945
         Inventories and prepaid expenses .............................           (249)        (4,054)
         Accounts payable and accrued expenses ........................          2,534          1,905
         Accrued interest .............................................            (85)            48
         Other ........................................................            793           (248)
                                                                             ---------      ---------
             Net cash provided by operating activities ................         23,146         11,909
                                                                             ---------      ---------

Cash flows from investing activities:
     Capital expenditures .............................................         (4,377)        (4,876)
     Business acquisitions ............................................              -         (1,131)
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................            447             28
                                                                             ---------      ---------
              Net cash used by investing activities ...................         (3,930)        (5,979)
                                                                             ---------      ---------

Cash flows from financing activities:
     Proceeds from debt ...............................................         92,302        102,662
     Payments on debt .................................................        (87,080)      (108,692)
     Deferred loan costs ..............................................         (2,078)             -
     Redemption of preferred stock ....................................        (10,000)             -
     Payment of preferred dividends ...................................         (1,240)             -
     Contract payments ................................................           (107)          (180)
     Issuance of common stock .........................................            113              4
                                                                             ---------      ---------
              Net cash used by financing activities ...................         (8,090)        (6,206)
                                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents ..................         11,126           (276)
Cash and cash equivalents at beginning of period ......................         25,383         15,537
                                                                             ---------      ---------
Cash and cash equivalents at end of period ............................      $  36,509      $  15,261
                                                                             =========      =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................      $   3,011      $   1,950
                                                                             =========      =========
         Income taxes, net of refunds .................................      $   3,427      $   2,772
                                                                             =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 3, 2004
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month and six month periods ended July 3, 2004 and June 28, 2003 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of July 3, 2004, and include the 13 and 26 weeks ended July 3, 2004, and the 13 and 26 weeks ended June 28, 2003.

(c)	Earnings per Share

Basic income per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options.

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

                                                   Net Income Per Common Share (in thousands, except per share data)
                                               -----------------------------------------------------------------------
                                                                          Three Months Ended
                                               -----------------------------------------------------------------------
                                                             July 3,                               June 28,
                                                              2004                                  2003
                                               ---------------------------------    ----------------------------------
                                                Income      Shares    Per Share      Income      Shares     Per Share
                                               ---------- --------- ------------    ---------   ---------   ----------

Net income                                      $4,466     63,851        $0.07       $3,180       62,289      $0.05
Less: Preferred dividends and accretion              -                       -         (342)                      -
                                               -------     ------       ------       -------      ------      -----

Basic:
Income available to common shareholders          4,466     63,851         0.07        2,838       62,289       0.05

Effect of dilutive securities:
Add: Option shares in the money                             1,046                                  2,087
Less: Pro forma treasury shares                              (398)                                (1,057)
                                                           ------                                -------

Diluted:
Income available to common shareholders         $4,466     64,499        $0.07       $2,838       63,319      $0.05
                                               -------    -------       -------      -------      -------     -----

                                                -----------------------------------------------------------------------
                                                                          Six Months Ended
                                               -----------------------------------------------------------------------
                                                             July 3,                               June 28,
                                                              2004                                  2003
                                               ---------------------------------    ----------------------------------
                                                Income      Shares    Per Share      Income      Shares     Per Share
                                               ---------- --------- ------------    ---------   ---------  ----------

Net income                                      $8,401     63,786        $0.13       $6,599       62,285      $0.11
Less: Preferred dividends and accretion              -                       -         (697)                   (0.1)
                                               -------     ------       ------       -------      ------      -----

Basic:
Income available to common shareholders          8,401     63,786         0.13        5,902       62,285       0.10

Effect of dilutive securities:
Add: Option shares in the money                             1,038                                  2,087
Less: Pro forma treasury shares                              (452)                                (1,069)
                                                           ------                                -------

Diluted:
Income available to common shareholders         $8,401     64,372        $0.13       $5,902       63,303      $0.09
                                               -------    -------       -------      -------      -------     -----
For the six months ended July 3, 2004 and June 28, 2003, respectively, 81,000 and 1,062,430 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

	Three Months Ended
	July 3, 2004		June 28, 2003
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$4,466	$0.07	$2,838	$ 0.05
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(88)	-	(95)	(0.01)
Pro forma	$4,378	$0.07	$2,743	$0.04

	Six Months Ended
	July 3, 2004		June 28, 2003
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$8,401	$0.13	$5,902	$ 0.10
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(173)	-	(189)	(0.01)
Pro forma	$8,228	$0.13	$5,713	$0.09

(3)	Contingencies

LITIGATION

The Company is a party to several lawsuits, claims and loss contingencies incidental to its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company’s processing facilities.

Self Insured Risks

The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company estimates and accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At July 3, 2004 and January 3, 2004, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $14.4 million and $14.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)	Business Segments

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. During the first quarter of Fiscal 2004, the Company increased the allocation of plant selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of $0.5 million and $1.3 million of expense allocated to this segment during the second quarter and first six months of Fiscal 2004, respectively.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

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

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Rendering:
Trade	$58,858	$51,328	$108,218	$ 97,481
Intersegment	8,035	5,966	13,525	12,875
	66,893	57,294	121,743	110,356
Restaurant Services:
Trade	32,651	27,208	61,015	49,706
Intersegment	3,176	4,138	5,937	7,141
	35,827	31,346	66,952	56,847
Eliminations	(11,211)	(10,104)	(19,462)	(20,016)
Total	$91,509	$78,536	$169,233	$147,187

Business Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Rendering	$11,010	$5,925	$17,129	$10,736
Restaurant Services	6,408	5,785	12,706	11,818
Corporate Activities	(11,152)	(8,111)	(17,874)	(15,044)
Interest Expense	(1,800)	(419)	(3,560)	(911)
Net Income	$4,466	$3,180	$8,401	$6,599

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

Business Segment Assets (in thousands):

	July 3, 2004	January 3, 2004
Rendering	$ 48,492	$ 52,931
Restaurant Services	16,172	13,853
Combined Rendering/Restaurant Services	61,268	67,291
Corporate	53,625	40,574
Total	$179,557	$174,649

(5)	Income Taxes

The Company has provided income taxes for the three-month and six-month periods ended July 3, 2004, based on its estimate of the effective tax rate for the entire 2004 fiscal year.

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

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At July 3, 2004, the interest rate for $0.25 million of the term loan was based upon a prime rate of 4.25% per annum, plus a margin of 1.5% per annum for a total of 5.75% per annum. The interest rate at July 3, 2004 for the remaining $23.5 million term loan was based upon a three-month LIBOR rate of 1.49% per annum plus a margin of 2.75% per annum for a total of 4.24% per annum.

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

On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the prior Amended and Restated Credit Agreement of approximately $18.0 million. Additional proceeds were used for other general corporate and working capital purposes. The terms of the new Senior Credit Agreement required the Company to redeem the Company’s preferred stock during the second quarter of 2004. As such, the remaining proceeds and cash on hand were used to redeem the Company’s preferred stock at face value of $10.0 million plus accumulated preferred dividends of approximately $1.2 million, for a total aggregate consideration of $11.2 million. The preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Consequently, redemption of the preferred stock and accumulated dividends during the second quarter of 2004 resulted in a loss on extinguishment of approximately $1.7 million, which is included in other expense.

On May 13, 2002, the Company consummated a recapitalization and executed the prior Amended and Restated Credit Agreement with its lenders. The prior Amended and Restated Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeded its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the prior Amended and Restated Credit Agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the new Senior Credit Agreement. The remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as a gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million, also extinguished upon payment of the related debt, which results in a net gain on early retirement of debt of approximately $1.3 million recorded in the first quarter of Fiscal 2004.

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

The Company’s new Senior Credit Agreement, Senior Subordinated Notes, and prior Amended and Restated Credit Agreement consisted of the following elements at July 3, 2004 and January 3, 2004, respectively (in thousands):

                                                               July 3,         January 3,
                                                                2004              2004
                                                            -----------      -------------
            Senior Credit Agreement:
                 Term Loan                                   $  23,750                -
                                                             =========        =========
                 Revolving Credit Facility:
                     Maximum availability                    $  50,000                -
                     Borrowings outstanding                          -                -
                     Letters of credit issued                   13,083                -
                                                             ---------        ---------
                     Availability                            $  36,917                -
                                                             =========        =========

            Senior Subordinated Notes Payable:               $  35,000        $  35,000
                                                             =========        =========

            Prior Amended and Restated Credit Agreement:
                 Term Loan:
                     Contractual amount                              -          $18,266
                     SFAS 15 effect                                  -            2,303
                                                             ---------        ---------
                     Carrying amount                                 -          $20,569
                                                             =========        =========

                 Revolving Credit Facility:
                     Maximum availability                            -          $17,337
                     Borrowings outstanding                          -                -
                     Letters of credit issued                        -           10,450
                                                             ---------        ---------
                     Availability                                    -         $  6,887
                                                             =========        =========
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

Through July 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $0.9 million of natural gas. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements, during Fiscal 2003 and the first six months of Fiscal 2004. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

At July 3, 2004, the Company was party to natural gas swap agreements representing 90,000 mmbtu’s of natural gas per month for the months of July, August, September and October 2004, with a NYMEX purchase price of approximately $6.48/mmbtu. At July 3, 2004, the fair value of the Company’s positions in these swap agreements was a liability of $0.1 million. The Company has designated the natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under SFAS 133.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. Total comprehensive income for the six months ended July 3, 2004, and June 28, 2003, were $8.3 million and $6.6 million, respectively.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	July 3, 2004	January 3, 2004
Petaluma, CA	$ 497	$ 497
Tyler, TX	183	183
London, Ontario Canada	26	-
Billings, MT	-	421
Oklahoma City, OK	-	59
	$706	$1,160

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next 12 months. These assets were previously utilized in rendering operations. The Billings, MT location was reclassified to operating property, plant and equipment and prepaid costs of sale during the second quarter of Fiscal 2004 because the sale of the asset is not expected to occur within the next twelve months. The Company has signed a letter of intent to sell its transfer station at London, Ontario, Canada. An agreement to consummate the sale is being negotiated with the potential buyer. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the assets remain classified as property, plant and equipment. The Company’s Oklahoma City, OK site was sold during the first quarter of Fiscal 2004.

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

Net pension cost for the six months ended July 3, 2004 and June 28, 2003 includes the following components (in thousands):

	July 3, 2004	June 28, 2003
Service cost	$ 876	$ 716
Interest cost	1,992	1,912
Expected return on plan assets	(2,019)	(1,852)
Amortization of prior service cost	70	64
Amortization of net (gain) loss	434	331
Net pension cost	$1,353	$1,171

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company contributed $0.5 million to its pension plan in the second quarter of Fiscal 2004 in order to meet minimum funding requirements, which reduced current accrued expenses on the Company’s balance sheet at July 3, 2004. The Company plans to make a voluntary contribution of $0.8 million during the third quarter of Fiscal 2004.

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

        Major challenges faced by the Company during the second quarter of Fiscal 2004 included the impact of the occurrence of a single case of bovine spongiform encephalopathy (“BSE”) or “mad cow disease” in the United States at the end of Fiscal 2003 and a single case of BSE in Canada in late spring of Fiscal 2003. The impact of BSE is still not completely identified or known, but recent events are summarized in the sections which follow. Management of the Company expects continued uncertainties relative to BSE and potential new government regulations and expects its impact to remain fluid during the remainder of Fiscal 2004 and thereafter. During the second quarter of Fiscal 2004, high average finished product commodity prices were partially offset by the negative impact of high raw material prices and high diesel fuel costs. Management also expects high energy prices to continue throughout Fiscal 2004. The effects of these challenges during the second quarter and year-to-date Fiscal 2004 are summarized in the sections which follow.

        While operating income increased by $5.1 million in the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003, these challenges indicate there can be no assurance that operating results achieved by the Company in the second quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2004

  Higher finished product commodity prices were experienced in the second quarter of 2004 as a result of a tightening in supplies of and demand for fats, oils and proteins worldwide. In addition, management believes a single case of BSE in Canada in late spring of 2003 caused a dramatic price increase for U.S.-produced MBM which lasted until December 2003. A single case of BSE was diagnosed in a cow in the state of Washington on December 23, 2003. Shortly afterwards, many foreign countries closed their borders to U.S.-produced beef and beef products, including MBM. Initially, MBM prices declined in late December 2003 and early January 2004, but recovered to previous price levels by mid-January 2004. For the second quarter of Fiscal 2004, the average sales price of MBM, BFT and YG was higher than the second quarter of Fiscal 2003. Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished products derived from the raw material. The financial impact of the increase of finished goods prices on sales revenue and raw material cost is summarized below in the Results of Operations section of this report.

  High historical energy prices for both natural gas and diesel fuel were experienced in the second quarter of Fiscal 2004, though average natural gas expense incurred during the second quarter of 2004 was lower than the second quarter of 2003. Management believes that high prices were due in part to fears of potential natural gas shortages and from fears of potential crude oil shortages resulting from war in Iraq and ongoing strife in the Middle East. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, in order to purchase natural gas for future months when prices are relatively low. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

  The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002, as discussed elsewhere herein. The Company’s new Senior Credit Agreement required early redemption of the Company’s outstanding preferred stock at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company incurred a loss of approximately $1.7 million which is included in other expense in the second quarter of Fiscal 2004 on the early redemption of the preferred stock. The Company expects that early redemption of the preferred stock will generate incremental savings on interest expense.

Summary of Critical Issues and Known Trends Faced by the Company in 2004 and Thereafter

  A case of BSE was diagnosed in a cow in the state of Washington on December 23, 2003. A summary of the immediate impact of this case of BSE follows:

    Within days of the initial media reports of the case of BSE, many countries banned imports of U.S. produced beef and beef products, including MBM and initially BFT, though this initial ban on BFT was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.
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

      On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On this date, the FDA also announced its intent to ban the use of certain animal tissue derived materials in food, supplements and cosmetics.

      On July 14, 2004, the FDA announced regulations prohibiting SRM and downer or dead cattle from human food, dietary supplements and cosmetics regulated by the FDA and proposed recordkeeping requirements to aid enforcement activities. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. The Company is already in compliance with these standards on BFT sold for export. Management has taken the necessary steps to ensure that the Company will comply with these new requirements.

      Also on July 14, 2004, agencies within the USDA and FDA jointly requested public comment on possible actions to further mitigate the risk of BSE. In addition to seeking input on intended modifications to the feed rule (21 CFR 589.2000) proposed by the FDA in January, the agencies requested comment on regulations that would: 1) prohibit material derived from SRM and dead or downer cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Comments must be received by the FDA on or before August 13, 2004, and by the USDA on or before September 13, 2004. Only questions were posed in this announcement of proposed rulemaking. There are still no new regulations affecting animal feed or modifying the feed rule (21 CFR 589.2000). This situation will likely continue to be fluid into 2005. In addition to submitting comments on these issues, management is developing contingency plans to address any new regulations that might be proposed, introduced or implemented, and will continue to closely monitor this and other regulatory issues.

    As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including MBM. As of August 10, 2004, many foreign countries continued to refuse shipments of U.S. produced MBM. Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.
  Energy prices for natural gas and diesel fuel are expected to remain high throughout 2004. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remain relatively high in 2004 and represent an ongoing challenge to the Company’s operating results for future periods.

These challenges indicate there can be no assurance that operating results of the Company achieved in the second quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

Summary of Key Factors Impacting Second Quarter 2004 Results:

        Principal factors which contributed to a $5.1 million (85.0%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product average sales prices, and
  Improved recovery of collection expenses.

        These increases were partially offset by:

  Higher raw material prices,
  Higher payroll and related benefit expense, and
  Higher diesel fuel expenses.

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

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the second quarter of Fiscal 2004 compared to average Jacobsen prices for the second quarter of Fiscal 2003 follow:

	Avg. Price 2nd Quarter 2004	Avg. Price 2nd Quarter 2003	Increase	% Increase
MBM (Illinois)	$229.62 /ton	$169.20 /ton	$60.42 /ton	35.7%
BFT (Chicago)	$ 19.05 /cwt	$ 16.79 /cwt	$ 2.26 /cwt	13.5%
YG (Illinois)	$ 16.21 /cwt	$ 12.86 /cwt	$ 3.35 /cwt	26.0%

        The increases in average price of the finished products the Company sells had a favorable impact on revenue which was partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product.

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

        Net Sales.    The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of MBM, BFT, and YG. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute approximately 14.9% of total sales.

        During the second quarter of Fiscal 2004, net sales increased by $13.0 million (16.6%) to $91.5 million as compared to $78.5 million during the second quarter of Fiscal 2003. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods pricess	$ 9.2
- Higher sales of finished product purchased for resale	4.1
- Improved recovery of collection expenses	0.5
- Other sales increases	0.1

        These increases were partially offset by:

- Lower hide sales	(0.5)
- Lower raw material volume	(0.4)
$13.0

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

        During the second quarter of Fiscal 2004, cost of sales and operating expenses increased $7.3 million (12.2%) to $67.3 million as compared to $60.0 million during the second quarter of Fiscal 2003. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher purchases of finished product for resale	$ 4.1
- Higher raw material prices	3.5
- Higher payroll and related benefits	0.3
- Higher gas, diesel fuel and oil expense	0.3

        These increases were partially offset by:

- Lower hauling expenses	(0.4)
- Lower energy expenses	(0.3)
- Other expense decreases	(0.2)
$ 7.3

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $9.2 million during the second quarter of Fiscal 2004, a $0.3 million increase (3.4%) from $8.9 million during the second quarter of Fiscal 2003, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$ 0.5

        This increase was partially offset by:

- Other expense decreases	(0.2)
$(0.3)

        Depreciation and Amortization.    Depreciation and amortization charges increased $0.4 million (11.1%) to $4.0 million during the second quarter of Fiscal 2004 as compared to $3.6 million during the first quarter of Fiscal 2003, primarily due to impairment recorded on various property and equipment of $0.3 million.

        Interest Expense.    Interest expense was $1.8 million during the second quarter of Fiscal 2004 compared to $0.4 million during the second quarter of Fiscal 2003, an increase of $1.4 million, primarily due to reduced amortization of SFAS 15 effect related to the prior Amended and Restated Credit Agreement of May 2002; interest expense on the Company’s Senior Subordinated Notes with an outstanding balance of $35.0 million which bears interest at a fixed rate of 12.0% per annum; and inclusion of preferred stock dividends and accretion in interest expense as a result of the adoption of SFAS 150 in the third quarter of Fiscal 2003. The increase in interest expense was primarily due to the following (in millions of dollars):

- Reduced amortization of SFAS 15 effect increased interest expense	$ 0.7
- Interest expense on the contractual amount of debt increased	0.6
- Preferred stock dividends and accretion increased interest expense	0.1
$1.4

        Other Income/Expense.     Other expense was $1.7 million in the second quarter of Fiscal 2004, a $1.2 million increase from other expense of $0.5 million in the second quarter of Fiscal 2003. The increase in other expense in the first quarter of Fiscal 2004 is primarily due to the following (in millions of dollars):

- Loss on early redempton of preferred stock	$ 1.7

        This increase was partially offset by:

- Increase in gain on extinguishment of bank debt	(0.3)
- Increase in gain on disposal of assets	(0.1)
- Decreases in other expense	(0.1)
$1.2

        The Company’s new Senior Credit Agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company incurred a loss of approximately $1.7 million which is included in other expense in the second quarter of Fiscal 2004 on the early redemption of the preferred stock. The Company expects that early redemption of the preferred stock will generate incremental savings on interest expense.

        Income Taxes.    The Company recorded income tax expense of $3.1 million for the second quarter of Fiscal 2004, compared to income tax expense of $1.9 million recorded in the second quarter of Fiscal 2003, an increase of $1.2 million (63.2%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2004 and the loss on early redemption of preferred stock of $1.7 million which is non-deductible for tax purposes, but is treated as a return of equity to preferred shareholders, creating an incremental tax effect of approximately $0.6 million. The estimated combined effective annual tax rate for state and Federal income taxes for Fiscal 2004 is approximately 40.0% and for Fiscal 2003 is approximately 38%.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

Summary of Key Factors Impacting the First Six Months of Fiscal 2004 Results:

        Principal factors which contributed to a $6.3 million (55.3%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product sales prices,
  Improved recovery of collection expenses, and
  Higher raw material volume.

        These increases were partially offset by:

  Higher raw material prices,
  Higher payroll and related benefit expense, and
  Higher diesel fuel expenses.

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

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the first six months of Fiscal 2004 compared to average Jacobsen prices for the first six months of Fiscal 2003 follow:

	Avg. Price Six Months 2004	Avg. Price Six Months 2003	Increase	% Increase
MBM (Illinois)	$207.15 /ton	$170.42 /ton	$36.73 /ton	21.6%
BFT (Chicago)	$ 19.16 /cwt	$ 16.61 /cwt	$ 2.55 /cwt	15.4%
YG (Illinois)	$ 15.74 /cwt	$ 13.11 /cwt	$ 2.63 /cwt	20.1%

        The increases in average price of the finished products the Company sells had a favorable impact on revenue which was partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product.

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

        The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The monitoring of collection fees and collection expense provides an indication of achievement of the Company’s business plan.

        Net Sales.    The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of MBM, BFT and YG. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute approximately 12.1% of total sales.

        During the first six months of Fiscal 2004, net sales increased by $22.0 million (14.9%) to $169.2 million as compared to $147.2 million during the first six months of Fiscal 2003. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods pricess	$16.9
- Higher sales of finished product purchased for resale	3.5
- Improved recovery of collection expenses	2.0
- Higher raw material volume	1.0

        These increases were partially offset by:

- Lower hide sales	(0.8)
- Other sales decreases	(0.6)
$22.0

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

        During the first six months of Fiscal 2004, cost of sales and operating expenses increased $14.4 million (13.0%) to $125.5 million as compared to $111.1 million during the first six months of Fiscal 2003. Included in operating expenses during the first six months of Fiscal 2004 are incremental labor and freight costs of transferring finished product from cities with lower MBM prices to cities with higher MBM prices. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher raw material prices	$ 9.0
- Higher purchases of finished product for resale	3.5
- Higher payroll and related benefits	1.7
- Higher gas, diesel fuel and oil expense	0.6
- Other expense increases	0.3

        These increases were partially offset by:

- Lower contract hauling expenses	(0.4)
- Lower trap waste and sewer expense	(0.3)
$14.4

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $18.2 million during the first six months of Fiscal 2004, a $0.8 million increase (4.6%) from $17.4 million during the first six months of Fiscal 2003, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$ 1.0

        This increase was partially offset by:

- Lower legal, audit and professional fees	(0.2)
$ 0.8

        Depreciation and Amortization.     Depreciation and amortization charges increased $0.4 million (5.5%) to $7.7 million during the first six months of Fiscal 2004 as compared to $7.3 million during the first six months of Fiscal 2003, primarily due to impairment recorded on various property and equipment of $0.3 million.

        Interest Expense.    Interest expense was $3.6 million during the first six months of Fiscal 2004 compared to $0.9 million during the first six months of Fiscal 2003, an increase of $2.7 million, primarily due to reduced amortization of SFAS 15 effect related to the prior Amended and Restated Credit Agreement of May 2002, interest expense on the Company’s Senior Subordinated Notes with an outstanding balance of $35.0 million which bears interest at a fixed rate of 12.0% per annum, and inclusion of preferred stock dividends and accretion in interest expense as a result of the adoption of SFAS 150 in the third quarter of Fiscal 2003. The increase in interest expense was primarily due to the following (in millions of dollars):

- Reduced amortization of SFAS 15 effect increased interest expense	$ 1.2
- Interest expense on the contractual amount of debt increased	1.0
- Preferred stock dividends and accretion increased interest expense	0.4
- Other increases, primarily fees for letters of credit	0.1
$ 2.7

        Other Income/Expense.    Other expense was $0.3 million in the first six months of Fiscal 2004, an $0.4 million increase in expense from other income of $0.1 million in first six months of Fiscal 2003. The increase in other expense in the first six months of Fiscal 2004 is primarily due to the following (in millions of dollars):

- Loss on early redemption of preferred stock	$ 1.7

        This increase was partially offset by:

- Increase in gain on extinguishment of bank debt	(0.7)
- Increase in gain on disposal of assets	(0.3)
- Other income increase	(0.3)
$0.4

        The Company’s new Senior Credit Agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company incurred a loss of approximately $1.7 million which is included in other expense in the second quarter of Fiscal 2004 on the early redemption of the preferred stock. The Company expects that early redemption of the preferred stock will generate incremental savings on interest expense.

        Gain on extinguishment of debt in the first six months of Fiscal 2004 was $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million extinguished by a cash payment of $18.0 million, reduced by related deferred loan costs of $0.8 million, also extinguished upon payment of the debt. Also included in other income in the first six months of Fiscal 2004 is gain on the sale of property and equipment of approximately $0.3 million, which includes the sale of the Company’s land in Oklahoma City, OK. Included in other income in the first six months of Fiscal 2003 was a gain on extinguishment of debt of $0.6 million, which resulted from retirement of debt with a carrying value of $4.9 million with a cash payment of $4.1 million due to SFAS 15 accounting, reduced by related deferred loan costs of $0.2 million.

        Income Taxes.    The Company recorded income tax expense of $5.5 million for the first six months of Fiscal 2004, compared to income tax expense of $4.0 million recorded in the first six months of Fiscal 2003, an increase of $1.5 million (37.5%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2004 and the loss on early redemption of preferred stock of $1.7 million which is non-deductible for tax purposes, but is treated as a return of equity to preferred shareholders, creating an incremental tax effect of approximately $0.6 million. The estimated combined effective annual tax rate for state and Federal income taxes for Fiscal 2004 is approximately 40.0% and for Fiscal 2003 is approximately 38.0%.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On April 2, 2004, the Company entered a new Senior Credit Agreement with new lenders, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. This refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002, which is summarized below. The principal components of the refinancing consist of the following.

  The new Senior Credit Agreement provides for a total of $75.0 million in financing facilities, consisting of a $25.0 million Term Loan Facility and a $50.0 million Revolver Facility, which includes a $25.0 million Letter of Credit subfacility. The Revolver Facility may vary based on EBITDA, as defined in the new Senior Credit Agreement.

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

  On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the prior Amended and Restated Credit Agreement of approximately $18.0 million. The remaining proceeds and cash on hand were used to redeem the Company’s preferred stock during the second quarter of Fiscal 2004 at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million, and for other general corporate and working capital purposes.

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

        The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at July 3, 2004 (in thousands):

Senior Credit Agreement:
Term Loan:	$ 23,750
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	-
Letters of credit issued	13,083
Availability	$ 36,917
Senior Subordinated Notes Payable:	$35,000

        Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants, which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and require the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio; maximum leverage ratio, and minimum tangible net worth ratio, each as defined in the new Senior Credit Agreement. The Company is currently in compliance with all of the covenants contained in the new Senior Credit Agreement.

        The classification of long-term debt in the accompanying July 3, 2004 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Debt and the new Senior Credit Agreement pursuant to the refinancing.

        On July 3, 2004, the Company had working capital of $37.2 million and its working capital ratio was 1.91 to 1 compared to working capital of $31.2 million and a working capital ratio of 1.76 to 1 on January 3, 2004. At July 3, 2004, the Company had unrestricted cash of $36.0 million and funds available under the revolving credit facility of $36.9 million, compared to unrestricted cash of $24.8 million and funds available under the revolving credit facility of $6.9 million at January 3, 2004.

        Net cash provided by operating activities was $23.1 million and $11.9 million for the six months ended July 3, 2004 and June 28, 2003, respectively, an increase of $11.2 million, primarily due to an increase in inventory and prepaid expense in Fiscal 2003 and a reduction in accounts receivable in Fiscal 2004. Cash used by investing activities was $3.9 million for the first six months of Fiscal 2004, compared to $6.0 million for the first six months of Fiscal 2003, a decrease of $2.1 million, primarily due to lower capital investment in Fiscal 2004. Net cash used by financing activities was $8.1 for the six months ended July 3, 2004, compared to cash used of $6.2 million for the six months ended June 28, 2003, an increase of cash used of $1.9 million, principally due to redemption of the Company’s preferred stock and payment of cumulative dividends in Fiscal 2004, net of proceeds of the Company’s new Senior Credit Agreement.

        The Company made capital expenditures of $4.4 million during the first six months of Fiscal 2004, compared to capital expenditures of $4.9 million and acquisitions of rendering and grease businesses for a net investment of approximately $1.1 million in Fiscal 2003, for a net decrease of $0.5 million primarily due to timing of planned capital investment between the two years. Capital expenditures related to compliance with environmental regulations were $0.2 million and $0.7 million for the six months ended July 3, 2004 and June 28, 2003, respectively.

        Based upon the underlying terms of the new Senior Credit Agreement, the Company was required to pay approximately $11.2 million during the second quarter of Fiscal 2004 for redemption of the Company’s preferred stock at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Consequently, the Company incurred a loss on early redemption of the preferred stock and accumulated dividends of approximately $1.7 million, which is included in other expense.

        Based upon the underlying terms of the new Senior Credit Agreement, the Company expects approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at April 3, 2004, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

        Based upon the annual actuarial estimate, current accruals, and claims paid during the first six months of Fiscal 2004, the Company has accrued approximately $5.8 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at July 3, 2004. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company or the administrator of the Company’s self insurance reserve. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company paid approximately $0.5 million in order to meet minimum pension funding requirements during the second quarter of Fiscal 2004, which reduced current accrued compensation and benefit expenses at July 3, 2004. The Company plans to make a voluntary contribution of $0.8 million during the third quarter of Fiscal 2004. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2004, unrestricted cash, and funds available under the new Senior Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next 12 months. The impact on cash flows from operations in Fiscal 2004 of the occurrence of BSE in the United States, resulting regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could negatively impact the Company’s results of operations in 2004 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first or second quarters of Fiscal 2004 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at July 3, 2004 (in thousands):

                                                          Less Than       1 - 3         3 - 5       More than
                                             Total          1 Year        Years         Years        5 Years
                                          -----------     -----------   ----------    -----------   -----------
      Contractual obligations:
      Long-term debt obligations             $58,832        $  5,036       $10,046     $  8,750       $35,000
      Operating lease obligations             22,577           5,035         5,411        2,548         9,583
      Purchase commitments                     4,500           4,500             -            -             -
      Other long-term liabilities                269              79           190            -             -
                                           -----------     -----------   ----------    -----------   ----------
          Total                              $86,178         $14,650       $15,647      $11,298       $44,583
                                           ===========     ===========   ==========    ===========   ==========

         The Company's off-balance sheet contractual obligations and commercial commitments as of July 3, 2004 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

        The following table summarizes the Company's other commercial commitments, including both on- and off-balance sheet arrangements at July 3, 2004.

Other commercial commitments:
Standby letters of credit	$13,083
Total other commercial commitments:	$13,083

OFF BALANCE SHEET OBLIGATIONS

        Based upon the underlying purchase agreements, the Company has commitments to purchase $4.5 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 3, 2004. These purchase agreements are entered in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2004, in accordance with accounting principles generally accepted in the United States.

        Based upon the underlying lease agreements, the Company expects to pay approximately $5.0 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at July 3, 2004. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

NEW ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements were issued during the second quarter of Fiscal 2004.

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

        In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 7A of Part I of the Company’s annual report on Form 10-K for the year ended January 3, 2004, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, energy prices and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risks affecting the Company are exposures to changes in interest rates on debt and the price of natural gas used in the Company's plants. The Company has used interest rate and natural gas swaps to manage these related risks. The Company is not currently party to any interest rate swap agreements. The Company uses natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities.

        As of July 3, 2004, the Company had forward purchase agreements in place for purchases of approximately $0.9 million of natural gas for the month of July 2004.

         At July 3, 2004, the Company was party to natural gas swap agreements representing 90,000 mmbtu's of natural gas per month for the months of July, August, September and October 2004, with a NYMEX purchase price of approximately $6.48/mmbtu. At July 3, 2004, the fair value of the Company's positions in these swap agreements was a liability of $0.1 million. The Company has designated the natural gas swap agreements as cash flow hedges and such agreements quality for hedge accounting under SFAS 133.

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
FORM 10-Q FOR THE THREE MONTHS ENDED JULY 3, 2004

PART II: Other Information

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The matters voted upon at the annual meeting of stockholders held on May 18, 2004 were as follows:

        The election of six directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For	59,579,362	Against/Withheld	1,566,343
O. Thomas Albrecht
For	59,317,168	Against/Withheld	1,828,537
Kevin S. Flannery
For	59,599,885	Against/Withheld	1,545,820
Fredric J. Klink
For	56,432,083	Against/Withheld	4,713,622
Charles Macaluso
For	59,312,898	Against/Withheld	1,832,807
Richard A. Peterson
For	59,317,468	Against/Withheld	1,828,237

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1	Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation and Comerica Bank. (1)
10.2	Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.3	Trademark Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)

10.4	Patent Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.5	Copyright Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation. (1)
10.6	Pledge Agreement, dated as of April 2, 2004, among Darling International Inc. and General Electric Capital Corporation. (1)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John O. Muse, the Chief Financial Officer of the Company.

                   (1)   Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 7, 2004.

(b)	Reports on Form 8-K Current report on Form 8-K filed on April 7, 2004. Current report on Form 8-K (Items 7 and 12) filed on May 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: August 16, 2004	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: August 16, 2004	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)