Form 10-Q
period 2004-10-02
DARLING INTERNATIONAL INC
filed 2004-11-15
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 2, 2004

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

(972) 717-0300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /   /             No    /X/

There were 63,918,346 shares of common stock, $0.01 par value, outstanding at November 10, 2004.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	31
Signatures	32

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 2, 2004 and January 3, 2004
(in thousands, except shares and per share data)

                                                                      October 2,    January 3,
                                                                           2004          2004
                                                                     -----------   -----------
ASSETS                                                               (unaudited)
------
Current assets:
     Cash and cash equivalents .....................................    $ 41,191     $ 25,383
     Accounts receivable ...........................................      27,489       29,353
     Inventories ...................................................       8,053        7,837
     Prepaid expenses ..............................................       4,365        4,509
     Deferred income taxes .........................................       3,672        3,937
     Assets held for sale ..........................................         706        1,160
     Other .........................................................          25           16
                                                                        --------     --------
         Total current assets ......................................      85,501       72,195

Property, plant and equipment, less accumulated depreciation
   of $163,564 at October 2, 2004 and $161,051 at January 3, 2004 ..      72,514       73,274
Collection routes and contracts, less accumulated amortization of
   $28,208 at October 2, 2004 and $28,118 at January 3, 2004 .......      16,534       19,458
Goodwill, less accumulated amortization of $1,077 at October 2, 2004
   and January 3, 2004 .............................................       4,429        4,429
Deferred loan costs ................................................       3,779        2,986
Other assets .......................................................       3,032        2,307
                                                                        --------     --------
                                                                        $185,789     $174,649
                                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt .............................    $  5,030     $  7,489
     Accounts payable, principally trade ...........................       9,391        9,059
     Accrued expenses ..............................................      29,453       24,132
     Accrued interest ..............................................         215          326
                                                                        --------     --------
         Total current liabilities .................................      44,089       41,006

Long-term debt, net ................................................      51,288       48,188
Other non-current liabilities ......................................      17,074       16,083
Deferred income taxes ..............................................       4,948        4,878
Redeemable preferred stock,  $0.01 par value, 1,000,000 shares
   authorized, 100,000 shares outstanding at January 3, 2004 .......           -        9,212
                                                                        --------     --------
         Total liabilities .........................................     117,399      119,367
                                                                        --------     --------
Stockholders' equity:
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        63,918,346 and 63,654,240 shares issued and outstanding at
        October 2, 2004 and at January 3, 2004, respectively .......         639          637
     Additional paid-in capital ....................................      77,328       77,179
     Treasury stock, at cost;  21,000 shares at October 2, 2004 and
          January 3, 2004 ..........................................        (172)        (172)
     Accumulated other comprehensive loss ..........................      (5,202)      (5,176)
     Accumulated deficit ...........................................      (4,203)     (17,186)
                                                                        --------     --------
         Total stockholders' equity ................................      68,390       55,282
                                                                        --------     --------
Commitments and contingencies
                                                                        $185,789     $174,649
                                                                        ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended October 2, 2004 and September 27, 2003
(in thousands, except per share data)
(unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                    ------------------------   ------------------------
                                                    October 2,  September 27,  October 2, September 27,
                                                        2004         2003        2004         2003
                                                    ---------   ------------   ---------  ------------

Net sales .......................................     $80,174      $80,723     $249,407     $227,910

Costs and expenses:
     Cost of sales and operating expenses .......      57,966       62,839      183,494      173,922
     Selling, general and administrative expenses       9,226        8,570       27,419       25,969
     Depreciation and amortization ..............       3,559        3,678       11,305       10,958
                                                      --------     --------    ---------    ---------
        Total costs and expenses ................      70,751       75,087      222,218      210,849
                                                      --------     --------    ---------    ---------
        Operating income ........................       9,423        5,636       27,189       17,061
                                                      --------     --------    ---------    ---------
Other expense:
     Interest expense ...........................      (1,664)        (716)      (5,224)      (1,627)
     Other, net .................................         (53)        (140)        (392)         (10)
                                                      --------     --------    ---------    ---------
         Total other expense ....................      (1,717)        (856)      (5,616)      (1,637)
                                                      --------     --------    ---------    ---------

Income before income taxes ......................       7,706        4,780       21,573       15,424
Income taxes ....................................      (3,124)      (2,052)      (8,590)      (6,097)
                                                      --------     --------    ---------    ---------
Net income ......................................       4,582        2,728       12,983        9,327
     Preferred dividends and accretion ..........           -            -            -         (697)
                                                      --------     --------    ---------    ---------
     Net income applicable to common shareholders     $ 4,582      $ 2,728     $ 12,983     $  8,630
                                                      ========     ========    =========    =========
Basic and diluted income per share: .............      $ 0.07       $ 0.04       $ 0.20      $  0.14
                                                      ========     ========    =========    =========

      The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 2, 2004 and September 27, 2003
(in thousands)
(unaudited)

                                                                              Nine Months Ended
                                                                         --------------------------
                                                                          October 2,   September 27,
                                                                             2004          2003
                                                                         -----------   ------------
Cash flows from operating activities:
     Net income .......................................................     $12,983      $ 9,327
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization .................................      11,305       10,958
        Gain on disposal of property, plant, equipment and other assets        (315)         (52)
        Gain on early extinguishment of debt ..........................      (1,306)        (555)
        Preferred stock dividend and discount accretion ...............           -          252
        Loss on early redemption of preferred stock ...................       1,678            -
        Deferred taxes ................................................         335            -
        Changes in operating assets and liabilities:
         Accounts receivable ..........................................       1,864       (5,398)
         Inventories and prepaid expenses .............................         (72)      (1,695)
         Accounts payable and accrued expenses ........................       5,763        1,762
         Accrued interest .............................................        (111)         (50)
         Other ........................................................       1,650          493
                                                                            --------     --------
             Net cash provided by operating activities ................      33,774       15,042
                                                                            --------     --------
Cash flows from investing activities:
     Capital expenditures .............................................      (7,698)      (7,823)
     Business acquisitions ............................................           -       (1,131)
     Gross proceeds from disposal of property, plant and equipment
        and other assets ..............................................         450           75
                                                                            --------     --------
              Net cash used by investing activities ...................      (7,248)      (8,879)
                                                                            --------     --------
Cash flows from financing activities:
     Proceeds from debt ...............................................      92,302      157,486
     Payments on debt .................................................     (89,594)    (164,459)
     Deferred loan costs ..............................................      (2,228)           -
     Redemption of preferred stock ....................................     (10,000)           -
     Payment of preferred dividends ...................................      (1,240)           -
     Contract payments ................................................        (110)        (268)
     Issuance of common stock .........................................         152        1,316
                                                                            --------     --------
              Net cash used by financing activities ...................     (10,718)      (5,925)
                                                                            --------     --------

Net increase in cash and cash equivalents .............................      15,808          238
Cash and cash equivalents at beginning of period ......................      25,383       15,537
                                                                            --------     --------
Cash and cash equivalents at end of period ............................     $41,191      $15,775
                                                                            ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .....................................................     $ 4,443        3,661
                                                                            ========     ========
         Income taxes, net of refunds .................................     $ 5,539      $   619
                                                                            ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 2, 2004
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month and nine month periods ended October 2, 2004 and September 27, 2003 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of October 2, 2004, and include the 13 and 39 weeks ended October 2, 2004, and the 13 and 39 weeks ended September 27, 2003.

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

                                                   Net Income Per Common Share (in thousands, except per share data)
                                               -----------------------------------------------------------------------
                                                                          Three Months Ended
                                               -----------------------------------------------------------------------
                                                            October 2,                          September 27,
                                                              2004                                  2003
                                               ---------------------------------    ----------------------------------
                                                Income      Shares    Per Share      Income      Shares     Per Share
                                               ---------- --------- ------------    ---------   ---------   ----------

Net income                                      $4,582     63,890        $0.07       $2,728       62,409      $0.04

Basic:
Income available to common shareholders          4,582     63,890         0.07        2,728       62,409       0.04

Effect of dilutive securities:
Add: Option shares in the money                             1,115                                  1,625
Less: Pro forma treasury shares                              (440)                                  (712)
                                                           ------                                -------

Diluted:
Income available to common shareholders         $4,582     64,565        $0.07       $2,728       63,322      $0.04
                                               -------    -------       -------      -------      -------     -----

                                                -----------------------------------------------------------------------
                                                                          Nine Months Ended
                                               -----------------------------------------------------------------------
                                                            October 2,                          September 27,
                                                              2004                                  2003
                                               ---------------------------------    ----------------------------------
                                                Income      Shares    Per Share      Income      Shares     Per Share
                                               ---------- --------- ------------    ---------   ---------  ----------

Net income                                     $12,983     63,821        $0.20       $9,327       62,326      $0.15
Less: Preferred dividends and accretion              -                       -         (697)                  (0.01)
                                               -------     ------       ------      --------     -------      -----

Basic:
Income available to common shareholders         12,983     63,821         0.20        8,630       62,326       0.14

Effect of dilutive securities:
Add: Option shares in the money                             1,041                                  1,625
Less: Pro forma treasury shares                              (443)                                  (793)
                                                           ------                                --------

Diluted:
Income available to common shareholders        $12,983     64,419        $0.20       $8,630       63,158      $0.14
                                               -------    -------       -------     --------     --------     -----
For the nine months ended October 2, 2004 and September 27, 2003, respectively, 81,000 and 981,430 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

The following table illustrates the pro forma effect on net income and income per share if the fair value-based method had been applied to all outstanding and invested awards in each period.

	Three Months Ended
	October 2, 2004		September 27, 2003
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$4,582	$0.07	$2,728	$ 0.04
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(206)	-	(222)	-
Pro forma effect	$4,376	$0.07	$2,506	$0.04

	Nine Months Ended
	October 2, 2004		September 27, 2003
	amount	per share	amount	per share
Reported net income applicable to common shareholders	$12,983	$0.20	$8,630	$ 0.14
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(379)	-	(411)	(0.01)
Pro forma effect	$12,604	$0.20	$8,219	$0.13

(3)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At October 2, 2004 and January 3, 2004, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $14.2 million and $12.4 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)	Business Segments

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. During the first quarter of Fiscal 2004, the Company increased the allocation of plant selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of $0.5 million and $1.8 million of expense allocated to this segment during the third quarter and first nine months of Fiscal 2004, respectively.

During the third quarter of Fiscal 2004, the Company concluded a settlement with certain past insurers on certain policies of insurance issued primarily before 1972, whereby the Company received a cash payment of approximately $2.8 million in return for an executed Settlement Agreement and Release in which the Company released the participating insurers from all actual and potential claims and liability under the subject insurance policies. The Company recorded receipt of the payment as a credit (recovery) of claims expense and previous insurance premiums included in cost of sales, within the Corporate segment.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Rendering

Rendering consists of the collection and processing of animal by-products from butcher shops, grocery stores, food service industry and independent meat and poultry processors, converting these into products such as useable oils and proteins utilized by the agricultural and oleochemical industries.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing and equipment sales.

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Rendering:
Trade	$51,697	$51,967	$159,915	$149,448
Intersegment	6,959	8,113	20,484	20,988
	58,656	60,080	180,399	170,436
Restaurant Services:
Trade	28,477	28,756	89,492	78,462
Intersegment	2,901	3,720	8,838	10,861
	31,378	32,476	98,330	89,323
Eliminations	(9,860)	(11,833)	(29,322)	(31,849)
Total	$80,174	$80,723	$249,407	$227,910

Business Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Rendering	$7,858	$5,269	$24,987	$16,005
Restaurant Services	4,686	5,586	17,392	17,404
Corporate	(6,298)	(7,411)	(24,172)	(22,455)
Interest Expense	(1,664)	(716)	(5,224)	(1,627)
Net Income	$4,582	$2,728	$12,983	$9,327

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category called Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon management’s estimate of the percentage of corresponding activity attributed to each segment.

Business Segment Assets (in thousands):

	October 2, 2004	January 3, 2004
Rendering	$ 47,284	$ 52,931
Restaurant Services	16,563	13,853
Combined Rendering/Restaurant Services	64,277	67,291
Corporate	57,665	40,574
Total	$185,789	$174,649

(5)	Income Taxes

The Company has provided income taxes for the three-month and nine-month periods ended October 2, 2004, based on its estimate of the effective tax rate for the entire 2004 fiscal year.

In determining whether its deferred tax assets are more likely to be recoverable, than not recoverable, the Company assessed its ability to carryback net operating losses, scheduled reversals of future taxable and deductible amounts, tax planning strategies, and the extent of evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses and recent favorable operating results do not provide sufficient historical evidence at this time of sustained future profitability sufficient to result in taxable income against which certain net operating losses can be carried forward and utilized.

(6)	Financing

(a)	Refinancing - Senior Credit Agreement

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At October 2, 2004, the interest rate for the $21.25 million balance of the term loan was based upon a three-month LIBOR rate of 1.63% per annum, plus a margin of 2.75% per annum for a total of 4.38% per annum.

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

On December 31, 2003, the Company issued Senior Subordinated Notes in the principal amount of $35,000,000 and applied the net proceeds of such issuance to reduce the outstanding term loan portion of its prior Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Interest accrues on the outstanding principal balance of the Senior Subordinated Notes at an annual rate of 12% that is payable quarterly in arrears. Restrictive covenants in the Senior Subordinated Notes permit the Company, within limitations defined in the Senior Subordinated Notes, to incur additional indebtedness and to pay cash dividends.

The Company’s new Senior Credit Agreement, Senior Subordinated Notes, and prior Amended and Restated Credit Agreement consisted of the following elements at October 2, 2004 and January 3, 2004, respectively (in thousands):

                                                             October 2,        January 3,
                                                                2004              2004
                                                            -----------      ------------
            Senior Credit Agreement:
                 Term Loan                                   $  21,250                -
                                                             =========        =========
                 Revolving Credit Facility:
                     Maximum availability                    $  50,000                -
                     Borrowings outstanding                          -                -
                     Letters of credit issued                   13,700                -
                                                             ---------        ---------
                     Availability                            $  36,300                -
                                                             =========        =========

            Senior Subordinated Notes Payable:               $  35,000        $  35,000
                                                             =========        =========

            Prior Amended and Restated Credit Agreement:
                 Term Loan:
                     Contractual amount                              -          $18,266
                     SFAS 15 effect                                  -            2,303
                                                             ---------        ---------
                     Carrying amount                                 -          $20,569
                                                             =========        =========

                 Revolving Credit Facility:
                     Maximum availability                            -          $17,337
                     Borrowings outstanding                          -                -
                     Letters of credit issued                        -           10,450
                                                             ---------        ---------
                     Availability                                    -         $  6,887
                                                             =========        =========

Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and requires the maintenance of certain minimum financial ratios. At October 2, 2004, the Company had unrestricted cash of $37.8 million, compared to unrestricted cash of $24.8 million at January 3, 2004.

(7)	Derivative Instrumenets

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

Through October 2, 2004, the Company had forward purchase agreements in place for purchases of approximately $2.4 million of natural gas. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements, during Fiscal 2003 and the first nine months of Fiscal 2004. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. Total comprehensive income for the nine months ended October 2, 2004, and September 27, 2003, were $13.0 million and $9.3 million, respectively.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	Assets Held for Sale Assets held for sale consist of the following (in thousands):
	October 2, 2004	January 3, 2004
Petaluma, CA	$ 497	$ 497
Tyler, TX	183	183
London, Ontario Canada	26	-
Billings, MT	-	421
Oklahoma City, OK	-	59
	$706	$1,160

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next twelve months. These assets were previously utilized in rendering operations. The Billings, MT location was reclassified to operating property, plant and equipment and prepaid costs of sale during the second quarter of Fiscal 2004 because the sale of the asset is not expected to occur within the next twelve months. The Company signed a letter of intent to sell its transfer station at London, Ontario, Canada, during the second quarter of Fiscal 2004. The Company was not able to consummate an agreement for the sale with the potential buyer on terms acceptable to both parties. The Company is currently evaluating its options with respect to the future of the London site. From time to time, the Company receives offers from prospective buyers of Company assets. Until the offers meet criteria established by the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the assets remain classified as property, plant and equipment. The Company’s Oklahoma City, OK site was sold during the first quarter of Fiscal 2004.

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

Net pension cost for the nine months ended October 2, 2004 and September 27, 2003 includes the following components (in thousands):

	October 2, 2004	September 27, 2003
Service cost	$ 1,314	$ 1,074
Interest cost	2,989	2,868
Expected return on plan assets	(3,029)	(2,778)
Amortization of prior service cost	104	96
Amortization of net (gain) loss	652	497
Net pension cost	$2,030	$1,757

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company contributed $0.5 million to its pension plan in the second quarter of Fiscal 2004 in order to meet minimum funding requirements, which reduced current accrued expenses on the Company’s balance sheet at October 2, 2004. The Company made a voluntary contribution of $0.8 million during the third quarter of Fiscal 2004.

Item 2.         MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        Darling International Inc. is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company processes such raw materials at 24 facilities located throughout the United States, into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are organized into two segments: rendering and restaurant services. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004.

        Major challenges faced by the Company during the third quarter of Fiscal 2004 included a reduction in raw material supplies as a result of negative cattle slaughter margins and the continued lack of exports for finished meat products and their by-products due to the occurrence of a single case of bovine spongiform encephalopathy (“BSE”) or “mad cow disease” in the United States at the end of Fiscal 2003 and a single case of BSE in Canada in late spring of Fiscal 2003. Finished product prices, although higher than the same period a year ago, continued to erode during the quarter, pending expectations of the largest soybean crop and corn crop in U.S. history, which are sources of competing products to the Company’s finished products. Natural gas prices and diesel fuel prices continued to escalate during the quarter. The Company continued work on compliance with the new requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002, which required the Company to incur additional costs.

        During the third quarter of Fiscal 2004, mild summer weather reduced the volume of the typical seasonal quality downgrades of tallow to yellow grease. Tallow is normally sold by the Rendering segment, while yellow grease is normally sold by the Restaurant Services segment. This resulted in lower volume sales of yellow grease in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003. Also in the third quarter of Fiscal 2004 compared to the same period a year earlier, sales prices of yellow grease in the Company’s coastal markets experienced reduced price levels compared to the Illinois markets quoted on the Jacobsen index, primarily due to reduced exports.

        The Company, however, did reach a settlement with past insurers whereby, in exchange for releasing all actual and potential claims and liability under the subject insurance policies, the Company received a cash payment. The effects of these challenges during the third quarter and year-to-date Fiscal 2004 are summarized in the sections which follow.

        While operating income increased by $3.8 million in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003, these challenges indicate there can be no assurance that operating results achieved by the Company in the third quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Third Quarter of 2004

  Overall, the Company enjoyed higher commodity prices for its finished products. This, however, was nearly offset by lower volumes of raw material, primarily in red meat, as a result of difficult market conditions within the meat processing industry. Cattle slaughter margins remained negative throughout the quarter and ultimately forced one of the Company’s suppliers to close its operations indefinitely. While the Company cannot predict when this situation will improve, it does not believe that it will materially impact on-going operations.

  During the third quarter of Fiscal 2004, the Company concluded a settlement with certain past insurers on certain policies of insurance issued primarily before 1972, whereby the Company received a cash payment of approximately $2.8 million in return for an executed Settlement Agreement and Release in which the Company released the participating insurers from all actual and potential claims and liability under the subject insurance policies. The Company recorded receipt of the payment as a credit (recovery) of claims expense and previous insurance premiums included in cost of sales, within the corporate segment.

  Higher contract labor expense and audit fees were incurred during the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003 as a result of the Company’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These expenses relate to the Company’s documentation and evaluation of its system of internal controls in accordance with the requirements of the Act.

  High historical energy prices for both natural gas and diesel fuel were experienced in the third quarter of Fiscal 2004, though average natural gas expense incurred during the third quarter of 2004 was lower than the third quarter of 2003. Management believes that high prices were due in part to fears of potential natural gas shortages and from fears of potential crude oil shortages resulting from war in Iraq and ongoing strife in the Middle East. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, in order to purchase natural gas for future months when prices are relatively favorable. The Company also possesses the capability to produce energy by utilizing yellow grease as a boiler fuel. When economics favor this method, the Company has flexibility in switching several plants to this energy source. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

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

      On July 14, 2004, the FDA announced regulations prohibiting SRM and downer or dead cattle from human food, dietary supplements and cosmetics regulated by the FDA and proposed recordkeeping requirements to aid enforcement activities. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. The Company is in compliance with these standards on BFT sold for export. In addition, management has taken the necessary steps to ensure that the Company will comply with these new requirements for domestic sales within the time period prescribed by the regulation.

      Also on July 14, 2004, agencies within the USDA and FDA jointly requested public comment on possible actions to further mitigate the risk of BSE. In addition to seeking input on intended modifications to the feed rule (21 CFR 589.2000) proposed by the FDA in January, the agencies requested comment on regulations that would: 1) prohibit material derived from SRM and dead or downer cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking to which the Company, among others, responded in comments submitted to the dockets. No new regulations affecting animal feed or modifying the feed rule (21 CFR 589.2000) have been issued to date. This situation will likely continue to be fluid into 2005. Management is developing contingency plans to address any new regulations that might be proposed, introduced or implemented, and will continue to closely monitor this and other regulatory issues.

    As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including MBM. As of November 10, 2004, many foreign countries continued to refuse shipments of U.S. produced MBM. Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

  Expenses related to compliance with requirements of the Sarbanes-Oxley Act of 2002 are expected to remain high throughout 2004 and thereafter. Upon completion of initial efforts to document the Company’s system of internal controls, the Company expects recurring costs of testing and auditing of the system, as required by the Act.

  Energy prices for natural gas and diesel fuel are expected to remain high throughout 2004 and thereafter. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remain relatively high in 2004 and represent an ongoing challenge to the Company’s operating results for future periods.

These challenges indicate there can be no assurance that operating results of the Company achieved in the third quarter of Fiscal 2004 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

Summary of Key Factors Impacting Third Quarter 2004 Results:

        Principal factors which contributed to a $3.8 million (67.9%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product prices
  Insurance settlement with certain of the Company's past insurers
  Improved recovery of collection expenses

        These increases were partially offset by:

  Lower raw material volumes
  Higher raw material prices
  Higher contract labor and audit fees related to Sarbanes-Oxley Act compliance
  Higher diesel fuel expenses

Summary of Key Indicators of 2004 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices (quoted on the Jacobsen index)
  Raw material volume
  Production volume and related yield of finished product
  Collection fees and collection operating expense

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different indexes. During the third quarter of Fiscal 2004, sales prices of yellow grease in the Company’s coastal markets experienced reduced price levels compared to the Illinois markets quoted on the Jacobsen index, primarily due to reduced exports, compared to the third quarter of Fiscal 2003. Average Jacobsen prices (at the specified delivery point) for the third quarter of Fiscal 2004 compared to average Jacobsen prices for the third quarter of Fiscal 2003 follow:

	Avg. Price 3rd Quarter 2004	Avg. Price 3rd Quarter 2003	Increase	% Increase
MBM (Illinois)	$202.97 /ton	$192.01 /ton	$10.96 /ton	5.7%
BFT (Chicago)	$ 17.83 /cwt	$ 16.86 /cwt	$ 0.97 /cwt	5.8%
YG (Illinois)	$ 15.55 /cwt	$ 12.01 /cwt	$ 3.54 /cwt	29.5%

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

        Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. During the third quarter of Fiscal 2004, mild summer weather reduced the volume of the typical seasonal quality downgrades of tallow to yellow grease. This resulted in lower volume sales of yellow grease in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003.

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

        Net Sales. The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of MBM, BFT, and YG. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute approximately 13.3% of total sales.

        During the third quarter of Fiscal 2004, net sales decreased by $0.5 million (0.6%) to $80.2 million as compared to $80.7 million during the third quarter of Fiscal 2003. The decrease in net sales was primarily due to the following (in millions of dollars):

- Lower raw material volume	$(3.5)
- Lower finished product purchased for resale	(1.7)
- Lower yield on production	(0.3)
- Other sales decreases	(0.2)

        These decreases were partially offset by:

- Higher finished goods prices	4.4
- Improved recovery of collection expenses	0.8
$(0.5)

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

        During the third quarter of Fiscal 2004, cost of sales and operating expenses decreased $4.8 million (7.6%) to $58.0 million as compared to $62.8 million during the third quarter of Fiscal 2003. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Settlement with past insurers	$ (2.8)
- Lower purchases of finished product for resale	(1.7)
- Lower raw material volume	(0.9)
- Lower hauling expenses	(0.4)

        These decreases were partially offset by:

- Higher raw material prices	0.3
- Higher gas, diesel fuel and oil expense	0.3
- Other expense increases	0.4
$(4.8)

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $9.2 million during the third quarter of Fiscal 2004, a $0.6 million increase (7.0%) from $8.6 million during the third quarter of Fiscal 2003, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits	$ 0.7
- Higher contract labor and audit fees expense related to Sarbanes-Oxley Act compliance	0.4

        These increases were partially offset by:

- Lower legal expense	(0.2)
- Other expense decreases	(0.3)
$(0.6)

        Depreciation and Amortization.    Depreciation and amortization charges decreased $0.1 million (2.7%) to $3.6 million during the third quarter of Fiscal 2004 as compared to $3.7 million during the first quarter of Fiscal 2003.

        Interest Expense.    Interest expense was $1.7 million during the third quarter of Fiscal 2004 compared to $0.7 million during the third quarter of Fiscal 2003, an increase of $1.0 million, primarily due the following (in millions of dollars):

- Reduced amortization of SFAS 15 effect increased interest expense	$ 0.7
- Interest expense on the contractual amount of debt increased	0.5
- Other increases	0.1

        These increases were partially offset by:

- Preferred stock dividends and accretion decreased interest expense resulting from adoption of SFAS 150 in the third quarter of Fiscal 2003	(0.3)
$ 1.0

        Other Income/Expense.    Other expense was $0.1 million in the third quarter of Fiscal 2004, nearly unchanged from other expense of $0.1 million in the third quarter of Fiscal 2003.

        Income Taxes.     The Company recorded income tax expense of $3.1 million for the third quarter of Fiscal 2004, compared to income tax expense of $2.1 million recorded in the third quarter of Fiscal 2003, an increase of $1.0 million (47.6%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2004. The estimated combined effective annual tax rate for state and Federal income taxes for Fiscal 2004 is approximately 39.9% and for Fiscal 2003 is approximately 36.9%.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

Summary of Key Factors Impacting the First Nine Months of Fiscal 2004 Results:

        Principal factors which contributed to a $10.1 million (59.1%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher finished product sales prices
  Improved recovery of collection expenses
  Insurance settlement with certain of the Company’s past insurers

        These increases were partially offset by:

  Higher raw material prices
  Lower raw material volume
  Higher payroll and related benefit expense
  Higher diesel fuel expenses
  Higher contract labor and audit fees related to Sarbanes-Oxley Act compliance

Summary of Key Indicators of 2004 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices (quoted on the Jacobsen index)
  Raw material volume
  Production volume and related yield of finished product
  Collection fees and collection operating expense

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different indexes. Average Jacobsen prices (at the specified delivery point) for the first nine months of Fiscal 2004 compared to average Jacobsen prices for the first nine months of Fiscal 2003 follow:

	Avg. Price Nine Months 2004	Avg. Price Nine Months 2003	Increase	% Increase
MBM (Illinois)	$205.76 /ton	$177.62 /ton	$28.14 /ton	15.8%
BFT (Chicago)	$ 18.72 /cwt	$ 16.69 /cwt	$ 2.03 /cwt	12.2%
YG (Illinois)	$ 15.68 /cwt	$ 12.74 /cwt	$ 2.94 /cwt	23.1%

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

        Net Sales. The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of MBM, BFT and YG. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale, which constitute approximately 12.5% of total sales.

        During the first nine months of Fiscal 2004, net sales increased by $21.5 million (9.4%) to $249.4 million as compared to $227.9 million during the first nine months of Fiscal 2003. The increase in net sales was primarily due to the following (in millions of dollars):

- Higher finished goods pricess	$21.3
- Improved recovery of collection expenses	2.8
- Higher sales of finished product purchased for resale	1.8

        These increases were partially offset by:

- Lower raw material volume	(2.6)
- Lower hide sales	(1.0)
- Other sales decreases	(0.8)
$21.5

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

        During the first nine months of Fiscal 2004, cost of sales and operating expenses increased $9.6 million (5.5%) to $183.5 million as compared to $173.9 million during the first nine months of Fiscal 2003. Included in operating expenses during the first nine months of Fiscal 2004 are incremental labor and freight costs of transferring finished product from cities with lower MBM prices to cities with higher MBM prices incurred earlier in 2004. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

- Higher raw material prices	$ 9.3
- Higher purchases of finished product for resale	1.8
- Higher payroll and related benefits	1.7
- Higher gas, diesel fuel and oil expense	0.9

        These increases were partially offset by:

- Settlement with past insurers	(2.8)
- Lower contract hauling expenses	(0.8)
- Other expense decreases	(0.5)
$ 9.6

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $27.4 million during the first nine months of Fiscal 2004, a $1.4 million increase (5.4%) from $26.0 million during the first nine months of Fiscal 2003, primarily due to the following (in millions of dollars):

- Higher payroll and related benefits expense	$ 1.7
- Contract labor and audit fees related to Sarbanes-Oxley Act compliance	0.7

        These increases were partially offset by:

- Lower legal fees	(0.5)
- Lower telephone expense	(0.2)
- Other expense decreases	(0.3)
$ 1.4

        Depreciation and Amortization.    Depreciation and amortization charges increased $0.3 million (2.7%) to $11.3 million during the first nine months of Fiscal 2004 as compared to $11.0 million during the first nine months of Fiscal 2003, primarily due to impairment recorded in the second quarter of Fiscal 2004 on various property and equipment of $0.3 million.

        Interest Expense.    Interest expense was $5.2 million during the first nine months of Fiscal 2004 compared to $1.6 million during the first nine months of Fiscal 2003, an increase of $3.6 million, primarily due to reduced amortization of SFAS 15 effect related to the prior Amended and Restated Credit Agreement of May 2002, interest expense on the Company’s Senior Subordinated Notes with an outstanding balance of $35.0 million which bears interest at a fixed rate of 12.0% per annum, and inclusion of preferred stock dividends and accretion in interest expense as a result of the adoption of SFAS 150 in the third quarter of Fiscal 2003. The increase in interest expense was primarily due to the following (in millions of dollars):

- Reduced amortization of SFAS 15 effect increased interest expense	$ 2.2
- Interest expense on the contractual amount of debt increased	1.2
- Preferred stock dividends and accretion increased interest expense, resulting from adoption of SFAS 150 in the third quarter of Fiscal 2003	0.1
- Other increases, primarily fees for letters of credit	0.1
$ 3.6

        Other Income/Expense.    Other expense was $0.4 million in the first nine months of Fiscal 2004, an $0.4 million increase in expense from other expense of less than $0.1 million in first nine months of Fiscal 2003. The increase in other expense in the first nine months of Fiscal 2004 is primarily due to the following (in millions of dollars):

- Loss on early redemption of preferred stock	$ 1.7

        This increase was partially offset by:

- Increase in gain on extinguishment of bank debt	(0.7)
- Increase in gain on disposal of assets	(0.3)
- Other income increase	(0.3)
$ 0.4

        The Company’s new Senior Credit Agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company incurred a loss of approximately $1.7 million which is included in other expense in the first nine months of Fiscal 2004 on the early redemption of the preferred stock. The Company expects that early redemption of the preferred stock will generate incremental savings on interest expense.

        Gain on extinguishment of debt in the first nine months of Fiscal 2004 was $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million extinguished by a cash payment of $18.0 million, reduced by related deferred loan costs of $0.8 million, also extinguished upon payment of the debt. Also included in other income in the first nine months of Fiscal 2004 is gain on the sale of property and equipment of approximately $0.3 million, which includes the sale of the Company’s land in Oklahoma City, OK. Included in other income in the first nine months of Fiscal 2003 was a gain on extinguishment of debt of $0.6 million, which resulted from retirement of debt with a carrying value of $4.9 million with a cash payment of $4.1 million due to SFAS 15 accounting, reduced by related deferred loan costs of $0.2 million.

        Income Taxes.    The Company recorded income tax expense of $8.6 million for the first nine months of Fiscal 2004, compared to income tax expense of $6.1 million recorded in the first nine months of Fiscal 2003, an increase of $2.5 million (41.0%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2004 and the loss on early redemption of preferred stock of $1.7 million which is non-deductible for tax purposes, but is treated as a return of equity to preferred shareholders, creating an incremental tax effect of approximately $0.6 million. The estimated combined effective annual tax rate for state and Federal income taxes for Fiscal 2004 is approximately 39.9% and for Fiscal 2003 is approximately 36.9%.

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

  Restrictive covenants in the Company’s new Senior Credit Agreement permit the Company, within limitations defined in the new Senior Credit Agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments; and require the maintenance of certain minimum financial ratios.

        On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35.0 million and applied the net proceeds to the reduction of the outstanding term loan of its then outstanding prior Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Interest accrues on the outstanding principal balance of the Senior Subordinated Notes at an annual rate of 12%, payable quarterly in arrears. Restrictive covenants in the Senior Subordinated Notes permit the Company, within limitations defined in the Senior Subordinated Notes, to incur additional indebtedness and to pay cash dividends.

        The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at October 2, 2004 (in thousands):

Senior Credit Agreement:
Term Loan:	$ 21,250
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	-
Letters of credit issued	13,700
Availability	$ 36,300
Senior Subordinated Notes Payable:	$35,000

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

        The classification of long-term debt in the accompanying October 2, 2004 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Debt and the new Senior Credit Agreement pursuant to the refinancing.

        On October 2, 2004, the Company had working capital of $41.4 million and its working capital ratio was 1.94 to 1 compared to working capital of $31.2 million and a working capital ratio of 1.76 to 1 on January 3, 2004. At October 2, 2004, the Company had unrestricted cash of $37.8 million and funds available under the revolving credit facility of $36.3 million, compared to unrestricted cash of $24.8 million and funds available under the revolving credit facility of $6.9 million at January 3, 2004.

        Net cash provided by operating activities was $33.8 million and $15.0 million for the nine months ended October 2, 2004 and September 27, 2003, respectively, an increase of $18.8 million, primarily due to increases in accounts receivable, inventory and prepaid expense in Fiscal 2003 and reductions in accounts receivable and prepaid expense in Fiscal 2004. Cash used by investing activities was $7.2 million for the first nine months of Fiscal 2004, compared to $8.9 million for the first nine months of Fiscal 2003, a decrease of $1.7 million, primarily due to lower capital investment in Fiscal 2004. Net cash used by financing activities was $10.7 million for the nine months ended October 2, 2004, compared to cash used of $5.9 million for the nine months ended September 27, 2003, an increase of cash used of $4.8 million, principally due to redemption of the Company’s preferred stock and payment of cumulative dividends in Fiscal 2004, net of proceeds of the Company’s new Senior Credit Agreement.

        The Company made capital expenditures of $7.7 million during the first nine months of Fiscal 2004, compared to capital expenditures of $7.8 million and acquisitions of rendering and grease businesses for a net investment of approximately $1.1 million in Fiscal 2003, for a net decrease of $0.1 million primarily due to timing of planned capital investment between the two years. Capital expenditures related to compliance with environmental regulations were $0.9 million and $1.6 million for the nine months ended October 2, 2004 and September 27, 2003, respectively.

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

        Based upon the underlying terms of the new Senior Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at October 2, 2004, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter. The Company made a voluntary payment of an additional $1.25 million on the Term Loan during the third quarter of Fiscal 2004.

        Based upon the annual actuarial estimate, current accruals, and claims paid during the first nine months of Fiscal 2004, the Company has accrued approximately $6.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at October 2, 2004. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company paid approximately $0.5 million in order to meet minimum pension funding requirements during the second quarter of Fiscal 2004, which reduced current accrued compensation and benefit expenses at October 2, 2004. The Company made a voluntary contribution of $0.8 million during the third quarter of Fiscal 2004. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2004, unrestricted cash, and funds available under the new Senior Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next twelve months. The impact on cash flows from operations in Fiscal 2004 of the occurrence of BSE in the United States, resulting regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could negatively impact the Company’s results of operations in 2004 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of Fiscal 2004 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at October 2, 2004 (in thousands):

                                                           Less Than       1 - 3         3 - 5       More than
                                              Total          1 Year        Years         Years        5 Years
                                            ---------     -----------    ---------    ---------     ----------
      Contractual obligations:
      Long-term debt obligations             $56,318         $ 5,030       $10,038      $ 6,250       $35,000
      Operating lease obligations             22,439           4,673         5,139        2,893         9,734
      Purchase commitments                     5,209           5,209             -            -             -
      Other long-term liabilities                271              76           189            6             -
                                             -------         -------       -------      -------       -------
          Total                              $84,237         $14,988       $15,366      $ 9,149       $44,734
                                             =======         =======       =======      =======       =======

         The Company's off-balance sheet contractual obligations and commercial commitments as of October 2, 2004 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

         The following table summarizes the Company's other commercial commitments, including both on- and off-balance sheet arrangements at October 2, 2004.

Other commercial commitments:
Standby letters of credit	$13,700
Total other commercial commitments:	$13,700

OFF BALANCE SHEET OBLIGATIONS

        Based upon the underlying purchase agreements, the Company has commitments to purchase $5.2 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 2, 2004. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2004, in accordance with accounting principles generally accepted in the United States.

        Based upon the underlying lease agreements, the Company expects to pay approximately $4.7 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at October 2, 2004. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

NEW ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements were issued during the third quarter of Fiscal 2004.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risks affecting the Company are exposures to changes in interest rates on debt and the price of natural gas used in the Company’s plants. The Company has used interest rate and natural gas swaps to manage these related risks. The Company is not currently party to any interest rate swap agreements. The Company uses natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities.

        As of October 2, 2004, the Company had forward purchase agreements in place for purchases of approximately $2.4 million of natural gas.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004

PART II: Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John O. Muse, the Chief Financial Officer of the Company.

(b)	Reports on Form 8-K Current report on Form 8-K (Items 7 and 12) filed on August 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.
Registrant

Date: November 15, 2004	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: November 15, 2004	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)