Form 10-K
period 2005-01-01
DARLING INTERNATIONAL INC
filed 2005-03-17
CIK 916540

As filed with the Securities and Exchange Commission on March 17, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January 1, 2005

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.        YES     / X /          NO    /   /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       / X /

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        YES     / X /          NO    /   /

        As of March 10, 2005, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $226,531,000 based upon the closing price of the common stock as reported on the American Stock Exchange ("AMEX") on that day. (In determining the market value of the Registrant's common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant's common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

        There were 63,902,866 shares of common stock, $0.01 par value, outstanding at March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant's 2005 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	75
Item 11.	EXECUTIVE COMPENSATION	75
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENET AND RELATED STOCKHOLDER MATTERS	75
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	75
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	75

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	76
	SIGNATURES	80

PART I

ITEM 1.         BUSINESS

GENERAL

        Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. ("Darling" or the "Company") was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc." On December 28, 1993, the Company changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc." The address of the Company's principal executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at such address is (972) 717-0300.

         Darling International Inc. is a leading provider of rendering, recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company processes such raw materials at 24 facilities located throughout the United States, into finished products such as protein (primarily meat and bone meal, "MBM"), tallow (primarily bleachable fancy tallow, "BFT"), and yellow grease ("YG"). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. In addition, the Company provides grease trap service to food service establishments under the name TORVAC. Grease trap service includes the scheduled periodic removal of grease and solids from the grease trap to ensure the trap functions as intended, keeping these materials from entering the sewer system. Many cities and municipalities have ordinances and/or regulations that require periodic grease trap service as part of restaurant operations.

        Commencing 1998, as part of an overall strategy to better commit financial resources, the Company's operations were organized into two segments. These are: 1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, offered to food service establishments and food processors. For the financial results of the Company's business segments, see Note 15 of Notes to Consolidated Financial Statements.

         The Company's net external sales from continuing operations by operating segment were as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
Continuing operations:
Rendering	$201,138	62.8%	$214,189	66.3%	$176,057	67.4%
Restaurant Services	119,091	37.2%	109,078	33.7%	85,002	32.6%
Total	$320,229	100.0%	$323,267	100.0%	$261,059	100.0%

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

PURCHASE AND COLLECTION OF RAW MATERIALS

        The Company operates a fleet of approximately 650 trucks and tractor-trailers to collect raw materials from approximately 83,500 food service establishments, butcher shops, grocery stores, and independent meat and poultry processors. The raw materials collected are manufactured into the finished products sold by the Company. The Company replaces or upgrades its vehicle fleet as needed to maintain efficient operations.

        Rendering materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company’s collection services, these operating facilities would be materially and adversely affected. The Company provides the remaining suppliers, primarily grocery stores and butcher shops with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location, and weather, among other factors.

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

        During the 2004 fiscal year, the Company’s largest single supplier accounted for approximately 6.5% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 30.0% of the total raw material processed by the Company. For a discussion of the Company’s competition for raw materials, see “Competition.” Many of the Company’s suppliers supply raw material under long-term supplier agreements. While the Company does not anticipate problems in the availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

RAW MATERIALS PRICING

        The Company has two primary pricing arrangements with its raw materials suppliers. Approximately 55% of the Company’s annual volume of raw materials is acquired on a “formula” basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under “non-formula” arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

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

FINISHED PRODUCTS

        The finished products that result from processing of animal by-products are oils, primarily BFT and YG, and MBM, a protein. Oils are used as ingredients in the production of pet food, animal feed and soaps. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Meals are used primarily as high protein additives in pet food and animal feed.

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

        The Company sells products to numerous foreign markets, including Asia, the Pacific Rim, North Africa, Mexico and South America. The Company has no material foreign operations, but exports a portion of its products to customers in various foreign counties. Total export sales were $78.6 million, $110.6 million and $89.5 million for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively. The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties. See Note 15 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by country.

        A case of bovine spongiform encephalopathy (“BSE”) was diagnosed in a cow in the State of Washington on December 23, 2003. Within days of the initial media reports of the case of BSE, many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. Despite the MBM market price fluctuations which occurred during late December 2003 and January 2004, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

        Finished products produced by the Company are distributed primarily by truck and rail from the Company’s plants shortly following production. While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks’ production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices. Other factors that influence competition, markets and the prices that the Company receives for its finished products include the quality of the Company’s finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company’s finished products.

COMPETITION

        Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors (rendering operations integrated with the meat or poultry packing operation). Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. The rendering and restaurant services industries are highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. Major competitors for the collection of raw material include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Service segments.

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

SEASONALITY

        The amount of raw materials made available to the Company by its suppliers is relatively stable on a weekly basis except for those weeks which include major holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating. Weather is also a factor. Extremely warm weather adversely affects the ability of the Company to make higher quality products because the raw material deteriorates more rapidly than in cooler weather, while extremely cold weather, in certain instances, can hinder the collection of raw materials. Weather can vary significantly from one year to the next and may impact comparability of operating results of the Company between periods.

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

EMPLOYEES AND LABOR RELATIONS

        As of January 1, 2005, the Company employed approximately 1,150 persons full-time. Approximately 47.4% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company’s relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

        The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are as follows:

  The Food and Drug Administration (“FDA”), which regulates food and feed safety. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 CFR 589.2000). The intent of this rule is to prevent further spread of BSE, commonly referred to as “mad cow disease.” Company management believes the Company is in compliance with the provisions of the rule. On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On July 14, 2004, the FDA requested public comment on their intended modifications to the feed rule as well as regulations that would: 1) prohibit material derived from specified risk materials (“SRM”) and dead or non-ambulatory cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking, to which the Company, among others, responded in comments submitted to the FDA. No new regulations affecting animal feed or modifying the feed rule have been issued to date. This situation will likely continue to be fluid into 2005. On January 26, 2004, the FDA announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Subsequently, on July 14, 2004, the FDA published regulations prohibiting: 1) SRM from human food and cosmetics; and 2) SRM and non-ambulatory or dead cattle from cosmetics. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food, supplements and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. On September 30, 2004, the FDA issued Guidance Document #174, which cited the agency’s statutory authority to consider animal feed and feed ingredients derived from a BSE-positive animal to be adulterated and prohibit the use of such adulterated material in animal feed.

  The The United States Department of Agriculture (“USDA”), which regulates collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of the Company’s activities:
        -    Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials, and
        -   Food Safety Inspection Service (“FSIS”) regulates sanitation and food safety programs.

  On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit non-ambulatory animals from entering the food chain, require removal of SRM at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

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

  The Securities and Exchange Commission ("SEC"), which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

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

        The Company makes available, free of charge, through its investor relations web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The address for the Company’s investor relations web site is http://www.darlingii.com/investors/investors.html.

ITEM 2.	PROPERTIES

        The Company’s corporate headquarters are located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas in an office facility, where the Company leases approximately 20,000 square feet.

        The Company’s 24 operating facilities consist of 18 full service rendering plants, 4 yellow grease/trap grease plants, 1 blending plant and 1 technical plant. Except for 4 leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 20 transfer stations in the United States that serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments

Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
St. Louis, MO	Rendering/Yellow Grease/Trap
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease

Rendering Business Segments
Omaha, NE	Rendering
Omaha, NE *	Blending
Omaha, NE	Technical Tallow

Restaurant Services Business Segments
Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL *	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
Tampa, FL	Yellow Grease/Trap

* Property is leased. Annual rent expense for these leased properties in the aggregate was $0.6 million in Fiscal 2004.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At January 1, 2005 and January 3, 2004, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $13.9 million and $12.4 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

No matters were submitted to a vote of security holders during the quarter ended January 1, 2005.

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

	Market Price
Fiscal Quarter	High	Low
2004:
First Quarter	$3.53	$2.56
Second Quarter	$4.50	$3.25
Third Quarter	$4.75	$3.87
Fourth Quarter	$4.39	$3.60
2003:
First Quarter	$2.25	$1.72
Second Quarter	$2.45	$1.72
Third Quarter	$2.98	$2.20
Fourth Quarter	$3.05	$2.51

        On March 10, 2005, the closing sales price of our common stock on the American Stock Exchange was $4.15. The Company has been notified by its stock transfer agent that as of March 10, 2005, there were 82 holders of record of the common stock.

        The Company has not paid any dividends on its common stock since January 3, 1989. The Company’s current financing arrangements permit the Company to pay cash dividends on its common stock within limitations defined in its credit agreement. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the Board of Directors determines are relevant.

EQUITY COMPENSATION PLANS

        The following table sets forth certain information as of January 1, 2005 with respect to our equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company’s security holders, and (ii) all compensation plans not previously approved by the Company’s security holders. The table includes:

  the number of securities to be issued upon the exercise of outstanding options;

  the weighted-average exercise price of the outstanding options; and

  the number of securities that remain available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,274,969 (1)	$2.18	221,727
Equity compensation plans not approved by security holders	-	-	-
Total	1,274,969	$2.18	221,727

(1)     Includes shares underlying options that may be issued pursuant to the 1994 Plan and the Non-Employee Director Stock Option Plan, both of which plans have been previously approved by the Company's stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 1, 2005, January 3, 2004, and December 28, 2002, and the related notes thereto.

                                              Fiscal 2004    Fiscal 2003   Fiscal 2002    Fiscal 2001    Fiscal 2000
                                              -----------    -----------   -----------    -----------    -----------
                                               Fifty-two     Fifty-three     Fifty-two     Fifty-two      Fifty-two
                                              Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended
                                              January 1,      January 3,   December 28,   December 29,   December 30,
                                                 2005           2004           2002           2001           2000
---------------------------------------------------------------------------------------------------------------------
                                                   (dollars in thousands, except ratios and per share data)
Statement of Operations Data:
   Net sales ................................  $ 320,229      $ 323,267     $ 261,059      $ 241,350      $ 227,811
                                               ----------     ----------    ----------     ----------     ----------
   Cost of sales and operating expenses (a)      237,925        245,175       193,632        184,230        176,612
   Selling, general and administrative
      expenses  .............................     36,509         35,808        30,169         28,212         26,217
   Depreciation and amortization ............     15,224         15,124        16,415         24,859         26,787
                                               ----------     ----------    ----------     ----------     ----------
   Operating income/(loss) ..................     30,571         27,160        20,843          4,049         (1,805)
   Interest expense .........................      6,759          2,363         6,408         14,160         13,971
   Other (income)/expense, net  (b) .........        299         (3,914)       (2,006)         1,608          1,359
                                               ----------     ----------    ----------     ----------     ----------
   Income/(loss) from continuing operations
      before income taxes ...................     23,513         28,711        16,441        (11,719)       (17,135)
   Income tax expense/(benefit) .............      9,245         10,632         7,151              -              -
                                               ----------     ----------    ----------     ----------     ----------
   Income/(loss) from continuing operations       14,268         18,079         9,290        (11,719)       (17,135)
   Income/(loss) from discontinued operations,
      net of tax    .........................       (376)           112          (327)          (126)        (2,054)
                                               ----------     ----------    ----------     ----------     ----------
   Net Income/(Loss) ........................  $  13,892      $  18,191     $   8,963      $ (11,845)     $ (19,189)
                                               ==========     ==========    ==========     ==========     ==========

   Basic earnings/(loss) per common share ...    $  0.22        $  0.29       $  0.18        $ (0.76)       $ (1.23)
   Diluted earnings/(loss) per common share..    $  0.22        $  0.29       $  0.18        $ (0.76)       $ (1.23)
   Weighted average shares outstanding ......     63,840         62,588        45,003         15,568         15,568
   Diluted weighted average shares
      outstanding  ..........................     64,463         63,188        45,577         15,568         15,568

Other Financial Data:
   Adjusted EBITDA  (c) .....................  $  45,795      $  42,284     $  37,258      $  28,908      $  24,982
   Depreciation .............................     11,345         10,958        12,135         19,603         21,147
   Amortization .............................      3,879          4,166         4,280          5,256          5,640
   Capital expenditures .....................     13,312         11,586        13,433          8,847          7,287

Balance Sheet Data:
   Working capital/(deficiency) .............  $  39,602      $  31,189     $  13,797      $(116,718)     $(106,809)
   Total assets .............................    182,809        174,649       162,912        159,079        174,505
   Current portion of long-term debt ........      5,030          7,489         8,372        120,053        109,528
   Total long-term debt less current portion.     49,528         48,188        60,055              -              -
   Stockholders' equity/(deficit) ...........     67,235         55,282        35,914         (9,654)         2,724

---------------------------------------------
(a)

Included in cost of sales and operating expenses is a settlement with certain past insurers of approximately $2.8 million recorded in Fiscal 2004 as a credit (recovery) of claims expense and previous insurance premiums.

(b)

Included in other (income)/expense is gain on early retirement of debt of $1.3 million in Fiscal 2004, $4.7 million in Fiscal 2003, and $0.8 million in Fiscal 2002. Also included in other (income)/expense is loss on redemption of preferred stock of approximately $1.7 million in Fiscal 2004.

(c)

Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with generally accepted accounting principles. Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, interest expense, income/(loss) from discontinued operations, net of tax, income tax provision/(benefit) and other income/(expense). The Company believes Adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance. As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with generally accepted accounting principles. Also, since Adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under our new Senior Credit Agreement. The amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in our Senior Credit Agreement, as those definitions permit further adjustment to reflect certain other non-cash charges.

Reconciliation of Net Income/(Loss) to Adjusted EBITDA

                                              January 1,    January 3,   December 28,   December 29,   December 30,
            (dollars in thousands)                2005         2004          2002           2001          2000
       ------------------------------------------------------------------------------------------------------------

       Net income/(loss) ...................   $ 13,892      $ 18,191      $  8,963      $(11,845)     $(19,189)
       Depreciation and amortization .......     15,224        15,124        16,415        24,859        26,787
       Interest expense ....................      6,759         2,363         6,408        14,160        13,971
       (Income)/loss from discontinued
          operations, net of tax ...........        376          (112)          327           126         2,054
       Income tax expense ..................      9,245        10,632         7,151             -             -
       Other (income)/expense ..............        299        (3,914)       (2,006)        1,608         1,359
                                               ---------     ---------     ---------     ---------     ---------
       Adjusted EBITDA .....................   $ 45,795      $ 42,284      $ 37,258      $ 28,908      $ 24,982
                                               =========     =========     =========     =========     =========

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1 of this report, under the heading “Risk Factors” in Item 7A of this report, and elsewhere in this report.

        The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report. The Company is organized along two operating business segments. See Note 15 of Notes to Consolidated Financial Statements.

Overview

        Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States, into finished products such as protein (primarily MBM), tallow (primarily BFT), and YG. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s business, see Item 1, Business; for additional information on the Company’s segments, see Note 15, of Notes to Consolidated Financial Statements.

        Major challenges faced by the Company during Fiscal 2004 included reduced raw material supplies, lower finished product margins at the Company’s export locations, high relative prices for diesel fuel and natural gas, and increased administrative costs for compliance with the Sarbanes-Oxley Act of 2002. During Fiscal 2004, anticipated new government regulations pertaining to BSE, were never implemented, which contributed to an environment of uncertainty regarding the impact of those anticipated regulations. Export markets in foreign countries for U.S. produced finished beef products and other cattle by-products were closed throughout Fiscal 2004. The effects of these challenges during Fiscal 2004 are summarized in the sections which follow.

        While operating income increased by $3.4 million in Fiscal 2004 compared to Fiscal 2003, these challenges indicate there can be no assurance that operating results achieved by the Company in Fiscal 2004 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2004

  Lower raw material volumes were collected from suppliers during Fiscal 2004, as trends noted during the third quarter of Fiscal 2004 continued to decline during the fourth quarter as well. Management believes that weak cattle slaughter margins in the meat processing industry, along with export restrictions on U.S. beef products, contributed to a decline in red meat raw material volumes collected by the Company during Fiscal 2004. Additionally, the Company operated fifty-two weeks during Fiscal 2004, compared to fifty-three weeks of operations in Fiscal 2003, which also contributed to the decline in raw material volume from 2003 to 2004. The financial impact of lower raw material volumes on sales revenue and raw material cost is summarized below in Results of Operations.

  The average price of the Company’s finished products was higher during the first, second and third quarters of Fiscal 2004 compared to the same periods in Fiscal 2003, but began to decline in the third quarter and continued to decline during the fourth quarter of Fiscal 2004. The average price of the Company’s finished products was lower in the fourth quarter of Fiscal 2004, compared to the same period in Fiscal 2003. The average sales price of the Company’s finished goods for the full year in Fiscal 2004 was slightly higher compared to the full year in Fiscal 2003. Management believes that closure of foreign export markets to U.S.-produced beef products resulted in lower commodity price premiums in the Company’s export locations, increased domestic supply of those finished products, primarily MBM, and forced the Company to find new domestic markets for its finished products. In prior years, the Company received a premium to domestic commodity finished goods prices in certain of its export locations. The ban on export markets of U.S.-produced beef products resulted in the loss of that price premium during Fiscal 2004. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

  High energy prices for both natural gas and diesel fuel persisted throughout Fiscal 2004. Management believes that high prices were due in part to fears of potential natural gas shortages resulting from feared supply and demand imbalances, and from fears of potential crude oil shortages resulting from war in Iraq and ongoing strife in the Middle East. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, through the use of fixed for float swap agreements, in order to purchase natural gas for future months when prices are relatively low, and has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

  The Company entered a new Senior Credit Agreement with new lenders on April 2, 2004. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002, as discussed elsewhere herein.

  During the third quarter of Fiscal 2004, the Company concluded a settlement with certain past insurers on certain policies of insurance issued primarily before 1972, whereby the Company received a cash payment of approximately $2.8 million in return for an executed Settlement Agreement and Release in which the Company released the participating insurers from all actual and potential claims and liability under the subject insurance policies. The Company recorded receipt of the payment as a credit (recovery) of claims expense and previous insurance premiums included in cost of sales and operating expenses, within the corporate segment.

  During Fiscal 2004, the Company incurred higher contract labor expense, consulting fees, and audit fees related to the Company’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These expenses related to the Company’s documentation and evaluation of its system of internal controls in accordance with the requirements of the Act.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2005 and Thereafter

  A case of BSE was diagnosed in a cow in the State of Washington on December 23, 2003. A summary of the impact of this case of BSE follows:

    Within days of the initial media reports of the case of BSE, many countries banned imports of U.S. produced beef and beef products, including meat and bone meal and initially tallow, though this initial ban on tallow was relaxed to permit imports of U.S. produced tallow with less than 0.15% impurities.

    U.S. government regulations issued in response to the case of BSE include:

      On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit non-ambulatory animals from entering the food chain, require removal of SRM at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

      On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On July 14, 2004, the FDA requested public comment on their intended modifications to the feed rule as well as regulations that would: 1) prohibit material derived from SRM and dead or non-ambulatory cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking, to which the Company, among others, responded in comments submitted to the FDA. No new regulations affecting animal feed or modifying the feed rule have been issued to date. This situation will likely continue to be fluid into 2005. On January 26, 2004, the FDA announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Subsequently, on July 14, 2004, the FDA published regulations prohibiting: 1) SRM from human food and cosmetics; and 2) SRM and non-ambulatory or dead cattle from cosmetics. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food, supplements and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. On September 30, 2004, the FDA issued Guidance Document #174, which cited the agency’s statutory authority to consider animal feed and feed ingredients derived from a BSE-positive animal to be adulterated and prohibit the use of such adulterated material in animal feed.

    As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including MBM. Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004, management of the Company did not believe it necessary to make significant changes in its Fiscal 2004 business plan or daily operations and management of the Company also considered these factors in developing its Fiscal 2005 business plan. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from finished product price declines. Management of the Company believes raw material volumes collected by the Company will continue to be subject to uncertainties during Fiscal 2005 because of continued weak margins on cattle slaughter experienced by the meat processing industry resulting in reduced cattle slaughter and lower raw material volumes available to the Company from its suppliers in the meat processing industry, and the potential impact of the planned opening of the U.S. beef market to Canadian imports of cattle on March 7, 2005, which was delayed indefinitely by a U.S. federal court injunction issued in early March 2005.

    On January 4, 2005, APHIS published a final rule, effective March 7, 2005, which amends regulations on the importation of animals and animal products and establishes “Minimal-Risk Regions” for BSE. Canada was classified as a minimal-risk region by this rulemaking, even though the Canadian government confirmed two new cases of BSE on January 2, and January, 11, 2005. APHIS considers Canada to have adequate controls and safeguards in place and on March 7, 2005, planned to allow imports from Canada of live cattle less than 30 months of age for slaughter or as feeder cattle, as well as beef that is free of SRM and derived from cattle under 30 months of age. Imports of other live ruminant animals or meat derived from such animals that meet minimum age requirements were also to be allowed. APHIS banned imports of beef, live cattle, and other ruminant animals from Canada on May 20, 2003, following the discovery of BSE in a Canadian born cow. In early March 2005, the planned opening of the U.S. border to Canadian cattle and beef products was delayed indefinitely by a U.S. federal court injunction.

  Energy prices for natural gas and diesel fuel remain high into Fiscal 2005 relative to historical pricing. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs, energy prices remain relatively high into Fiscal 2005 and represent an ongoing challenge to the Company’s operating results for future periods.

These challenges indicate there can be no assurance that operating results of the Company in Fiscal 2004 are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended January 1, 2005 ("Fiscal 2004") Compared to Fifty-three Week Fiscal Year Ended January 3, 2004 ("Fiscal 2003")

Summary of Key Factors Impacting Fiscal 2004 Results:

        Principal factors which contributed to a $3.4 million (12.5%) increase in operating income, which are discussed in greater detail in the following section, were:

  Improved margins on the Company’s finished products
  Improved recovery of collection expenses
  Insurance settlement with certain of the Company’s past insurers

        These favorable increases to operating income were partially offset by:

  Lower raw material volume
  Higher diesel fuel and natural gas expense
  Lower hide sales revenue
  Increased administrative expense related to compliance with the Sarbanes-Oxley Act of 2002

Summary of Key Indicators of Fiscal 2004 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices quoted on the Jacobsen index
  Raw material volume
  Production volume and related yield of finished product
  Natural gas prices quoted on the NYMEX index
  Collection fees and collection operating expense
  Factory operating expenses

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for Fiscal 2004, compared to average Jacobsen prices for Fiscal 2003 follow:

	Avg. Price Fiscal 2004	Avg. Price Fiscal 2003	Increase/ (Decrease)	% Change
MBM (Illinois)	$190.36 /ton	$194.01 /ton	$(3.65) /ton	(1.9%)
BFT (Chicago)	$ 17.95 /cwt	$ 18.26 /cwt	$ (0.31) /cwt	(1.7%)
YG (Illinois)	$ 15.12 /cwt	$ 13.39/cwt	$ 1.73 /cwt	12.9%

        Increases in the average prices of the finished products the Company sells have a favorable impact on revenue which is partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost based upon the price of finished product. Decreases in the average prices of the finished products the Company sells have a negative impact on revenue which is partially offset by a positive impact to the Company’s raw material cost due to formula pricing.

        Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry, and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

        Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. Both of these factors impacted the Company’s yield during Fiscal 2004.

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

	Avg. Price Fiscal 2004	Avg. Price Fiscal 2003	Increase	% Increase
Natural gas	$6.14 /mmbtu	$5.39 /mmbtu	$0.75 /mmbtu	13.9%

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

        The Company incurs factory operating expenses which are included in cost of sales. Each month the Company monitors factory operating expense. The importance of monitoring factory operating expense is that it provides an indication of achievement of the Company’s business plan.

        Net Sales.     The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale.

        During Fiscal 2004, net sales decreased by $3.1 million (1.0%) to $320.2 million as compared to $323.3 million during Fiscal 2003. The decrease in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material volume	$ (8.0)	$ (1.2)	$ -	$ (9.2)
Purchases of finished product for resale	0.9	(3.9)	-	(3.0)
Lower hide sales	(1.6)	-	-	(1.6)
Lower yields on production	(0.6)	(0.9)	-	(1.5)
Other sales decreases	-	(0.4)	-	(0.4)
Higher finished goods prices	2.9	6.2	-	9.1
Improved recovery of collection expenses	1.4	2.1	-	3.5
Product reclassifications	(8.0)	8.0	-	-
	$(13.0)	$9.9	$ -	$(3.1)

        Cost of Sales and Operating Expenses.    Cost of sales and operating expenses includes prices paid to raw material suppliers, the cost of products purchased for resale, and the cost to collect and process raw material. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.

        During Fiscal 2004, cost of sales and operating expenses decreased $7.3 million (3.0%) to $237.9 million as compared to $245.2 million during Fiscal 2003. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Purchases of finished product for resale	$ 0.9	$ (3.9)	$ -	$ (3.0)
Insurance settlement	-	-	(2.8)	(2.8)
Lower raw material volume	(2.4)	(0.2)	-	(2.6)
Sewer and trap disposal	(0.4)	0.2	-	(0.2)
Higher gas, fuel and oil expense	0.8	0.5	-	1.3
Raw material prices	(2.9)	3.8	-	0.9
Higher energy costs, primarily natural gas	0.2	0.1	-	0.3
Higher payroll and related benefits	(2.1)	2.3	-	0.2
Other	(0.7)	(0.7)	-	(1.4)
Product reclassifications	(8.0)	8.0	-	-
	$(14.6)	$10.1	$(2.8)	$(7.3)

        Selling, General and Administrative Expenses.     Selling, general and administrative expenses were $36.5 million during Fiscal 2004, a $0.7 million increase (2.0%) from $35.8 million during Fiscal 2003, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$ (1.8)	$ 2.4	$ 1.0	$ 1.6
Higher audit fees	-	-	0.7	0.7
Higher shareholder relations and board of director expenses	-	-	0.2	0.2
Lower legal and professional fees	-	-	(0.9)	(0.9)
Other expenses	(0.7)	0.3	(0.5)	(0.9)
	$(2.5)	$ 2.7	$ 0.5	$ 0.7

         Increased expenses related to the Company's efforts to comply with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 included higher contract labor (included in payroll expense) and higher audit fees. These expenses related to the Company's documentation and evaluation of its system of internal controls in accordance with the requirements of the Act. Expenses incurred related to Sarbanes-Oxley compliance were approximately $1.2 million in Fiscal 2004, compared to expenses of less than $0.1 million in Fiscal 2003, an increase of approximately $1.2 million. The Company anticipates there will be on-going costs of compliance with Sarbanes-Oxley in the future.

        Depreciation and Amortization.     Depreciation and amortization charges increased $0.1 million (0.7%) to $15.2 million during Fiscal 2004 as compared to $15.1 million during Fiscal 2003.

        Interest Expense.     Interest expense was $6.8 million during Fiscal 2004 compared to $2.4 million during Fiscal 2003, an increase of $4.4 million (183.3%). A summary of items contributing to the net increase in interest expense follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Interest expense on subordinated debt	$ -	$ -	$ 4.2	$ 4.2
Increased interest expense due to reduced amortization of the effect of SFAS 15	-	-	2.5	2.5
Increased interest expense on the new Senior Credit Agreement	-	-	0.8	0.8
Other increases	-	-	0.1	0.1
Decrease in interest expense on the refinanced amount of bank debt	-	-	(3.0)	(3.0)
Decrease in preferred stock dividends and accretion	-	-	(0.2)	(0.2)
	$-	$ -	$ 4.4	$ 4.4

        During Fiscal 2004, preferred stock dividends and accretion were charged to interest expense as a result of application of SFAS 150 which was adopted the first day of the third quarter of Fiscal 2003 (see Note 17 to the consolidated financial statements). The Company’s outstanding preferred stock was redeemed during the second quarter of Fiscal 2004.

        Other Income/Expense.     Other expense was $0.3 million in Fiscal 2004, a $4.2 million expense increase from other income of $3.9 million in Fiscal 2003. The increase in other expense in Fiscal 2004 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in gain on extinguishment of bank debt	$ -	$ -	$ 3.4	$ 3.4
Loss on redemption of preferred stock	-	-	1.7	1.7
Increase in gain on disposal of assets	-	-	(0.3)	(0.3)
Increase in interest income	-	-	(0.3)	(0.3)
Decrease in other expense	-	-	(0.3)	(0.3)
	$-	$ -	$ 4.2	$ 4.2

        Gain on extinguishment of debt in Fiscal 2004 was $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million with a cash payment of $18.0 million, due to SFAS 15 accounting, net of related deferred loan costs of $0.8 million also extinguished upon payment of the debt. Included in other income in Fiscal 2003 was a gain on extinguishment of debt of $4.7 million, which resulted from retirement of debt with a carrying value of $43.9 million with a cash payment of $37.2 million due to SFAS 15 accounting net of related deferred loan costs of $2.0 million also extinguished upon payment of the debt.

        Income Taxes.     The Company recorded income tax expense of $9.2 million for Fiscal 2004, compared to income tax expense of $10.6 million recorded in Fiscal 2003, a decrease of $1.4 million (13.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2004.

        Discontinued Operations.     The Company recorded a loss from discontinued operations, net of applicable taxes, related to planned closure and sale of the Company’s London, Ontario, Canadian subsidiary of approximately $0.4 million in Fiscal 2004, compared to income from discontinued operations of approximately $0.1 million in Fiscal 2003, a decrease in income of $05 million, primarily due to accrued severance and pension costs accrued as a result of the decision to close the site, as discussed elsewhere herein.

Fifty-three Week Fiscal Year Ended January 3, 2004 ("Fiscal 2003") Compared to Fifty-two Week Fiscal Year Ended December 28, 2002 ("Fiscal 2002")

Summary of Key Factors Impacting Fiscal 2003 Results:

        Principal factors which contributed to a $6.4 million (30.8%) increase in operating income, which are discussed in greater detail in the following section, were:

  Higher average finished product sales prices, partially offset by:
  Higher raw material prices
  Higher energy expense
  Higher payroll and related benefit expense

Summary of Key Indicators of Fiscal 2003 Performance:

        Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

  Finished product commodity prices quoted on the Jacobsen index
  Raw material volume
  Production volume and related yield of finished product
  Natural gas prices quoted on the NYMEX index
  Collection fees and collection operating expense

        These indicators and their importance are discussed below in greater detail.

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. The prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different indexes. Average Jacobsen prices (at the specified delivery point) for Fiscal 2003, compared to average Jacobsen prices for Fiscal 2002 follow:

	Avg. Price Fiscal 2003	Avg. Price Fiscal 2002	Increase	% Increase
MBM (Illinois)	$194.01 /ton	$165.65 /ton	$28.36 /ton	17.1%
BFT (Chicago)	$ 18.26 /cwt	$ 13.47 /cwt	$ 4.79 /cwt	35.6%
YG (Illinois)	$ 13.39 /cwt	$ 9.31 /cwt	$ 4.08 /cwt	43.8%

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

        Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. Both of these factors impacted the Company’s yield during Fiscal 2003.

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

        Net Sales.     The Company collects and processes animal by-products (fat, bones and offal), and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale.

        During Fiscal 2003, net sales increased by $62.2 million (23.8%) to $323.3 million as compared to $261.1 million during Fiscal 2002. The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$35.0	$11.3	$ -	$46.3
Increased purchases of finished product for resale	4.9	7.0	-	11.9
Higher raw material volume	1.9	2.9	-	4.8
Improved recovery of collection expenses	0.8	2.4	-	3.2
Increased hides sales	0.4	-	-	0.4
Lower yields on production	(2.4)	(0.8)	-	(3.2)
Other sales decreases	-	(0.5)	-	(0.5)
Product reclassifications	(2.9)	2.9	-	-
Raw material sales	0.4	(0.5)	-	(0.1)
Equipment sales	-	(0.6)	-	(0.6)
	$38.1	$24.1	$ -	$62.2

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

        During Fiscal 2003, cost of sales and operating expenses increased $51.6 million (26.7%) to $245.2 million as compared to $193.6 million during Fiscal 2002. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material prices	$19.9	$ 3.4	$ -	$23.3
Increased purchases of finished product for resale	4.9	7.0	-	11.9
Higher energy costs, primarily natural gas	6.0	1.3	-	7.3
Higher payroll and related benefits	2.6	1.4	-	4.0
Higher gas, fuel and oil expense	0.9	0.4	-	1.3
Higher insurance expense	0.7	0.5	-	1.2
Higher trap and sewer waste expense	0.5	0.6	-	1.1
Other expense increases	(1.5)	3.0	-	1.5
	$34.0	$17.6	$ -	$51.6

        Selling, General and Administrative Expenses.     Selling, general and administrative expenses were $35.8 million during Fiscal 2003, a $5.6 million increase (18.5%) from $30.2 million during Fiscal 2002, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher payroll and related benefits expense	$ 0.6	$ 1.0	$ 1.6	$ 3.2
Higher legal, audit and professional fees	-	-	0.7	0.7
Other expense increases	(0.2)	0.3	1.6	1.7
	$ 0.4	$ 1.3	$ 3.9	$ 5.6

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

	Rendering	Restaurant Services	Corporate	Total
Decrease in interest expense on the contractual amount of bank debt	$ -	$ -	$(2.4)	$(2.4)
Decrease in interest expense due to amortization of the effect of SFAS 15	-	-	(0.8)	(0.8)
Decrease in interest expense from forbearance fees (incurred in Fiscal 2002)	-	-	(1.7)	(1.7)
Increased interest expense due to preferred stock dividends and accretion	-	-	0.5	0.5
Increased interest expense due to higher amortization of deferred loan	-	-	0.3	0.3
Other increases	-	-	0.1	0.1
	$ -	$ -	$(4.0)	$(4.0)

        Preferred stock dividends and accretion were charged to interest expense as a result of application of SFAS 150 which was adopted the first day of the third quarter of Fiscal 2003 (see Note 17 to the consolidated financial statements).

        Other Income/Expense.     Other income was $3.9 million in Fiscal 2003, a $1.9 million increase (95.0%) from other income of $2.0 million in Fiscal 2002. The increase in other income in Fiscal 2003 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in gain on extinguishment of bank debt	$ -	$ -	$ 3.9	$ 3.9
Decrease in gain on disposal of assets	-	-	(1.7)	(1.7)
Decrease in interest income	-	-	(0.2)	(0.2)
Increase in other expense	-	-	(0.1)	(0.1)
	$ -	$ -	$ 1.9	$ 1.9

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

        Discontinued Operations.     The Company recorded income from discontinued operations, net of applicable taxes, of approximately $0.1 million in Fiscal 2003 compared to loss from discontinued operations of approximately $0.3 million in Fiscal 2002, an increase in income from discontinued operations of $0.4 million, as discussed elsewhere herein.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

        On April 2, 2004, the Company entered into a new Senior Credit Agreement with new lenders, and entered into a new lender acknowledgement on May 28, 2004 that increased the committed amount as permitted by the Senior Credit Agreement. This refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The principal components of the refinancing consist of the following.

  The new Senior Credit Agreement provides for a total of $75.0 million in financing facilities, consisting of a $25.0 million Term Loan Facility and a $50.0 million Revolver Facility, which includes a $25.0 million Letter of Credit subfacility. Availability under the Revolver Facility may vary based on EBITDA, as defined in the new Senior Credit Agreement.

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

  Restrictive covenants in the Company’s new Senior Credit Agreement permit the +Company, within limitations defined in the new Senior Credit Agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments; and require the maintenance of certain minimum financial ratios.

        On December 31, 2003, the Company issued Senior Subordinated Notes in the amount of $35 million and applied the net proceeds to reduce the outstanding term loan of its Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Beginning June 1, 2006, the Company may prepay the outstanding principal amount of the Senior Subordinated Notes in whole or in part, plus accrued and unpaid interest, plus a prepayment fee of 5.5%, which declines each year after this date. Interest accrues on the outstanding principal balance of the Senior Subordinated Notes at an annual rate of 12%, payable quarterly in arrears. The Senior Subordinated Notes permit the Company, within limitations defined in the Senior Subordinated Notes, to incur additional indebtedness and to pay cash dividends.

        The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at January 1, 2005 (in thousands):

Senior Credit Agreement:
Term Loan	$ 19,500
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	-
Letters of credit issued	13,700
Availability	$ 36,300
Senior Subordinated Notes Payable	$ 35,000

        Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants, which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures within limitations defined by the new Senior Credit Agreement, and requires the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio, maximum leverage ratio, and minimum tangible net worth, each as defined in the new Senior Credit Agreement. The Company is currently in compliance with all of the covenants contained in the new Senior Credit Agreement.

        The classification of long-term debt in the Company’s January 1, 2005 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Notes and the new Senior Credit Agreement.

        On January 1, 2005, the Company had working capital of $39.6 million and its working capital ratio was 1.96 to 1 compared to working capital of $31.2 million and a working capital ratio of 1.76 to 1 on January 3, 2004. At January 1, 2005, the Company had unrestricted cash of $37.2 million and funds available under the revolving credit facility of $36.3 million, compared to unrestricted cash of $24.8 million and funds available under the revolving credit facility of $6.9 million at January 3, 2004. Restricted cash balances were approximately $2.4 million at the end of Fiscal 2004 compared to approximately $0.6 million at the end of Fiscal 2003, an increase of $1.8 million, primarily due to proceeds of the settlement with certain insurers, net of applicable taxes, received during Fiscal 2004. Restrictions on these cash balances relate primarily to state statutory insurance requirements or restrictions from the Company’s credit agreement on uses of these cash balances.

        Net cash provided by continuing operating activities was $38.5 million and $27.7 million for the fiscal years ended January 1, 2005 and January 3, 2004, respectively, an increase of $10.8 million, primarily due to proceeds from accounts receivable and an increase of accounts payable and accrued expenses, partially offset by lower income from continuing operations. Cash used by investing activities was $13.2 million during Fiscal 2004, compared to $11.9 million in Fiscal 2003, an increase of $1.3 million, primarily due to increased capital spending in Fiscal 2004. Net cash used by financing activities was $12.5 million in the year ended January 1, 2005 compared to cash used of $6.5 million in the year ended January 3, 2004, an increase of cash used of $6.0 million, principally due to redemption of preferred stock in Fiscal 2004.

        Capital expenditures of $13.3 million were made during Fiscal 2004 as compared to $11.6 million in Fiscal 2003, an increase of $1.7 million (14.7%). During Fiscal 2004, the Company acquired certain assets of a trap grease business in the Los Angeles, California area for a net investment of approximately $0.7 million. Capital expenditures related to compliance with environmental regulations were $1.5 million in Fiscal 2004, $1.9 million in Fiscal 2003, and $1.3 million in Fiscal 2002.

        Based upon the underlying terms of the new Senior Credit Agreement, the Company expects approximately $5.0 million in debt, which is included in current liabilities on the Company’s balance sheet at January 1, 2005, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter. The Company made voluntary payments of an additional $3.0 million during Fiscal 2004.

        Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2004, the Company has accrued approximately $5.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at January 1, 2005. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company or the administrator of the Company’s self insurance reserve. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company expects to pay approximately $1.9 million in order to meet pension funding requirements during Fiscal 2005, which is included in current accrued compensation and benefit expenses at January 1, 2005. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2004, unrestricted cash, and funds available under the Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next 12 months. The impact on cash flows from operations in Fiscal 2005 of the occurrence of BSE in the United States or elsewhere, lower raw material volumes available to the Company due to weak margins in the meat processing industry, regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2005 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2004 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures or investments in response to governmental regulations relating to BSE, and/or acquisitions, as well as suitable cash conservation to withstand adverse commodity cycles.

        The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

        The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are favorable, a decline in these prices has the potential to adversely impact the Company’s liquidity. A disruption in international sales, a decline in commodities prices, lower raw material volume, or a rise in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations, or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 1, 2005 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations:
Long-term obligations	$ 54,558	$ 5,030	$10,028	$39,500	$ -
Operating lease obligations	27,859	5,745	7,228	4,845	10,041
Estimated accrued interest payable	26,018	5,683	10,429	9,396	510
Purchase commitments	4,811	4,811	-	-	-
Pension funding obligations (a)	1,900	1,900	-	-	-
Other long-term liabilities	520	156	273	91	-
Total	$115,666	$23,325	$27,958	$53,832	$10,551
  Pension funding requirements are determined annually, based upon a third party actuarial estimate. The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $13.6 million at the end of Fiscal 2004.

        The Company’s off-balance sheet contractual obligations and commercial commitments as of January 1, 2005 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

        The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at January 1, 2005.

Other commercial commitments:
Standby letters of credit	$13,700
Total other commercial commitments:	$13,700

OFF BALANCE SHEET OBLIGATIONS

        Based upon underlying purchase agreements, the Company has commitments to purchase $4.8 million of finished products and natural gas during Fiscal 2005, which are not included in liabilities on the Company’s balance sheet at January 1, 2005. These purchase agreements are entered in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2005, in accordance with accounting principles generally accepted in the United States.

        Based upon underlying lease agreements, the Company expects to pay approximately $5.7 million in operating lease obligations during Fiscal 2005 which are not included in liabilities on the Company’s balance sheet at January 1, 2005. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in this report.

         Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding estimates of bad debt expense, valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company's reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, estimates of liability with respect to medical insurance liability, self-insurance, environmental, and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Accounts Receivable and Allowance for Doubtful Accounts

        In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers' non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company's customers. The estimate of allowance for doubtful accounts is based upon the Company's bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company's customers deteriorates, resulting in the customer's inability to pay the Company's receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable was approximately $26.7 million and $29.4 million, and the allowance for doubtful accounts was approximately $0.8 million and $0.6 million, at January 1, 2005 and January 3, 2004, respectively.

Inventories

        The Company's inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company's raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $6.0 million and $7.8 million at January 1, 2005 and January 3, 2004, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

        The Company's property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company's historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $11.3 million, $11.0 million, and $12.1 million in Fiscal years ending January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

        The Company's intangible assets, including routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 15 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Amortization expense was approximately $3.9 million, $4.2 million, and $4.3 million in Fiscal years ending January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

        The Company reviews the carrying value of long lived assets on a regular basis, including at the end of each fiscal year, for indications of impairment. Impairment is indicated whenever the carrying value of the asset is not recoverable or exceeds estimated fair value. For purposes of calculating impairment on long lived operating assets, the Company has defined its reporting units to be each of the Company's plant locations. The Company estimates fair value of its long lived assets at each plant based upon future undiscounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expense are evaluated and estimated as a component of the calculation of future undiscounted cash flows for each operating plant location. The estimates of fair value of the reporting units and of future undiscounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the Company's plants could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings.

        The Company reviews the carrying value of assets held for sale on a regular basis for indications of impairment. Impairment is indicated whenever the carrying value of the asset exceeds estimated fair value. For purposes of calculating impairment on assets held for sale, the Company utilizes estimated sales value of the assets as an estimate of fair value. The estimates of fair value of the assets held for sale could change if the actual sales value realized, or realizable, varies from the estimated sale value.

        The net book value of property, plant and equipment was approximately $75.4 million and $73.3 million at January 1, 2005 and January 3, 2004, respectively. The net book value of intangible assets was approximately $16.0 million and $19.5 million at January 1, 2005 and January 3, 2004, respectively.

Page30

Goodwill Valuation

        The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $4.4 million at both January 1, 2005 and January 3, 2004.

Accrued Medical Claims Liability

        The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has an employer's stop loss insurance policy to cover individual claims in excess of $175,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees varies significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $2.3 million and $1.6 million at January 1, 2005 and January 3, 2004, respectively.

Self Insurance, Environmental, and Legal Reserves

        The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company estimates and accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. Estimates of self insurance liability are based upon the report of a third party actuarial report, which the Company relies upon in calculating its estimates. The Company has also accrued loss reserves related to environmental and litigation matters, based upon estimated undiscounted future costs. In developing estimates of loss, the Company utilizes its staff, outside consultants, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. With respect to the Company's self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants or management of the Company. The reserve for insurance, environmental, and litigation contingencies included in accrued expenses and other non-current liabilities were approximately $13.9 million and $12.4 million at January 1, 2005 and January 3, 2004, respectively.

Pension Liability

        The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements. Benefits are based principally on length of service and earnings patterns during the five years preceding retirement. Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator. Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments. Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets. These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control, or to predict with certainty.

        The discount rate applied to the Company's pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation. The weighted average discount rate was 6.0% and 6.5% at October 1 in Fiscal 2004 and Fiscal 2003, respectively.

        The expected rate of return on the Company's pension plan assets is the interest rate used to calculate future returns on investment of the plan assets. The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time. The weighted average expected return on pension plan assets was 8.75% for both Fiscal 2004 and Fiscal 2003.

        The Company has recorded a minimum pension liability of approximately $13.6 million and $9.0 million at January 1, 2005 and January 3, 2004, respectively. The Company's net pension cost was approximately $2.7 million, $2.3 million, and $1.3 million for the Fiscal years ending January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

Income Taxes

        In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company's deferred tax assets include net operating loss carry-forward, which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company's deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company's evaluation of these matters, a significant portion of the Company's net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $20.3 million and $20.6 million at January 1, 2005 and January 3, 2004, respectively.

Stock Option Expense

        The Company currently discloses the pro forma effects on net income of expense of stock options issued, and the Company will begin recording compensation expense related to stock options granted, beginning in the third quarter of Fiscal 2005, upon adoption of recently issued SFAS 123 R. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company's pro forma expense related to stock options granted was approximately $0.6 million, $0.6 million, and $0.1 million in Fiscal years ending January 1, 2005, January 3, 2004, and December 28, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affected accounting for the Company’s 100,000 shares of preferred stock, which was issued in May, 2002, had a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was redeemed in connection with the Company’s recapitalization in May 2002, discussed in Note 2 to the consolidated financial statements, and elsewhere, herein. The Company’s preferred stock contained a mandatory redemption feature which would have required redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion included in interest expense in Fiscal 2004 were approximately $0.3 million. During the second quarter of Fiscal 2004, the Company redeemed the preferred stock outstanding at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million.

        In November, 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Accounting for Inventory Costs, which amends Accounting Research Bulletin No. 43, related to Inventory Pricing. SFAS 151 will require that abnormal freight, handling costs, and amounts of wasted materials be treated as current period costs, and will no longer permit these costs to be capitalized as inventory costs on the balance sheet. SFAS 151 will be effective for inventory costs incurred during annual periods beginning after June 15, 2005 (the first day of Fiscal 2006). Adoption of SFAS 151 is not expected to result in a material impact to the Company’s financial statements.

        In December, 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Shared Based Payment: an Amendment of FASB Statements No. 123 and No. 95. SFAS 123R will require that companies recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees as of the grant date. SFAS 123R will be effective for interim or annual periods beginning after June 15, 2005 (the first day of the third quarter of Fiscal 2005). Adoption of SFAS 123R is expected to result in additional compensation expense to the Company, net of applicable taxes, of approximately $0.4 million in Fiscal 2005, approximately $0.1 million in Fiscal 2006, and less than $0.1 million each year in Fiscal 2007 and Fiscal 2008. Future estimates of option-based compensation expense are based upon outstanding options currently held by employees and directors, expected vesting periods, and upon the historic option pricing model used by the Company for valuation of options-based compensation expense, and does not take into account the impact of subsequent issuance of options after January 1, 2005 which may occur.

        In December, 2004, the FASB issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”) related to Exchanges of Non-monetary Assets: an Amendment to APB Opinion No. 29, which removes the exceptions for recording exchanges at other than fair value for the exchange of similar productive assets and replaces it with a general exception only for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary exchanges occurring in the fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact to the Company’s financial statements.

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

        In addition to those factors discussed under the heading “Risk Factors” in Item 7A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

        As of January 1, 2005, the Company was party to fixed for float swap agreements for the purchase of natural gas. At January 1, 2005, the fair value of the Company’s positions in these swap agreements was a liability of approximately $0.3 million. The Company’s positions in these swap agreements were settled during January and February 2005.

        As of January 1, 2005, the Company had forward purchase agreements in place for purchases of approximately $2.5 million of natural gas for the months of January through April 2005. As of January 1, 2005, the Company had forward purchase agreements in place for purchases of approximately $2.3 million of finished product in the month of January 2005.

Interest Rate Sensitivity

The Company's obligations subject to fixed or variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$ 35,058	$ 30	$ 28	$ 35,000	$ -
Average interest rate	12.00%	11.99%	12.00%	12.00%	-
Variable rate	19,500	5,000	10,000	4,500	-
Average interest rate	6.00%	6.00%	6.00%	6.00%	-
Total	$ 54,558	$ 5,030	$ 10,028	$ 39,500	$ -

        The Company’s fixed rate debt obligations consist of the Senior Subordinated Notes and various other notes payable that accrue interest at an annual weighted average fixed rate of approximately 12%. This obligation is not affected by changes in interest rates.

        The Company has $19.5 million in variable rate debt that represents the balance outstanding under the new Senior Credit Agreement executed on April 2, 2004. This portion of the Company’s debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $0.2 million in Fiscal 2005.

Risk Factors

        Any investment in the Company will be subject to risks inherent to the Company’s business. Before making an investment decision in the Company, you should carefully consider the risks described below together with all of the other information included in or incorporated by reference into this report. If any of the events described in the following risk factors actually occurs, the Company’s business, financial condition or results of operations could be materially and adversely affected. If any of these events occurs, the trading price of the Company’s securities could decline and you may lose all or part of your investment.

The Company’s results of operations and cash flow may be reduced by decreases in the market price of its products.

        The Company’s finished products are commodities, the prices of which are quoted on established commodity markets. Accordingly, the Company’s results of operations will be affected by fluctuations in the prevailing market prices of such finished products. A significant decrease in the market price of the Company’s products would have a material adverse effect on the Company’s results of operations and cash flow.

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

The Company may incur material costs and liabilities in complying with government regulations.

        The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are:

  the FDA, which regulates food and feed safety;
  the USDA, including its agencies APHIS and FSIS, which regulates collection and production methods;
  the EPA, which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge;
  State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality;
  the USDOT, as well as local and state agencies, which regulate the operation of the Company's commercial vehicles; and
  the SEC, which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

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

  On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure of the safety of the meat supply. The regulations prohibit non-ambulatory animals from entering the food chain, require removal of SRM at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

  On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000) by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. On July 14, 2004, the FDA requested public comment on their intended modifications to the feed rule as well as regulations that would: 1) prohibit material derived from SRM and dead or non-ambulatory cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking, to which the Company, among others, responded in comments submitted to the FDA. No new regulations affecting animal feed or modifying the feed rule have been issued to date. This situation will likely continue to be fluid into Fiscal 2005.

  On January 26, 2004, the FDA announced its intent to ban the use of certain animal tissue derived materials in food and supplements. Subsequently, on July 14, 2004, the FDA published regulations prohibiting: 1) SRM from human food and cosmetics; and 2) SRM and non-ambulatory or dead cattle from cosmetics. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food, supplements and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. On September 30, 2004, the FDA issued Guidance Document #174, which cited the agency’s statutory authority to consider animal feed and feed ingredients derived from a BSE-positive animal to be adulterated and prohibit the use of adulterated material in animal feed.

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

        Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company’s collection services, such operating facilities may be materially and adversely affected.

The Company’s success is dependent on the Company’s key personnel.

        The Company’s success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company’s results of operations and prospects. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain such personnel could materially adversely affect the Company’s business and results of operations.

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

Restrictions imposed by the Company’s credit agreements and future debt agreements may limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

        The Company’s credit agreements currently, and future debt agreements may, restrict its ability to:

  incur additional indebtedness;
  pay dividends and make other distributions;
  amend the terms of subordinated debt;
  make restricted payments;
  create liens;
  merge, consolidate or acquire other businesses;
  sell and otherwise dispose of assets;
  enter into transactions with affiliates;
  make investments, loans, and advances;
  guarantee indebtedness or other obligations;
  enter into operating leases or sale-leaseback, synthetic leases, or similar transactions;
  enter into hedge agreements;
  make changes to its corporate name, fiscal year, capital structure and constituent documents; and
  engage in new lines of business unrelated to the Company’s current businesses.

        These terms may impose restrictions on the Company’s ability to finance future operations, implement its business strategy, fund its capital needs or engage in other business activities that may be in its interest. In addition, the Company’s credit agreements require, and future indebtedness may require, the Company to maintain compliance with specified financial ratios. Although the Company is currently in compliance with the financial ratios and does not plan on engaging in transactions that may cause the Company to not be in compliance with the ratios, its ability to comply with these ratios may be affected by events beyond its control, including the risks described in the other risk factors and elsewhere in this report.

        A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios could result in a default under the credit agreements. In the event of a default under the credit agreements, the lenders under the credit agreements may elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.

        The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing, including under the revolving credit facility.

        If the Company is unable to repay these borrowings when due, the lenders under the credit agreements also will have the right to proceed against the collateral, which consists of substantially all of the Company’s assets, including real property and cash. If the indebtedness under the credit agreements were to be accelerated, the Company’s assets may be insufficient to repay this indebtedness in full under those circumstances. Any future credit agreements or other agreement relating to the Company’s indebtedness to which the Company may become a party may include the covenants described above and other restrictive covenants.

The Company has a history of net losses and the Company may incur net losses in the future which could adversely affect the Company’s ability to service its indebtedness.

        The Company has a recent history of net losses but has been profitable in each of the past three years. For the years ended December 29, 2001 and December 30, 2000, the Company’s net losses were approximately $11.8 million and $19.2 million, respectively. Following the recapitalization of the Company completed in May 2002, the Company reported a net profit for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, of approximately $13.9 million, $18.2 million and $9.0 million, respectively. If, however, the Company incurs net losses in the future, its ability to pay principal and interest on its indebtedness could be adversely affected.

        In order to establish consistent profitability, the Company must achieve the following:

  maintain adequate levels of raw material volumes;
  maintain its collection fees at levels sufficient to recover an adequate portion of collection costs;
  increase gross margins to the extent of cost increases;
  maintain its distribution capability;
  maintain competitiveness in pricing;
  continue to manage its operating expenses.

        There can be no assurance that the Company will achieve these objectives or attain consistent profitability.

The Company’s ability to pay any dividends on its common stock may be limited.

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

        The Company’s ability to pay any cash or noncash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreements. The Company’s credit agreements permit the Company to pay cash dividends on the Company’s common stock pursuant with the terms and conditions of the Company’s credit agreements. Moreover, under Delaware law, the Company is permitted to pay cash or accumulated dividends on the Company’s capital stock, including the Company’s common stock, only out of surplus, or if there is no surplus, out of the Company’s net profits for the fiscal year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company’s total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. In order to pay dividends, the Company must have surplus or net profits equal to the full amount of the dividends at the time such dividend is declared. In determining the Company’s ability to pay dividends, Delaware law permits the Company’s Board of Directors to revalue the Company’s assets and liabilities from time to time to their fair market values in order to establish the amount of surplus. The Company cannot predict what the value of the Company’s assets or the amount of the Company’s liabilities will be in the future and, accordingly, the Company cannot assure the holders of the Company’s common stock that the Company will be able to pay dividends on the Company’s common stock.

The market price of the Company’s common stock could be volatile.

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

The Company may issue additional common stock or preferred stock, which could dilute your interests.

        The Company’s certificate of incorporation, as amended does not limit the issuance of additional common stock or additional series of preferred stock. As of March 10, 2005, the Company has available for issuance 36,076,134 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock that may be issued in additional series.

As a result of the recapitalization, the Company’s ability to apply federal income tax net operating loss carryforwards will be limited.

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

The Company has debt and interest payment requirements which could adversely affect its ability to operate its business.

        The Company has indebtedness which could have important consequences to the holders of the Company’s securities including the risks that:

  the Company will be required to use $5.0 million of its cash flow from operations in Fiscal 2005 to pay its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of the Company’s business strategy, working capital, capital expenditures, product development efforts and other general corporate purposes;

  the Company’s interest expense could increase if interest rates in general increase because a portion of the Company’s debt will bear interest based on market rates;

  the Company’s level of indebtedness will increase its vulnerability to general adverse economic and industry conditions;

  the Company’s debt service obligations could limit the Company’s flexibility in planning for, or reacting to, changes in the Company's business;

  the Company's level of indebtedness may place it at a competitive disadvantage compared to its competitors that have less debt; and

  a failure by the Company to comply with financial and other restrictive covenants in the agreements governing the Company’s indebtedness, which could result in an event of default and could have a material adverse effect on the Company.

        As of March 10, 2005, the Company had outstanding senior subordinated debt of $35.0 million and senior secured term loans of $18.3 million and had no senior secured revolving loans outstanding under the Company’s credit agreements. As of such date, five letters of credit in the face amounts of $4.1 million, $4.1 million, $2.5 million, $0.8 million and $0.6 million, a total of $12.1 million in letters of credit, were issued and outstanding under the senior credit facility. As of March 10, 2005, the Company is able to incur additional indebtedness in the future, including approximately $37.9 million of additional debt available under the Company’s revolving credit facility. Additional indebtedness will increase the risks described above. All borrowings under the Company’s credit agreement are secured and senior to the Company’s securities. For risks associated with the restrictive covenants in the Company’s debt instruments, see the risk factor entitled “Restrictions imposed by the Company’s credit agreements and future debt agreements may limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.”

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of January 1, 2005, the Company’s internal control over financial reporting is effective.

The Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 44 of this report.

Financial Statement Schedule:
II - Valuation and Qualifying Accounts Three years ended January 1, 2005	73

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Darling International Inc's internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for redeemable preferred stock in 2003.

KPMG LLP

Dallas, Texas
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, on page 41 of this report, that Darling International Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Darling International Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 15, 2005

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 1, 2005 and January 3, 2004
(in thousands, except per share data)

                                                                      January 1,     January 3,
                                                                        2005            2004
ASSETS (Note 2)                                                      -----------    -----------
--------------
Current assets:
       Cash and cash equivalents ...................................    $ 37,249     $ 24,803
       Restricted cash .............................................       2,379          580
       Accounts receivable, less allowance for bad debts of $757
             at January 1, 2005 and $626 at January 3, 2004 ........      26,675       29,353
       Inventories (Note 3) ........................................       6,000        7,837
       Prepaid expenses ............................................       3,740        4,509
       Deferred income taxes (Note 10) .............................       4,080        3,937
       Assets held for sale (Note 5) ...............................         837        1,160
       Other .......................................................          13           16
                                                                        --------     --------
                      Total current assets .........................      80,973       72,195

Property, plant and equipment, net (Note 4) ........................      75,398       73,274
Collection routes and contracts, less accumulated amortization of
        $29,163 at Jan. 1, 2005 and $28,118 at Jan. 3, 2004 ........      16,006       19,458
Goodwill, less accumulated amortization of $1,077 at
       January 1, 2005 and January 3, 2004 .........................       4,429        4,429
Deferred loan costs ................................................       3,565        2,986
Other assets .......................................................       2,438        2,307
                                                                        --------     --------
                                                                        $182,809     $174,649
                                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current portion of long-term debt (Notes 2 and 8) ...........    $  5,030     $  7,489
       Accounts payable, principally trade .........................       8,144        9,059
       Accrued expenses (Note 6) ...................................      28,005       24,132
       Accrued interest ............................................         192          326
                                                                        --------     --------
                      Total current liabilities ....................      41,371       41,006

Long-term debt, net (Notes 2 and 8) ................................      49,528       48,188
Other noncurrent liabilities (Note 9) ..............................      20,197       16,083
Deferred income taxes (Note 10) ....................................       4,478        4,878
Redeemable preferred stock, $0.01 par value;  1,000,000 shares authorized, 100,000 shares outstanding at January 3, 2004
     (Notes 2 and 17) ..............................................           -        9,212
                                                                        --------     --------
                      Total liabilities ............................     115,574      119,367
                                                                        --------     --------
Stockholders' equity  (Notes 2 and 11):
       Common stock, $.01 par value;  100,000,000 shares authorized,
         63,918,346 and 63,654,240 shares issued and outstanding
         at January 1, 2005 and January 3, 2004, respectively ......         639          637
       Additional paid-in capital ..................................      77,393       77,179
     Treasury stock, at cost; 21,000 shares at January 1, 2005
               and January 3, 2004 .................................        (172)        (172)
       Accumulated other comprehensive loss (Notes 1 and 12) .......      (7,331)      (5,176)
       Accumulated deficit .........................................      (3,294)     (17,186)
                                                                        --------     --------
                      Total stockholders' equity ...................      67,235       55,282
                                                                        --------     --------
Commitments and contingencies (Notes 7 and 14)
                                                                        $182,809     $174,649
                                                                        ========     ========

                     The accompanying notes are an integral part of these
                            consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 1, 2005
(in thousands, except per share data)

                                                      January 1,     January 3,     December 28,
                                                         2005           2004            2002
                                                      ----------     ----------     ------------

Net sales .......................................      $320,229       $323,267       $261,059
                                                       --------       --------       --------
Costs and expenses:
     Cost of sales and operating expenses .......       237,925        245,175        193,632
     Selling, general and administrative expenses        36,509         35,808         30,169
     Depreciation and amortization ..............        15,224         15,124         16,415
                                                       --------       --------       --------
         Total costs and expenses ...............       289,658        296,107        240,216
                                                       --------       --------       --------
         Operating income .......................        30,571         27,160         20,843
                                                       --------       --------       --------
Other income/(expense):
     Interest expense ...........................        (6,759)        (2,363)        (6,408)
     Other, net .................................          (299)         3,914          2,006
                                                       --------       --------       --------
         Total other income/(expense) ...........        (7,058)         1,551         (4,402)
                                                       --------       --------       --------
Income from continuing operations before
  income taxes ..................................        23,513         28,711         16,441
Income taxes (Note 10) ..........................         9,245         10,632          7,151
                                                       --------       --------       --------
     Income from continuing operations ..........        14,268         18,079          9,290

Income/(loss) from discontinued operations,
    net of tax (Note 5) .........................          (376)           112           (327)
                                                       --------       --------       --------
Net income ......................................        13,892         18,191          8,963
    Preferred dividends and accretion ...........             -           (101)          (994)
                                                       --------       --------       --------
     Net income applicable to common shareholders      $ 13,892       $ 18,090       $  7,969
                                                       ========       ========       ========
Basic and diluted earnings per share:
    Continuing operations .......................      $   0.22       $   0.29       $   0.19
    Discontinued operations .....................             -              -          (0.01)
                                                       --------       --------       --------
                  Total .........................      $   0.22       $   0.29       $   0.18
                                                       ========       ========       ========

                         The accompanying notes are an integral part
                         of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Three years ended January 1, 2005
(in thousands, except per share data)

                                            Common stock
                                        -------------------                          Accumulated     Retained
                                                              Additional                other        earnings         Total
                                         Number    $.01 par    paid-in    Treasury  comprehensive  (accumulated   stockholders'
                                        of shares    value     capital      stock        loss         deficit)    equity/(deficit)
----------------------------------------------------------------------------------------------------------------------------------

Balances at December 29, 2001 .......   15,568,362    $ 156    $ 35,235     $ (172)    $  (533)     $(44,340)      $ (9,654)
                                        ==========    =====    =========    =======    ========     =========      ==========

Net income ..........................           -         -           -          -           -         8,963          8,963

Minimum pension liability adjustment            -         -           -          -      (3,374)            -         (3,374)
                                                                                                                  ----------
Total comprehensive income ..........           -         -           -          -           -             -          5,589

Tax benefits relating to January 1,
   1994 valuation allowance .........           -         -       2,247          -           -             -          2,247

Issuance of common stock ............   46,713,086      467      38,259          -           -             -         38,726

Preferred stock -  accretion and
   accumulative dividends ...........           -         -        (994)         -           -             -           (994)
                                        ----------    -----    ---------    -------    --------     ---------      ----------
Balances at December 28, 2002 .......   62,281,448    $ 623    $ 74,747     $ (172)    $(3,907)     $(35,377)      $ 35,914
                                        ==========    =====    =========    =======    ========     =========      ==========

Net income ..........................           -         -           -          -           -        18,191         18,191

Minimum pension liability adjustment,
        net of tax ..................           -         -           -          -      (1,269)            -         (1,269)
                                                                                                                  ----------
Total comprehensive income ..........           -         -           -          -           -             -         16,922

Issuance of common stock ............    1,351,792       14       2,533          -           -             -          2,547

Preferred stock - accretion and
   accumulative dividends ...........           -         -        (101)         -           -             -           (101)
                                        ----------    -----    ---------    -------    --------     ---------      ----------
Balances at January 3, 2004 .........   63,633,240    $ 637    $ 77,179     $ (172)    $(5,176)     $(17,186)      $ 55,282
                                        ==========    =====    =========    =======    ========     =========      ==========

Net income ..........................           -         -           -          -           -        13,892         13,892

Minimum pension liability adjustment,
      net of tax ....................           -         -           -          -      (1,958)            -         (1,958)

Natural gas hedge derivative
      adjustment ....................           -         -           -          -        (197)            -           (197)
                                                                                                                  ----------
Total comprehensive income ..........           -         -           -          -           -             -         11,737

Issuance of common stock ............      264,106        2         214          -           -             -            216
                                        ----------    -----    ---------    -------    --------     ---------      ----------
Balances at January 1, 2005 .........   63,897,346   $ 639     $ 77,393     $ (172)    $(7,331)     $ (3,294)      $ 67,235
                                        ==========    =====    =========    =======    ========     =========      ==========

                                              The accompanying notes are an integral part
                                              of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 1, 2005
(in thousands)

                                                                  January 1,   January 3,  December 28,
                                                                     2005         2004         2002
                                                                  ----------   ----------  ------------
Cash flows from operating activities:
     Income from continuing operations ........................    $ 14,268     $ 18,079     $  9,290
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
               Depreciation and amortization ..................      15,224       15,124       16,415
               Deferred income taxes ..........................         779        1,718        2,187
               Gain on sale of assets .........................        (429)         (76)      (1,563)
               Increase in long-term pension liability ........       3,190        2,624          737
               Gain on early retirement of debt ...............      (1,306)      (4,698)        (813)
               Loss on early redemption of preferred stock ....       1,678            -            -
               Changes in operating assets and liabilities:
                         Restricted cash ......................      (1,799)        (480)        (100)
                         Accounts receivable ..................       2,678       (5,254)        (380)
                         Inventories and prepaid expenses .....       2,606         (365)         111
                         Accounts payable and accrued expenses        3,135       (1,642)       4,050
                         Accrued interest .....................        (134)          12        2,262
                         Other ................................      (1,397)       2,659          882
                                                                    --------     --------     --------
    Net cash provided by continuing operating activities ......      38,493       27,701       33,078
    Net cash provided/(used) by discontinued operations .......        (370)         121          954
                                                                    --------     --------     --------
               Net cash provided by operating activities ......      38,123       27,822       34,032
                                                                    --------     --------     --------
Cash flows from investing activities:
     Capital expenditures .....................................     (13,312)     (11,586)     (13,433)
     Gross proceeds from sale of property, plant and equipment,
          assets held for disposition and other assets ........         589          177        6,011
     Payments related to routes and other intangibles .........        (428)        (534)           -
     Net cash used in discontinued operations .................           -            -         (654)
                                                                    --------     --------     --------
               Net cash used in investing activities ..........     (13,151)     (11,943)      (8,076)
                                                                    --------     --------     --------
Cash flows from financing activities:
     Proceeds from long-term debt .............................      92,302      256,162      203,673
     Payments on long-term debt ...............................     (91,354)    (262,204)    (214,500)
     Contract payments ........................................        (177)        (460)        (459)
     Recapitalization costs ...................................           -            -       (2,901)
     Deferred loan costs ......................................      (2,209)      (2,022)           -
     Redemption of preferred stock ............................     (10,000)           -            -
     Payment of preferred dividends ...........................      (1,240)           -            -
     Issuance of common stock .................................         152        2,011            -
                                                                    --------     --------     --------
               Net cash used in financing activities ..........     (12,526)      (6,513)     (14,187)
                                                                    --------     --------     --------

Net increase in cash and cash equivalents .....................      12,446        9,366       11,769
Cash and  cash equivalents at beginning of year ...............      24,803       15,437        3,668
                                                                    --------     --------     --------
Cash and cash equivalents at end of year ......................    $ 37,249     $ 24,803     $ 15,437
                                                                    ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest ............................................    $  5,879     $  3,370     $  3,740
                                                                    ========     ========     ========
          Income taxes, net of refunds ........................    $  8,104     $  7,786     $  2,103
                                                                    ========     ========     ========

Noncash financing activity -Recapitalization transactions(Note 2):
     Debt reduction ...........................................         -            -       $(39,986)
     Accrued interest reduction ...............................         -            -         (5,331)
     Forbearance fees reduction ...............................         -            -         (3,855)
     Preferred stock, net of discount .........................         -            -          8,072
     Common stock issued ......................................         -            -         41,100

                                   The accompanying notes are an integral part
                                   of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For Years Ended January 1, 2005 and January 3, 2004

(1)     GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States, (see Item 2, Properties, for a listing of locations) into finished products such as protein (primarily MBM), tallow (primarily BFT), and YG. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company's operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company's business, see Item 1, Business; for additional information on the Company's segments, see Note 15, of Notes to Consolidated Financial Statements.

On October 22, 1993, the Company entered into a settlement agreement approved by the U.S. District Court providing for a restructure of the Company's debt and equity and resolution of a class action lawsuit (the "Settlement"). The terms of the settlement were tantamount to a prepackaged bankruptcy despite the settlement not occurring under Chapter 11 of the Bankruptcy Code. On December 29, 1993, the Settlement was consummated and became binding on all original noteholders. The Company has accounted for the Settlement using "Fresh Start Reporting" as of January 1, 1994, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the United States Bankruptcy Code issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994, and the Company's accumulated deficit was eliminated as of January 1, 1994.

In May 2002, the Company completed a recapitalization. See Note 2 below.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 5, the operations of the Linkwood, MD facility and of the London, Ontario, Canada facility, as defined below, are classified as discontinued operations.

(2)	Fiscal Year
The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002.

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
Collection routes consist of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products. Restrictive covenants represent non-compete agreements with former competitors whose businesses were acquired. Amortization is computed by the straight-line method over the following periods: 1) Collection routes, 8-15 years; and 2) Restrictive covenants, 3-10 years.

(6)	Goodwill and Other Intangible Assets
The Company adopted SFAS 142 on December 30, 2001 (the first day of Fiscal 2002). SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

The Company has identified its reporting units for purposes of assessing goodwill impairment to be the individual plant locations. The fair values of the Company's reporting units containing goodwill exceed the related carrying values; consequently, there has been no impairment of goodwill. Intangible assets subject to amortization under SFAS 142 consist of collection routes and contracts and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful life of the asset ranging from 3 to 15 years.

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

	January 1, 2005	January 3, 2004
Collection Routes and Contracts:
Routes	$ 42,809	$ 42,714
Non-compete agreements	1,947	4,449
Royalty and consulting agreements	413	413
	45,169	47,576
Accumulated Amortization:
Routes	(27,739)	(24,302)
Non-compete agreements	(1,175)	(3,587)
Royalty and consulting agreements	(249)	(229)
	(29,163)	(28,118)
Collection routes and contracts, less accumulated amortization	$ 16,006	$ 19,458

Amortization expense for the three years ended January 1, 2005, January 3, 2004, and December 28, 2002, was approximately $3,879,000, $4,166,000, and $4,280,000, respectively. Amortization expense for the next five fiscal years is estimated to be $3,897,000, $3,659,000, $3,624,000, $3,447,000 and $1,358,000.

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

(9)	Net Income Per Common Share
Basic income per common share is computed by dividing net earnings or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the year. Diluted income per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares (stock options) determined using the treasury stock method, based on the average market price exceeding the exercise price of the stock options.

	Net Income per Common Share (in thousands)
	January 1, 2005			January 3, 2004			December 28, 2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$14,268	63,840	$0.22	$18,079	62,588	$0.29	$9,290	45,003	$0.21
Income/(loss) from discontinued operations, net of tax	(376)	-	-	112	-	-	(327)	-	(0.01)
Net income	13,892	63,840	0.22	18,191	62,588	0.29	8,963	45,003	0.20
Less: Preferred dividends and accretion	-	-	-	(101)	-	-	(994)	-	(0.02)
Basic: Income applicable to common shareholders	13,892	63,840	0.22	18,090	62,588	0.29	7,969	45,003	0.18
Effect of Dilutive Securities Add: Option shares in the money	-	1,079	-	-	1,120	-	-	1,280	-
Less: Proforma treasury shares	-	(456)	-	-	(520)	-	-	(706)	-
Diluted: Income available to common shareholders	$13,892	64,463	$0.22	$18,090	63,188	$0.29	$7,969	45,577	$0.18

For Fiscal 2004, 2003 and 2002, respectively, 195,879, 233,674 and 1,637,430 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

The following table illustrates the effect on net income and income per share if the fair value based method, net of applicable taxes, had been applied to all outstanding and invested awards in each period.

	January 1, 2005		January 3, 2004		December 28, 2002
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Report net income applicable to common shareholders	$13,892	$0.22	$18,090	$0.29	$7,969	$0.18
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(569)	(0.01)	(622)	(0.01)	(122)	(0.01)
Pro forma	$13,323	$0.21	$17,468	$0.28	$7,847	$0.17

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $3.56, $1.96 and $0.63, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted assumptions:

	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate, weighted average	3.86%	3.45%	5.02%
Expected life	10 years	10 years	10 years
Expected annual volatility	98.64-109.09%	62.41-109.09%	59.95-109.09%

(11)	Statements of Cash Flows
The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.
(12)	Use of Estimates
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

(13)	Impairment of Long-Lived Asseets and Long-Lived Assets to be Disposed Of
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

Effective December 31, 2000 (the first day of Fiscal 2001), the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company has designated its natural gas swap agreements as cash flow hedges and such agreements qualify for hedge accounting under SFAS 133.
As of January 1, 2005, the Company was party to fixed for float swap agreements for the purchase of natural gas. At January 1, 2005, the fair value of the Company’s positions in these swap agreements was a liability of approximately $0.3 million. The Company’s positions in these swap agreements were settled during January and February 2005.

A summary of the derivative adjustment recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the twelve-month period ended January 1, 2005 follows (in thousands):

Derivative adjustment included in accumulated other comprehensive loss at January 3, 2004	$ -
Net change arising from current period hedging transactions	428
Reclassifications into earnings	(109)
Accumulated other comprehensive loss at January 1, 2005 (a)	$ 319

(a)	Reported as accumulated other comprehensive loss of approximately $0.2 million recorded net of taxes of approximately $0.1 million.

A summary of the gains and losses recognized in earnings during the year ended January 1, 2005 follows (in thousands):

Loss to factory operating expenses related to natural gas swap agreements (effective portion)	$ 109
Loss to other expenses related to natural gas swap agreements (ineffective portion)	9
Total reclassifications into earnings for the year ended January 1, 2005	$ 118

At January 1, 2005, the Company has forward purchase agreements in place for purchases of approximately $2.5 million of natural gas for the months of January through April 2005.

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
Certain other reclassifications of amounts previously reported have been made to the Fiscal 2002 and Fiscal 2003 consolidated financial statements to conform the presentation for each year.
(19)	Discontinued Operations
At a scheduled meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operations at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations, as discussed elsewhere herein.

On October 18, 2002, the Company sold the Company’s Linkwood, Maryland rendering plant to a third party purchaser for cash consideration of $4.3 million, net of applicable costs of selling the plant location. Results of operations of the Linkwood facility were previously included in results of the Company’s rendering segment, and have been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations, as discussed elsewhere herein.

(2)	FINANCING

(a)	Refinancing - Senior Credit Agreement

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At January 1, 2005, the interest rate for $18.25 million of the term loan balance was based upon a three-month LIBOR rate of 2.08% per annum, plus a margin of 2.5% per annum for a total of 4.58% per annum. The interest rate on the remaining $1.25 million balance of the term loan was based upon a prime rate of 5.25% per annum plus a margin of 1.25% per annum for a total of 6.5% per annum.

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

On December 31, 2003, the Company issued Senior Subordinated Notes in the principal amount of $35,000,000 and applied the net proceeds of such issuance to reduce the outstanding term loan portion of its prior Amended and Restated Credit Agreement executed on May 13, 2002. The Senior Subordinated Notes have a term of six years, maturing on December 31, 2009. Beginning June 1, 2006, the Company may prepay the outstanding principal amount of the Senior Subordinated Notes in whole or in part, plus accrued and unpaid interest, plus a prepayment fee of 5.5%, which declines each year after this date. Interest accrues on the outstanding principal balance of the Senior Subordinated Notes at an annual rate of 12% that is payable quarterly in arrears. Restrictive covenants in the Senior Subordinated Notes permit the Company, within limitations defined in the Senior Subordinated Notes, to incur additional indebtedness and to pay cash dividends.

The Company’s new Senior Credit Agreement, Senior Subordinated Notes, and prior Amended and Restated Credit Agreement consisted of the following elements at January 1, 2005 and January 3, 2004, respectively (in thousands):

	January 1, 2005	January 3, 2004
Senior Credit Agreement:
Term Loan:	$ 19,500	-
Revolving Credit Facility:
Maximum availability	$ 50,000	-
Borrowings outstanding	-	-
Letters of credit issued	13,700	-
Availability	$ 36,300	-
Senior Subordinated Notes Payable:	$ 35,000	$ 35,000
Prior Amended and Restated Credit Agreement:
Term Loan:
Contractual amount	-	$ 18,266
SFAS 15 effect	-	2,303
Carrying amount	-	$20,569
Revolving Credit Facility:
Maximum availability	-	$ 17,337
Borrowings outstanding	-	-
Letters of credit issued	-	10,450
Availibility	-	$ 6,887

Substantially all of the Company's assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement.

(3)	INVENTORIES
A summary of inventories follows (in thousands):
	January 1, 2005	January 3, 2004
Finished product	$ 4,099	$ 6,030
Supplies and other	1,901	1,534
	$ 6,000	$ 7,837

(4)	PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment follows (in thousands):
	January 1, 2005	January 3, 2004
Land	$ 9,552	$ 9,099
Buildings and improvements	28,627	27,499
Machinery and equipment	159,794	151,986
Vehicles	43,175	44,942
Construction in process	603	799
	241,751	234,325
Accumulated depreciation	(166,353)	(161,051)
	$ 75,398	$ 73,274

(5)	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets held for sale consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Petaluma, CA	$ 497	$ 497
Tyler, TX	183	183
Sunnyside, WA	133	-
London, Canada	24	-
Billings, MT	-	421
Oklahoma City, OK	-	59
	$ 837	$ 1,160

Assets held for sale are carried at the lower of cost, less accumulated depreciation or fair value. The assets are expected to be sold within the next 12 months and, accordingly, are classified as current assets. These assets were previously utilized in rendering operations.

At a meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operation at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations. Revenue, costs and expenses, net of applicable taxes of the London location are as follows (in thousands):

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$ 685	$ 1,162	$ 1,093
Cost of sales and operating expenses	572	886	843
Selling, general and administrative	248	163	125
Depreciation and amortization	6	9	11
Total costs and expenses	826	1,058	979
Operating and pretax loss, now classified as loss from discontinued operations	(141)	104	114
Other income/(expense)	(442)	22	(6)
Income/(loss) before income taxes	(583)	126	108
Income tax (expense)/benefit	207	(14)	(32)
Income/(loss) from discontinued operations, net of tax	$ (376)	$ 112	$ 76

On October 18, 2002, the Company sold the Company’s Linkwood, Maryland rendering plant to a third party purchaser for cash consideration of $4.3 million, net of applicable costs of selling the plant location. Results of operations of the Linkwood facility were previously included in results of the Company’s rendering segment, and have been reclassified to Loss from Discontinued Operations in the accompanying consolidated statements of operations. Revenues, costs and expenses, net of applicable taxes, of the Linkwood location are as follows (in thousands):

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$ -	$ -	$ 8,371
Cost of sales and operating expenses	-	-	7,565
Selling, general and administrative	-	-	282
Depreciation and amortization	-	-	1,270
Total costs and expenses	-	-	9,117
Operating and pretax loss, now classified as loss from discontinued operations	-	-	(746)
Other income/(expense)	-	-	-
Loss before income taxes	-	-	(746)
Income tax benefit	-	-	343
Loss from discontinued operations, net of tax	$ -	$ -	$ (403)

(6)	ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Compensation and benefits	$ 9,053	$ 6,796
Utilities and sewage	2,946	3,036
Accrued income, ad valorem and franchise taxes	2,551	2,532
Reserve for self insurance,litigation, environmental, and tax matters (Note 14)	5,733	4,988
Non-compete agreements	156	176
Other accrued expense	7,537	6,574
Insurance	29	30
	$ 28,005	$ 24,132

(7)	LEASES
The Company leases four plants and storage locations, three office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 1, 2005, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2005	$ 5,745
2006	3,830
2007	3,398
2008	2,847
2009	1,998
Thereafter	10,041
Total	$27,859

Rent expense for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 was $4.8 million, $4.8 million and $4.2 million, respectively.

(8)	DEBT
Debt consists of the following (in thousands):

	January 1, 2005	January 3, 2004
Senior Credit Agreement (Note 2):
Revolving Credit Facility	$ -	$ -
Term Loan	19,500	-
Senior Subordinated Notes	35,000	35,000
Prior Amended and Restated Credit Agreement (Note 2):
Revolving Credit Facility	-	-
Term Loan	-	20,569
Other Notes	58	108
	54,558	55,677
Less Current Maturities	5,030	7,489
	$49,528	$48,188

        Maturities of long-term debt at January 1, 2005 follow (in thousands):

Contractual Debt Amount
2005	$ 5,030
2006	5,026
2007	5,002
2008	4,500
2009 and thereafter	35,000
$54,558

Under the terms of the prior Amended and Restated Credit Agreement, 35% of the excess cash flow (as defined by the Credit Agreement) in Fiscal 2003 was due to the lenders in Fiscal 2004. Included in current maturities of long-term debt at January 3, 2004, is $3.5 million under this provision of the prior Amended and Restated Credit Agreement.

Under the terms of the new Senior Credit Agreement, $5.0 million included in current maturities of debt at January 1, 2005, will be due during Fiscal 2005, consisting of scheduled installment payments of $1.25 million due each quarter.

(9)	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Accrued pension liability	$11,727	$ 8,537
Reserve for self insurance, litigation, environmental and tax mattters (Note 14)	8,106	7,358
Liabilities associated with acquisitions and noncompete agreements	364	188
	$20,197	$16,083

The Company sponsors a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain employees. The Company accounts for this plan in accordance with SFAS No. 106 and the effect on the Company’s financial position and results of operations is immaterial.

(10)	INCOME TAXES
Income tax expense/(benefit) attributable to income/(loss) from continuing operations before income taxes consists of the following (in thousands):

	January 1, 2005	January 3, 2004	December 28, 2002
Current:
Federal	$ 7,265	$ 7,452	$ 4,530
State	1,201	1,462	434
Foreign	-	-	-
Deferred:
Federal	779	1,718	2,187
	$ 9,245	$ 10,632	$ 7,151

Income tax expense/(benefit) for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, differed from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income/(loss) from continuing operations before income taxes as a result of the following (in thousands):

	January 1, 2005	January 3, 2004	December 28, 2002
Computed "expected" tax expense/(benefit)	$8,230	$10,049	$5,754
State income tax	729	866	426
Tax benefits related to January 1, 1994 valuation allowance	-	-	2,247
Change in valuation allowance	(334)	-	(688)
IRS tax settlement	-	-	(490)
Other, net	620	(283)	(98)
	$9,245	$10,632	$7,151

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2005 and January 3, 2004 are presented below (in thousands):

	January 1, 2005	January 3, 2004
Deferred tax assets:
Net operating loss carryforwards	$22,683	$22,898
Recapitalization effects of SFAS 15	-	875
Loss contingency reserves	3,941	3,303
Other	6,889	5,319
Total gross deferred tax assets	33,513	32,395
Less valuation allowance	(20,257)	(20,591)
Net deferred tax assets	13,256	11,804
Deferred tax liabilities:
Collection routes and contracts	(2,511)	(3,311)
Property, plant and equipment	(10,926)	(8,752)
Other	(217)	(682)
Total gross deferred tax liabilities	(13,654)	(12,745)
	$ (398)	$ (941)

The valuation allowance for deferred tax assets as of January 1, 2005 and January 3, 2004 was $20,257,000 and $20,591,000, respectively. The net change in the total valuation allowance was a decrease of $334,000 for the year ended January 3, 2004 due to the reversal of temporary differences during the year.

At January 1, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $59,494,000 expiring through 2020. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization (see Note 2), the Company believes utilization of its net operating loss carryforwards is limited to approximately $687,000 per year for the remaining life of the net operating losses.

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

The 1993 Flexible Stock Option Plan also terminated and all outstanding options were cancelled as of such date. The 1994 Employee Flexible Stock Option Plan provides for the granting of stock options to key officers and salaried employees of the Company and its subsidiaries. Options to purchase common stock were granted at a price approximating fair market value at the date of grant. Options granted under the plan expire ten years from the date of grant. Vesting occurs on each anniversary of the grant date as defined in the specific option agreement during the period of employment. The plan also provides for the acceleration of vesting or upon specified changes in control. At January 1, 2005, the number of options available for issue were 4,977 shares under the 1994 Employee Flexible Stock Option Plan.

The Non-Employee Directors Stock Option Plan provides for the granting of options to non-employee directors of the Company. As of January 1, 2005, options to purchase 519,000 shares of common stock had been granted pursuant to this plan, of which 127,000 options remain outstanding. The options have a term of ten years from the date of grant and may be exercised at a price of $0.800 — $9.042 per share (market value at the date of grant). The options vest 25% six months after the grant date and 25% on each anniversary date thereafter. At January 1, 2005, the number of options available for issue were 216,750 shares under the Non-Employee Directors Stock Option Plan.

A summary of transactions for all stock options granted follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 29, 2001	3,025,865	0.50-9.04	2.08
Granted	28,000	0.56-0.80	0.68
Exercised	(8,000)	0.56-0.56	0.56
Canceled	(128,700)	0.50-9.04	5.11
Options outstanding at December 28, 2002	2,917,165	0.50-9.04	1.93
Granted	516,000	1.96-2.30	2.13
Exercised	(1,351,792)	0.50-2.86	1.61
Canceled	(727,838)	0.50-9.042	3.72
Options outstanding at January 3, 2004	1,353,535	0.50-9.042	1.77
Granted	200,000	2.86-4.02	3.92
Exercised	(264,106)	0.50-1.99	0.62
Canceled	(14,460)	0.50-0.50	0.50
Options outstanding at January 1, 2005	1,274,969	0.50-9.042	2.18
Options exercisable at January 1, 2005	735,604	0.50-9.042	2.10

At January 1, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50-$9.042 and 7.3 years, respectively.

The following table summarizes information about the stock options outstanding at January 1, 2005:

Grant Year	Number of Shares Outstanding	Exercise Price per Share Range
1995	36,000	$5.917-$8.833
1996	15,000	$9.042
1997	15,000	$8.667
1998	15,000	$7.375
1999	8,000	$1.813-$2.625
2000	20,350	$0.5-$1.625
2001	439,619	$0.50
2002	12,000	$0.80
2003	514,000	$1.96-$2.30
2004	200,000	$2.86-$4.02
	1,274,969

At January 1, 2005 and January 3, 2004, the number of options exercisable was 735,604 and 709,505, respectively, and the weighted-average exercise price of those options was $2.10 and $2.04, respectively.

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2004 and 2003) (in thousands):

	January 1, 2005	January 3, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$62,718	$54,064
Service cost	1,752	1,432
Interest cost	3,985	3,824
Amendments	180	109
Actuarial loss	5,878	5,987
Benefits paid	(2,875)	(2,698)
Benefit obligation at end of period	71,638	62,718
Change in plan assets:
Fair value of plan assets at beginning of period	47,327	43,655
Actual return on plan assets	4,886	6,370
Employer contribution	1,318	-
Benefits paid	(2,875)	(2,698)
Fair value of plan assets at end of period	50,656	47,327
Funded status	(20,982)	(15,391)
Unrecognized actuarial loss	18,466	14,305
Unrecognized prior service cost	823	781
Net amount recognized	$ (1,693)	$ (305)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$ (13,601)	$ (9,013)
Intangible asset	823	781
Accumulated other comprehensive income (a)	11,085	7,927
Net amount recognized	$ (1,693)	$ (305)

(a)	Reported as net accumulated other comprehensive loss of $7.1 million, net of cumulative taxes of $4.0 million at January 1, 2005.

The Company has recorded a minimum liability of $13.6 million and $9.0 million at January 1, 2005 and January 3, 2004, respectively, related to the excess of the accumulated benefit obligations associated with its pension plans over the fair value of the plans’ assets.

The accumulated benefit obligation for all defined benefit pension plans was $64.3 million and $56.3 million at January 1, 2005 and January 3, 2004, respectively.

	January 1, 2005	January 3, 2004
Projected benefit obligation	$71,638	$62,718
Accumulated benefit obligation	64,257	56,340
Fair value of plan assets	50,656	47,327

Net pension cost includes the following components (in thousands):

	January 1, 2005	January 3, 2004	December 28, 2002
Service cost	$1,752	$1,432	$1,332
Interest cost	3,985	3,824	3,614
Expected return on plan assets	(4,038)	(3,704)	(4,187)
Net amortization and deferral	1,007	790	511
Net pension cost	$2,706	$2,342	$1,270

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company’s proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans’ net assets is not available. The cost of such plans amounted to $1.8 million, $1.7 million, and $1.4 million for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

Weighted average assumptions used to determine benefit obligations were:

	January 1, 2005	January 3, 2004	December 28, 2002
Discount rate	6.00%	6.50%	7.25%
Rate of compensation increase	4.66%	4.62%	5.16%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 1, 2005	January 3, 2004	December 28, 2002
Discount rate	6.50%	7.25%	7.50%
Rate of increase in future compensation levels	4.62%	5.16%	5.16%
Expected long-term rate of return on assets	8.75%	8.75%	9.25%

Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long term rate of return. Historical returns are also considered, over the long term time horizon, in determining the expected return. Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years having strong double digit returns, including 2003, along with several years of single digit losses, it is reasonable to expect a long-term rate of return of 8.75% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at January 1, 2005 and January 3, 2004, by asset category, are as follows:

	Plan Assets at
Asset Category	January 1, 2005	January 3, 2004
Equity Securities	61.9%	58.0%
Debt Securities	38.1%	42.0%
Real Estate	-	-
Other	-	-
Total	100.0%	100.0%

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective. The strategic asset allocation is based on this long-term perspective. However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity. Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.

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

Based on current actuarial estimates, the Company expects to contribute $1.9 million to its pension plan in Fiscal 2005 in order to meet funding requirements, which is included in current accrued expenses on the Company’s balance sheet at January 1, 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2005	$ 3,087
2006	$ 3,211
2007	$ 3,429
2008	$ 3,741
2009	$ 3,931
Years 2010 - 2014	$26,301

(13)	CONCENTRATION OF CREDIT RISK
Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2004, 2003 and 2002.

(14)	CONTINGENCIES
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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At January 1, 2005 and January 3, 2004, the reserve for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $13.9 million and $12.4 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

Business Segment Net Revenues (in thousands):
	January 1, 2005	January 3, 2004	December 28, 2002
Rendering:
Trade	$201,138	$214,189	$176,057
Intersegment	26,082	28,339	31,933
	227,220	242,528	207,990
Restaurant Services:
Trade	119,091	109,078	85,002
Intersegment	11,300	12,838	9,309
	130,391	121,916	94,311
Eliminations	(37,382)	(41,177)	(41,242)
Total	$320,229	$323,267	$261,059

Business Segment Profit/(Loss) (in thousands):
	January 1, 2005	January 3, 2004	December 28, 2002
Rendering	$30,982	$26,284	$22,330
Restaurant Services	20,723	23,542	17,229
Corporate Activities	(30,678)	(29,384)	(23,861)
Interest expense	(6,759)	(2,363)	(6,408)
Income from continuing operations	$14,268	$18,079	$ 9,290

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of “Fresh Start Reporting” is not considered in the measure of operating segment profit/(loss) and is included in Corporate Activities.

During the first quarter of Fiscal 2004, the Company increased the allocation of plant selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of approximately $2.5 million of expense allocated to this segment during Fiscal 2004.

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

Business Segment Assets (in thousands):
	January 1, 2005	January 3, 2004
Rendering	$ 46,995	$ 52,931
Restaurant Services	15,355	13,853
Combined Rendering/Restaurant Services	63,894	67,291
Corporate Activities	56,565	40,574
Total	$182,809	$174,649

Business Segment Property, Plant and Equipment (in thousands):
	January 1, 2005	January 3, 2004	December 28, 2002
Depreciation and amortization:
Rendering	$ 7,459	$ 8,019	$ 7,998
Restaurant Services	2,990	2,951	4,321
Corporate Activities	4,775	4,154	4,096
Continuing operations	15,224	15,124	16,415
Discontinued operations	6	9	1,281
Total	$15,230	$15,133	$17,696
Capital expenditures:
Rendering	$ 1,045	$ 827	$ 1,184
Restaurant Services	213	224	434
Combined Rendering/Restaurant Services	10,675	8,766	10,898
Corporate Activities	1,379	1,769	917
Continuing operations	13,312	11,586	13,433
Discontinued operations	-	-	654
Total	$13,312	$11,586	$14,087

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries. Geographic Area Net Trade Revenues (in thousands):
	January 1, 2005	January 3, 2004	December 28, 2002
United States	$241,635	$212,661	$171,576
Mexico	35,223	23,754	19,046
China	11,335	7,510	7,839
Japan	2,960	1,454	1,831
Korea	2,702	1,314	5,181
England	1,481	2,498	1,839
Egypt	942	1,011	987
Indonesia	70	5,606	4,873
Thailand	-	5,472	7,558
Morocco	-	1,697	-
Other Pacific Rim	-	1,545	1,259
Malaysia	-	924	344
Taiwan	-	299	472
Venezuela	-	-	6,069
Other/brokered	23,881	57,522	32,185
Total	$320,229	$323,267	$261,059

Other/brokered trade revenues represent finished product sales for which the ultimate destination is not monitored and cannot be determined with certainty.

(16)	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                                 Year Ended January 1, 2005
                                                 -------------------------------------------------------------
                                                     First         Second            Third            Fourth
                                                  Quarter (a)    Quarter (b)       Quarter(c)        Quarter
                                                 ------------   ------------      -----------       ----------
        Net sales                                   $77,540        $91,257           $80,048         $71,384
        Operating income                              6,687         11,024             9,408           3,452
        Income from continuing operations             3,914          4,447             4,569           1,338
        Income/(loss) from discontinued operations       21             19                13            (429)
        Net income                                    3,935          4,466             4,582             909
        Basic earnings per share                       0.06           0.07              0.07            0.01
        Diluted earnings per share                     0.06           0.07              0.07            0.01

                                                                 Year Ended January 3, 2004
                                                 -------------------------------------------------------------
                                                     First          Second            Third           Fourth
                                                    Quarter        Quarter           Quarter        Quarter(d)
                                                 ------------   ------------      -----------       ----------
        Net sales                                  $68,318         $78,207           $80,495         $96,247
        Operating income                             5,395           5,972             5,615          10,178
        Income from continuing operations            3,400           3,142             2,705           8,832
        Income from discontinued operations             19              38                23              32
        Net income                                   3,419           3,180             2,728           8,864
        Basic earnings per share                      0.05            0.05              0.04            0.14
        Diluted earnings per share                    0.05            0.05              0.04            0.14
(a)	Included in net income and income from continuing operations in the first quarter of Fiscal 2004 is a gain on early retirement of debt of $1.3 million.
(b)	Included in net income and income from continuing operations in the second quarter of Fiscal 2004 is a loss on redemption of preferred stock of $1.7 million.
(c)	Included in net income and income from continuing operations in the third quarter of Fiscal 2004 is a settlement with certain insurers of $2.8 million.
(d)	Included in net income and income from continuing operations in the fourth quarter of Fiscal 2003 is a gain on early retirement of debt of $4.1 million.

(17)	NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affected accounting for the Company’s 100,000 shares of preferred stock outstanding, which was issued in May, 2002, had a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was part of the Company’s recapitalization in May 2002, discussed in Note 2 to the consolidated financial statements, and elsewhere, herein. The Company’s preferred stock contained a mandatory redemption feature which would have required redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion included in interest expense in Fiscal 2004 were approximately $0.3 million. During the second quarter of Fiscal 2004, the Company redeemed the preferred stock outstanding at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million.

In November, 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Accounting for Inventory Costs, which amends Accounting Research Bulletin No. 43, related to Inventory Pricing. SFAS 151 will require that abnormal freight, handling costs, and amounts of wasted materials be treated as current period costs, and will no longer permit these costs to be capitalized as inventory costs on the balance sheet. SFAS 151 will be effective for inventory costs incurred during annual periods beginning after June 15, 2005 (the first day of Fiscal 2006). Adoption of SFAS 151 is not expected to result in a material impact to the Company’s financial statements.

In December, 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Shared Based Payment: an amendment of FASB Statements No. 123 and No. 95. SFAS 123R will require that companies recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees as of the grant date. SFAS 123R will be effective for interim or annual periods beginning after June 15, 2005 (the first day of the third quarter of Fiscal 2005). Adoption of SFAS 123R is expected to result in additional compensation expense to the Company, net of applicable taxes, of approximately $0.4 million in Fiscal 2005, approximately $0.1 million in Fiscal 2006, and less than $0.1 million each year in Fiscal 2007 and Fiscal 2008. Future estimates of option-based compensation expense are based upon outstanding options currently held by employees and directors, expected vesting periods, and upon the historic option pricing model used by the Company for valuation of options-based compensation expense and does not take into account the impact of subsequent issuance of options after January 1, 2005 which may occur.

In December, 2004, the FASB issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”) related to Exchanges of Non-monetary Assets, an amendment to APB Opinion No. 29, which removes the exceptions for recording exchanges at other than fair value for the exchange of similar productive assets and replaces it with a general exception only for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary exchanges occurring in the fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact to the Company’s financial statements.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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
                                              Beginning        Costs and                                      End of
                Description                   of Period         Expenses        Other        Deductions       Period
------------------------------------------------------------------------------------------------------------------------

Accumulated amortization of
collection routes and contracts:

   Year ended January 1, 2005                  $ 28,118         $ 3,879        $    -          $ 2,834      $ 29,163
                                               ========         =======        ======          =======      ========

   Year ended January 3, 2004                  $ 23,956         $ 4,166        $    -          $     4      $ 28,118
                                               ========         =======        ======          =======      ========

   Year ended December 28, 2002                $ 22,139         $ 4,280        $    -          $ 2,463      $ 23,956
                                               ========         =======        ======          =======      ========

Accumulated amortization of goodwill:

   Year ended January 1, 2005                  $  1,077         $    -         $    -          $    -       $  1,077
                                               ========         =======        ======          =======      ========

   Year ended January 3, 2004                  $  1,077         $    -         $    -          $    -       $  1,077
                                               ========         =======        ======          =======      ========

   Year ended December 28, 2002                $  1,077         $    -         $    -          $    -       $  1,077
                                               ========         =======        ======          =======      ========

Reserve for bad debts:

   Year ended January 1, 2005                  $    626         $   426        $    -          $   295      $    757
                                               ========         =======        ======          =======      ========

   Year ended January 3, 2004                  $    628         $   549        $    -          $   551      $    626
                                               ========         =======        ======          =======      ========

   Year ended December 28, 2002                $    467         $   416        $    -          $   255      $    628
                                               ========         =======        ======          =======      ========

Deferred tax valuation allowance:

   Year ended January 1, 2005                  $ 20,591         $    -         $    -          $   334      $ 20,257
                                               ========         =======        ======          =======      ========

   Year ended January 3, 2004                  $ 20,591         $    -         $    -          $    -       $ 20,591
                                               ========         =======        ======          =======      ========

   Year ended December 28, 2002                $ 21,279         $    -         $    -          $  688       $ 20,591
                                               ========         =======        ======          =======      ========

Note:  Deductions consist of retirements of accumulated amortization (and the related intangible asset), write-offs of uncollectable accounts receivable, and reductions of the deferred tax valuation allowance.

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

        Management Report on Internal Control over Financial Reporting appears on page 41 of this report.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to items 401 and 405 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

        The Company has adopted the Darling International Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel. The Company has not granted any waivers to the Code of Conduct to date.

ITEM 11.        EXECUTIVE COMPENSATION

        The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will appear in the section entitled “Independent Public Accountants” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

(2)	The following financial statement schedule is included in Item 8.

II - Valuation and Qualifying Accounts Three years ended January 1, 2005	73

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

            10.17    Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4,
                     1999 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 31, 2000 and
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

            10.20    Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling
                     International Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company's Quarterly
                     Report on form 10-Q filed August 12, 2003).

            10.21    Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as
                     Lessor (filed as Exhibit 10.6 to the Company's Quarterly Report on form 10-Q filed August 12,
                     2003).

            10.22    Lease, dated November 24, 2003, between the Company and the Port of Tacoma (filed herewith).

            10.23    Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other
                     Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General
                     Electric Capital Corporation and Comerica Bank.

            10.24    Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital
                     Corporation.

            10.25    Trademark Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement ,and General Electric
                     Capital Corporation.

            10.26    Patent Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital
                     Corporation.

            10.27    Copyright Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric
                     Capital Corporation.

            10.28    Pledge Agreement, dated as of April 2, 2004, between Darling International Inc. and General
                     Electric Capital Corporation.

            10.29    Note Purchase Agreement, dated as of December 31, 2003, by and among Darling International Inc., the Guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to the Company's Current Report on
                     Form 8-K filed January 8, 2004, and incorporated herein by reference).

            14       Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company's Annual Report on Form 10-K filed
                     March 26, 2004).

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

DARLING INTERNATIONAL INC.

By: /s/ Randall C. Stuewe
Randall C. Stuewe Chairman of the Board and Chief Executive Officer
Date: March 17, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 17, 2005
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President -	March 17, 2005
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	March 17, 2005
O. Thomas Albrecht

/s/ Kevin S. Flannery	Director	March 17, 2005
Kevin S. Flannery

/s/ Fredric J. Klink	Director	March 17, 2005
Fredric J. Klink

/s/ Charles Macaluso	Director	March 17, 2005
Charles Macaluso

/s/ Richard A. Peterson	Director	March 17, 2005
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

         10.17      Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4,
                    1999 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

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

         10.20      Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International
                    Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

         10.21      Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and
                    Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor
                    (filed as Exhibit 10.6 to the Company's Quarterly Report on form 10-Q filed August 12, 2003).

         10.22      Lease, dated November 24, 2003, between the Company and the Port of Tacoma (filed herewith).

         10.23      Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other Credit
                    Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric
                    Capital Corporation and Comerica Bank.

         10.24      Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the
                    Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation.

         10.25      Trademark Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement ,and General Electric Capital
                    Corporation.

         10.26      Patent Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation.

         10.27      Copyright Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital
                    Corporation.

         10.28      Pledge Agreement, dated as of April 2, 2004, between Darling International Inc. and General
                    Electric Capital Corporation.

         10.29      Note Purchase Agreement, dated as of December 31, 2003, by and among Darling International Inc., the Guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to the Company's Current Report on
                    Form 8-K filed January 8, 2004, and incorporated herein by reference).

         14         Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company's Annual Report on Form 10-K filed March 26, 2004).

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

         32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company.

         32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002, of John O. Muse, the Chief Financial Officer of the Company.

Consent of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Darling International Inc.:

We consent to the incorporation by reference in the registration statements on Form S-3 (No. 33-79478) and Form S-8 (Nos. 33-99868 and 33-99866) of Darling International Inc. of our reports dated March 15, 2005, with respect to the consolidated balance sheets of Darling International Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of January 1, 2005, and the effectiveness of internal control over financial reporting as of January 1, 2005, which reports appear in the January 1, 2005 annual report on Form 10-K of Darling International Inc.

Our report on the consolidated financial statements refers to a change in the method of accounting for redeemable preferred stock in 2003.

KPMG LLP

Dallas, TX
March 17, 2005