Form 10-Q
period 2005-04-02
DARLING INTERNATIONAL INC
filed 2005-05-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 2, 2005

OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

Commission File Number 0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
251 O'Connor Ridge Blvd., Suite 300 Irving, Texas (Address of principal executive offices)	75038 (Zip Code)

Registrant's telephone number, including area code: (972) 717-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     /X/             No    /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     /X/             No    /   /

There were 63,914,336 shares of common stock, $0.01 par value, outstanding at May 4, 2005.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 2, 2005

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

PART II:    OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	31
Signatures	32

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 2, 2005 and January 1, 2005
(in thousands, except shares and per share data)

                                                                        April 2,     January 1,
                                                                          2005          2005
                                                                      -----------    ----------
                                                                      (unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents ...................................      $ 38,617     $ 37,249
     Restricted cash .............................................         2,370        2,379
     Accounts receivable .........................................        23,520       26,675
     Inventories .................................................         7,591        6,000
     Prepaid expenses ............................................         3,252        3,740
     Deferred income taxes .......................................         4,224        4,080
     Assets held for sale ........................................           833          837
     Other .......................................................             6           13
                                                                         -------      -------
               Total current assets ..............................        80,413       80,973

Property, plant and equipment, less accumulated depreciation
   of $168,238 at April 2, 2005 and $166,353 at January 1, 2005 ..        75,671       75,398
Collection routes and contracts, less accumulated amortization of
   $30,132 at April 2, 2005 and $29,163 at January 1, 2005 .......        15,041       16,006
Goodwill, less accumulated amortization of $1,077 at April 2, 2005
   and January 1, 2005 ...........................................         4,429        4,429
Deferred loan costs ..............................................         3,375        3,565
Other assets .....................................................         2,712        2,438
                                                                         -------      -------
                                                                        $181,641     $182,809
                                                                         =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt ...........................      $  5,029     $  5,030
     Accounts payable, principally trade .........................         8,363        8,144
     Accrued expenses ............................................        29,291       28,005
     Accrued interest ............................................            57          192
                                                                         -------      -------
               Total current liabilities .........................        42,740       41,371

Long-term debt, net ..............................................        47,022       49,528
Other non-current liabilities ....................................        20,332       20,197
Deferred income taxes ............................................         3,190        4,478
                                                                         -------      -------
               Total liabilities .................................       113,284      115,574
                                                                         -------      -------
Stockholders' equity:
     Common stock, $0.01 par value; 100,000,000 shares authorized;
        63,925,336 and 63,918,346 shares issued and outstanding at
        April 2, 2005 and at January 1, 2005, respectively .......           639          639
     Additional paid-in capital ..................................        77,396       77,393
     Treasury stock, at cost;  21,000 shares at April 2, 2005 and
        January 1, 2005 ..........................................          (172)        (172)
     Accumulated other comprehensive loss ........................        (7,134)      (7,331)
     Accumulated deficit .........................................        (2,372)      (3,294)
                                                                         -------      -------
               Total stockholders' equity ........................        68,357       67,235
                                                                         -------      -------
Commitments and contingencies ....................................      $181,641     $182,809
                                                                         =======      =======

    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 2, 2005 and April 3, 2004
(in thousands, except per share data)
(unaudited)

                                                                   April 2,       April 3,
                                                                     2005           2004
                                                                  ----------     ----------

Net sales                                                          $71,353         $77,540

Costs and expenses:
     Cost of sales and operating expenses                           56,109          58,094
     Selling, general and administrative expenses                    8,700           8,987
     Depreciation and amortization                                   3,771           3,772
                                                                   -------         -------
               Total costs and expenses                             68,580          70,853
                                                                   -------         -------
               Operating income                                      2,773           6,687
                                                                   -------         -------

Other income/(expense):
     Interest expense                                               (1,584)         (1,760)
     Other, net                                                        200           1,395
                                                                   -------         -------
               Total other income/(expense)                         (1,384)           (365)
                                                                   -------         -------

Income from continuing operations before income taxes                1,389           6,322
Income taxes                                                           473           2,408
                                                                   -------         -------
     Income from continuing operations                                 916           3,914

Income from discontinued operations, net of tax                          6              21
                                                                   -------         -------
Net income                                                         $   922         $ 3,935
                                                                   =======         =======

Basic and diluted income per share:
     Continuing operations                                         $  0.01         $  0.06
     Discontinued operations                                             -               -
                                                                   -------         -------
               Total                                               $  0.01         $  0.06
                                                                   =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 2, 2005 and April 3, 2004
(in thousands)
(unaudited)

                                                                                April 2,         April 3,
                                                                                  2005             2004
                                                                              -----------       ----------
Cash flows from operating activities:
     Income from continuing operations                                           $   916          $ 3,914
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
             Depreciation and amortization                                         3,771            3,772
             Gain on disposal of property, plant, equipment and other assets        (132)            (257)
             Gain on early extinguishment of debt                                      -           (1,306)
             Deferred taxes                                                       (1,432)               -
             Changes in operating assets and liabilities:
                  Restricted cash                                                      9                9
                  Accounts receivable                                              3,155            1,653
                  Inventories and prepaid expenses                                (1,103)             (25)
                  Accounts payable and accrued expenses                            1,505              226
                  Accrued interest                                                  (135)            (283)
                  Other                                                              282             (129)
                                                                                --------         --------
                      Net cash provided by continuing operating activities         6,836            7,574
                      Net cash provided by discontinued operations                     6               23
                                                                                --------         --------
                           Net cash provided by operating activities               6,842            7,597
                                                                                --------         --------

Cash flows from investing activities:
     Capital expenditures                                                         (3,118)          (1,514)
     Intangible expenditures                                                          (4)               -
     Gross proceeds from disposal of property, plant and equipment
        and other assets                                                             178              349
                                                                                --------         --------
                     Net cash used by investing activities                        (2,944)          (1,165)
                                                                                --------         --------

Cash flows from financing activities:
     Proceeds from debt                                                                -           92,302
     Payments on debt                                                             (2,507)         (85,820)
     Deferred loan costs                                                              (7)            (112)
     Contract payments                                                               (19)             (95)
     Issuance of common stock                                                          3               80
                                                                                --------         --------
                     Net cash provided/(used) by financing activities             (2,530)           6,355
                                                                                --------         --------
Net increase in cash and cash equivalents                                          1,368           12,787
Cash and cash equivalents at beginning of period                                  37,249           24,803
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 38,617         $ 37,590
                                                                                ========         ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                              $  1,519         $  1,761
                                                                                ========         ========
          Income taxes, net of refunds                                          $    205         $  1,366
                                                                                ========         ========

              The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 2, 2005
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 2, 2005 and April 3, 2004 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of April 2, 2005, and include the 13 weeks ended April 2, 2005, and the 13 weeks ended April 3, 2004.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
	April 2, 2005			April 3 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$916	63,901	$0.01	$3,914	63,721	$0.06
Income from discontinued operations, net of tax	6		-	21		-
Basic: Net income	922	63,901	0.01	3,935	63,721	0.06
Effect of dilutive securities: Add: Option shares in the money		1,007			1,095
Less: Pro forma treasury shares		(341)			(512)
Diluted: Net income	$922	64,567	$0.01	$3,935	64,304	$0.06

For the three months ended April 2, 2005 and April 3, 2004, respectively, 281,000 and 95,418 outstanding stock options were excluded from diluted income per common share as the effect was not dilutive.

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

	Three Months Ended
	April 2, 2005		April 3, 2004
	Amount	Per Share	Amount	Per Share
Reported net income	$922	$0.01	$3,935	$ 0.06
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(97)	-	(82)	-
Pro forma effect	$825	$0.01	$3,853	$0.06

(e)	Discontinued Operations

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At April 2, 2005 and January 1, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $15.5 million and $13.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4)	Business Segments

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit or loss includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. During the first quarter of Fiscal 2005, the Company increased the allocation of plant operating expenses and both plant and corporate selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of $1.1 million allocated to this segment.

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

Business Segment Net Sales (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Rendering:
Trade	$44,359	$49,176
Intersegment	4,880	5,327
	49,239	54,503
Restaurant Services:
Trade	26,994	28,364
Intersegment	2,482	2,761
	29,476	31,125
Eliminations	(7,362)	(8,088)
Total	$71,353	$77,540

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Rendering	$4,502	$6,098
Restaurant Services	3,720	6,298
Corporate	(5,722)	(6,722)
Interest expense	(1,584)	(1,760)
Income from continuing operations	$ 916	$3,914

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

Business Segment Assets (in thousands):

	April 2, 2005	January 1, 2005
Rendering	$46,941	$46,995
Restaurant Services	17,123	15,355
Combined Rendering/Restaurant Services	62,303	63,894
Corporate	55,274	56,565
Total	$181,641	$182,809

(5)	Income Taxes

The Company has provided income taxes for the three-month period ended April 2, 2005 and April 3, 2004, based on its estimate of the effective tax rate for the entire 2005 and 2004 fiscal years.

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

(a)        Refinancing –Senior Credit Agreement

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At April 2, 2005, the interest rate for the $17.0 million balance of the term loan was based upon a three-month LIBOR rate of 3.05% per annum, plus a margin of 2.50% per annum for a total of 5.55% per annum.

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

On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the prior Amended and Restated Credit Agreement of approximately $18.0 million. Additional proceeds were used for other general corporate and working capital purposes. The terms of the new Senior Credit Agreement required the Company to redeem the Company’s preferred stock during the second quarter of 2004. As such, the remaining proceeds and cash on hand were used to redeem the Company’s preferred stock at face value of $10.0 million plus accumulated preferred dividends of approximately $1.2 million, for a total aggregate consideration of $11.2 million. The preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Consequently, redemption of the preferred stock and accumulated dividends resulted in a loss on extinguishment of the preferred stock of approximately $1.7 million, which was included in other expense during the second quarter of 2004.

On May 13, 2002, the Company consummated a recapitalization and executed the prior Amended and Restated Credit Agreement with its lenders. The prior Amended and Restated Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeded its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the prior Amended and Restated Credit Agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the new Senior Credit Agreement. The remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as a gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million, also extinguished upon payment of the related debt, which resulted in a net gain on early retirement of debt of approximately $1.3 million recorded in the first quarter of Fiscal 2004.

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

The Company’s new Senior Credit Agreement, Senior Subordinated Notes, and prior Amended and Restated Credit Agreement consisted of the following elements at April 2, 2005 and January 1, 2005, respectively (in thousands):

	April 2, 2005	January 1, 2005
Senior Credit Agreement:
Term Loan	$ 17,000	$ 19,500
Revolving Credit Facility:
Maximum availability	$ 50,000	$ 50,000
Borrowings outstanding	-	-
Letters of credit issued	12,072	13,700
Availability	$ 37,928	$ 36,300
Senior Subordinated Notes Payable:	$ 35,000	$ 35,000

Substantially all of the Company's assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and requires the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio, maximum leverage ratio, and minimum tangible net worth, each as defined in the new Senior Credit Agreement. The Company is currently in compliance with all of the covenants contained in the new Senior Credit Agreement. At April 2, 2005, the Company had unrestricted cash of $38.6 million, compared to unrestricted cash of $37.2 million at January 1, 2005.

(7)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

At April 2, 2005, the Company had forward purchase agreements in place for purchases of approximately $0.5 million of natural gas. These agreements have no net settlement provisions and the Company intends to take physical delivery, which it has done under similar forward purchase agreements, during Fiscal 2004 and the first three months of Fiscal 2005. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. Total comprehensive income for the three months ended April 2, 2005, and April 3, 2004, was $1.1 million and $3.9 million, respectively.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	Assets Held for Sale and Discontinued Operations

Assets held for sale consist of the following (in thousands):

	April 2, 2005	January 1, 2005
Petaluma, CA	$ 497	$ 497
Tyler, TX	183	183
Sunnyside, WA	129	133
London, Ontario Canada	24	24
	$833	$837

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next twelve months and are classified as current assets. These assets were previously utilized in rendering operations. At a meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operation at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations. The Sunnyside, Washington sale was completed on April 8, 2005 and the Tyler, Texas sale was completed on May 6, 2005. Revenue, costs and expenses, net of applicable taxes of the London location are as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$ -	$ 183
Cost of sales and operating expenses	-	125
Selling, general and administrative expenses	-	31
Depreciation and amortization	-	2
Total costs and expenses	-	158
Operating and pre-tax income, now classified as income from discontinued operations	-	25
Other income/(expense)	10	-
Income before income taxes	10	25
Income tax expense	(4)	(4)
Income from discontinued operations, net of tax	$ 6	$ 21

(11)	Employee Benefit Plans

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

Net pension cost for the three months ended April 2, 2005 and April 3, 2004 includes the following components (in thousands):

	April 2, 2005	April 3, 2004
Service cost	$ 500	$ 438
Interest cost	1,052	996
Expected return on plan assets	(1,095)	(1,009)
Amortization of prior service cost	35	35
Amortization of net loss	316	217
Net pension cost	$ 808	$ 677

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company previously disclosed in its financial statements for the year ended January 1, 2005, that it expected to contribute $1.9 million to its pension plan in Fiscal 2005. Based on current actuarial estimates, the Company expects to contribute $3.1 million to its pension plan in the next twelve months in order to meet funding requirements, which is included in current accrued expenses on the Company’s balance sheet at April 2, 2005.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, and in the Company’s other public filings with the SEC.

        The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

        Darling International Inc. is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company processes such raw materials at 24 facilities located throughout the United States, into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are organized into two segments: Rendering and Restaurant Services. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

        Major challenges faced by the Company during the first quarter of Fiscal 2005 included reduced raw material supplies, lower finished product prices and high relative prices for diesel fuel and natural gas. The anticipated new government regulations pertaining to Bovine Spongiform Encephalopathy (“BSE”), which were not implemented in the first quarter of Fiscal 2005, contributed to an environment of uncertainty regarding the impact of those regulations. Export markets in foreign countries for U.S. produced finished beef products and other cattle by-products continued to be closed throughout the first quarter of 2005.

        Operating income decreased by $3.9 million in the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of Fiscal 2005 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2005

  The average price of the Company’s finished products was lower during the first quarter of Fiscal 2005 compared to the same period in Fiscal 2004. Management believes that closure of foreign export markets to U.S.-produced beef products resulted in lower commodity prices at the Company’s export locations. In prior years, the Company received a premium to domestic commodity finished goods prices in certain of its export locations. The ban on export markets of U.S.-produced beef products resulted in the loss of that price premium during Fiscal 2004, and this continued into the first quarter of 2005. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

  Lower raw material volumes were collected from suppliers during Fiscal 2004, and the trend continued to decline during the first quarter of 2005 as well. Management believes that weak cattle slaughter margins in the meat processing industry, along with export restrictions on U.S. beef products, contributed to a decline in red meat raw material volumes collected by the Company during the first quarter of 2005. Also, weather conditions in the northeast during the first quarter impacted the collection of used cooking oil and the servicing of grease traps to food service establishments. The financial impact of lower raw material volumes on sales revenue and raw material cost is summarized below in Results of Operations.

  Higher energy prices for both natural gas and diesel fuel persisted in the first quarter of 2005. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, through the use of fixed for float swap agreements, in order to purchase natural gas for future months when prices are relatively low. The Company also has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2005 and Thereafter

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

    U.S. government regulations issued in response to the case of BSE include:

      On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. The regulations prohibit non-ambulatory (“downer”) animals from entering the food chain, require removal of specified risk materials (“SRM”) at slaughter, and prohibit carcasses from cattle tested for BSE from entering the feed chain until the animals are shown negative for BSE.

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

      On July 14, 2004, the FDA announced regulations prohibiting SRM and downer or dead cattle from human food, dietary supplements and cosmetics regulated by the FDA and proposed recordkeeping requirements to aid enforcement activities. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. The Company is in compliance with these standards on BFT sold for export. In addition, management has taken the necessary steps to ensure that the Company does comply with these new requirements for domestic sales.

      Also on July 14, 2004, agencies within the USDA and FDA jointly requested public comment on possible actions to further mitigate the risk of BSE. In addition to seeking input on intended modifications to the feed rule (21 CFR 589.2000) proposed by the FDA in January, the agencies requested comment on regulations that would: 1) prohibit material derived from SRM and dead or downer cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking to which the Company, among others, responded in comments submitted to the dockets. No new regulations affecting animal feed or modifying the feed rule (21 CFR 589.2000) have been issued to date. This situation will likely continue to be fluid during 2005. Management is developing contingency plans to address any new regulations that might be proposed, introduced or implemented, and will continue to closely monitor this and other regulatory issues.

3.	As a result of the BSE case, many foreign countries closed their borders to U.S. beef products, including MBM. As of April 30, 2005, many foreign countries continued to refuse shipments of U.S. produced MBM. Despite the MBM market price fluctuations that occurred during Fiscal 2004 and the first quarter of Fiscal 2005, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. On larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

  Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are expected to continue throughout 2005 and thereafter. Upon completion of initial efforts to document the Company’s system of internal controls, the Company expects recurring costs of testing and auditing of the system, as required by the Act.

  Energy prices for natural gas and diesel fuel are expected to remain high throughout 2005. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trailers used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remain relatively high in 2005 and represent an ongoing challenge to the Company’s operating results for future periods.

These challenges indicate there can be no assurance that operating results of the Company achieved in the first quarter of Fiscal 2005 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

Summary of Key Factors Impacting First Quarter 2005 Results:

        Principal factors which contributed to a $3.9 million (58.5%) decrease in operating income, which are discussed in greater detail in the following section, were:

  Lower raw material volumes
  Lower finished product prices
  Higher natural gas and diesel fuel expenses

         These decreases were partially offset by:

  Improved recovery of collection expenses
  Operating cost improvements

Summary of Key Indicators of 2005 Performance:

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

        Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the first quarter of Fiscal 2005 compared to average Jacobsen prices for the first quarter of Fiscal 2004 follow:

	Avg. Price 1st Quarter 2005	Avg. Price 1st Quarter 2004	Decrease	% Decrease
MBM (Illinois)	$152.99 /ton	$184.68 /ton	($31.69) /ton	(17.2)%
BFT (Chicago)	$ 17.05 /cwt	$ 19.27 /cwt	($2.22) /cwt	(11.5)%
YG (Illinois)	$ 14.50 /cwt	$ 15.27 /cwt	($0.77) /cwt	(5.0)%

        The decreases in average price of the finished products the Company sells had an unfavorable impact on revenue which was partially offset by a positive impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product.

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

        Net Sales.       The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of MBM, BFT and YG. Sales are significantly affected by finished goods prices, quality of raw material and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services and finished goods purchased for resale.

        During the first quarter of Fiscal 2005, net sales decreased by $6.1 million (7.9%) to $71.4 million as compared to $77.5 million during the first quarter of Fiscal 2004. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (3.7)	$ (1.3)	$ -	$ (5.0)
Lower raw material volume	(1.8)	(0.8)	-	(2.6)
Lower yields on production	(0.9)	-	-	(0.9)
Other sales decreases	(0.3)	0.1	-	(0.2)
Improved recovery of collection expense	0.8	0.6	-	1.4
Purchase of finished product for resale	1.2	-	-	1.2
	$ (4.7)	$ (1.4)	$ -	$ (6.1)

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

        During the first quarter of Fiscal 2005, cost of sales and operating expenses decreased $2.0 million (3.4%) to $56.1 million as compared to $58.1 million during the first quarter of Fiscal 2004. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material prices	$ (3.7)	$ (0.3)	$ -	$ (4.0)
Lower raw material volume	(0.5)	(0.2)	-	(0.7)
Payroll and related benefits	(0.7)	0.5	-	(0.2)
Higher energy costs, primarily natural gas	0.7	0.6	0.1	1.4
Purchases of finished product for resale	1.2	-	-	1.2
Other expenses	(0.1)	0.4	-	0.3
	$ (3.1)	$ 1.0	$ 0.1	$ (2.0)

        Selling, General and Administrative Expenses.       Selling, general and administrative expenses were $8.7 million during the first quarter of Fiscal 2005, a $0.3 million decrease (3.3%) from $9.0 million during the first quarter of Fiscal 2004, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Settlement on claim	$ -	$ -	$ (0.2)	$ (0.2)
Lower legal expense	-	-	(0.1)	(0.1)
Other expense decreases	-	0.1	(0.1)	-
	$ -	$ 0.1	$ (0.4)	$ (0.3)

        Depreciation and Amortization.       Depreciation and amortization charges were $3.8 million during the first quarter of Fiscal 2005 unchanged from $3.8 million during the first quarter of Fiscal 2004.

        Interest Expense.       Interest expense was $1.6 million during the first quarter of Fiscal 2005 compared to $1.8 million during the first quarter of Fiscal 2004, a decrease of $0.2 million, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increased interest expense on the new Senior Credit Agreement	$ -	$ -	$ 0.2	$ 0.2
Other decreases	-	-	(0.1)	(0.1)
Decrease in preferred stock dividends and accretion	-	-	(0.3)	(0.3)
	$ -	$ -	$ (0.2)	$ (0.2)

        Other Income/Expense.       Other income was $0.2 million in the first quarter of Fiscal 2005, a decrease of $1.2 million as compared to other income of $1.4 million in the first quarter of Fiscal 2004. The decrease in other income in the first quarter of Fiscal 2005 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in gain on extinguishment of bank debt	$ -	$ -	$ (1.3)	$ (1.3)
Decrease in gain on disposal of assets	-	-	(0.2)	(0.2)
Increase in interest income	-	-	0.2	0.2
Decrease in other expense	-	-	0.1	0.1
	$ -	$ -	$ (1.2)	$ (1.2)

        Interest income increased by $0.2 million in the first quarter of 2005 as a result of the investment of the cash on the balance sheet and other income included a gain on the sale of equipment of $0.1 million.

        Included in Other Income in Fiscal 2004 was a gain on extinguishment of debt of $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million with a cash payment of $18.0 million, due to SFAS 15 accounting, net of related deferred loan costs of $0.8 million also extinguished upon payment of the debt. Also included in other income in the first quarter of Fiscal 2004 was a gain on the sale of property and equipment of approximately $0.3 million, which included the sale of the Company’s land in Oklahoma City, OK, which was sold for a sales price of approximately $0.3 million and had a net book value at the time of sale of less than $0.1 million.

        Income Taxes.       The Company recorded income tax expense of $0.5 million for the first quarter of Fiscal 2005, compared to income tax expense of $2.4 million recorded in the first quarter of Fiscal 2004, a decrease of $1.9 million (79.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2005.

        Discontinued Operations.       The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the first quarter of Fiscal 2005, compared to income from discontinued operations in the first quarter of Fiscal 2004.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

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

        The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at April 2, 2005 (in thousands):

Senior Credit Agreement:
Term Loan	$ 17,000
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	-
Letters of credit issued	12,072
Availability	$ 37,928
Senior Subordinated Notes Payable:	$ 35,000

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

        The classification of long-term debt in the accompanying April 2, 2005 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Notes and the new Senior Credit Agreement.

        On April 2, 2005, the Company had working capital of $37.7 million and its working capital ratio was 1.88 to 1 compared to working capital of $39.6 million and a working capital ratio of 1.96 to 1 on January 1, 2005. At April 2, 2005, the Company had unrestricted cash of $38.6 million and funds available under the revolving credit facility of $37.9 million, compared to unrestricted cash of $37.2 million and funds available under the revolving credit facility of $36.3 million at January 1, 2005.

        Net cash provided by continuing operating activities was $6.8 million and $7.6 million for the first quarter ended April 2, 2005 and April 3, 2004, respectively, a decrease of $0.8 million, primarily due to lower income from continuing operations, an increase in inventory partially offset by an increase in accounts payable and accrued expenses and proceeds from accounts receivable. Cash used by investing activities was $2.9 million for the first three months of Fiscal 2005, compared to $1.2 million for the first three months of Fiscal 2004, an increase of $1.7 million, primarily due to higher capital investment in the first quarter of Fiscal 2005. Net cash used by financing activities was $2.5 million for the three months ended April 2, 2005, compared to cash provided of $6.4 million for the three months ended April 3, 2004, an increase of cash used of $8.9 million, principally due to proceeds from the Company’s new Senior Credit Agreement, consummated on April 2, 2004.

        The Company made capital expenditures of $3.1 million during the first three months of Fiscal 2005, compared to capital expenditures of $1.5 million in the first three months of Fiscal 2004, for a net increase of $1.6 million primarily due to timing of planned capital investment between the two years. Capital expenditures related to compliance with environmental regulations were $0.4 million and $0.1 million for the three months ended April 2, 2005 and April 3, 2004, respectively.

        Based upon the underlying terms of the new Senior Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at April 2, 2005, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

        Based upon the annual actuarial estimate, current accruals, and claims paid during the first three months of Fiscal 2005, the Company has accrued approximately $5.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at April 2, 2005. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

        Based upon current actuarial estimates, the Company expects to pay approximately $3.1 million in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

        The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2005, unrestricted cash, and funds available under the new Senior Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next twelve months. The impact on cash flows from operations in Fiscal 2005 of the occurrence of BSE in the United States or elsewhere, lower raw material volumes available to the Company due to weak margins in the meat processing industry, regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2005 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of Fiscal 2005 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures or investments in response to governmental regulations relating to BSE, and/or acquisitions, as well as suitable cash conservation to withstand adverse commodity cycles.

        The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

        The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Although the current market prices of these commodities are stable, a further decline in these prices has the potential to adversely impact the Company’s liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations, or otherwise result in liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

        Based upon the underlying purchase agreements, the Company has commitments to purchase $3.2 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 2, 2005. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2005, in accordance with accounting principles generally accepted in the United States.

        Based upon the underlying lease agreements, the Company expects to pay approximately $6.7 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at April 2, 2005. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in this report.

        Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding estimates of bad debt expense, valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, estimates of liability with respect to medical insurance liability, self-insurance, environmental, and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Accounts Receivable and Allowance for Doubtful Accounts

        In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers. The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable was approximately $23.5 million and $26.7 million, and the allowance for doubtful accounts was approximately $0.5 million and $0.8 million, at April 2, 2005 and January 1, 2005, respectively.

Inventories

        The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $7.6 million and $6.0 million at April 2, 2005 and January 1, 2005, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

        The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $2.8 million and $2.8 million, at April 2, 2005 and April 3, 2004, respectively.

        The Company’s intangible assets, including routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 15 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Amortization expense was approximately $1.0 million and $1.0 million at April 2, 2005 and April 3, 2004, respectively.

        The Company reviews the carrying value of long lived assets on a regular basis, including at the end of each fiscal year, for indications of impairment. Impairment is indicated whenever the carrying value of the asset is not recoverable or exceeds estimated fair value. For purposes of calculating impairment on long lived operating assets, the Company has defined its reporting units to be each of the Company’s plant locations. The Company estimates fair value of its long lived assets at each plant based upon future undiscounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expense are evaluated and estimated as a component of the calculation of future undiscounted cash flows for each operating plant location. The estimates of fair value of the reporting units and of future undiscounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the Company’s plants could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings.

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

        The net book value of property, plant and equipment was approximately $75.7 million and $75.4 million at April 2, 2005 and January 1, 2005, respectively. The net book value of intangible assets, including deferred loan cost, was approximately $18.4 million and $19.6 million at April 2, 2005 and January 1, 2005, respectively.

Goodwill Valuation

        The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $4.4 million at both April 2, 2005 and January 1, 2005.

Accrued Medical Claims Liability

        The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has an employer’s stop loss insurance policy to cover individual claims in excess of $175,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees varies significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $2.4 million and $2.3 million at April 2, 2005 and January 1, 2005, respectively.

Self Insurance, Environmental, and Legal Reserves

        The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company estimates and accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. Estimates of self insurance liability are based upon the report of a third party actuarial report, which the Company relies upon in calculating its estimates. The Company has also accrued loss reserves related to environmental and litigation matters, based upon estimated undiscounted future costs. In developing estimates of loss, the Company utilizes its staff, outside consultants, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants or management of the Company. The reserve for insurance, environmental, and litigation contingencies included in accrued expenses and other non-current liabilities were approximately $15.5 million and $13.9 million at April 2, 2005 and January 1, 2005, respectively.

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

        The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation. The weighted average discount rate was 6.0% and 6.5% at October 1 in Fiscal 2004 and Fiscal 2003, respectively.

        The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets. The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time. The weighted average expected return on pension plan assets was 8.75% for both Fiscal 2004 and Fiscal 2003.

        The Company has recorded a minimum pension liability of approximately $13.6 million and $9.0 million at January 1, 2005 and January 3, 2004, respectively. The Company’s net pension cost was approximately $0.8 million, and $0.7 million at April 2, 2005 and April 3, 2004, respectively.

Income Taxes

        In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $20.3 million and $20.3 million at April 2, 2005 and January 1, 2005, respectively.

Stock Option Expense

        The Company currently discloses the pro forma effects on net income of expense of stock options issued, and the Company will begin recording compensation expense related to stock options granted, beginning in the first quarter of Fiscal 2006, in accordance with implementation requirements for recently issued SFAS 123 R. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company’s pro forma expense related to stock options granted was approximately $0.1 million and $0.1 million at April 2, 2005 and April 3, 2004, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements were issued which were applicable to the Company during the first quarter of Fiscal 2005.

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

        In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 7A of Part I of the Company’s annual report on Form 10-K for the year ended January 1, 2005, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, energy prices and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

        As of April 2, 2005, the Company had forward purchase agreements in place for purchases of approximately $0.5 million of natural gas.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 2, 2005

PART II: Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company.

(b)	Reports on Form 8-K

Current report on Form 8-K (Items 7 and 9) filed on January 25, 2005.

Current report on Form 8-K (Items 2 and 9) filed on March 16, 2005.

Current report on Form 8-K (Items 2 and 9) filed on March 17, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date: May 12, 2005	By: /s/ Randall C. Stuewe Randall C. Stuewe Chairman and Chief Executive Officer

Date: May 12, 2005	By: /s/ John O. Muse John O. Muse Executive Vice President Administration and Finance (Principal Financial Officer)