Form 10-Q
period 2005-07-02
DARLING INTERNATIONAL INC
filed 2005-08-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number     0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

251 O’Connor Ridge Blvd., Suite 300

Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 717-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No ____

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes X      No ____

There were 64,427,810 shares of common stock, $0.01 par value, outstanding at August 5, 2005.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JULY 2, 2005

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	July 2, 2005 (unaudited) and January 1, 2005

	Consolidated Statements of Operations (unaudited)	4
	Three and Six Months Ended July 2, 2005 and July 3, 2004

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended July 2, 2005 and July 3, 2004

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	36

Item 4.	CONTROLS AND PROCEDURES	36

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF	38
	SECURITY HOLDERS

Item 6.	EXHIBITS	38

	Signatures	39

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 2, 2005 and January 1, 2005

(in thousands, except shares and per share data)

	July 2, 2005	January 1, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 32,368	$ 37,249
Restricted cash	2,356	2,379
Accounts receivable	25,200	26,675
Inventories	8,630	6,000
Prepaid expenses	4,907	3,740
Deferred income taxes	4,825	4,080
Assets held for sale	24	837
Other	4	13
Total current assets	78,314	80,973
Property, plant and equipment, less accumulated depreciation of $168,860 at July 2, 2005 and $166,353 at January 1, 2005	77,650	75,398
Collection routes and contracts, less accumulated amortization of $31,100 at July 2, 2005 and $29,163 at January 1, 2005	14,073	16,006
Goodwill	4,429	4,429
Deferred loan costs	3,177	3,565
Other assets	2,738	2,438
	$ 180,381	$ 182,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,027	$ 5,030
Accounts payable, principally trade	8,975	8,144
Accrued expenses	27,028	28,005
Accrued interest	57	192
Total current liabilities	41,087	41,371
Long-term debt, net	45,766	49,528
Other non-current liabilities	17,368	20,197
Deferred income taxes	4,912	4,478
Total liabilities	109,133	115,574

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,427,810 and 63,918,346 shares issued and outstanding at July 2, 2005 and at January 1, 2005, respectively	644	639
Additional paid-in capital	79,347	77,393
Treasury stock, at cost; 21,000 shares at July 2, 2005 and January 1, 2005	(172)	(172)
Accumulated other comprehensive loss	(7,134)	(7,331)
Retained earnings/(deficit)	375	(3,294)
Unearned compensation	(1,812)	–
Total stockholders’ equity	71,248	67,235
Commitments and contingencies	$ 180,381	$ 182,809

          The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months and six months ended July 2, 2005 and July 3, 2004

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$ 81,274	$ 91,258	$152,627	$168,798
Costs and expenses:
Cost of sales and operating expenses	62,701	67,152	118,810	125,246
Selling, general and administrative expenses	9,347	9,111	18,047	18,098
Depreciation and amortization	3,807	3,970	7,578	7,742
Total costs and expenses	75,855	80,233	144,435	151,086
Operating income	5,419	11,025	8,192	17,712

Other income/(expense):
Interest expense	(1,589)	(1,800)	(3,173)	(3,560)
Other, net	475	(1,730)	675	(335)
Total other income/ (expense)	(1,114)	(3,530)	(2,498)	(3,895)

Income from continuing operations before income taxes	4,305	7,495	5,694	13,817
Income taxes	(1,563)	(3,048)	(2,036)	(5,456)
Income from continuing operations	2,742	4,447	3,658	8,361

Income from discontinued operations, net of tax	6	19	12	40

Net income	$ 2,748	$ 4,466	$ 3,670	$ 8,401

Basic and diluted income per share:
Continuing operations	$ 0.04	$ 0.07	$ 0.06	$ 0.13
Discontinued operations	-	-	-	-
Total	$ 0.04	$ 0.07	$ 0.06	$ 0.13

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended July 2, 2005 and July 3, 2004

(in thousands)

(unaudited)

	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Income from continuing operations	$ 3,658	$ 8,361
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,578	7,742
Gain on disposal of property, plant, equipment and other assets	(480)	(341)
Gain on early extinguishment of debt	-	(1,306)
Loss on early redemption of preferred stock	-	1,678
Deferred taxes	(311)	(493)
Changes in operating assets and liabilities:
Restricted cash	23	-
Accounts receivable	1,475	4,468
Inventories and prepaid expenses	(3,797)	(249)
Accounts payable and accrued expenses	(146)	2,534
Accrued interest	(135)	(85)
Other	(2,370)	797
Net cash provided by continuing operating activities	5,495	23,106
Net cash provided by discontinued operations	12	40
Net cash provided by operating activities	5,507	23,146
Cash flows from investing activities:
Capital expenditures	(7,472)	(4,377)
Intangible expenditures	(4)	-
Gross proceeds from disposal of property, plant and equipment and other assets	870	447
Net cash used by investing activities	(6,606)	(3,930)
Cash flows from financing activities:
Proceeds from debt	-	92,302
Payments on debt	(3,765)	(87,080)
Deferred loan costs	(6)	(2,078)
Redemption of preferred stock	-	(10,000)
Payments of preferred dividends	-	(1,240)
Contract payments	(42)	(107)
Issuance of common stock	31	113
Net cash provided/(used) by financing activities	(3,782)	(8,090)
Net (decrease)/increase in cash and cash equivalents	(4,881)	11,126
Cash and cash equivalents at beginning of period	37,249	25,383
Cash and cash equivalents at end of period	$ 32,368	$ 36,509
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 2,932	$ 3,011
Income taxes, net of refunds	$ 2,638	$ 3,427

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

July 2, 2005

(unaudited)

(1)      General

The accompanying consolidated financial statements for the three month and six month periods ended July 2, 2005 and July 3, 2004 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of July 2, 2005, and include the 13 weeks ended July 2, 2005, and the 13 weeks ended July 3, 2004.

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

	Net Income Per Common Share (in thousands, except per share data)
	Three Months Ended
		July 2,			July 3,
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$ 2,742	63,920	$ 0.04	$ 4,447	63,851	$ 0.07
Income from discontinued operations, net of tax	6		—	19		—

Basic:
Net Income	$ 2,748	63,920	$ 0.04	$ 4,466	63,851	$ 0.07

Effect of dilutive securities:
Add: Option shares in the money		988			1,046
Less: Pro forma treasury shares		(381)			(398)

Diluted:
Net income	$ 2,748	64,527	$ 0.04	$ 4,466	64,499	$ 0.07

	Six Months Ended
		July 2,			July 3,
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$ 3,658	63,911	$ 0.06	$ 8,361	63,786	$ 0.13
Income from discontinued operations, net of tax	12		—	40		—

Basic:
Net Income	$ 3,670	63,911	$ 0.06	$ 8,401	63,786	$ 0.13

Effect of dilutive securities:
Add: Option shares in the money		980			1,038
Less: Pro forma treasury shares		(357)			(452)

Diluted:
Net income	$ 3,670	64,534	$ 0.06	$ 8,401	64,372	$ 0.13

For the three months ended July 2, 2005 and July 3, 2004, respectively, 815,538 and 82,934 outstanding options were excluded from diluted income per common share and for the six months ended July 2, 2005 and July 3, 2004, respectively, 823,244 and 91,176 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

(d) Accounting for Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995, 2005 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

On May 11, 2005 the shareholders approved the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan has replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus, broadens the array of equity alternatives available to the Company. Under the 2004 Plan the Company is allowed to grant stock options, stock appreciation rights, restricted stock (including performance stock), restricted stock units (including performance units), other-stock based awards, non-employee director awards, dividend equivalents, and cash-based awards. There are up to 6,074,969 Common Shares available under the 2004 Plan, which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed in the table below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employee, directors and third party service providers of the Company and its subsidiaries and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan.

A summary of the Company’s Stock Options and Stock Awards now outstanding under the 2004 Plan is as follows:

	Incentive Shares	Nonqualified Shares	Restricted Shares	Weighted Average Exercise Price
Outstanding January 1, 2005	1,147,969	127,000	—	$2.18
Options Granted	82,500	494,950	—	4.00
Options Exercised	(41,314)	—	—	0.50
Options Forfeited/Canceled	(7,500)	—	—	4.02
Restricted Shares Granted	—	—	489,150	—
Outstanding July 2, 2005	1,181,655	621,950	489,150	$2.79

Stock options expire and terminate the earlier of 10 years from the date of grant or when the employee ceases to be employed by the Company as defined in each option agreement. Since January 1, 2005, 41,314 incentive options have been exercised. The weighted average remaining contractual life of the outstanding options is 7.8 years.

At July 2, 2005, options to purchase an aggregate of 1,803,605 shares were outstanding, of which 980,361 were vested.

The Company granted stock based compensation to various employees and non-employee directors during the second quarter of 2005. The above is a summary of stock based compensation granted during the six months ended July 2, 2005.

Nonqualified Stock Options. On March 17, 2005 under the previous Non-Employee Director Stock Option Plan, the Company granted 20,000 nonqualified non-employee director stock options. The exercise price for these options was $4.04 per share (fair market value at grant date). Under the 2004 Plan, on May 11, 2005 the Company granted 4,000 nonqualified stock options to a non-employee director. The exercise price for the May 11, 2005 stock options was $3.95 per share (fair market value at grant date). These options vest 25 percent six months after the grant date and 25 percent on each anniversary date thereafter.

On November 19, 2004 subject to the approval of the 2004 Plan, the Company issued 276,600 nonqualified stock options to four of the executive officers of the Company, that is the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities, but not to the Executive Vice President of Sales and Services (collectively the five are referred to as “Named Executive Officers.”) The nonqualified stock options at November 19, 2004 were issued at an exercise price of $4.16. This exercise price represents a 10% premium to the fair market value of the Company’s common stock at the issue date. On May 11, 2005 these issued stock options were authorized by the shareholders and made effective as a result of the approval of the 2004 Plan. Additionally, on June 16, 2005, the Company granted 194,350 nonqualified stock options under the 2004 Plan to the Named Executive Officers at an exercise price of $3.94, which represented a 10% premium to the fair market value of the Company’s common stock at the grant date. The nonqualified stock options vest over a three-year period at 33-1/3 percent per year.

Incentive Stock Options. On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees other than the Named Executive Officers. The exercise price was equal to the fair market price at the grant date of $3.58 per share. These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

Restricted Stock Awards. On November 19, 2004 subject to the approval of the 2004 Plan, the Company issued 477,200 restricted stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities. On May 11, 2005 upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted 11,950 restricted stock awards to the Executive Vice President of Sales and Services. These restricted stock awards contain vesting periods of four to six years from date of issuance. The six year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005 the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant and recorded compensation expense of $0.1 million related to these shares. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 – 4 years. These amounts are shown as a reduction of stockholders’ equity at July 2, 2005.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. All options granted in 2004 and 2005 were issued at or above market price, and therefore no stock-based compensation was recorded due to option grants.

The fair value of each stock-option grant under the nonqualified and incentive shares was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended		Six Months Ended
Weighted Average	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Risk-free interest rate	3.9%	4.3%	3.9%	3.5%
Expected life	5.9 years	10.0 years	6.0 years	10.0 years
Expected volatility	55.0%	101.2%	56.5%	101.4%
Fair value of options granted	$ 2.03	$ 3.33	$ 2.09	$ 2.74

The following table illustrates the pro forma effect on net income and income per share if the fair value-based method had been applied to all outstanding and vested awards in each period.

	Three Months Ended
	July 2,		July 3,
	2005		2004
	Amount	Per Share	Amount	Per Share

Reported net income	$ 2,748	$ 0.04	$ 4,466	$ 0.07
Deduct total stock-based employee
compensation expense determined
under fair-value-based method for
all rewards, net of tax	(167)	–	(84)	–
Pro forma effect	$ 2,581	$ 0.04	$ 4,382	$ 0.07

	Six Months Ended
	July 2,		July 3,
	2005		2004
	Amount	Per Share	Amount	Per Share

Reported net income	$ 3,670	$ 0.06	$ 8,401	$ 0.13
Deduct total stock-based employee
compensation expense determined
under fair-value-based method for
all rewards, net of tax	(265)	(0.01)	(166)	–
Pro forma effect	$ 3,405	$ 0.05	$ 8,235	$ 0.13

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At July 2, 2005 and January 1, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $16.2 million and $13.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4) Business Segments

The Company operates on a worldwide basis within two Industry segments: Rendering and Restaurant Services. The measure of segment profit or loss includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. Beginning in Fiscal 2005, the Company increased the allocation of plant operating expenses and both plant and corporate selling, general and administrative expense to the Restaurant Services segment, which has resulted in additional expense of $0.3 million and $1.4 million allocated to this segment during the three and six months ended July 2, 2005.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Rendering

Rendering consists of the collection and processing of animal by-products from butcher shops, grocery stores, food service industry and meat and poultry processors, converting these into products such as useable oils and proteins utilized by the agricultural and oleochemical industries.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing.

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Rendering:
Trade	$ 53,210	$ 58,607	$ 97,569	$ 107,783
Intersegment	6,887	7,800	11,767	13,127
	60,097	66,407	109,336	120,910
Restaurant Services:
Trade	28,064	32,651	55,058	61,015
Intersegment	2,241	3,176	4,723	5,937
	30,305	35,827	59,781	66,952
Eliminations	(9,128)	(10,976)	(16,490)	(19,064)
Total	$ 81,274	$ 91,258	$ 152,627	$ 168,798

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Rendering	$ 6,974	$ 10,991	$ 11,476	$ 17,089
Restaurant Services	4,608	6,408	8,328	12,706
Corporate	(7,251)	(11,152)	(12,973)	(17,874)
Interest expense	(1,589)	(1,800)	(3,173)	(3,560)
Net income from continuing operations	$ 2,742	$ 4,447	$ 3,658	$ 8,361

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

Business Segment Assets (in thousands):

	July 2, 2005	January 1, 2005
Rendering	$ 49,724	$ 46,995
Restaurant Services	18,032	15,355
Combined Rendering/Restaurant Services	58,778	63,894
Corporate	53,847	56,565
Total	$ 180,381	$ 182,809

(5) Income Taxes

The Company has provided income taxes for the three and six month period ended July 2, 2005 and July 3, 2004, based on its estimate of the effective tax rate for the entire 2005 and 2004 fiscal years.

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

(6) Financing

(a) Refinancing – Senior Credit Agreement

The Company entered into a new Senior Credit Agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the Senior Credit Agreement. The refinancing replaces the prior Amended and Restated Credit Agreement executed on May 13, 2002. The new Senior Credit Agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The new Senior Credit Agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the new Senior Credit Agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At July 2, 2005, the interest rate for $14.5 million of the term loan balance was based upon a three-month LIBOR rate of 3.44% per annum, plus a margin of 2.50% per annum for a total of 5.94% per annum, and the remaining $1.3 million balance of the term loan was based upon a prime rate of 6.25% per annum, plus a margin of 1.25% per annum for a total of 7.50% per annum.

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

On May 13, 2002, the Company consummated a recapitalization and executed the prior Amended and Restated Credit Agreement with its lenders. The prior Amended and Restated Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeded its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the prior Amended and Restated Credit Agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the new Senior Credit Agreement. The remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as a gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million, also extinguished upon payment of the related debt, which resulted in a net gain on early retirement of debt of approximately $1.3 million recorded in the second quarter of Fiscal 2004.

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

The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at July 2, 2005 and January 1, 2005, respectively (in thousands):

	July 2, 2005	January 1, 2005
Senior Credit Agreement:
Term Loan	$ 15,750	$ 19,500
Revolving Credit Facility:
Maximum availability	$ 50,000	$ 50,000
Borrowings outstanding	–	–
Letters of credit issued	14,872	13,700
Availability	$ 35,128	$ 36,300
Senior Subordinated Notes Payable:	$ 35,000	$ 35,000

Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the new Senior Credit Agreement. The new Senior Credit Agreement contains certain terms and covenants which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets, and capital expenditures, within limitations defined by the new Senior Credit Agreement, and requires the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio, maximum leverage ratio, and minimum tangible net worth, each as defined in the new Senior Credit Agreement. The Company is currently in compliance with all of the covenants contained in the new Senior Credit Agreement. At July 2, 2005, the Company had unrestricted cash of $32.4 million, compared to unrestricted cash of $37.2 million at January 1, 2005.

(7) Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

(8) Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended July 2, 2005 and July 3, 2004, total comprehensive income was $2.8 million and $4.4 million, respectively. For the six months ended July 2, 2005, and July 3, 2004, total comprehensive income was $3.9 million and $8.3 million, respectively.

(9) Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10) Assets Held for Sale and Discontinued Operations

Assets held for sale consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Petaluma, CA	$ –	$ 497
Tyler, TX	–	183
Sunnyside, WA	–	133
London, Ontario Canada	24	24
	$ 24	$ 837

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next twelve months and are classified as current assets. These assets were previously utilized in rendering operations. At a meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operation at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations. The Sunnyside, Washington sale was completed on April 8, 2005 and the Tyler, Texas sale was completed on May 6, 2005. During the quarter ended July 2, 2005 the Petaluma, CA property was removed as an asset held for sale and reclassified to property, plant and equipment. Revenue, costs and expenses, net of applicable taxes of the London location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$ –	$ 251	$ –	$ 435
Cost of sales and operating expenses	–	157	–	282
Selling, general and administrative expenses	–	64	–	95
Depreciation and amortization	–	1	–	4
Total costs and expenses	–	222	–	381

Operating and pre-tax income, now classified as income from discontinued operations	–	29	–	54
Other income/(expense)	6	(4)	16	(4)
Income before income taxes	6	25	16	50
Income tax expense	–	(6)	(4)	(10)
Income from discontinued operations, net of tax	$ 6	$ 19	$ 12	$ 40

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

Net pension cost for the three and six months ended July 2, 2005 and July 3, 2004 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$ 499	$ 438	$ 999	$ 876
Interest cost	1,051	996	2,103	1,992
Expected return on plan assets	(1,095)	(1,010)	(2,190)	(2,019)
Amortization of prior service cost	36	35	71	70
Amortization of net loss	316	217	632	434
Net pension cost	$ 807	$ 676	$ 1,615	$ 1,353

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the second quarter ended July 2, 2005, the Company made a contribution to the pension plans of $5.7 million to meet funding requirements and Company targeted funding levels.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Major challenges faced by the Company during the second quarter of Fiscal 2005 included reduced raw material supplies, high relative prices for diesel fuel and natural gas, lower finished product prices for MBM and YG, and the confirmation of a second case of Bovine Spongiform Encephalopathy (“BSE”) in the United States on June 24, 2005. The anticipated new government regulations pertaining to BSE, which were not implemented in the second quarter of 2005, contributed to an environment of uncertainty regarding the impact of those regulations. Export markets in foreign countries for U.S.-produced finished beef products and other cattle by-products continued to be closed throughout the second quarter of 2005. The effects of these challenges during the second quarter and year-to-date Fiscal 2005 are summarized in the sections which follow.

Operating income decreased by $5.6 million in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of Fiscal 2005 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2005

•

The average price of the Company’s finished products was lower during the second quarter of Fiscal 2005 compared to the same period in Fiscal 2004. Management believes that closure of foreign export markets to U.S.-produced beef products in 2004 continued to result in lower commodity prices at the Company’s export locations. In years prior to 2004, the Company received a premium to domestic commodity finished goods prices in certain of its export locations. The ban on export markets of U.S.-produced beef products resulted in the loss of that price premium during Fiscal 2004, and this continued into the second quarter of 2005. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•

Lower raw material volumes were collected from suppliers during Fiscal 2004, and the trend of decline continued through the second quarter of 2005 as well. Management believes that weak cattle slaughter margins in the meat processing industry, along with export restrictions on U.S. beef products, contributed to a decline in red meat raw material volumes collected by the Company during the second quarter of 2005. The financial impact of lower raw material volumes on sales revenue and raw material cost is summarized below in Results of Operations.

•

Higher energy prices for both natural gas and diesel fuel persisted in the second quarter of 2005. The Company attempts to manage natural gas price risk by entering into forward purchase agreements with all of its natural gas suppliers that permit such contracts, and through the use of fixed for float swap agreements, in order to purchase natural gas for future months when prices are relatively low. The Company also has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2005 and Thereafter

Bovine Spongiform Encephalopathy (BSE) related issues:

•

On December 23, 2003 a cow, originally imported from Canada to the state of Washington, was diagnosed to have BSE. The U.S. government subsequently banned non-ambulatory (“downer”) animals and specified risk materials (SRM) from food and cosmetics. Cattle that are tested for BSE are also prohibited from entering the food or feed chains until the animals are verified to be negative for the disease. On January 26, 2004, the FDA announced intentions to modify its feed rule (21 CFR 589.2000). Subsequently, on July 14, 2004, the FDA and USDA jointly requested public comment on possible actions to further mitigate the risk of BSE. At that time, the FDA also published an Interim Final Rule requiring that tallow intended for use in cosmetics contains less than 0.15% impurities. The impurities limit did not apply to tallow used to make tallow-derivatives (fatty acids). On September 30, 2004, the FDA published a guidance document indicating that, pursuant to Section 402(a)(5) of the Federal Food, Drug, and Cosmetic Act, animal feed and feed ingredients containing material from a BSE-positive animal will be considered adulterated and may not be fed to animals. As of July 26, 2005, the FDA has not modified its feed rule or published new rulemaking with regard to BSE. Tallow and all other rendered fats continue to be deemed safe for animal feed and pet food by FDA. FDA’s intentions to modify its feed rule or publish new regulations regarding BSE in the future are not clear. Management is developing contingency plans to address any new regulations that might be proposed, introduced or implemented, and will continue to monitor this and other regulatory issues.

•

On June 24, 2005, a 12 year-old U.S.-born cow was diagnosed to have BSE. The animal was born more than four years before the FDA implemented its feed rule in 1997. The cow was originally sampled at a pet food plant on November 18, 2004. Rapid screening tests for BSE were inconclusive and the carcass was incinerated so it did not enter the feed chain. Confirmation tests subsequently conducted by the USDA using immunohistochemistry (IHC) indicated the animal was negative for BSE. However, following an audit of the USDA’s enhanced BSE surveillance program by the Inspector General for USDA, the sample was retested on June 18, 2005 for BSE using the Western Blot technique, another internationally accepted confirmation test. The sample was positive for BSE using the Western Blot test. Because of the conflicting results obtained from the two test methods, the sample was sent to The Veterinary Laboratories Agency in Weybridge, England, where on June 24, 2005 it was confirmed to be positive for BSE. During the subsequent USDA investigation, 67 animals from the index herd were sacrificed, tested and found to be negative for BSE.

•	As of July 14, 2005, USDA has tested 418,658 cattle from the highest risk population (downers and dead cattle) since June 1, 2004, and has found only one BSE-positive sample.

•	A few major beef packing companies have begun selling SRM-free MBM for a premium to specific customers, primarily pet food manufacturers.

•

As a result of the first BSE case, many foreign countries banned imports of U.S. produced beef and beef products, including MBM. Tallow exports were briefly banned, but this initial ban was relaxed to permit imports of US produced tallow with less than 0.15% impurities. As of July 26, 2005, most minor foreign markets for U.S. beef had been reopened. However, Japan and South Korea, the two major beef importing countries prior to the first U.S. case of BSE, continue to ban U.S. beef. Except for Indonesia, export markets for MBM containing beef material produced in the U.S. have generally remained closed. Indonesia reopened its border to pork-free MBM in March 2005, but re-initiated its ban on U.S. MBM following the announcement that a second case of BSE had been found in the U.S.

•

In May 2003, the USDA closed the border to live cattle and beef from Canada after a cow with BSE was discovered there. Boneless beef derived from Canadian cattle under 30 months of age was later approved for importation into the U.S. Canadian officials found two additional cases of BSE in December 2004 and January 2005. On January 4, 2005, the USDA published a Final Rule establishing criteria for classifying geographic regions as presenting minimal-risk of introducing BSE into the U.S. This same rulemaking placed Canada into the minimal-risk category based on an extensive investigation by USDA veterinarians. Based on this classification, USDA announced its intent to reopen the Canadian border to live cattle under 30 months of age and beef from such cattle beginning March 7, 2005. Imports of SRM-free beef from cattle over 30 months of age were also to be allowed, but this action was tabled by the Secretary of Agriculture on February 9, 2005 to allow time for further study. The Ranchers – Cattlemen Action Legal Fund – United Stock Growers of America (R-CALF) sued the USDA and, on March 2, 2005, was granted a temporary injunction by the U.S. District Court for the District of Montana, which prevented implementation of the Minimal Risk Rule and kept the border closed to Canadian cattle. On July 14, 2005, the U. S. Ninth Circuit Court of Appeals agreed with the USDA and overturned the lower court’s temporary injunction, reopening the Canadian border to cattle less than 30 months of age. The first Canadian cattle were imported into the U.S. on July 18, 2005.

Other Critical Issues and Challenges

•	Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are expected to continue throughout 2005 and thereafter. The Company completed its documentation for Fiscal 2004, but the Company expects recurring costs of updating documentation and the testing and auditing of the system, as required by the Act.

•

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

These challenges indicate there can be no assurance that operating results of the Company achieved in the second quarter of Fiscal 2005 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004

Summary of Key Factors Impacting Second Quarter 2005 Results:

Principal factors which contributed to a $5.6 million (50.9%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower raw material volumes,
•	Lower finished product prices for MBM and YG, and
•	Higher natural gas and diesel fuel expenses.

These decreases were partially offset by:

•	Improved recovery of collection expenses,
•	Operating cost improvements, and
•	Higher finished product prices for BFT.

Summary of Key Indicators of 2005 Performance:

Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices (quoted on the Jacobsen index),
•	Raw material volume,
•	Production volume and related yield of finished product, and
•	Collection fees and collection operating expense.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the second quarter of Fiscal 2005 compared to average Jacobsen prices for the second quarter of Fiscal 2004 follow:

	Avg. Price 2nd Quarter 2005	Avg. Price 2nd Quarter 2004	Increase/ (Decrease)	% Change
MBM (Illinois)	$202.64 /ton	$229.62 /ton	($26.98 /ton)	(11.7%)
BFT (Chicago)	$ 19.55 /cwt	$ 19.05 /cwt	$0.50 /cwt	2.6%
YG (Illinois)	$ 15.40 /cwt	$ 16.21 /cwt	($0.81 /cwt)	(5.0%)

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of MBM, BFT and YG. Sales are significantly affected by finished goods prices, quality and mix of raw material and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services and finished goods purchased for resale.

During the second quarter of Fiscal 2005, net sales decreased by $10.0 million (10.9%) to $81.3 million as compared to $91.3 million during the second quarter of Fiscal 2004. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (3.7)	$ (2.6)	$ —	$ (6.3)
Lower raw material volume	(2.9)	(0.3)	—	(3.2)
Lower yields on production	(1.5)	0.1	—	(1.4)
Purchase of finished product for resale	1.0	(1.9)	—	(0.9)
Improved recovery of collection expense	0.6	1.0	—	1.6
Other sales increases/(decreases)	1.1	(0.9)	—	0.2
	$ (5.4)	$ (4.6)	$ —	$ (10.0)

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

During the second quarter of Fiscal 2005, cost of sales and operating expenses decreased $4.5 million (6.7%) to $62.7 million as compared to $67.2 million during the second quarter of Fiscal 2004. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material prices	$ (3.3)	$ (1.5)	$ —	$ (4.8)
Lower raw material volume	(0.9)	(0.1)	—	(1.0)
Purchases of finished product for resale	1.0	(1.9)	—	(0.9)
Higher energy costs, primarily natural gas	0.8	0.4	—	1.2
Other expenses	0.9	0.1	—	1.0
	$ (1.5)	$ (3.0)	$ —	$ (4.5)

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.3 million during the second quarter of Fiscal 2005, a $0.2 million increase (2.2%) from $9.1 million during the second quarter of Fiscal 2004, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits	$ 0.1	$ 0.2	$ (0.4)	$ (0.1)
Higher legal expense	—	—	0.1	0.1
Other expense increases	—	—	0.2	0.2
	$ 0.1	$ 0.2	$ (0.1)	$ 0.2

Depreciation and Amortization. Depreciation and amortization charges were $3.8 million during the second quarter of Fiscal 2005, a decrease of $0.2 million from $4.0 million during the second quarter of Fiscal 2004.

Interest Expense. Interest expense was $1.6 million during the second quarter of Fiscal 2005 compared to $1.8 million during the second quarter of Fiscal 2004, a decrease of $0.2 million, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decreased interest expense on the Senior Credit Agreement	$ —	$ —	$ (0.1)	$ (0.1)
Decrease in preferred stock dividends and accretion	—	—	(0.1)	(0.1)
	$ —	$ —	$ (0.2)	$ (0.2)

Other Income/Expense. Other income was $0.5 million in the second quarter of Fiscal 2005, an increase of $2.2 million as compared to other expense of $1.7 million in the second quarter of Fiscal 2004. The increase in other income in the second quarter of Fiscal 2005 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in loss on early redemption of preferred stock	$ —	$ —	$ 1.7	$ 1.7
Increase in gain on disposal of assets	—	—	0.3	0.3
Increase in interest income	—	—	0.2	0.2
	$ —	$ —	$ 2.2	$ 2.2

Interest income increased by $0.2 million in the second quarter of 2005 as a result of the investment of the cash on the balance sheet, and the increase in other income in the second quarter of Fiscal 2005 was due to a gain on the sale of property and equipment of approximately $0.3 million, which included the sale of the Company’s properties in Tyler, Texas and Sunnyside, Washington.

In the second quarter of Fiscal 2004, the Company’s new Senior Credit Agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million on April 3, 2004. Subsequent to April 3, 2004, the Company issued an irrevocable notice of redemption to holders of the Company’s preferred stock. The Company incurred a loss of approximately $1.7 million which was included in other expense in the second quarter of Fiscal 2004 on the early redemption of the preferred stock.

Income Taxes. The Company recorded income tax expense of $1.6 million for the second quarter of Fiscal 2005, compared to income tax expense of $3.0 million recorded in the second quarter of Fiscal 2004, a decrease of $1.4 million (46.7%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2005.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the second quarter of Fiscal 2005, compared to income from discontinued operations in the second quarter of Fiscal 2004.

Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

Summary of Key Factors Impacting the First Six Months of Fiscal 2005 Results:

Principal factors which contributed to a $9.5million (53.7%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower finished product sales prices,
•	Lower raw material volume, and
•	Higher natural gas and diesel fuel expense.
These decreases were partially offset by:
•	Lower raw material prices, and
•	Improved recovery of collection expense.

Summary of Key Indicators of 2005 Performance:

Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices (quoted on the Jacobsen index),
•	Raw material volume,
•	Production volume and related yield of finished product, and
•	Collection fees and collection operating expense.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the first six months of Fiscal 2005 compared to average Jacobsen prices for the first six months of Fiscal 2004 follow:

	Avg. Price Six Months 2005	Avg. Price Six Months 2004	Decrease	% Decrease
MBM (Illinois)	$177.82 /ton	$207.15 /ton	($29.33 /ton)	(14.2%)
BFT (Chicago)	$ 18.30 /cwt	$ 19.16 /cwt	($0.86 /cwt)	(4.5%)
YG (Illinois)	$ 14.95 /cwt	$ 15.74 /cwt	($0.79 /cwt)	(5.0%)

The decrease in average price of the finished products the Company sells had an unfavorable impact on revenue which was partially offset by a positive impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product.

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

During the first six months of Fiscal 2005, net sales decreased by $16.2 million (9.6%) to $152.6 million as compared to $168.8 million during the first six months of Fiscal 2004. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (7.5)	$ (4.0)	$ —	$ (11.5)
Lower raw material volume	(4.6)	(1.1)	—	(5.7)
Lower yields on production	(2.4)	0.1	—	(2.3)
Purchase of finished product for resale	2.2	(1.9)	—	0.3
Other sales decreases	0.7	(0.8)	—	(0.1)
Improved recovery of collection expense	1.4	1.7	—	3.1
	$ (10.2)	$ (6.0)	$ —	$ (16.2)

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

During the first six months of Fiscal 2005, cost of sales and operating expenses decreased $6.4 million (5.1%) to $118.8 million as compared to $125.2 million during the first six months of Fiscal 2004. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material prices	$ (7.0)	$ (1.8)	$ —	$ (8.8)
Lower raw material volume	(1.4)	(0.2)	—	(1.6)
Purchases of finished product for resale	2.2	(1.9)	—	0.3
Payroll and related benefits	(0.9)	0.9	—	—
Higher energy costs, primarily natural gas	1.5	0.9	—	2.4
Other expenses	1.1	0.2	—	1.3
	$ (4.5)	$ (1.9)	$ —	$ (6.4)

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.0 million during the first six months of Fiscal 2005, a $0.1 million decrease (0.5%) from $18.1 million during the first six months of Fiscal 2004, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Other expense decreases	$ —	$ —	$ (0.1)	$ (0.1)
	$ —	$ —	$ (0.1)	$ (0.1)

Depreciation and Amortization. Depreciation and amortization charges decreased $0.1 million (1.3%) to $7.6 million during the first six months of Fiscal 2005 as compared to $7.7 million during the first six months of Fiscal 2004.

Interest Expense. Interest expense was $3.2 million during the first six months of Fiscal 2005 compared to $3.6 million during the first six months of Fiscal 2004, a decrease of $0.4 million, primarily due to reduced preferred stock dividends and accretion in interest expense charged in the first six months of Fiscal 2004 to interest expense as a result of the adoption of SFAS 150 in the third quarter of Fiscal 2003. The decrease in interest expense was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in preferred stock dividends and accretion	$ —	$ —	$ (0.4)	$ (0.4)
	$ —	$ —	$ (0.4)	$ (0.4)

Other Income/Expense. Other income was $0.7 million in the first six months of Fiscal 2005, a $1.0 million increase in income from other expense of $0.3 million in first six months of Fiscal 2004. The increase in other income in the first six months of Fiscal 2005 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in loss on early redemption of preferred stock	$ —	$ —	$ 1.7	$ 1.7
Decrease in gain on extinguishment of bank debt	—	—	(1.3)	(1.3)
Increase in gain on disposal of assets	—	—	0.1	0.1
Increase in interest income	—	—	0.4	0.4
Decrease in other expense	—	—	0.1	0.1
	$ —	$ —	$ 1.0	$ 1.0

Interest income increased by $0.4 million in the first six months of Fiscal 2005 as a result of the investment of the cash on the balance sheet. Also included in other income in the first six months of 2005 is the gain on the sale of property and equipment of approximately $0.4 million, which included the sale of the Company’s properties in Tyler, Texas and Sunnyside, Washington.

Included in other income in the first six months of Fiscal 2004 was a gain on extinguishment of debt of $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million with a cash payment of $18.0 million, due to SFAS 15 accounting, net of related deferred loan costs of $0.8 million, also extinguished upon payment of debt. Also included in other income in the first six months of

Fiscal 2004 was a gain on the sale of property and equipment of approximately $0.3 million, which included the sale of the Company’s land in Oklahoma City, Oklahoma.

In the first six months of Fiscal 2004, the Company’s Senior Credit Agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company incurred a loss of approximately $1.7 million which was included in other expense in the first six months of Fiscal 2004 on the early redemption of the preferred stock.

Income Taxes. The Company recorded income tax expense of $2.0 million for the first six months of Fiscal 2005, compared to income tax expense of $5.5 million recorded in the first six months of Fiscal 2004, a decrease of $3.5 million (63.6%), primarily due to the increased pre-tax earnings of the Company in Fiscal 2004 and the loss on early redemption of preferred stock of $1.7 million which is non-deductible for tax purposes, but is treated as a return of equity to preferred shareholders, creating an incremental tax effect of approximately $0.6 million. The estimated combined effective annual tax rate for state and Federal income taxes for Fiscal 2005 is approximately 36.0% and for Fiscal 2004 is approximately 40.0%.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the first six months of Fiscal 2005, compared to income from discontinued operations in the first six months of Fiscal 2004.

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

•

The new Senior Credit Agreement provides for a total of $75.0 million in financing facilities, consisting of a $25.0 million Term Loan Facility and a $50.0 million Revolver Facility, which includes a $25.0 million Letter of Credit subfacility. The Revolver Facility may vary based on EBITDA, as defined in the new Senior Credit Agreement.

•	The new Senior Credit Agreement has a term of five years and matures on April 2, 2009.
•	The new Senior Credit Agreement provides for scheduled amortization payments on the Term Loan Facility of $1.25 million, due each quarter during the five-year term of the agreement.
•

The new Senior Credit Agreement bears interest at a rate which may be based upon either prime or LIBOR or a combination of both rates, plus a margin which may be adjusted quarterly based upon the leverage ratio of the Company, as defined by the new Senior Credit Agreement.

•

The refinancing provides increased availability and liquidity, an extended term, lower interest rates, lower banking fees, and more flexible capital investment limitations than the prior Amended and Restated Credit Agreement dated May 13, 2002.

•

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

•

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

The Company’s new Senior Credit Agreement and Senior Subordinated Notes consist of the following elements at July 2, 2005 (in thousands):

Senior Credit Agreement:
Term Loan	$15,750
Revolving Credit Facility:
Maximum availability	$50,000
Borrowings outstanding	—
Letters of credit issued	14,872
Availability	$35,128
Senior Subordinated Notes Payable:	$35,000

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

The classification of long-term debt in the accompanying July 2, 2005 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Senior Subordinated Notes and the new Senior Credit Agreement.

On July 2, 2005, the Company had working capital of $37.2 million and its working capital ratio was 1.91 to 1 compared to working capital of $39.6 million and a working capital ratio of 1.96 to 1 on January 1, 2005. At July 2, 2005, the Company had unrestricted cash of $32.4 million and funds available under the revolving credit facility of $35.1 million, compared to unrestricted cash of $37.2 million and funds available under the revolving credit facility of $36.3 million at January 1, 2005.

Net cash provided by continuing operating activities was $5.5 million and $23.1 million for the six months ended July 2, 2005 and July 3, 2004, respectively, a decrease of $17.6 million, primarily due to lower income from continuing operations of $4.7 million, pension contributions of $5.5 million, and changes in operating assets and liabilities, which includes accounts receivable of $3.0 million and inventory of $3.0 million. Cash used by investing activities was $6.6 million for the first six months of Fiscal 2005, compared to $3.9 million for the first six months of Fiscal 2004, an increase of $2.7 million, primarily due to higher capital investment in the first six months of 2005. Net cash used by financing activities was $3.8 million for the six months ended July 2, 2005, compared to $8.1 million for the six months ended July 3, 2004, a decrease of cash used of $4.3 million, principally due to the redemption of the preferred stock in 2004 as part of the new Senior Credit Agreement.

The Company made capital expenditures of $7.5 million during the first six months of Fiscal 2005, compared to capital expenditures of $4.4 million in the first six months of Fiscal 2004, for a net increase of $3.1 million primarily due to major projects at the Fresno, California and Wahoo, Nebraska facilities that were identified over normal maintenance and compliance capital expenditures. Capital expenditures related to compliance with environmental regulations were $1.2 million and $0.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively.

Based upon the underlying terms of the new Senior Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at July 2, 2005, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

Based upon the annual actuarial estimate, current accruals, and claims paid during the first six months of Fiscal 2005, the Company has accrued approximately $6.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at July 2, 2005. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make no additional payments as of July 2, 2005 in order to meet minimum pension funding requirements during the next twelve months. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Company’s management believes that cash flows from operating activities at the current level in Fiscal 2005, unrestricted cash, and funds available under the new Senior Credit Agreement should be sufficient to meet the Company’s working capital needs and capital expenditures for at least the next twelve months. The impact on cash flows from operations in Fiscal 2005 of the occurrence of BSE in the United States or elsewhere, lower raw material volumes available to the Company due to weak margins in the meat processing industry, regulations by government agencies, the impact on export markets, and the impact on market prices for the Company’s finished products is not known at this time. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2005 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of Fiscal 2005 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures or investments in response to governmental regulations relating to BSE, and/or acquisitions, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations, or otherwise result in liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $3.8 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 2, 2005. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2005, in accordance with accounting principles generally accepted in the United States.

Based upon the underlying lease agreements, the Company expects to pay approximately $6.2 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at July 2, 2005. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

Accounts Receivable and Allowance for Doubtful Accounts

In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers. The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable was approximately $25.2 million and $26.7 million, and the allowance for doubtful accounts was approximately $0.4 million and $0.8 million, at July 2, 2005 and January 1, 2005, respectively.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $8.6 million and $6.0 million at July 2, 2005 and January 1, 2005, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $5.6 million and $5.8 million, for the six months ended July 2, 2005 and July 3, 2004, respectively.

The Company’s intangible assets, including routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 15 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Amortization expense was approximately $2.0 million for the six months ended July 2, 2005 and July 3, 2004.

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

The net book value of property, plant and equipment was approximately $77.7 million and $75.4 million at July 2, 2005 and January 1, 2005, respectively. The net book value of intangible assets, including deferred loan cost, was approximately $17.3 million and $19.6 million at July 2, 2005 and January 1, 2005, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $4.4 million at both July 2, 2005 and January 1, 2005.

Accrued Medical Claims Liability

The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has an employer’s stop loss insurance policy to cover individual claims in excess of $175,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees varies significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $2.5 million and $2.3 million at July 2, 2005 and January 1, 2005, respectively.

Self Insurance, Environmental, and Legal Reserves

The Company purchases its workers compensation, auto and general liability insurance on a retrospective basis. The Company estimates and accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. Estimates of self insurance liability are based upon the report of a third party actuarial report, which the Company relies upon in calculating its estimates. The Company has also accrued loss reserves related to environmental and litigation matters, based upon estimated undiscounted future costs. In developing estimates of loss, the Company utilizes its staff, outside consultants, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants or management of the Company. The reserve for insurance, environmental, and litigation contingencies included in accrued expenses and other non-current liabilities were approximately $16.2 million and $13.9 million at July 2, 2005 and January 1, 2005, respectively.

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

The Company has recorded a minimum pension liability of approximately $13.6 million and $9.0 million at January 1, 2005 and January 3, 2004, respectively. The Company’s net pension cost was approximately $1.6 million, and $1.4 million for the first six months ended July 2, 2005 and July 3, 2004, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $20.3 million at both July 2, 2005 and January 1, 2005.

Stock Option Expense

The Company currently discloses the pro forma effects on net income of expense of stock options issued, and the Company will begin recording compensation expense related to stock options granted, beginning in the second quarter of Fiscal 2006, in accordance with implementation requirements for recently issued SFAS 123 R. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company’s pro forma expense related to stock options granted was approximately $0.3 million and $0.2 million for the first six months ended July 2, 2005 and July 3, 2004, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued which were applicable to the Company during the second quarter of Fiscal 2005.

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

FORM 10-Q FOR THE THREE MONTHS ENDED July 2, 2005

PART II: Other Information

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 11, 2005 were as follows:

The election of six directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For:	59,185,945	Against/Withheld:	2,380,419

O. Thomas Albrecht
For:	58,994,531	Against/Withheld:	2,571,833

Kevin S. Flannery
For:	58,996,744	Against/Withheld:	2,569,620

Fredric J. Klink
For:	46,435,003	Against/Withheld:	15,131,361

Charles Macaluso
For:	59,402,102	Against/Withheld:	2,164,262

Michael Urbut
For:	59,452,048	Against/Withheld:	2,114,316

Approval of the 2004 Omnibus Incentive Plan
For:	38,318,821	Against/Withheld:	23,247,543

Item 6.    EXHIBITS

(a)	Exhibits
	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32.0

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

DARLING INTERNATIONAL INC.

Date: August 11, 2005	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 11, 2005	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)