Form 10-K
period 2005-12-31
DARLING INTERNATIONAL INC
filed 2006-03-16
CIK 916540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number

0-24620

DARLING INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
251 O'Connor Ridge Blvd., Suite 300
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	American Stock Exchange (“AMEX”)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes X No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No X

Indicate by check mark whether the Registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and    (2) has been subject to such filing requirements for the past 90 days.      Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X  .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):       Large accelerated filer             Accelerated filer    X         Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No X

As of the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $204,191,000 based upon the closing price of the common stock as reported on the American Stock Exchange (“AMEX”) on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 64,445,430 shares of common stock, $0.01 par value, outstanding at March 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement in connection with the Registrant’s 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Darling International Inc. is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company processes these raw materials at 24 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing.

Commencing in 1998, as part of an overall strategy to better commit financial resources, the Company’s operations were organized into two segments. These are: 1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, offered to food service establishments and food processors. For the financial results of the Company’s business segments, see Note 15 of Notes to Consolidated Financial Statements.

The Company’s net external sales from continuing operations by operating segment were as follows:

	Fiscal 2005		Fiscal 2004	Fiscal 2003
Continuing operations:
Rendering	$192,340	62.3%	$201,138	62.8%	$214,189	66.3%
Restaurant Services	116,527	37.7	119,091	37.2	109,078	33.7
Total	$308,867	100.0%	$320,229	100.0%	$323,267	100.0%

PROCESSING OPERATIONS

The Company creates finished products primarily through the drying, grinding, separating and blending of its various raw materials. The process starts with the collection of animal processing by-products (fat, bones, feathers and offal) from meat packers, grocery stores, butcher shops, meat markets and food service establishments, as well as used cooking oil from food service establishments and grocery stores.

The animal processing by-products are ground and heated to extract water and separate oils from animal tissue as well as to make the material suitable as an ingredient for animal feed. Protein is separated from the cooked material by pressing the material, then grinding and sifting it through screens. The separated tallow is centrifuged and/or refined for purity. The primary finished products derived from the processing of animal by-products are tallow and protein. Other by-products include feather meal and blood meal. Used cooking oil from food service establishments is processed under a separate procedure that involves heat processing and settling, as well as refining, resulting in derived yellow grease, feed-grade animal fat or oleo-chemical feedstocks.

PURCHASE AND COLLECTION OF RAW MATERIALS

The Company operates a fleet of approximately 640 trucks and tractor-trailers to collect raw materials from approximately 85,400 food service establishments, butcher shops, grocery stores, and independent meat and poultry processors. The raw materials collected are manufactured into the finished products sold by the Company. The Company replaces or upgrades its vehicle fleet as needed to maintain efficient operations.

Rendering materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, or otherwise cease using the Company’s collection services, these operating facilities would be materially and adversely affected. The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location, and weather, among other factors.

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

The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing. The Company charges a collection fee to offset a portion of the expense incurred in collecting raw material.

During the 2005 fiscal year, the Company’s largest single supplier accounted for approximately 8% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 34% of the total raw material processed by the Company. For a discussion of the Company’s competition for raw materials, see “Competition.” Many of the Company’s suppliers supply raw material under long-term supplier agreements. While the Company does not anticipate problems in the availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

RAW MATERIALS PRICING

The Company has two primary pricing arrangements with its raw materials suppliers. Approximately 58% of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

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

FINISHED PRODUCTS

The finished products that result from processing of animal by-products are oils, primarily BFT and YG, and MBM, a protein. Oils are used as ingredients in the production of pet food, animal feed, soaps and as a substitute for traditional fuels. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. MBM is used primarily as high protein additives in pet food and animal feed.

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

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries, including Asia, the Pacific Rim, North Africa, Mexico and South America. Total export sales were $77.6 million, $78.6 million and $110.6 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties. See Note 15 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by country.

A case of bovine spongiform encephalopathy (“BSE”) was diagnosed in a cow in the State of Washington on December 23, 2003. Within days of the initial media reports of the case of BSE, many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. As of February 2, 2006, many foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE had been reopened, although some, such as Hong Kong, permit only boneless beef from U.S. cattle less than 30 months of age to be imported. Steps towards regaining access to the major former export markets of Japan, the largest, and South Korea, the second largest, have also been made. On December 12, 2005, Japan eased its ban by permitting meat from U.S. cattle less than 21 months of age to be imported. Two days later, South Korea’s agriculture ministry concluded that U.S. beef was not a health concern, which may be an important step towards lifting that country’s ban. On January 20, 2006, however, Japan suspended imports of U.S. beef because one shipment contained vertebral column, in violation of the terms of an agreement between the U.S. and Japan. The U.S. Department of Agriculture immediately implemented protocols to prevent such violations in the future and began negotiations with Japan to lift the suspension. Except for Indonesia, export markets for MBM containing beef material produced in the U.S. have generally remained closed. Indonesia reopened its border to pork-free MBM in March 2005 but re-initiated its ban on U.S. MBM following the announcement that a second case of BSE had been found in the U.S.     Despite the MBM market price fluctuations that occurred during late December 2003 and January 2004 and the overall decline in MBM prices through 2005, the Company does not anticipate the need to make significant changes in its business plan or daily operations at this time. The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement such measures, if any, that it deems necessary to respond to the change in market conditions. For larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

Finished products produced by the Company are distributed primarily by truck and rail from the Company's plants shortly following production. While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks’ production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices. Other factors that influence competition, markets and the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which such suppliers buy back the Company’s finished products.

COMPETITION

Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors (rendering operations integrated with the meat or poultry packing operation). Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. The rendering and restaurant services industries are highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. Major competitors for the collection of raw material include: Baker Commodities in the West; National By-Products in the Midwest; and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Service segments. Another major competitor in the restaurant services business is Restaurant Technologies Inc.

In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are, in certain instances, substitutes for soybean oil and palm stearine, while protein is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease, and protein correlate with these substitute commodities. The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

PROPOSED ACQUISITION OF NATIONAL BY-PRODUCTS

On December 19, 2005, Darling, Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of Darling (“Darling National”), and National By-Products, LLC, an Iowa limited liability company (“NBP”), entered into an Asset Purchase Agreement (the "Purchase Agreement"), providing, among other things, that Darling National will acquire substantially all of the assets of NBP (the “Transaction”).

The Purchase Agreement provides that the aggregate consideration for the purchased assets will be: 1) (a) $70.5 million in cash, less all of NBP’s indebtedness related to its credit facilities outstanding immediately prior to the closing date of the acquisition, plus (b) 20% of the outstanding shares of Darling common stock as of 8 a.m. Central Time on the date of closing calculated on a fully-diluted basis, and 2) the assumption of certain of NBP’s liabilities.

In addition to the purchase price paid to NBP on the closing date of the acquisition, Darling may pay additional consideration in the form of Darling common stock, depending on the average market price, of Darling’s common stock for the 90 days prior to the last day of the 13th full consecutive month after closing.

The proposed Transaction has been approved by the boards of directors of Darling and board of managers of NBP and is expected to close in the first half of 2006, subject to approval by Darling's stockholders, NBP's unitholders, and other customary conditions for similar transactions. In addition, if the Company’s board of directors withdraws or modifies its recommendation to the stockholders of the Company to vote in favor of the Purchase Agreement due to any reason other than a reason or reasons arising from a material adverse effect on NBP, then the Company will pay NBP a termination fee of $4.23 million in cash, plus all fees and expenses incurred in connection with the transactions contemplated by the Purchase Agreement up to $1.0 million in the aggregate.

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

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers its intellectual property to be of material value. The Company has registered or applied for registration of certain of its intellectual property, including the tricolor triangle used in the Company’s signage and logos and the names "Darling," "Darling Restaurant Services" and "CleanStar." Company policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2005, the Company employed approximately 1,110 persons full-time. Approximately 48.9% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company’s relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are as follows:

•

The Food and Drug Administration (“FDA”), which regulates food and feed safety. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 CFR 589.2000, referred to herein as the “BSE Feed Rule”). The intent of this rule is to prevent further spread of BSE, commonly referred to as “mad cow disease.” Company management believes the Company is in compliance with the provisions of the rule.

On January 26, 2004, the FDA announced intentions to modify the BSE Feed Rule by removing the exemptions for certain products, including blood and blood products, and requiring dedicated processing lines for handling and processing restricted use and exempted proteins. The FDA also announced its intent to ban the use of certain animal tissue derived materials in food and supplements.

On July 14, 2004, the FDA published regulations prohibiting: 1) specified risk materials (“SRM”) from human food and cosmetics and 2) SRM and non-ambulatory or dead cattle from cosmetics. BFT that is either derived from SRM-free raw materials or contains less than 0.15% hexane insoluble impurities will be permitted in human food supplements and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. The FDA also requested public comment on their intended modifications to the BSE Feed Rule as well as regulations that would: 1) prohibit material derived from SRM and dead or non-ambulatory cattle in animal feed; 2) prohibit all animal proteins in feed for ruminant animals; and/or 3) require that only BFT either derived from SRM-free material or containing less than 0.15% impurities be allowed in animal feed. Only questions were posed in this announcement of proposed rulemaking, to which the Company, among others, responded in comments submitted to the FDA.

On September 30, 2004, the FDA issued Guidance Document #174, which cited the agency’s statutory authority to consider animal feed and feed ingredients derived from a BSE-positive animal to be adulterated and prohibit the use of such adulterated material in animal feed.

On October 6, 2005, the FDA proposed to amend the agency’s regulations to prohibit certain cattle origin materials in the food or feed of all animals (“Proposed Rule”). The materials that are proposed to be banned include: 1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; 2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and 3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed. In addition, the Proposed Rule provides that tallow containing more than 0.15% insoluble impurities also be banned from all animal food and feed if such tallow is derived from the proposed prohibited materials. The Company, among others, responded to the agency’s comments submitted during the public comment period, which closed December 20, 2005. No new regulations affecting animal feed or modifying the feed rule have been issued to date. This situation will likely continue to be fluid into 2006. The FDA is currently reviewing the comments submitted and has not taken any further action. The Company’s management will continue to monitor this and other regulatory issues.

Effective October 7, 2005, the FDA amended its July 14, 2004 interim final rule, which prohibited the use of SRM for human food and required that tallow intended for use in human food and cosmetics contain less than 0.15% impurities. The FDA amended its original interim final rule to remain consistent with rulemaking by the Food Safety Inspection Service of the USDA regarding SRM, which was also effective on October 7, 2005. In the amended final rule, the FDA permits the use of beef small intestine for human food, provided the last 80 inches (distal ileum) of small intestine is removed and the small intestine is derived from cattle that have been inspected and passed for human consumption. The FDA also amended its list of acceptable methods for measuring insoluble impurity levels in tallow to include the methods commonly used by the tallow industry. The impurities limit does not apply to tallow used to make tallow-derivatives (fatty acids).

•	The United States Department of Agriculture (“USDA”), which regulates collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of the Company’s activities:

– Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials, and

– Food Safety Inspection Service (“FSIS”) regulates sanitation and food safety programs.

On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. These regulations prohibit non-ambulatory animals from entering the food chain, require removal of SRM at slaughter, and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

•	The Environmental Protection Agency (“EPA”), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation (“USDOT”), as well as local and state agencies, which regulate the operation of the Company’s commercial vehicles.

•	The Securities and Exchange Commission (“SEC”), which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

Such rules and regulations may influence the Company’s operating results at one or more facilities.

AVAILABLE INFORMATION

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC, which can be read and/or copies made at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC.

The Company makes available, free of charge, through its investor relations web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. The address for the Company’s investor relations web site is http://www.darlingii.com/investors/investors.html.

ITEM 1A.	RISK FACTORS

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

Risks Related to the Proposed NBP Transaction

The Company may be unable to successfully integrate National By-Products and achieve the benefits expected to result from the Transaction.

The Company and National By-Products entered into the Purchase Agreement with the expectation that the Transaction would result in mutual benefits including, among other things, growing revenue, diversifying raw material supplies and creating a larger platform to grow the restaurant services segment. Achieving the benefits of the Transaction will depend in part on the integration of the Company’s and National By-Products’ operations and personnel in a timely and efficient manner so as to minimize the risk that the Transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. If the Transaction closes, factors that could affect the Company’s ability to achieve these benefits include:

•	Difficulties in integrating personnel, financial reporting and other systems used by National By-Products into the Company;

•	The failure of National By-Products’ operations to perform in accordance with the Company’s expectations;
•	Any future goodwill impairment charges that the Company could incur with respect to the assets of National By-Products;
•	Failure to achieve anticipated synergies between the Company’s business units and the business units of National By-Products;
•	The loss of National By-Products’ raw material suppliers; and
•	The loss of any of the key employees of National By-Products.

If National By-Products’ operations do not operate as the Company anticipates, it could materially harm the Company’s business, financial condition and results of operations.

The Company will succeed to substantially all of National By-Products’ liabilities.

In addition, upon closing of the Transaction, the Company will succeed to substantially all of National By-Products’ liabilities. The Company may learn additional information about National By-Products’ business that adversely affects the Company, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) or other applicable laws. As a result, there can be no assurance that the Transaction will be successful or will not, in fact, harm the Company’s business. Although $3.5 million of the cash consideration and $6.5 million of the stock consideration to be paid in the Transaction will be placed in an escrow fund at closing to satisfy, at least in part, any indemnification claims made by the Company against National By-Products with respect to certain liabilities, if National By-Products’ liabilities are greater than projected, or if there are obligations of National By-Products of which the Company is not aware at the time of completion of the Transaction and these liabilities and obligations cannot be covered by the escrow fund, the Company’s business could be materially adversely affected and its stock price could decline.

The Company may be unable to realize the expected cost savings from the Transaction.

Even if the Company is able to integrate National By-Products’ operations successfully, the Company cannot assure its stockholders that this integration will result in the realization of the full benefits of the cost savings or revenue enhancements that the Company expects to result from this integration or that these benefits will be achieved within the timeframe that the Company expects. The cost savings from the Transaction may be offset by costs incurred in integrating National By-Products’ operations, as well as by increases in other expenses, by operating losses or by problems with the Company’s or National By-Products’ businesses unrelated to the Transaction.

Failure to complete the Transaction could negatively impact the stock price of the Company’s common stock and the future business and financial results of the Company because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the Transaction.

Although the Company has agreed to make an effort to obtain stockholder approval of the proposals relating to the Transaction, there is no assurance that these proposals will be approved, and there is no assurance that Darling and National By-Products will satisfy the other conditions to the completion of the Transaction. If the Transaction is not completed for any reason, the Company will be subject to several risks, including the following:

•	Being required to pay National By-Products a termination fee of $4.23 million, which the Company is required to pay in certain circumstances relating to termination of the Purchase Agreement; and

•

Having had the focus of the Company’s management directed toward the Transaction and integration planning instead of the Company’s core business and other opportunities that could have been beneficial to the Company.

In addition, the Company would not realize any of the expected benefits of having completed the Transaction.

If the Transaction is not completed, the price of the Company’s common stock may decline to the extent that the current market price of the Company’s common stock reflects a market assumption that the Transaction will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the Transaction was not consummated due to an adverse change in the Company. In addition, the Company’s business may be harmed, and the price of the Company’s stock may decline as a result, to the extent that customers, suppliers and others believe that the Company cannot compete in the marketplace as effectively without the acquisition of the assets of National By-Products or otherwise remain uncertain about the Company’s future prospects in the absence of the Transaction. For example, customers and suppliers may delay, redirect or defer purchasing decisions, which could negatively affect the business and results of operations of the Company, regardless of whether the Transaction is ultimately completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the Company after the Transaction and choose to pursue other opportunities that could adversely affect the Company if the Transaction is not completed. This may adversely affect the ability of the Company to attract and retain key management and marketing and technical personnel, which could harm the Company’s businesses and results.

In addition, if the Transaction is not completed and the Company’s board of directors determines to seek another acquisition or business combination, there can be no assurance that a transaction creating stockholder value comparable to the value perceived to be created by the proposed acquisition of National By-Products will be available to the Company.

If the Transaction is not completed, the Company cannot assure its stockholders that these risks will not materialize or materially adversely affect the business, financial results, financial condition and stock price of the Company.

The Company may be required to pay a termination fee of $4.23 million if its board of directors withdraws or modifies its recommendation that the stockholders approve the Transaction.

The Purchase Agreement requires the Company to pay a termination fee of $4.23 million if its board of directors withdraws or modifies its recommendation to the Company’s stockholders to vote in favor of the Purchase Agreement due to any reason other than a reason or reasons arising from a material adverse effect on National By-Products. The payment of this termination fee could have an adverse effect on the Company’s financial condition.

The Company expects substantial transaction, consolidation and integration costs related to the Transaction.

If the Transaction is consummated, the Company will have incurred substantial expenses, including investment banking, legal, accounting and printing fees. It is expected that the Company will also incur significant consolidation and integration expenses that cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and, when combined with the expenses incurred in connection with the consolidation and integration of the companies, could have an adverse effect on the consolidated business, financial condition and operating results of the Company.

Risks Related to General Business

The Company’s results of operations and cash flow may be reduced by decreases in the market price of its products.

The Company’s finished products are commodities, the prices of which are quoted on established commodity markets. Accordingly, the Company’s results of operations will be affected by fluctuations in the prevailing market prices of these finished products. A significant decrease in the market price of the Company’s products would have a material adverse effect on the Company’s results of operations and cash flow.

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

The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are:

•	The FDA, which regulates food and feed safety;
•	The USDA, including its agencies APHIS and FSIS, which regulates collection and production methods;
•	The EPA, which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge;
•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality;
•	The USDOT, as well as local and state transportation agencies, which regulate the operation of the Company’s commercial vehicles; and
•	The SEC, which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

These rules and regulations may influence the Company’s operating results at one or more facilities. There can be no assurance that the Company will not incur material costs and liabilities in connection with government regulations.

The Company is highly dependent on natural gas and diesel fuel.

The Company’s operations are highly dependent on the use of natural gas and diesel fuel. Energy prices for natural gas and diesel fuel are expected to remain high throughout 2006. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remain relatively high in 2006 and represent an ongoing challenge to the Company’s operating results for future periods. A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations. See Item 7, "Management’s Discussion and Analysis," for a recent history of natural gas pricing.

Darling’s business may be negatively impacted by a significant outbreak of avian influenza (“Bird Flu”) in the U.S.

Avian influenza, or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has recently spread throughout Asia to Europe at an unprecedented rate. Bird Flu is not a new disease, and while it does not currently exist in the U.S., it has occurred in this country twice within the past 25 years. The USDA has developed safeguards to protect the U.S. poultry industry from Bird Flu. Such safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for meat and bone meal (MBM).

The Company’s business may be affected by the impact of BSE.

As discussed in Item 1, “Business – Regulations,” effective August 1997, the FDA promulgated the BSE Feed Rule in an effort to prevent the spread of BSE.

The following is a background to BSE in the U.S. and an overview of the regulations issued by the U.S. government in response thereto (for a more detailed discussion about the regulatory history discussed below, please see Item 1, “Business – Regulations”):

•

On December 23, 2003, a cow originally imported from Canada to the state of Washington was diagnosed to have BSE. The U.S. government subsequently banned downer animals and SRM from food and cosmetics. Cattle that are tested for BSE are also prohibited from entering the food or feed chains until the animals are verified to be negative for the disease. On January 26, 2004, the FDA announced intentions to modify its BSE Feed Rule. Subsequently, on July 14, 2004, the FDA and USDA jointly requested public comment on possible actions to further mitigate the risk of BSE. On September 30, 2004, the FDA published a guidance document indicating that, pursuant to Section 402(a)(5) of the Federal Food, Drug and Cosmetic Act, animal feed and feed ingredients containing material from a BSE-positive animal will be considered adulterated and may not be fed to animals.

•

On June 24, 2005, a 12-year-old U.S.-born cow was diagnosed to have BSE. The animal was born more than four years before the FDA implemented the BSE Feed Rule in 1997. The cow was originally sampled at a pet food plant on November 18, 2004. Rapid screening tests for BSE were inconclusive and the carcass was incinerated so it did not enter the feed chain. Confirmation tests subsequently conducted by the USDA using immunohistochemistry (“IHC”) indicated the animal was negative for BSE. However, following an audit of the USDA’s enhanced BSE surveillance program by the Inspector General for USDA, the sample was retested on June 18, 2005 for BSE using the Western Blot technique, another internationally accepted confirmation test. The sample was positive for BSE using the Western Blot test. Because of the conflicting results obtained from the two test methods, the sample was sent to The Veterinary Laboratories Agency in Weybridge, England, where on June 24, 2005 it was confirmed to be positive for BSE. During the subsequent USDA investigation, 67 animals from the index herd were sacrificed, tested and found to be negative for BSE. In addition, the FDA investigation found the infected animal was fed in compliance to the BSE Feed Rule and did not receive MBM of ruminant animal origin after 1997, when the rule banning such practices went into effect. The FDA concluded the animal was most likely exposed to BSE before the BSE Feed Rule was promulgated.

•

On March 13, 2006, the USDA announced that another cow in the U.S. was diagnosed to have BSE. Samples were taken from this non-ambulatory animal on a farm in the state of Alabama by a veterinarian who euthanized the animal and sent the samples for testing. Initial rapid screening tests for BSE were inconclusive, but subsequent tests using the Western Blot technique were positive for BSE. This cow did not enter the animal or human food chain. The USDA is currently performing epidemiological work to determine the animal's precise age and origin. The Company's management will continue to monitor this situation.

•	A few major beef packing companies have begun selling SRM-free MBM for a premium to specific customers, primarily pet food manufacturers.

•

As a result of the first BSE case, many foreign countries banned imports of U.S.-produced beef and beef products, including MBM. Tallow exports were briefly banned, but this initial ban was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. As of February 2, 2006, many foreign markets closed to U.S. beef following the discovery of the first U.S. case of BSE, had been reopened, although some, such as Hong Kong, permit only boneless beef from U.S. cattle less than 30 months of age to be imported. Steps towards regaining the major former export markets of Japan, the largest, and South Korea, the second largest, had also been made. On December 12, 2005, Japan eased its ban by permitting meat from U.S. cattle less than 21 months of age to be imported. Two days later, South Korea’s agriculture ministry concluded that U.S. beef was not a health concern, which may be an important step towards lifting that country’s ban. On January 20, 2006, however, Japan suspended imports of U.S. beef because one shipment contained vertebral column, in violation of the terms of the agreement between the U.S. and Japan. The USDA immediately implemented protocols to prevent such violations in the future and began negotiations with Japan to lift the suspension. Except for Indonesia, export markets for MBM containing beef material produced in the U.S. have generally remained closed. Indonesia reopened its border to pork-free MBM in March 2005, but re-initiated its ban on U.S. MBM following the announcement that a second case of BSE had been found in the U.S.

•

In May 2003, the USDA closed the border to live cattle and beef from Canada after a cow with BSE was discovered there. Boneless beef derived from Canadian cattle under 30 months of age was later approved for importation into the U.S. Canadian officials found two additional cases of BSE in December 2004 and January 2005. On January 4, 2005, the USDA published a Final Rule establishing criteria for classifying geographic regions as presenting minimal-risk of introducing BSE into the U.S. This same rulemaking placed Canada into the minimal-risk category based on an extensive investigation by USDA veterinarians. Based on this classification, USDA announced its intent to reopen the Canadian border to live cattle under 30 months of age and beef from such cattle beginning March 7, 2005. Imports of SRM-free beef from cattle over 30 months of age were also to be allowed, but this action was tabled by the Secretary of Agriculture on February 9, 2005 to allow time for further study. The Ranchers – Cattlemen Action Legal Fund – United Stock Growers of America (“R-CALF”) sued the USDA and, on March 2, 2005, was granted a temporary injunction by the U.S.  District Court for the District of Montana, which prevented implementation of the Minimal Risk Rule and kept the border closed to Canadian cattle. On July 14, 2005, the U.S. Ninth Circuit Court of Appeals agreed with the USDA and overturned the lower court’s temporary injunction, reopening the Canadian border to cattle less than 30 months of age. The first Canadian cattle were imported into the U.S. on July 18, 2005. The importation of SRM-free beef from Canadian cattle over 30 months of age continues to be banned.

The following are recent developments with respect to the above background to BSE in the U.S. and regulatory history in response thereto:

•	On October 6, 2005, the FDA proposed to amend the agency’s regulations to prohibit certain cattle origin materials in the food or feed of all animals (the “Proposed Rule”).

•

Effective October 7, 2005, the FDA amended its July 14, 2004 interim final rule, which prohibited the use of SRM for human food and required that tallow intended for use in human food and cosmetics contain less than 0.15% impurities.

•

As of March 12, 2006, only two samples had tested positive for BSE out of more than 652,697 samples collected since June 1, 2004. Samples were collected from the highest risk cattle population, which includes non-ambulatory animals, dead cattle and healthy cattle.

The occurrence of BSE in the U.S. may result in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products, reduced demand for beef and beef products by consumers, or increase the Company’s operating costs.

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

The Company’s success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company’s results of operations and prospects. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain these personnel could materially adversely affect the Company’s business and results of operations.

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

The Company’s credit agreements currently, and future debt agreements may, restrict its ability to:
•	incur additional indebtedness;
•	pay dividends and make other distributions;
•	amend the terms of subordinated debt;
•	make restricted payments;
•	create liens;
•	merge, consolidate or acquire other businesses;
•	sell and otherwise dispose of assets;
•	enter into transactions with affiliates;
•	make investments, loans, and advances;
•	guarantee indebtedness or other obligations;
•	enter into operating leases or sale-leaseback, synthetic leases, or similar transactions;
•	enter into hedge agreements;
•	make changes to its corporate name, fiscal year, capital structure and constituent documents; and
•	engage in new lines of business unrelated to the Company’s current businesses.

These terms may impose restrictions on the Company’s ability to finance future operations, implement its business strategy, fund its capital needs or engage in other business activities that may be in its interest. In addition, the Company’s credit agreements require, and future indebtedness may require, the Company to maintain compliance with specified financial ratios. Although the Company is currently in compliance with the financial ratios and does not plan on engaging in transactions that may cause the Company not to be in compliance with the ratios, its ability to comply with these ratios may be affected by events beyond its control, including the risks described in the other risk factors and elsewhere in this report.

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

The Company has not declared or paid cash dividends on its common stock since January 3, 1989. The payment of any dividends by the Company on its common stock in the future will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, operations, capital requirements, the Company’s general financial condition, the general financial condition of the Company’s subsidiaries, limitations in its senior and subordinated credit facilities, and general business conditions.

The Company’s ability to pay any cash or non-cash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreements. The Company’s credit agreements permit the Company to pay cash dividends on the Company’s common stock pursuant with the terms and conditions of the Company’s credit agreements. Moreover, under Delaware law, the Company is permitted to pay cash or accumulated dividends on the Company’s capital stock, including the Company’s common stock, only out of surplus, or if there is no surplus, out of the Company’s net profits for the fiscal year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company’s total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. In order to pay dividends, the Company must have surplus or net profits equal to the full amount of the dividends at the time the dividend is declared. In determining the Company’s ability to pay dividends, Delaware law permits the Company’s board of directors to revalue the Company’s assets and liabilities from time to time to their fair market values in order to establish the amount of surplus. The Company cannot predict what the value of the Company’s assets or the amount of the Company’s liabilities will be in the future and, accordingly, the Company cannot assure the holders of the Company’s common stock that the Company will be able to pay dividends on the Company’s common stock.

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

The Company may issue additional common stock or preferred stock, which could dilute shareholder interests.

The Company’s certificate of incorporation, as amended, does not limit the issuance of additional common stock or additional series of preferred stock. As of March 7, 2006, the Company has available for issuance 35,554,570 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock that may be issued in additional series. The Company will issue 20% of the outstanding shares of common stock on a fully diluted basis on the date of closing of the proposed Transaction.

As a result of the recapitalization, the Company’s ability to apply federal income tax net operating loss carryforwards will be limited.

As a result of the recapitalization of the Company in May, 2002, the Company’s ability to use federal income tax net operating loss carryforwards to offset future taxable income that may be generated is limited. In particular, the Company has undergone a change in ownership under Section 382 of the Internal Revenue Code as a result of the recapitalization. By virtue of such a change in ownership, an annual limitation (generally equal to the pre-change value of the Company’s stock multiplied by the adjusted federal tax-exempt rate, which is set monthly by the Internal Revenue Service based on prevailing interest rates and equal to 5.01% for May 2002) will be applied to the use of those net operating loss carryforwards against future taxable income.

The Company has debt and interest payment requirements which could adversely affect its ability to operate its business.

The Company has indebtedness that could have important consequences to the holders of the Company’s securities including the risks that:

•

the Company will be required to use $5.0 million of its cash flow from operations in Fiscal 2006 to pay its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of the Company’s business strategy, working capital, capital expenditures, product development efforts and other general corporate purposes;

•	the Company’s interest expense could increase if interest rates in general increase because a portion of the Company’s debt will bear interest based on market rates;
•	the Company’s level of indebtedness will increase its vulnerability to general adverse economic and industry conditions;
•	the Company’s debt service obligations could limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business;
•	the Company’s level of indebtedness may place it at a competitive disadvantage compared to its competitors that have less debt; and
•

a failure by the Company to comply with financial and other restrictive covenants in the agreements governing the Company’s indebtedness could result in an event of default and could have a material adverse effect on the Company.

As of March 7, 2006, the Company had outstanding senior subordinated debt of $35.0 million and senior secured term loans of $13.25 million and had no senior secured revolving loans outstanding under the Company’s credit agreements. As of such date, five letters of credit in the face amounts of $7.2 million, $4.1 million, $2.5 million, $0.8 million and $0.3 million, a total of $14.9 million in letters of credit, were issued and outstanding under the senior credit facility. As of March 7, 2006, the Company is able to incur additional indebtedness, including approximately $35.1 million of additional debt available under the Company’s revolving credit facility. Additional indebtedness will increase the risks described above. All borrowings under the Company’s credit agreement are secured and senior to the Company’s securities. For risks associated with the restrictive covenants in the Company’s debt instruments, see the Risk Factor entitled “Restrictions imposed by the Company’s credit agreements and future debt agreements may limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.”

If the acquisition of NBP is consummated, the Company expects to have outstanding senior bank debt of $100 million. Furthermore, the Company expects to have letters of credit of $20 million in the aggregate issued and outstanding under its senior credit facility. The Company will be able to incur additional indebtedness following the closing, including approximately $55 million of additional debt under this facility.

The Company has a material weakness in its internal control over financial reporting that requires remediation.

As a result of management's evaluation of the Company's internal control over financial reporting, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005, because of the material weakness discussed in Item 9A, "Controls and Procedures." This conclusion could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of the Company's financial statements. While the Company intends to undertake certain actions to remediate this material weakness, the Company will not know if these actions will be effective until it has tested its internal controls in future periods. In addition, any failure by the Company to improve and maintain its internal controls could harm the Company's operating results or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company's stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas in an office facility, where the Company leases approximately 23,000 square feet.

The Company’s 24 operating facilities consist of 18 full service rendering plants, four yellow grease/trap plants, one blending plant and one technical plant. Except for three leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 19 transfer stations in the United States, some of which also process yellow grease and trap. These transfer stations serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease

Rendering Business Segment

Omaha, NE	Rendering
Omaha, NE *	Blending
Omaha, NE	Technical Tallow

Restaurant Services Business Segment

Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
Tampa, FL	Yellow Grease/Trap

* Property is leased. Annual rent expense for these leased properties in the aggregate was $0.6 million in Fiscal 2005.

Substantially all assets of the Company, including real property, are either pledged or mortgaged as collateral for borrowings under the Company’s senior credit agreement.

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company’s processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions. The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 31, 2005 and January 1, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $15.0 million and $13.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “DAR”. The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the common stock as reported on the American Stock Exchange.

	Market Price
Fiscal Quarter	High	Low
2005:
First Quarter	$4.50	$3.85
Second Quarter	$4.00	$3.52
Third Quarter	$3.96	$3.40
Fourth Quarter	$4.05	$3.26
2004:
First Quarter	$3.53	$2.56
Second Quarter	$4.50	$3.25
Third Quarter	$4.75	$3.87
Fourth Quarter	$4.39	$3.60

On March 7, 2006, the closing sales price of the Company's common stock on the American Stock Exchange was $4.40. The Company has been notified by its stock transfer agent that as of March 7, 2006, there were 83 holders of record of the common stock.

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

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2005 with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company’s security holders, and ii) all compensation plans not previously approved by the Company’s security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;
•	the weighted-average exercise price of the outstanding options; and
•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,751,005 (1)	$2.70	3,796,400
Equity compensation plans not approved by security holders	–	–	–
Total	1,751,005	$2.70	3,796,400

(1)

Includes shares underlying options that have been issued pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) as approved by the Company‘s stockholders. See Note 11 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 31, 2005, January 1, 2005, and January 3, 2004, and the related notes thereto.

Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
Fifty-two Weeks Ended December 31, 2005	Fifty-two Weeks Ended January 1, 2005	Fifty-three Weeks Ended January 3, 2004	Fifty-two Weeks Ended December 28, 2002	Fifty-two Weeks Ended December 29, 2001

(dollars in thousands, except per share data)

Statement of Operations Data:
Net sales	$308,867	$320,229	$323,267	$261,059	$241,350
Cost of sales and operating expenses (a)	241,707	237,925	245,175	193,632	184,230
Selling, general and administrative expenses	35,240	36,509	35,808	30,169	28,212
Depreciation and amortization	15,787	15,224	15,124	16,415	24,859

Operating income	16,133	30,571	27,160	20,843	4,049
Interest expense	6,157	6,759	2,363	6,408	14,160
Other (income)/expense, net (b)	(903)	299	(3,914)	(2,006)	1,608
Income/(loss) from continuing operations before income taxes	10,879	23,513	28,711	16,441	(11,719)
Income tax expense	3,184	9,245	10,632	7,151	–
Income/(loss) from continuing operations	7,695	14,268	18,079	9,290	(11,719)
Income/(loss) from discontinued operations, net of tax	46	(376)	112	(327)	(126)
Net Income/(Loss)	$ 7,741	$ 13,892	$ 18,191	$ 8,963	$(11,845)
Basic earnings/(loss) per common share	$ 0.12	$ 0.22	$ 0.29	$ 0.18	$ (0.76)
Diluted earnings/(loss) per common share	$ 0.12	$ 0.22	$ 0.29	$ 0.18	$ (0.76)
Weighted average shares outstanding	63,929	63,840	62,588	45,003	15,568
Diluted weighted average shares outstanding	64,525	64,463	63,188	45,577	15,568
Other Financial Data:
Adjusted EBITDA (c)	$31,920	$45,795	$42,284	$37,258	$28,908
Depreciation	11,903	11,345	10,958	12,135	19,603
Amortization	3,884	3,879	4,166	4,280	5,256
Capital expenditures	21,406	13,312	11,586	13,433	8,847
Balance Sheet Data:
Working capital/(deficiency)	$40,407	$39,602	$31,189	$13,797	$(116,718)
Total assets	190,772	182,809	174,649	162,912	159,079
Current portion of long-term debt	5,026	5,030	7,489	8,372	120,053
Total long-term debt less current portion	44,502	49,528	48,188	60,055	–
Stockholders’ equity/(deficit)	73,680	67,235	55,282	35,914	(9,654)

(a)

Included in cost of sales and operating expenses is a settlement with certain past insurers of approximately $2.8 million recorded in Fiscal 2004 as a credit (recovery) of claims expense and previous insurance premiums.

(b)

Included in other (income)/expense is gain on early retirement of debt of approximately $1.3 million in Fiscal 2004, $4.7 million in Fiscal 2003 and $0.8 million in Fiscal 2002. Also included in other (income)/expense is loss on redemption of preferred stock of approximately $1.7 million in Fiscal 2004.

(c)

Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with generally accepted accounting principles. Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, interest expense, income/(loss) from discontinued operations, net of tax, income tax provision and other income/(expense). The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, management believes that adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance. As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. However, adjusted EBITDA is not a recognized measurement under U.S. GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with generally accepted accounting principles. Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under our senior credit agreement. The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in our senior credit agreement, as those definitions permit further adjustment to reflect certain other non-cash charges.

Reconciliation of Net Income/(Loss) to Adjusted EBITDA

(dollars in thousands)	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001

Net income/(loss)	$ 7,741	$13,892	$18,191	$ 8,963	$(11,845)

Depreciation and amortization	15,787	15,224	15,124	16,415	24,859

Interest expense	6,157	6,759	2,363	6,408	14,160

(Income)/loss from discontinued operations, net of tax	(46)	376	(112)	327	126

Income tax expense	3,184	9,245	10,632	7,151	–

Other (income)/expense	(903)	299	(3,914)	(2,006)	1,608

Adjusted EBITDA	$31,920	$45,795	$42,284	$37,258	$28,908

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A of this report, under the heading “Risk Factors.”

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report. The Company is organized along two operating business segments, Rendering and Restaurant Services. See Note 15 of Notes to Consolidated Financial Statements.

Overview

Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes these raw materials at 24 facilities located throughout the United States into finished products such as protein (primarily MBM), tallow (primarily BFT), and YG. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s business, see Item 1, “Business,” and for additional information on the Company’s segments, see Note 15 of Notes to Consolidated Financial Statements.

Major challenges faced by the Company during Fiscal 2005 included reduced raw material supplies, lower prices for all finished products and higher energy prices for natural gas and diesel fuel. During Fiscal 2005 a second case of Bovine Spongiform Encephalopathy (“BSE”) was announced. This continued to contribute to an environment of uncertainty regarding the implementation of the anticipated BSE regulations, which have not yet been implemented. Export markets in some foreign countries for U.S.-produced finished beef products and other cattle by-products continued to be closed throughout Fiscal 2005. The effects of these challenges during Fiscal 2005 are summarized in the sections that follow.

Operating income decreased by $14.4 million in Fiscal 2005 compared to Fiscal 2004. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in Fiscal 2005 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2005

•

Lower raw material volumes were collected from suppliers during Fiscal 2005. Management believes that weak cattle slaughter margins in the meat processing industry, along with export restrictions on U.S. beef products, contributed to a decline in red meat raw material volumes collected by the Company during Fiscal 2005. This is a continuation of lower raw material volumes noted during the third quarter of Fiscal 2004. The financial impact of lower raw material volumes on sales revenue and raw material cost is summarized below in “Results of Operations.”

•

The average price of the Company’s finished products was lower during Fiscal 2005 compared to the same period in Fiscal 2004. Management believes that closure of foreign export markets to U.S.-produced beef products in 2004 continued to result in lower commodity prices at the Company’s export locations. In years prior to 2004, the Company received a premium to domestic commodity finished goods prices in certain of its export locations. The export market ban of U.S.-produced beef products resulted in the loss of that price premium during Fiscal 2004, and this continued into 2005. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in “Results of Operations.” Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in “Summary of Key Indicators.”

•

High energy prices for both natural gas and diesel fuel persisted throughout Fiscal 2005. The Company attempts to manage natural gas price risk by entering into forward purchase agreements, depending on market conditions, in order to purchase natural gas for future months when prices are relatively low. The Company also has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in “Results of Operations.”

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2005 and Thereafter

BSE Related Issues:

Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as “mad cow disease.” See the risk factor entitled “The Company’s business may be affected by the impact of BSE” beginning on page 14 for more information about BSE and its potential effects on the Company, including government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers, or increases in operating costs.

Other Critical Issues and Challenges

•

Over the next year the integration of the assets acquired in the Transaction from NBP will have a significant impact on the Company’s personnel and operations. See the risk factor entitled “The Company may be unable to successfully integrate National By-Products and achieve the benefits expected to result from the Transaction” beginning on page 10 for more information.

•

Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) are expected to continue throughout 2006 and thereafter. The Company complied with the Sarbanes Act in Fiscal 2004 and 2005. The Company expects recurring compliance costs related to the required updating of documentation and the testing and auditing of the Company’s system of internal controls, as required by the Sarbanes Act.

•

Energy prices for natural gas and diesel fuel are expected to remain high in 2006. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in 2005 and represent an ongoing challenge to the Company’s operating results for future periods.

•

Avian influenza (“Bird Flu”), a highly contagious disease that affects poultry, has recently spread throughout Asia to Europe at an unprecedented rate. Bird Flu is not a new disease, and while it does not currently exist in the U.S., it has occurred in this country twice within the past 25 years. The USDA has developed safeguards to protect the U.S. poultry industry from Bird Flu. Such safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Any significant outbreak of Bird Flu in the U.S. could have a negative impact on our business by reducing demand for MBM.

                 These challenges indicate there can be no assurance that operating results of the Company in Fiscal 2005 are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended December 31, 2005 (“Fiscal 2005”) Compared to Fifty-two Week Fiscal Year Ended January 1, 2005 (“Fiscal 2004”)

Summary of Key Factors Impacting Fiscal 2005 Results:

Principal factors that contributed to a $14.4 million (47.1%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower finished product sales prices,
•	Lower raw material volume,
•	Higher natural gas and diesel fuel expense, and
•	Prior year insurance settlement with certain of the Company’s past insurers.
These decreases to operating income were partially offset by:
•	Lower raw material prices, and
•	Improved recovery of collection expense.

Summary of Key Indicators of Fiscal 2005 Performance:

Principal indicators that management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices quoted on the Jacobsen index,
•	Raw material volume,
•	Production volume and related yield of finished product,
•	Natural gas prices quoted on the NYMEX index,
•	Collection fees and collection operating expense, and
•	Factory operating expenses.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for Fiscal 2005, compared to average Jacobsen prices for Fiscal 2004 follow:

	Avg. Price Fiscal 2005	Avg. Price Fiscal 2004	Increase/ (Decrease)	% Change
MBM (Illinois)	$167.53/ton	$190.36 /ton	$(22.83/ton)	(12.0%)
BFT (Chicago)	$ 17.46/cwt	$ 17.95 /cwt	$(0.49/cwt)	(2.7%)
YG (Illinois)	$ 14.44/cwt	$ 15.12 /cwt	$(0.68/cwt)	(4.5%)

The decrease in the average prices of the finished products the Company sells had an unfavorable impact on revenue which is partially offset by a positive impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost based upon the price of finished product.

Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry, and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. Both of these factors negatively impacted the Company’s yield during Fiscal 2005.

Natural gas commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas. The prices are important to the Company because natural gas is a major component of factory operating costs and natural gas prices are an indicator of achievement of the Company’s business plan. Average NYMEX pricing for natural gas for the last two fiscal years are set forth below.

	Avg. Price Fiscal 2005	Avg. Price Fiscal 2004	Increase	% Increase
Natural Gas	$8.62 /mmbtu	$6.14 /mmbtu	$2.48 /mmbtu	40.4%

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of tallow, protein, and yellow grease. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale.

During Fiscal 2005, net sales decreased by $11.3 million (3.5%) to $308.9 million as compared to $320.2 million during Fiscal 2004. The decrease in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$(7.5)	$(7.8)	$ –	$(15.3)
Lower raw material volume	(2.7)	(1.5)	–	(4.2)
Lower yields on production	(2.7)	0.2	–	(2.5)
Improved recovery of collection expenses	2.7	3.0	–	5.7
Management fees and third party revenue	–	0.8	–	0.8
Purchases of finished product for resale	3.2	0.8	–	4.0
Other sales decreases	–	0.2	–	0.2
Product transfers	(1.7)	1.7	–	–
	$(8.7)	$(2.6)	$ –	$(11.3)

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale, and the cost to collect, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure. The Company has the ability to burn alternative fuels at the plants to help manage the Company’s price exposure to volatile energy markets.

During Fiscal 2005, cost of sales and operating expenses increased $3.8 million (1.6%) to $241.7 million as compared to $237.9 million during Fiscal 2004. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher energy costs, primarily natural gas	$ 7.0	$ 2.2	$ –	$ 9.2
Purchases of finished product for resale	3.2	0.8	–	4.0
Prior year insurance settlement with certain of the Company’s past insurers	–	–	2.8	2.8
Other	0.6	0.6	(0.5)	0.7
Third party cost of service	–	0.7	–	0.7
Sewer and trap disposal	(0.1)	1.0	–	0.9
Lower raw material prices	(7.4)	(6.0)	–	(13.4)
Lower raw material volume	(0.8)	(0.3)	–	(1.1)
Payroll and related benefits	(1.3)	1.3	–	–
Product transfers	(1.7)	1.7	–	–
	$(0.5)	$ 2.0	$ 2.3	$ 3.8

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $35.2 million during Fiscal 2005, a $1.3 million decrease (3.6%) from $36.5 million during Fiscal 2004, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$ 0.3	$ 0.4	$(2.2)	$(1.5)
Lower audit fees	–	–	(0.2)	(0.2)
Other expenses	0.2	0.3	(0.6)	(0.1)
Higher legal and professional fees	–	–	0.5	0.5
	$ 0.5	$ 0.7	$(2.5)	$ (1.3)

Depreciation and Amortization.   Depreciation and amortization charges increased $0.6 million (4.0%) to $15.8 million during Fiscal 2005 as compared to $15.2 million during Fiscal 2004. The increase is primarily due to capital expenditure increases from the prior year.

Interest Expense.    Interest expense was $6.2 million during Fiscal 2005 compared to $6.8 million during Fiscal 2004, a decrease of $0.6 million (8.8%). A summary of items contributing to the net decrease in interest expense follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in preferred stock dividends and accretion	$ –	$ –	$(0.4)	$(0.4)
Capitalized interest	–	–	(0.3)	(0.3)
Other increases	–	–	0.1	0.1
	$ –	$ –	$(0.6)	$(0.6)

The decrease in interest expense is partially due to reduced preferred stock dividends and accretion that was charged to interest expense as a result of application of SFAS 150, which was adopted the first day of the third quarter of Fiscal 2003 (see Note 18 to the consolidated financial statements). The Company’s outstanding preferred stock was redeemed during the second quarter of Fiscal 2004.

Other Income/Expense.    Other income was $0.9 million in Fiscal 2005, a $1.2 million increase in income from other expense of $0.3 million in Fiscal 2004. The increase in other income in Fiscal 2005 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in gain on extinguishment of bank debt	$ –	$ –	$(1.3)	$(1.3)
Decrease in loss on early redemption of preferred stock	–	–	1.7	1.7
Increase in gain on disposal of assets	–	–	0.2	0.2
Increase in interest income	–	–	0.7	0.7
Decrease in other expense	–	–	(0.1)	(0.1)
	$ –	$ –	$ 1.2	$ 1.2

Interest income increased by $0.7 million in Fiscal 2005 as a result of the investment of the cash on the balance sheet. Also included in other income in Fiscal 2005 is the increase in gain on the sale of property and equipment of approximately $0.2 million, which included the sale of the Company’s properties in Tyler, Texas, and Sunnyside, Washington.

Included in other income in Fiscal 2004 was a gain on extinguishment of debt of $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million with a cash payment of $18.0 million, due to SFAS 15 accounting, net of related deferred loan costs of $0.8 million, also extinguished upon payment of debt. Also included in other income in Fiscal 2004 was a gain on the sale of property and equipment of approximately $0.3 million, which included the sale of the Company’s land in Oklahoma City, Oklahoma.

In Fiscal 2004, the Company’s senior credit agreement required early redemption of the Company’s preferred stock outstanding at its face value of $10.0 million and accumulated dividends of approximately $1.2 million, or total aggregate consideration of $11.2 million. The Company’s preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Subsequent to April 3, 2004, the Company incurred a loss of approximately $1.7 million, which was included in other expense in Fiscal 2004 on the early redemption of the preferred stock.

Income Taxes.    The Company recorded income tax expense of $3.2 million for Fiscal 2005, compared to income tax expense of $9.2 million recorded in Fiscal 2004, a decrease of $6.0 million (65.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2005.

Discontinued Operations.    The Company recorded a slight profit from discontinued operations, net of applicable taxes, related to the closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in Fiscal 2005, compared to a loss from discontinued operations of approximately $0.4 million in Fiscal 2004. The loss in Fiscal 2004 was primarily due to accrued severance and pension costs accrued as a result of the decision to close the Company’s London, Ontario, Canadian subsidiary.

Fifty-two Week Fiscal Year Ended January 1, 2005 (“Fiscal 2004”) Compared to Fifty-three Week Fiscal Year Ended January 3, 2004 (“Fiscal 2003”)

Summary of Key Factors Impacting Fiscal 2004 Results:

Principal factors that contributed to a $3.4 million (12.5%) increase in operating income, which are discussed in greater detail in the following section, were:

•	Improved margins on the Company’s finished products,
•	Improved recovery of collection expenses, and
•	Insurance settlement with certain of the Company’s past insurers.
These favorable increases to operating income were partially offset by:
•	Lower raw material volume,
•	Higher diesel fuel and natural gas expense,
•	Lower hide sales revenue, and
•	Increased administrative expense related to compliance with the Sarbanes Act .

Summary of Key Indicators of Fiscal 2004 Performance:

Principal indicators that management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices quoted on the Jacobsen index,
•	Raw material volume,
•	Production volume and related yield of finished product,
•	Natural gas prices quoted on the NYMEX index,
•	Collection fees and collection operating expense, and
•	Factory operating expenses.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions that utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for Fiscal 2004, compared to average Jacobsen prices for Fiscal 2003 follow:

	Avg. Price Fiscal 2004	Avg. Price Fiscal 2003	Increase/ (Decrease)	% Change
MBM (Illinois)	$190.36 /ton	$194.01 /ton	$(3.65 /ton)	(1.9%)
BFT (Chicago)	$ 17.95 /cwt	$ 18.26 /cwt	$(0.31 /cwt)	(1.7%)
YG (Illinois)	$ 15.12 /cwt	$ 13.39 /cwt	$1.73 /cwt	12.9%

Increases in the average prices of the finished products the Company sells have a favorable impact on revenue, which is partially offset by a negative impact to the Company’s raw material cost, due to formula pricing arrangements that compute raw material cost based upon the price of finished product. Decreases in the average prices of the finished products the Company sells have a negative impact on revenue, which is partially offset by a positive impact to the Company’s raw material cost due to formula pricing.

Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

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

The Company charges collection fees, which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

The Company incurs factory operating expenses, which are included in cost of sales. Each month the Company monitors factory operating expense. The importance of monitoring factory operating expense is that it provides an indication of achievement of the Company’s business plan.

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

During Fiscal 2004, net sales decreased by $3.1 million (1.0%) to $320.2 million as compared to $323.3 million during Fiscal 2003. The decrease in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material volume	$ (8.0)	$ (1.2)	$ –	$(9.2)
Purchases of finished product for resale	0.9	(3.9)	–	(3.0)
Lower hide sales	(1.6)	–	–	(1.6)
Lower yields on production	(0.6)	(0.9)	–	(1.5)
Other sales decreases	–	(0.4)	–	(0.4)
Higher finished goods prices	2.9	6.2	–	9.1
Improved recovery of collection expenses	1.4	2.1	–	3.5
Product reclassifications	(8.0)	8.0	–	–
	$(13.0)	$ 9.9	$ –	$(3.1)

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

During Fiscal 2004, cost of sales and operating expenses decreased $7.3 million (3.0%) to $237.9 million as compared to $245.2 million during Fiscal 2003. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Purchases of finished product for resale	$ 0.9	$ (3.9)	$ –	$(3.0)
Insurance settlement	–	–	(2.8)	(2.8)
Lower raw material volume	(2.4)	(0.2)	–	(2.6)
Sewer and trap disposal	(0.4)	0.2	–	(0.2)
Higher gas, fuel and oil expense	0.8	0.5	–	1.3
Raw material prices	(2.9)	3.8	–	0.9
Higher energy costs, primarily natural gas	0.2	0.1	–	0.3
Higher payroll and related benefits	(2.1)	2.3	–	0.2
Other	(0.7)	(0.7)	–	(1.4)
Product reclassifications	(8.0)	8.0	–	–
	$(14.6)	$ 10.1	$ (2.8)	$(7.3)

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.5 million during Fiscal 2004, a $0.7 million increase (2.0%) from $35.8 million during Fiscal 2003, primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$(1.8)	$ 2.4	$ 1.0	$ 1.6
Higher audit fees	–	–	0.7	0.7
Higher shareholder relations and board of director expenses	–	–	0.2	0.2
Lower legal and professional fees	–	–	(0.9)	(0.9)
Other expenses	(0.7)	0.3	(0.5)	(0.9)
	$(2.5)	$ 2.7	$ 0.5	$ 0.7

Increased expenses related to the Company’s efforts to comply with requirements of Section 404 of the Sarbanes Act included higher contract labor (included in payroll expense) and higher audit fees. These expenses related to the Company’s documentation and evaluation of its system of internal controls in accordance with the requirements of the Sarbanes Act. Expenses incurred related to Sarbanes-Oxley compliance were approximately $1.2 million in Fiscal 2004, compared to expenses of less than $0.1 million in Fiscal 2003, an increase of approximately $1.2 million. The Company anticipates there will be on-going costs of compliance with the Sarbanes Act in the future.

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

Interest Expense. Interest expense was $6.8 million during Fiscal 2004 compared to $2.4 million during Fiscal 2003, an increase of $4.4 million (183.3%). A summary of items contributing to the net increase in interest expense follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Interest expense on subordinated debt	$ –	$ –	$ 4.2	$ 4.2
Increased interest expense due to reduced amortization of the effect of SFAS 15	–	–	2.5	2.5
Increased interest expense on the senior credit agreement	–	–	0.8	0.8
Other increases	–	–	0.1	0.1
Decrease in interest expense on the refinanced amount of bank debt	–	–	(3.0)	(3.0)
Decrease in preferred stock dividends and accretion	–	–	(0.2)	(0.2)
	$ –	$ –	$ 4.4	$ 4.4

During Fiscal 2004, preferred stock dividends and accretion were charged to interest expense as a result of application of SFAS 150, which was adopted the first day of the third quarter of Fiscal 2003 (see Note 18 to the consolidated financial statements). The Company’s outstanding preferred stock was redeemed during the second quarter of Fiscal 2004.

Other Income/Expense. Other expense was $0.3 million in Fiscal 2004, a $4.2 million expense increase from other income of $3.9 million in Fiscal 2003. The increase in other expense in Fiscal 2004 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Decrease in gain on extinguishment of bank debt	$ –	$ –	$ 3.4	$ 3.4
Loss on redemption of preferred stock	–	–	1.7	1.7
Increase in gain on disposal of assets	–	–	(0.3)	(0.3)
Increase in interest income	–	–	(0.3)	(0.3)
Decrease in other expense	–	–	(0.3)	(0.3)
	$ –	$ –	$ 4.2	$ 4.2

Gain on extinguishment of debt in Fiscal 2004 was $1.3 million, which resulted from retirement of debt with a carrying value of $20.1 million with a cash payment of $18.0 million, due to SFAS 15 accounting, net of related deferred loan costs of $0.8 million also extinguished upon payment of the debt. Included in other income in Fiscal 2003 was a gain on extinguishment of debt of $4.7 million, which resulted from retirement of debt with a carrying value of $43.9 million with a cash payment of $37.2 million, due to SFAS 15 accounting, net of related deferred loan costs of $2.0 million, also extinguished upon payment of the debt.

Income Taxes.    The Company recorded income tax expense of $9.2 million for Fiscal 2004, compared to income tax expense of $10.6 million recorded in Fiscal 2003, a decrease of $1.4 million (13.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2004.

Discontinued Operations.     The Company recorded a loss from discontinued operations, net of applicable taxes, related to planned closure and sale of the Company’s London, Ontario, Canadian subsidiary of approximately $0.4 million in Fiscal 2004, compared to income from discontinued operations of approximately $0.1 million in Fiscal 2003, a decrease in income of $0.5 million, primarily due to accrued severance and pension costs accrued as a result of the decision to close the site, as discussed elsewhere herein.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

On April 2, 2004, the Company entered into a senior credit agreement with new lenders and entered into a new lender acknowledgement on May 28, 2004 that increased the committed amount as permitted by the senior credit agreement. This refinancing replaced the Amended and Restated Credit Agreement executed on May 13, 2002. The principal components of the refinancing consist of the following:

•

The senior credit agreement provides for a total of $75.0 million in financing facilities, consisting of a $25.0 million Term Loan Facility and a $50.0 million Revolver Facility, which includes a $25.0 million Letter of Credit subfacility. Availability under the Revolver Facility may vary based on EBITDA, as defined in the senior credit agreement.

•	The senior credit agreement has a term of five years and matures on April 2, 2009.
•	The senior credit agreement provides for scheduled amortization payments on the Term Loan Facility of $1.25 million, due each quarter during the five-year term of the agreement.
•

The senior credit agreement bears interest at a rate which may be based upon either prime or LIBOR or a combination of both rates, plus a margin which may be adjusted quarterly based upon the leverage ratio of the Company, as defined by the senior credit agreement.

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

•

Restrictive covenants in the Company’s senior credit agreement require the maintenance of certain minimum financial ratios and permit the Company, within limitations defined in the senior credit agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments.

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

The Company’s senior credit agreement and senior subordinated notes consist of the following elements at December 31, 2005 (in thousands):

Senior Credit Agreement:
Term Loan	$ 14,500
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	–
Letters of credit issued	14,872
Availability	$ 35,128
Senior Subordinated Notes Payable	$ 35,000

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under the senior credit agreement. The senior credit agreement contains certain terms and covenants, which permit the incurrence of additional indebtedness, the payment of cash dividends, the retention of certain proceeds from sales of assets and capital expenditures within limitations defined by the senior credit agreement, and requires the maintenance of certain minimum financial ratios, including: minimum fixed charge coverage ratio, maximum leverage ratio, and minimum tangible net worth, each as defined in the senior credit agreement. The Company is currently in compliance with all of the covenants contained in the senior credit agreement.

The classification of long-term debt in the Company’s December 31, 2005 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the senior subordinated notes and the senior credit agreement.

On December 31, 2005, the Company had working capital of $40.4 million and its working capital ratio was 1.95 to 1 compared to working capital of $39.6 million and a working capital ratio of 1.96 to 1 on January 1, 2005. At December 31, 2005, the Company had unrestricted cash of $36.0 million and funds available under the revolving credit facility of $35.1 million, compared to unrestricted cash of $37.2 million and funds available under the revolving credit facility of $36.3 million at January 1, 2005. Restricted cash balances were approximately $2.3 million at the end of Fiscal 2005 compared to approximately $2.4 million at the end of Fiscal 2004. Restrictions on these cash balances relate primarily to state statutory insurance requirements and restrictions from the Company’s senior credit agreement on uses of these cash balances.

Net cash provided by operating activities was $24.6 million and $38.1 million for the fiscal years ended December 31, 2005 and January 1, 2005, respectively, a decrease of $13.5 million, primarily due to lower net income of $6.2 million and changes in operating assets and liabilities, which includes a reduction in accounts receivable of $1.9 million, and reductions in inventory and prepaid expenses of $2.4 million and $3.3 million, respectively. Cash used by investing activities was $20.6 million during Fiscal 2005, compared to $13.2 million in Fiscal 2004, an increase of $7.4 million, primarily due to increased capital spending in Fiscal 2005. Net cash used by financing activities was $5.2 million in the year ended December 31, 2005 compared to cash used of $12.5 million in the year ended January 1, 2005, a decrease of cash used of $7.3 million, principally due to redemption of preferred stock in Fiscal 2004.

Capital expenditures of $21.4 million were made during Fiscal 2005 as compared to $13.3 million in Fiscal 2004, an increase of $8.1 million (60.9%). The Fiscal 2005 increase is due primarily to major projects at the Fresno, California and Wahoo, Nebraska facilities that were identified over normal maintenance and compliance capital expenditures. Capital expenditures related to compliance with environmental regulations were $1.9 million in Fiscal 2005, $1.5 million in Fiscal 2004 and $1.9 million in Fiscal 2003.

Based upon the underlying terms of the senior credit agreement, the Company expects approximately $5.0 million in debt, which is included in current liabilities on the Company’s balance sheet at December 31, 2005, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter. The Company made voluntary payments of an additional $3.0 million during Fiscal 2004.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2005, the Company has accrued approximately $4.7 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at December 31, 2005. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company does not expect to make any additional payments in order to meet minimum pension funding requirements during Fiscal 2006. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Company is currently in negotiations with new lenders to obtain new financing as a result of the acquisition of NBP. This new financing is expected to include a revolving credit facility of $125 million and a term loan facility of $50 million totaling $175 million in the aggregate. The Company’s new financing is expected to replace its current senior credit agreement and senior subordinated notes.

The Company’s management believes that cash flows from operating activities consistent with the current level in Fiscal 2005, unrestricted cash, and funds available under the new financing that is currently being negotiated should be sufficient to meet the Company’s working capital needs and capital expenditures, including the acquisition of NBP, through the term of the new facility. Numerous factors could have consequences to the Company that cannot be known at this time, such as: any additional occurrence of BSE in the U.S. or elsewhere; further reduced raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new governmental regulations affecting the rendering industry (including new or modified BSE regulations); and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2006 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2005 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures and/or acquisitions, investments in response to governmental regulations relating to BSE, unforeseen problems relating to the integration of NBP after closing, and paying dividends or repurchasing stock, subject to limitations under the new facility, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are quoted on established commodity markets and are subject to volatile changes. A decline in these prices has the potential to adversely impact the Company’s liquidity. A further disruption in international sales, a decline in commodities prices, a further decline in raw material volume, or further increases in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, all have the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 31, 2005 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$ 49,528	$ 5,026	$ 9,502	$35,000	$ –
Operating lease obligations	35,286	7,104	11,960	6,599	9,623
Estimated accrued interest payable	20,793	5,544	9,882	4,979	388
Purchase commitments	6,265	6,265	–	–	–
Pension funding obligation (a)	–	–	–	–	–
Other long-term liabilities	628	236	321	71	–
Total	$112,500	$24,175	$31,665	$46,649	$10,011

(a)

Pension funding requirements are determined annually, based upon a third party actuarial estimate. The Company does not expect to make any payments to its pension plan in Fiscal 2006. The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $14.6 million at the end of Fiscal 2005.

The Company’s off-balance sheet contractual obligations and commercial commitments as of December 31, 2005 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 31, 2005.

Other commercial commitments:
Standby letters of credit	$ 14,872
Total other commercial commitments:	$ 14,872

OFF BALANCE SHEET OBLIGATIONS

Based upon underlying purchase agreements, the Company has commitments to purchase $6.3 million of finished products and natural gas during Fiscal 2006, which are not included in liabilities on the Company’s balance sheet at December 31, 2005. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2006, in accordance with accounting principles generally accepted in the United States.

Based upon underlying lease agreements, the Company expects to pay approximately $7.1 million in operating lease obligations during Fiscal 2006 which are not included in liabilities on the Company’s balance sheet at December 31, 2005. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in this report.

Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding estimates of bad debt expense, valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, estimates of liability with respect to medical insurance liability, self-insurance, environmental and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Accounts Receivable and Allowance for Doubtful Accounts

In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers. The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable were approximately $25.9 million and $26.7 million, and the allowance for doubtful accounts was approximately $0.7 million and $0.8 million, at December 31, 2005 and January 1, 2005, respectively.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $6.6 million and $6.0 million at December 31, 2005 and January 1, 2005, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $11.9 million, $11.3 million and $11.0 million in Fiscal years ending December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

The Company’s intangible assets, including routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 15 years, and raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Amortization expense was approximately $3.9 million, $3.9 million and $4.2 million in Fiscal years ending December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

The Company reviews the carrying value of long lived assets for impairment at the end of each fiscal year and when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. For purposes of calculating impairment on long lived operating assets, the Company estimates fair value of its long lived assets at each plant based upon future undiscounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expense are evaluated and estimated as a component of the calculation of future undiscounted cash flows for each operating plant location. The estimates of fair value of the reporting units and of future undiscounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the Company’s plants could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings.

The Company reviews the carrying value of assets held for sale on a regular basis for indications of impairment. Impairment is indicated whenever the carrying value of the asset exceeds estimated fair value less costs to sell. For purposes of calculating impairment on assets held for sale, the Company utilizes estimated sales value of the assets as an estimate of fair value. The estimates of fair value of the assets held for sale could change if the actual sales value realized, or realizable, varies from the estimated sale value.

The net book value of property, plant and equipment was approximately $85.2 million and $75.4 million at December 31, 2005 and January 1, 2005, respectively. The net book value of intangible assets was approximately $12.5 million and $16.0 million at December 31, 2005 and January 1, 2005, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $4.4 million at both December 31, 2005 and January 1, 2005.

Accrued Medical Claims Liability

The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has an employer’s stop loss insurance policy to cover individual claims in excess of $175,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees vary significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $2.8 million and $2.3 million at December 31, 2005 and January 1, 2005, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto, and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $15.0 million and $13.9 million at December 31, 2005 and January 1, 2005, respectively.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements. Benefits are based principally on length of service and earnings patterns during the five years preceding retirement. Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator. Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments. Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets. These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation. The Company considered the Citigroup Pension Discount Liability Index (5.54% as of October 1, 2005) as well as the Lehman A/AA/AAA Indices which combined to average 5.41% as of October 1, 2005. With estimated liability payment streams under the plans being 30 to 40 years out and no bonds available with maturity dates that far into the future, but with the yield curve historically flat, the Company believes it is appropriate to reference from the Citigroup and Lehman bond rates. The weighted average discount rate was 5.5% and 6.0% at October 1 in Fiscal 2005 and Fiscal 2004, respectively. The net periodic benefit cost for fiscal 2006 would increase by approximately $0.5 million if the discount rate was 0.5% lower at 5.0%. The net periodic benefit cost for fiscal 2006 would decrease by approximately $0.6 million if the discount rate was 0.5% higher at 6.0%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets. The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time. The weighted average expected return on pension plan assets was 8.75% for both Fiscal 2005 and Fiscal 2004.

The Company has recorded a minimum pension liability of approximately $14.6 million and $13.6 million at December 31, 2005 and January 1, 2005, respectively. The Company’s net pension cost was approximately $3.2 million, $2.7 million and $2.3 million for the Fiscal years ending December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $19.1 million and $20.3 million at December 31, 2005 and January 1, 2005, respectively.

Stock Option Expense

The Company currently discloses the pro forma effects on net income of using a fair value measurement to calculate the expense of stock options issued, and the Company will begin recording compensation expense related to stock options, beginning in the first quarter of Fiscal 2006, in accordance with implementation requirements for recently issued Statement of Financial Accounting Standards, No. 123 (revised 2004). The calculation of expense of stock options issued utilizes the Black-Scholes valuation model which estimates the fair value of the option award to the holder, based upon estimates of volatility, risk-free rates of return at the date of issue, and expected life of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company’s pro forma expense related to stock options granted was approximately $0.6 million, $0.6 million and $0.6 million in Fiscal years ending December 31, 2005, January 1, 2005 and January 3, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affected accounting for the Company’s 100,000 shares of preferred stock, which was issued in May 2002, had a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was redeemed in 2004 as discussed in Note 2 to the consolidated financial statements and elsewhere herein. The Company’s preferred stock contained a mandatory redemption feature that would have required redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion included in interest expense in Fiscal 2004 were approximately $0.3 million. During the second quarter of Fiscal 2004, the Company redeemed the preferred stock outstanding at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Accounting for Inventory Costs, which amends Accounting Research Bulletin No. 43, related to Inventory Pricing. SFAS 151 will require that abnormal freight, handling costs, and amounts of wasted materials be treated as current period costs, and will no longer permit these costs to be capitalized as inventory costs on the balance sheet. SFAS 151 will be effective for inventory costs incurred during annual fiscal periods beginning after June 15, 2005 (the first day of Fiscal 2006). Adoption of SFAS 151 is not expected to result in a material impact to the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced the amendment of Rule 4-01(a) of Regulation S-X that amends the compliance dates for SFAS 123(R). The SEC’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Adoption of SFAS 123(R) is expected to result in additional compensation expense to the Company, net of applicable taxes of approximately $0.4 million in Fiscal 2006, of approximately $0.3 million in Fiscal 2007 and less than $0.1 million each year in Fiscal 2008 and Fiscal 2009. Future estimates of option-based compensation expense are based upon outstanding options currently held by employees and directors, expected vesting periods, and upon historic option pricing model used by the Company for valuation of options-based compensation expense, and do not take into account the impact of subsequent issuance of options after December 31, 2005 which may occur.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”) related to Exchanges of Non-monetary Assets, an Amendment to APB Opinion No. 29, which removes the exceptions for recording exchanges at other than fair value for the exchange of similar productive assets and replaces it with a general exception only for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary exchanges occurring in the fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact to the Company’s financial statements.

In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, to clarify that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3(“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires changes in accounting principle to be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, and the price of natural gas used in the Company’s plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities which are generally sold at prices prevailing at the time of sale. The Company has used interest rate and natural gas swaps to manage certain related risks. The Company is not currently party to any interest rate swap agreements. The Company uses natural gas forward purchase agreements with its suppliers to manage the price risk of natural gas used in its facilities. As of December 31, 2005, the Company was not a party to any fixed for float swap agreements for the purchase of natural gas.

As of December 31, 2005, the Company had forward purchase agreements in place for purchases of approximately $1.0 million of natural gas for the month of January 2006. As of December 31, 2005, the Company had forward purchase agreements in place for purchases of approximately $5.3 million of finished product in the month of January 2006.

Interest Rate Sensitivity

The Company’s obligations subject to fixed or variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$ 35,028	$ 26	$ 2	$ 35,000	$ –
Average interest rate	11.99%	4.90%	4.90%	12.00%	–
Variable rate	14,500	5,000	9,500	–	–
Average interest rate	7.33%	7.58%	7.20%	–	–
Total	$ 49,528	$ 5,026	$ 9,502	$ 35,000	$ –

The Company’s fixed rate debt obligations consist of the senior subordinated notes and various other notes payable that accrue interest at an annual weighted average fixed rate of approximately 12%. This obligation is not affected by changes in interest rates.

The Company has $14.5 million in variable rate debt that represents the balance outstanding at December 31, 2005 under the Company’s senior credit agreement. This portion of the Company’s debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $0.1 million in Fiscal 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	46
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47
Consolidated Balance Sheets -
December 31, 2005 and January 1, 2005	49
Consolidated Statements of Operations -
Three years ended December 31, 2005	50
Consolidated Statements of Stockholders’ Equity -
Three years ended December 31, 2005	51
Consolidated Statements of Cash Flows -
Three years ended December 31, 2005	52
Notes to Consolidated Financial Statements	53

Financial Statement Schedule:
II - Valuation and Qualifying Accounts -
Three years ended December 31, 2005	78

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Darling International Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for redeemable preferred stock in 2003.

KPMG LLP

Dallas, Texas

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Darling International Inc.:

We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Darling International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness related to accounting for state income taxes has been identified and included in management's assessment as of December 31, 2005: The Company's policies and procedures did not provide for an effective review of state tax credits to ensure that it was probable that the related benefits would be sustained. As a result of this deficiency, there was a material error in state income tax expense in the Company's preliminary 2005 consolidated financial statements, and thus more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements as listed in the accompanying index, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Darling International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Darling International Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Dallas, Texas

March 16, 2006

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and January 1, 2005

(in thousands, except share and per share data)

ASSETS (Note 2	December 31, 2005	January 1, 2005
Current assets:
Cash and cash equivalents	$ 36,000	$ 37,249
Restricted cash	2,349	2,379
Accounts receivable, less allowance for bad debts of $728 at December 31, 2005 and $757 at January 1, 2005	25,886	26,675
Inventories (Note 3)	6,601	6,000
Prepaid expenses	6,231	3,740
Deferred income taxes (Note 10)	6,002	4,080
Assets held for sale (Note 5)	–	837
Other	6	13
Total current assets	83,075	80,973

Property, plant and equipment, net (Note 4)	85,178	75,398
Collection routes and contracts, less accumulated amortization of
$33,047 at Dec. 31, 2005 and $29,163 at Jan. 1, 2005	12,469	16,006
Goodwill	4,429	4,429
Deferred loan costs	2,815	3,565
Other assets	2,806	2,438
	$190,772	$182,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Notes 2 and 8)	$ 5,026	$ 5,030
Accounts payable, principally trade	12,264	8,144
Accrued expenses (Note 6)	25,341	28,005
Accrued interest	37	192
Total current liabilities	42,668	41,371

Long-term debt, net (Notes 2 and 8)	44,502	49,528
Other noncurrent liabilities (Note 9)	27,372	20,197
Deferred income taxes (Note 10)	2,550	4,478
Total liabilities	117,092	115,574

Stockholders’ equity (Notes 2 and 11):
Common stock, $.01 par value; 100,000,000 shares authorized,
64,437,410 and 63,918,346 shares issued and outstanding
at December 31, 2005 and January 1, 2005, respectively	644	639
Additional paid-in capital	79,370	77,393
Treasury stock, at cost; 21,000 shares at December 31, 2005 and January 1, 2005	(172)	(172)
Accumulated other comprehensive loss (Notes 1 and 12)	(9,282)	(7,331)
Accumulated earnings/(deficit)	4,447	(3,294)
Unearned compensation	(1,327)	–
Total stockholders’ equity	73,680	67,235
Commitments and contingencies (Notes 7 and 14)
	$190,772	$182,809

The accompanying notes are an integral part of these

consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three years ended December 31, 2005

(in thousands, except per share data)

December 31, 2005	January 1, 2005	January 3, 2004

Net sales	$308,867	$320,229	$323,267
Costs and expenses:
Cost of sales and operating expenses	241,707	237,925	245,175
Selling, general and administrative expenses	35,240	36,509	35,808
Depreciation and amortization	15,787	15,224	15,124
Total costs and expenses	292,734	289,658	296,107
Operating income	16,133	30,571	27,160

Other income/(expense):
Interest expense	(6,157)	(6,759)	(2,363)
Other, net	903	(299)	3,914
Total other income/(expense)	(5,254)	(7,058)	1,551

Income from continuing operations before income taxes	10,879	23,513	28,711
Income taxes (Note 10)	3,184	9,245	10,632
Income from continuing operations	7,695	14,268	18,079

Income/(loss) from discontinued operations, net of tax (Note 5)	46	(376)	112

Net income	7,741	13,892	18,191
Preferred dividends and accretion	–	–	(101)
Net income applicable to common shareholders	$ 7,741	$ 13,892	$ 18,090

Basic and diluted earnings per share:
Continuing operations	$ 0.12	$ 0.22	$ 0.29
Discontinued operations	–	–	–
Total	$ 0.12	$ 0.22	$ 0.29

The accompanying notes are an integral part

of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2005

(in thousands, except share data)

                                     Common Stock                             Accumulated    Retained                    Total
                               ----------------------   Additional              Other       Earnings                  Stockholders'
                                  Number     $.01 par     Paid-In   Treasury    Compre-    (Accumulated   Unearned      Equity/
                                 of Shares     Value      Capital     Stock   hensive Loss   Deficit)    Compensation  (Deficit)
                                ----------   --------   ----------  --------  ------------  -----------  ------------  ------------

Balances at December 28, 2002   $62,281,448    $  623     $ 74,747    $ (172)   $ (3,907)   $ (35,377)  $      -       $  35,914
                                ===========     =====      =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -       18,191           -         18,191

Minimum pension liability
   adjustment, net of tax                -         -             -         -      (1,269)           -           -         (1,269)
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -         16,922

Issuance of common stock         1,351,792        14         2,533         -           -            -           -          2,547

Preffered stock - accretion
   and accumulative dividends            -        -           (101)        -           -            -           -           (101)
                                ----------      -----      -------     -----     -------     --------    --------       --------

Balances at January 3, 2004     63,633,240     $  637     $ 77,179    $ (172)   $ (5,176)   $ (17,186)  $       -      $  55,282
                                ==========      =====      =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -       13,892           -         13,892

Minimum pension liability
  adjustment, net of tax                 -         -             -         -      (1,958)           -           -         (1,958)

Natural gas hedge derivative
   adjustment                            -         -             -         -        (197)           -           -           (197)
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -         11,737

Issuance of common stock           264,106         2           214         -           -            -           -            216
                                ----------     -----       -------     -----     -------     --------    --------       --------

Balances at January 1, 2005     63,897,346    $  639      $ 77,393    $ (172)   $ (7,331)   $  (3,294)  $       -      $  67,235
                                ==========     =====       =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -        7,741           -          7,741

Minimum pension liability
  adjustment, net of tax                 -         -             -         -      (2,148)           -           -         (2,148)

Natural gas hedge
   derivative adjustment                 -         -             -         -         197            -           -            197
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -          5,790

Issuance of restricted
   common stock                    489,150         5         1,923         -           -            -      (1,928)             -

Amortization of unearned
   compensation                          -         -             -         -           -            -         601            601

Issuance of common stock            50,914         -            54         -           -            -           -             54
                                ----------     -----       -------     -----     -------     --------    --------       --------

Balances at December 31, 2005   64,437,410    $  644      $ 79,370    $ (172)   $ (9,282)   $   4,447   $  (1,327)     $  73,680
                                ==========     =====       =======     =====     =======     ========    ========       ========

The accompanying notes are an integral part

of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three years ended December 31, 2005

(in thousands)

December 31, 2005	January 1, 2005	January 3, 2004
Cash flows from operating activities:
Net income	$ 7,741	$ 13,892	$ 18,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,787	15,224	15,124
Deferred income taxes	(3,850)	779	1,718
Gain on sale of assets	(555)	(364)	(76)
Increase in long-term pension liability	2,863	3,190	2,624
Amortization of unearned compensation	601	–	–
Gain on early retirement of debt	–	(1,306)	(4,698)
Loss on early redemption of preferred stock	–	1,678	–
Changes in operating assets and liabilities:
Restricted cash	30	(1,799)	(480)
Accounts receivable	793	2,702	(5,279)
Inventories and prepaid expenses	(3,074)	2,621	(367)
Accounts payable and accrued expenses	1,431	3,431	(1,750)
Accrued interest	(155)	(134)	12
Other	2,926	(1,421)	2,682
Net cash provided/(used) by discontinued operations	46	(370)	121
Net cash provided by operating activities	24,584	38,123	27,822
Cash flows from investing activities:
Capital expenditures	(21,406)	(13,312)	(11,586)
Gross proceeds from sale of property, plant and equipment, assets held for disposition and other assets	1,115	589	177
Payments related to routes and other intangibles	(347)	(428)	(534)
Net cash used in investing activities	(20,638)	(13,151)	(11,943)

Cash flows from financing activities:
Proceeds from long-term debt	–	92,302	256,162
Payments on long-term debt	(5,030)	(91,354)	(262,204)
Contract payments	(178)	(177)	(460)
Deferred loan costs	(41)	(2,209)	(2,022)
Redemption of preferred stock	–	(10,000)	–
Payment of preferred dividends	–	(1,240)	–
Issuance of common stock	54	152	2,011
Net cash used in financing activities	(5,195)	(12,526)	(6,513)

Net increase/(decrease) in cash and cash equivalents	(1,249)	12,446	9,366
Cash and cash equivalents at beginning of year	37,249	24,803	15,437
Cash and cash equivalents at end of year	$36,000	$37,249	$24,803

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 5,765	$ 5,879	$ 3,370
Income taxes, net of refunds	$ 3,859	$ 8,104	$ 7,786

The accompanying notes are an integral part

of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes such raw materials at 24 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, "MBM"), tallow (primarily bleachable fancy tallow, "BFT") and yellow grease ("YG"). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s segments, see Note 15.

On October 22, 1993, the Company entered into a settlement agreement approved by the U.S. District Court providing for a restructure of the Company’s debt and equity and resolution of a class action lawsuit (the “Settlement”). The terms of the Settlement were tantamount to a prepackaged bankruptcy despite the Settlement not occurring under Chapter 11 of the Bankruptcy Code. On December 29, 1993, the Settlement was consummated and became binding on all original noteholders. The Company has accounted for the Settlement using “Fresh Start Reporting” as of January 1, 1994, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the U.S. Bankruptcy Code” issued by the American Institute of Certified Public Accountants. Using a valuation of the Company performed by an independent appraiser, the Company determined the total reorganization value of all its assets to be approximately $236,294,000 as of January 1, 1994, and the Company’s accumulated deficit was eliminated as of January 1, 1994.

In May 2002, the Company completed a recapitalization. See Note 2 below.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 5, the operations of the London, Ontario, Canada facility, as defined below, are classified as discontinued operations.

(2)

Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005, and the 53 weeks ended January 3, 2004.

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

Collection routes consist of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products. Non-compete agreements represent contractual arrangements with former competitors whose businesses were acquired. Amortization is computed by the straight-line method over the following periods: 1) Collection routes, 8-15 years, and 2) Restrictive covenants, 3-10 years.

(6)	Goodwill and Other Intangible Assets

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

The Company has identified its reporting units for purposes of assessing goodwill impairment to be the individual plant locations. The fair values of the Company’s reporting units containing goodwill exceed the related carrying values; consequently, there has been no impairment of goodwill since the adoption of SFAS 142. Intangible assets subject to amortization under SFAS 142 consist of collection routes and contracts and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful life of the asset ranging from 3 to 15 years.

The gross carrying amount of collection routes and contracts and non-compete agreements subject to amortization include (in thousands):

	December 31, 2005	January 1, 2005
Collection Routes and Contracts:
Routes	$ 42,887	$ 42,809
Non-compete agreements	2,216	1,947
Royalty and consulting agreements	413	413
	45,516	45,169
Accumulated Amortization:
Routes	(31,175)	(27,739)
Non-compete agreements	(1,602)	(1,175)
Royalty and consulting agreements	(270)	(249)
	(33,047)	(29,163)
Collection routes and contracts, less accumulated amortization	$ 12,469	$ 16,006

Amortization expense for the three years ended December 31, 2005, January 1, 2005 and January 3, 2004, was approximately $3,884,000, $3,879,000 and $4,166,000, respectively. Amortization expense for the next five fiscal years is estimated to be $3,729,000, $3,619,000, $3,559,000, $715,000 and $461,000.

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

Basic income per common share is computed by dividing net income or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the year. Diluted income per common share is computed by dividing net income attributable to outstanding common stock by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands)
	December 31, 2005			January 1, 2005			January 3, 2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$7,695	63,929	$0.12	$14,268	63,840	$0.22	$18,079	62,588	$0.29
Income/(loss) from discontinued operations, net of tax	46	63,929	-	(376)	63,840	-	112	62,588	-
Net income	7,741	63,929	0.12	13,892	63,840	0.22	18,191	62,588	0.29
Less: Preferred dividends and accretion	-	-	-	-	-	-	(101)	-	-
Basic: Income applicable to common shareholders	7,741	63,929	0.12	13,892	63,840	0.22	18,090	62,588	0.29
Effect of Dilutive Securities Add: Option shares in the money and dilutive effect of restricted stock	-	1,053	-	-	1,079	-	-	1,120	-
Less: Proforma treasury shares	-	(457)	-	-	(456)	-	-	(520)	-
Diluted: Income available to common shareholders	$7,741	64,525	$0.12	$13,892	64,463	$0.22	$18,090	63,188	$0.29

For Fiscal 2005, 2004 and 2003, respectively, 726,092, 195,879 and 233,674 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

(10)	Stock Option Plans

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation , permits entities to recognize as expense over the vesting period the fair value of all stock-based awards. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. All options granted by the Company were issued at or above market price, and therefore no stock-based compensation has been recorded due to option grants.

The following table illustrates the effect on net income and income per share if the fair value based method, net of applicable taxes, had been applied to all outstanding and vested awards in each period (in thousands, except per share amounts).

	December 31, 2005	January 1, 2005	January 3, 2004
Reported net income	$7,741	$13,892	$18,191
Add: Stock-based employee compensation expense included in reported net income, net of tax	391	–	–
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(973)	(569)	(622)
Pro forma net income	$ 7,159	$13,323	$17,569
Earnings per share:
Basic – as reported	$0.12	$0.22	$0.29
Basic – pro forma	$0.11	$0.21	$0.28

Diluted – as reported	$0.12	$0.22	$0.29
Diluted – pro forma	$0.11	$0.21	$0.28

The fair value of each stock option grant under the Company’s stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results:

Weighted Average	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.94%	3.86%	3.45%
Expected life	5.9 years	10 years	10 years
Expected volatility	55.0%	100.32%	106.03%
Fair value of options granted	$2.04	$3.56	$1.96

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS 123(R) pro forma disclosure is no longer an alternative. Effective January 1, 2006 under the new standard, the Company will begin recording compensation expense related to stock options, in accordance with the implementation requirement of SFAS 123(R). The Company expects that the adoption of SFAS 123(R) on January 1, 2006 will reduce Fiscal 2006 earnings by approximately $0.4 million based on the options outstanding as of December 31, 2005. See Note 11 for further information on the Company’s stock-based compensation plans.

(11)

Statements of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. The statements of cash flows have been revised for Fiscal 2004 and 2003 to reconcile net income of $13,892,000 and $18,191,000, respectively, rather than income from continuing operations of $14,268,000 and $18,079,000, respectively, to net cash provided by operating activities.

(12)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(13)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and requires the classification of operating results of discontinued operations to be separately presented, net of tax, within the statement of operations. During the third quarter of Fiscal 2003, the Company recorded an impairment charge of approximately $435,000 to reduce to fair value the carrying value of the assets at the Company’s Linkwood, Maryland rendering plant, which was sold on October 18, 2002, to a third party purchaser for cash consideration of $4.3 million.

The Fiscal 2003 impairment charge of $435,000 was necessary to reduce the carrying value of these assets to management’s estimate of their net realizable value. Estimated net realizable value was based upon the sales price received from the third party purchaser. A summary of the impairment charge follows (in thousands):

Land	$200
Leaseholds and buildings	235
Total impairment	$435

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. In addition, the carrying amount of the Company's outstanding borrowings under the Credit Agreement and Term Loan described in Notes 2 and 8 approximates the fair value due to the floating interest rates on the borrowings.

The Company's outstanding senior subordinated notes as described in Note 2 and 8 have a fair value of approximately $37.2 million. The fair value for these senior subordinated notes was estimated based on current rates the Company believes it would pay for debt of the same remaining maturity.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs. The Company does not use derivative instruments for trading purposes.

The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). Under the standard, entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

As of December 31, 2005, the Company was not a party to any fixed for float swap agreements for the purchase of natural gas.

A summary of the derivative adjustment recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the years ended December 31, 2005 and January 1, 2005 are as follows (in thousands):

	2005	2004
Derivative adjustment included in accumulated other comprehensive loss at January 1, 2005 and January 3, 2004	$ 319	$ –
Net change arising from current period hedging transactions	(132)	428
Reclassifications into earnings	(187)	(109)
Accumulated other comprehensive loss at December 31, 2005 and January 1, 2005 (a)	$ –	$ 319

(a)	Reported as accumulated other comprehensive loss of approximately $0.2 million recorded net of taxes of approximately $0.1 million at January 1, 2005.

A summary of the gains and losses recognized in earnings during the years ended December 31, 2005 and January 1, 2005 are as follows (in thousands):

	2005	2004
Loss to operating expenses related to natural gas swap agreements (effective portion)	$ 187	$ 109
Loss/(Gain) to other expenses related to natural gas swap agreements (ineffective portion)	(1)	9
Total reclassifications into earnings	$ 186	$ 118

At December 31, 2005, the Company has forward purchase agreements in place for purchases of approximately $1.0 million of natural gas for the month of January 2006.

These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS No. 133 because they qualify as normal purchases as defined in the standard.

(16)	Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. In accordance with SFAS No. 130, the Company has presented the components of comprehensive income in its consolidated statement of stockholders’ equity.

(17)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(18)	Reclassification

Certain other reclassifications of amounts previously reported have been made to the Fiscal 2003 and Fiscal 2004 consolidated financial statements to conform to the presentation for each year.

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

NOTE 2.	FINANCING

(a)	Refinancing – Senior Credit Agreement

The Company entered into a senior credit agreement with new lenders on April 2, 2004, and entered into a new lender acknowledgement on May 28, 2004, that increased the committed amount as permitted by the senior credit agreement. The refinancing replaced the Amended and Restated Credit Agreement executed on May 13, 2002. The senior credit agreement provides for $75 million in financing facilities, has a term of five years, maturing on April 2, 2009, and bears interest at a rate which may be based upon either prime or LIBOR, or a combination of both rates plus a margin which may be adjusted quarterly based upon the Company’s leverage ratios. The senior credit agreement provides for a $25.0 million Term Loan Facility, with scheduled amortization of $1.25 million each quarter during the five-year agreement. Additionally, the senior credit agreement provides for a $50 million Revolver Facility which includes a $25.0 million Letter of Credit sub-facility. At December 31, 2005, the interest rate for $13.25 million of the term loan balance was based upon a two- and three-month LIBOR rate of 4.45% per annum, plus a margin of 2.75% per annum for a total of 7.20% per annum. The interest rate on the remaining $1.25 million balance of the term loan was based upon a prime rate of 7.25% per annum plus a margin of 1.50% per annum for a total of 8.75% per annum.

Restrictive covenants in the Company’s senior credit agreement require the maintenance of certain minimum financial ratios and permit the Company, within limitations defined in the senior credit agreement, to incur additional indebtedness; issue additional capital or preferred stock; pay dividends; redeem common shares as treasury stock; create liens; merge, consolidate, or acquire other businesses; sell and dispose of assets; and make investments.

On April 2, 2004, proceeds of the new Term Loan Facility were used to pay off the outstanding balance of the Amended and Restated Credit Agreement of approximately $18.0 million. Additional proceeds were used for other general corporate and working capital purposes. The terms of the senior credit agreement required the Company to redeem the Company’s preferred stock during the second quarter of 2004. As such, the remaining proceeds and cash on hand were used to redeem the Company’s preferred stock at face value of $10.0 million plus accumulated preferred dividends of approximately $1.2 million, for a total aggregate consideration of $11.2 million. The preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Consequently, redemption of the preferred stock and accumulated dividends during the second quarter of 2004 resulted in a loss on extinguishment of approximately $1.7 million, which is included in other expense.

On May 13, 2002, the Company consummated a recapitalization and executed the Amended and Restated Credit Agreement with its lenders. The Amended and Restated Credit Agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”). SFAS No. 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeded its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the Amended and Restated Credit Agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the senior credit agreement. The remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as a gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million, also extinguished upon payment of the related debt, which results in a net gain on early retirement of debt of approximately $1.3 million recorded in the first quarter of Fiscal 2004.

(b)	Senior Subordinated Notes

On December 31, 2003, the Company issued senior subordinated notes in the principal amount of $35,000,000 and applied the net proceeds of such issuance to reduce the outstanding term loan portion of its Amended and Restated Credit Agreement executed on May 13, 2002. The senior subordinated notes have a term of six years, maturing on December 31, 2009. Beginning June 1, 2006, the Company may prepay the outstanding principal amount of the senior subordinated notes in whole or in part, plus accrued and unpaid interest, plus a prepayment fee of 5.5%, which declines each year after this date. Interest accrues on the outstanding principal balance of the senior subordinated notes at an annual rate of 12% that is payable quarterly in arrears. Restrictive covenants in the senior subordinated notes permit the Company, within limitations defined in the senior subordinated notes, to incur additional indebtedness and to pay cash dividends.

The Company’s senior credit agreement and senior subordinated notes consisted of the following elements at December 31, 2005 and January 1, 2005, respectively (in thousands):

	December 31, 2005	January 1, 2005
Senior Credit Agreement:
Term Loan	$ 14,500	$ 19,500
Revolving Credit Facility:
Maximum availability	$ 50,000	$ 50,000
Borrowings outstanding	–	–
Letters of credit issued	14,872	13,700
Availability	$ 35,128	$ 36,300
Senior Subordinated Notes Payable:	$ 35,000	$ 35,000

Substantially all of the Company’s assets are either pledged or mortgaged as collateral for borrowings under the senior credit agreement. Additionally, on August 9, 2005, the Company entered into the First Amendment to the senior credit agreement with its lenders to permit the Company to pay cash or in-kind dividends on its common stock, or redeem, repurchase or retire its common stock, in an aggregate amount not to exceed $10 million during the 12-month period beginning August 9, 2005.

NOTE 3.	INVENTORIES

A summary of inventories follows (in thousands):

	December 31, 2005	January 1, 2005
Finished product	$ 4,904	$ 4,099
Supplies and other	1,697	1,901
	$ 6,601	$ 6,000

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 31, 2005	January 1, 2005
Land	$ 11,234	$ 9,552
Buildings and improvements	31,149	28,627
Machinery and equipment	166,973	159,794
Vehicles	42,957	43,175
Construction in process	6,136	603
	258,449	241,751
Accumulated depreciation	(173,271)	(166,353)
	$ 85,178	$ 75,398

NOTE 5.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Petaluma, CA	$ –	$497
Tyler, TX	–	183
Sunnyside, WA	–	133
London, Canada	–	24
	$ –	$837

Assets held for sale are carried at the lower of amortized cost or fair value less costs to sell. The assets are expected to be sold within the next 12 months and, accordingly, are classified as current assets. These assets were previously utilized in rendering operations.

At a meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operation at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations. The Sunnyside, Washington sale was completed on April 8, 2005, the Tyler, Texas sale was completed on May 6, 2005, and the London, Ontario, Canada sale was completed on September 30, 2005. During the second quarter of 2005, the Petaluma, California property was removed as an asset held for sale and reclassified to property, plant and equipment. Revenue, costs and expenses, net of applicable taxes of the London location, are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	$ –	$ 685	$ 1,162
Cost of sales and operating expenses	–	572	886
Selling, general and administrative	–	248	163
Depreciation and amortization	–	6	9
Total costs and expenses	–	826	1,058
Operating and pretax loss, now classified as loss from discontinued operations	–	(141)	104
Other income/(expense)	69	(442)	22
Income/(loss) before income taxes	69	(583)	126
Income tax (expense)/benefit	(23)	207	(14)
Income/(loss) from discontinued operations, net of tax	$ 46	$ (376)	$ 112

NOTE 6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Compensation and benefits	$ 4,719	$ 9,053
Utilities and sewage	3,447	2,946
Accrued income, ad valorem, and franchise taxes	1,782	2,551
Reserve for self insurance, litigation, environmental and tax matters (Note 14)	5,422	5,733
Medical claims liability	2,808	2,300
Non-compete agreements	236	156
Other accrued expense	6,898	5,237
Insurance	29	29
	$25,341	$28,005

NOTE 7.	LEASES

The Company leases four plants and storage locations, three office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 31, 2005, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2006	$ 7,104
2007	6,571
2008	5,389
2009	4,259
2010	2,340
Thereafter	9,623
Total	$35,286

Rent expense for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 was $5.5 million, $4.8 million and $4.8 million, respectively.

NOTE 8.	DEBT

Debt consists of the following (in thousands):

	December 31, 2005	January 1, 2005
Senior Credit Agreement (Note 2):
Revolving Credit Facility	$ –	$ –
Term Loan	14,500	19,500
Senior Subordinated Notes	35,000	35,000
Other Notes	28	58
	49,528	54,558
Less Current Maturities	5,026	5,030
	$44,502	$49,528

Maturities of long-term debt at December 31, 2005 follow (in thousands):

Contractual Debt Payment
2006	$ 5,026
2007	5,002
2008	4,500
2009	35,000
2010 and thereafter	–
$49,528

Under the terms of the senior credit agreement, $5.0 million included in current maturities of debt at December 31, 2005, will be due during Fiscal 2006, consisting of scheduled installment payments of $1.25 million due each quarter.

NOTE 9.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Accrued pension liability	$14,590	$11,727
Reserve for self insurance, litigation, environmental and tax matters (Note 14)	12,389	8,106
Liabilities associated with acquisitions and noncompete agreements	393	364
	$27,372	$20,197

NOTE 10.	INCOME TAXES

Income tax expense/(benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Federal	$ 4,826	$ 7,265	$ 7,452
State	176	1,201	1,462
Deferred:
Federal	(1,818)	779	1,718
	$ 3,184	$ 9,245	$10,632

Income tax expense for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
Computed “expected” tax expense	$ 3,753	$ 8,230	$10,049
State income taxes	393	729	866
Change in valuation allowance	–	(334)	–
Tax credits	(257)	–	–
Reversal of reserve for taxes	(700)	–	–
Other, net	(5)	620	(283)
	$ 3,184	$ 9,245	$10,632

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and January 1, 2005 are presented below (in thousands):

	December 31, 2005	January 1, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 21,179	$ 22,683
Loss contingency reserves	5,583	3,941
Other	9,179	6,889
Total gross deferred tax assets	35,941	33,513
Less valuation allowance	(19,086)	(20,257)
Net deferred tax assets	16,855	13,256
Deferred tax liabilities:
Collection routes and contracts	(1,750)	(2,511)
Property, plant and equipment	(9,915)	(10,926)
Other	(1,738)	(217)
Total gross deferred tax liabilities	(13,403)	(13,654)
	$ 3,452	$ (398)

The net change in the total valuation allowance was a decrease of $1,171,000 for the year ended December 31, 2005 due to the expiration of NOL carryforwards.

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $58,403,000 expiring through 2020. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization (see Note 2), utilization of its net operating loss carryforwards is limited to approximately $687,000 per year for the remaining life of the net operating losses.

NOTE 11.	STOCKHOLDERS’ EQUITY

On May 11, 2005, the shareholders approved the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan has replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company. Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents, and cash-based awards. There are up to 6,074,969 Common Shares available under the 2004 Plan, which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and its subsidiaries and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan. At December 31, 2005, the number of equity awards available for issuance under the 2004 Plan was 3,796,400.

The following is a summary of stock-based compensation granted during the year ended December 31, 2005.

Nonqualified Stock Options.    On March 17, 2005, under the previous Non-Employee Director Stock Option Plan, the Company granted 20,000 nonqualified non-employee director stock options, in the aggregate, to five directors. The exercise price for these options was $4.04 per share (fair market value at grant date). Under the 2004 Plan, on May 11, 2005, the Company granted 4,000 nonqualified stock options to the non-employee director newly elected to the board by the stockholders. The exercise price for the May 11, 2005, stock options was $3.95 per share (fair market value at grant date). These options vest 25 percent six months after the grant date and 25 percent on each anniversary date thereafter.

On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 276,600 nonqualified stock options to four of the executive officers of the Company, that is the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities, but not to the Executive Vice President of Sales and Services (collectively the five are referred to as “Named Executive Officers”). The nonqualified stock options at November 19, 2004 were issued at an exercise price of $4.16. This exercise price represents a 10% premium to the fair market value of the Company’s common stock at the issue date. On May 11, 2005 these issued stock options were authorized by the shareholders and made effective as a result of the approval of the 2004 Plan. Additionally, on June 16, 2005, the Company granted 194,350 nonqualified stock options under the 2004 Plan to the Named Executive Officers at an exercise price of $3.94, which represented a 10% premium to the fair market value of the Company’s common stock at the grant date. The nonqualified stock options vest over a three-year period at 33-1/3 percent per year.

Incentive Stock Options.    On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees other than the Named Executive Officers. The exercise price was equal to the fair market price at the grant date of $3.58 per share. These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

Restricted Stock Awards.     On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 restricted stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and

Administration, Operations, and Commodities. On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted 11,950 restricted stock awards to the Executive Vice President of Sales and Services. These restricted stock awards contain vesting periods of four to six years from date of issuance. The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years. For the year ended December 31, 2005, the Company recorded $0.6 million as compensation expense. The unearned compensation amounts are shown as a reduction of stockholders’ equity at December 31, 2005.

A summary of transactions for all stock options granted follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 28, 2002	2,917,165	0.50-9.04	1.93
Granted	516,000	1.96-2.30	2.13
Exercised	(1,351,792)	0.50-2.86	1.61
Canceled	(727,838)	0.50-9.042	3.72
Options outstanding at January 3, 2004	1,353,535	0.50-9.042	1.77
Granted	200,000	2.86-4.02	3.92
Exercised	(264,106)	0.50-1.99	0.62
Canceled	(14,460)	0.50-0.50	0.50
Options outstanding at January 1, 2005	1,274,969	0.50-9.042	2.18
Granted	577,450	3.58-4.16	4.00
Exercised	(50,914)	0.50-2.86	0.93
Canceled	(50,500)	1.99-8.833	6.15
Options outstanding at December 31, 2005	1,751,005	0.50-9.042	2.70
Options exercisable at December 31, 2005	1,051,756	0.50-9.042	2.08

At December 31, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50-$9.042 and 7.5 years, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2005:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9.042	15,000	0.6 yrs	$9.04	15,000	$9.04
$8.667	15,000	1.6 yrs	8.67	15,000	8.67
$7.375	15,000	2.6 yrs	7.38	15,000	7.38
$1.813-$2.625	8,000	3.2 yrs	2.52	8,000	2.52
$0.50	10,350	4.9 yrs	0.50	10,350	0.50
$0.50	407,705	5.4 yrs	0.50	407,705	0.50
$0.80	8,000	6.3 yrs	0.80	8,000	0.80
$1.96-$2.30	510,000	7.3 yrs	2.13	382,000	2.13
$2.86-$4.02	188,500	8.6 yrs	3.94	77,000	3.92
$3.58-$4.16	573,450	9.4 yrs	4.00	113,701	4.07
$0.50-$9.042	1,751,005	7.5 yrs	$2.70	1,051,756	$2.08

NOTE 12.	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2005 and 2004) (in thousands):

	December 31, 2005	January 1, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$71,638	$62,718
Service cost	1,998	1,752
Interest cost	4,206	3,985
Amendments	–	180
Actuarial loss	7,813	5,878
Benefits paid	(3,005)	(2,875)
Projected benefit obligation at end of period	82,650	71,638

Change in plan assets:
Fair value of plan assets at beginning of period	50,656	47,327
Actual return on plan assets	6,297	4,886
Employer contribution	6,135	1,318
Benefits paid	(3,005)	(2,875)
Fair value of plan assets at end of period	60,083	50,656

Funded status	(22,567)	(20,982)
Unrecognized actuarial loss	23,096	18,466
Unrecognized prior service cost	681	823
Net amount recognized	$ 1,210	$ (1,693)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(14,590)	$(13,601)
Prepaid asset	1,210	823
Accumulated other comprehensive income (a)	14,590	11,085
Net amount recognized	$ 1,210	$ (1,693)

(a)	Reported as net accumulated other comprehensive loss of $9.3 million, net of cumulative taxes of $5.3 million at December 31, 2005.

The Company has recorded a minimum liability of $14.6 million and $13.6 million at December 31, 2005 and January 1, 2005, respectively, related to the excess of the accumulated benefit obligations associated with its pension plans over the fair value of the plans’ assets.

The accumulated benefit obligation for all defined benefit pension plans was $74.7 million and $64.3 million at December 31, 2005 and January 1, 2005, respectively.

	December 31, 2005	January 1, 2005
Projected benefit obligation	$82,650	$71,638
Accumulated benefit obligation	74,673	64,257
Fair value of plan assets	60,083	50,656

Net pension cost includes the following components (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
Service cost	$1,998	$1,752	$1,432
Interest cost	4,206	3,985	3,824
Expected return on plan assets	(4,379)	(4,038)	(3,704)
Net amortization and deferral	1,406	1,007	790
Net pension cost	$ 3,231	$ 2,706	$ 2,342

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over these pension plans’ net assets is not available. The cost of such plans amounted to $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

Weighted average assumptions used to determine benefit obligations were:

	December 31, 2005	January 1, 2005	January 3, 2004
Discount rate	5.50%	6.00%	6.50%
Rate of compensation increase	4.32%	4.66%	4.62%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 31, 2005	January 1, 2005	January 3, 2004
Discount rate	6.00%	6.50%	7.25%
Rate of increase in future compensation levels	4.66%	4.62%	5.16%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return. Historical returns are also considered, over the long-term time horizon, in determining the expected return. Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years having strong double digit returns, including 2003, along with several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 8.75% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and January 1, 2005, by asset category, are as follows:

	Plan Assets at
Asset Category	December 31, 2005	January 1, 2005
Equity Securities	62.3%	61.9%
Debt Securities	37.7%	38.1%
Total	100.0%	100.0%

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

Investment results are the most critical element in achieving funding objectives, while reliance on contributions is a secondary element.

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

The fixed income asset allocation may be invested in corporate and government bonds denominated in U.S. dollars, private and publicly traded mortgages, private placement debt, and cash equivalents. The average maturity of the asset class will not exceed ten years. The portfolio is expected to be well diversified.

The domestic equity allocation is invested in stocks traded on one of the U.S. stock exchanges. Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased. The majority of the domestic equities are invested in large, mid, and small cap index accounts that are well diversified. By definition, small cap investments carry greater risk, but also are expected to create greater returns over time. The plans target approximately 7.5% of the total asset mix to small cap. American Depository Receipts (“ADR’s”) may not account for more than 3% of the holdings. Small company stocks may not exceed 15% of the plans’ assets. Small company definitions fluctuate with market levels, but generally will be considered companies with market capitalizations less than $500 million. The portfolio will be diversified in terms of individual company securities and industries.

The international equity allocation is invested in companies whose stock is traded outside the U.S. and/or companies that conduct the major portion of their business outside of the U.S. The portfolio may invest in ADR’s. The emerging market portion of the international equity investment is held below 20% due to greater volatility in the asset class. The portfolio is expected to be diversified in terms of companies, industries and countries.

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five years. Reallocations are performed at a minimum of twice a year to retain target asset allocation ranges.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company does not expect to make any payments to meet funding requirements for its pension plan in Fiscal 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2006	$3,221
2007	3,381
2008	3,681
2009	3,843
2010	4,233
Years 2011 – 2015	28,120

NOTE 13.	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2005, 2004 and 2003.

NOTE 14.	CONTINGENCIES

LITIGATION

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company’s processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions. The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 31, 2005 and January 1, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $15.0 million and $13.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

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

NOTE 15.	BUSINESS SEGMENTS

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Rendering

Rendering consists of the collection and processing of animal by-products from butcher shops, grocery stores and independent meat and poultry processors, converting these wastes into similar products such as useable oils and proteins utilized by the agricultural and oleo-chemical industries.

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

Business Segment Net Revenues (in thousands):

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Rendering:
Trade	$192,340	$201,138	$214,189
Intersegment	20,757	26,082	28,339
	213,097	227,220	242,528
Restaurant Services:
Trade	116,527	119,091	109,078
Intersegment	13,014	11,300	12,838
	129,541	130,391	121,916

Eliminations	(33,771)	(37,382)	(41,177)
Total	$308,867	$320,229	$323,267

Business Segment Profit/(Loss) (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
Rendering	$ 21,668	$ 30,982	$ 26,284
Restaurant Services	15,385	20,723	23,542
Corporate Activities	(23,201)	(30,678)	(29,384)
Interest expense	(6,157)	(6,759)	(2,363)
Income from continuing operations	$ 7,695	$14,268	$18,079

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

During the first quarter of Fiscal 2005, the Company increased the allocation of plant selling, general and administrative expense to the Restaurant Services segment, which resulted in additional expense of approximately $1.7 million of expense allocated to this segment during Fiscal 2005.

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

Business Segment Assets (in thousands):

	December 31, 2005	January 1, 2005
Rendering	$ 55,574	$ 46,995
Restaurant Services	17,828	15,355
Combined Rendering/Restaurant Services	57,866	63,894
Corporate Activities	59,504	56,565
Total	$190,772	$182,809

Business Segment Property, Plant and Equipment (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
Depreciation and amortization:
Rendering	$ 7,928	$ 7,459	$ 8,019
Restaurant Services	3,289	2,990	2,951
Corporate Activities	4,570	4,775	4,154
Continuing operations	15,787	15,224	15,124
Discontinued operations	–	6	9
Total	$15,787	$15,230	$15,133
Capital expenditures:
Rendering	$ 4,746	$ 1,045	$ 827
Restaurant Services	2,208	213	224
Combined Rendering/Restaurant Services	12,622	10,675	8,766
Corporate Activities	1,830	1,379	1,769
Continuing operations	21,406	13,312	11,586
Discontinued operations	–	–	–
Total	$21,406	$13,312	$11,586

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):

	December 31, 2005	January 1, 2005	January 3, 2004
United States	$231,282	$241,635	$212,661
Mexico	17,476	35,223	23,754
China	4,616	11,335	7,510
South Korea	2,900	2,702	1,314
England	2,458	1,481	2,498
Egypt	1,264	942	1,011
Japan	983	2,960	1,454
Indonesia	47	70	5,606
Thailand	–	–	5,472
Morocco	–	–	1,697
Other Pacific Rim	–	–	1,545
Malaysia	–	–	924
Taiwan	–	–	299
Other/brokered	47,841	23,881	57,522
Total	$308,867	$320,229	$323,267

Other/brokered trade revenues represent finished product sales for which the ultimate destination is not monitored and cannot be determined with certainty.

NOTE 16.	PROPOSED ACQUISITION OF NATIONAL BY-PRODUCTS

On December 19, 2005, Darling, Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of Darling (“Darling National”), and National By-Products, LLC, an Iowa limited liability company (“NBP”), entered into an Asset Purchase Agreement (the "Purchase Agreement"), providing, among other things, that Darling National will acquire substantially all of the assets of NBP (the “Transaction”).

The Purchase Agreement provides that the aggregate consideration for the purchased assets will be: 1) (a) $70.5 million in cash, less all of NBP’s indebtedness related to its credit facilities outstanding immediately prior to the closing date of the acquisition, plus (b) 20% of the outstanding shares of Darling common stock as of 8 a.m. Central Time on the date of closing calculated on a fully-diluted basis, and 2) the assumption of certain of NBP’s liabilities.

In addition to the purchase price paid to NBP on the closing date of the acquisition, Darling may pay additional consideration in the form of Darling common stock, depending on the average market price, of Darling’s common stock for the 90 days prior to the last day of the 13th full consecutive month after closing.

The proposed Transaction has been approved by the board of directors of Darling and board of managers of NBP and is expected to close in the first half of 2006, subject to approval by Darling's stockholders, NBP's unitholders, and other customary conditions for similar transactions. In addition, if the Company’s board of directors withdraws or modifies its recommendation to the stockholders of the Company to vote in favor of the Purchase Agreement due to any reason other than a reason or reasons arising from a material adverse effect on NBP, then the Company will pay NBP a termination fee of $4.23 million in cash, plus all fees and expenses incurred in connection with the transactions contemplated by the Purchase Agreement up to $1.0 million in the aggregate.

NOTE 17.	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$ 71,353	$ 81,274	$ 79,332	$ 76,908
Operating income	2,773	5,419	4,205	3,736
Income from continuing operations	916	2,742	1,921	2,116
Income/(loss) from discontinued operations	6	6	69	(35)
Net income	922	2,748	1,990	2,081

Basic earnings per share	0.01	0.04	0.03	0.03
Diluted earnings per share	0.01	0.04	0.03	0.03

	Year Ended January 1, 2005
	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter
Net sales	$ 77,540	$ 91,257	$ 80,048	$ 71,384
Operating income	6,687	11,024	9,408	3,452
Income from continuing operations	3,914	4,447	4,569	1,338
Income/(loss) from discontinued operations	21	19	13	(429)
Net income	3,935	4,466	4,582	909

Basic earnings per share	0.06	0.07	0.07	0.01
Diluted earnings per share	0.06	0.07	0.07	0.01

(a)	Included in net income and income from continuing operations in the first quarter of Fiscal 2004 is a gain on early retirement of debt of $1.3 million.
(b)	Included in net income and income from continuing operations in the second quarter of Fiscal 2004 is a loss on redemption of preferred stock of $1.7 million.
(c)	Included in net income and income from continuing operations in the third quarter of Fiscal 2004 is a settlement with certain insurers of $2.8 million.

NOTE 18.	NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the first day of the third quarter of Fiscal 2003. The adoption of SFAS 150 affected accounting for the Company’s 100,000 shares of preferred stock, which was issued in May 2002, had a carrying amount of $9.2 million including accumulated preferred stock dividends payable of $1.0 million at January 3, 2004, and was redeemed in 2004 as discussed in Note 2 to the consolidated financial statements and elsewhere herein. The Company’s preferred stock contained a mandatory redemption feature that would have required redemption of the preferred stock on May 10, 2007, at face value of the preferred stock of $10.0 million, plus accumulated preferred stock dividends payable. SFAS 150 requires that mandatorily redeemable financial instruments, such as the Company’s preferred stock, be reported as a liability rather than as a component of stockholders’ equity. SFAS 150 also requires that preferred stock dividends and accretion related to the preferred stock outstanding shall be included in interest expense, beginning in the third quarter of Fiscal 2003, on a prospective basis. Preferred stock dividends and accretion included in interest expense in Fiscal 2003 were approximately $0.5 million. Preferred stock dividends and accretion included in interest expense in Fiscal 2004 were approximately $0.3 million. During the second quarter of Fiscal 2004, the Company redeemed the preferred stock outstanding at face value of $10.0 million and accumulated preferred dividends of approximately $1.2 million.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Accounting for Inventory Costs, which amends Accounting Research Bulletin No. 43, related to Inventory Pricing. SFAS 151 will require that abnormal freight, handling costs, and amounts of wasted materials be treated as current period costs, and will no longer permit these costs to be capitalized as inventory costs on the balance sheet. SFAS 151 will be effective for inventory costs incurred during annual fiscal periods beginning after June 15, 2005 (the first day of Fiscal 2006). Adoption of SFAS 151 is not expected to result in a material impact to the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced the amendment of Rule 4-01(a) of Regulation S-X that amends the compliance dates for SFAS 123(R). The SEC’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Adoption of SFAS 123(R) is expected to result in additional compensation expense to the Company, net of applicable taxes of approximately $0.4 million in Fiscal 2006, of approximately $0.3 million in Fiscal 2007 and less than $0.1 million each year in Fiscal 2008 and Fiscal 2009. Future estimates of option-based compensation expense are based upon outstanding options currently held by employees and directors, expected vesting periods, and upon historic option pricing model used by the Company for valuation of options-based compensation expense, and do not take into account the impact of subsequent issuance of options after December 31, 2005 which may occur.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”) related to Exchanges of Non-monetary Assets, an Amendment to APB Opinion No. 29, which removes the exceptions for recording exchanges at other than fair value for the exchange of similar productive assets and replaces it with a general exception only for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary exchanges occurring in the fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact to the Company’s financial statements.

In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, to clarify that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and and FASB Statement No. 3 (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires changes in accounting principle to be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

NOTE 19.	SUBSEQUENT EVENT

On March 8, 2006, the Company's board of directors approved a $650,000 bonus payable to certain members of management upon completion of the National By-Products acquisition. The board of directors also approved the issuance of 296,500 shares of stock to certain members of management upon completion of the National By-Products acquisition. Such shares will vest 100% only if Darling's average stock price for the 90-day period ending on the thirteenth month after the acquisition equals or exceeds a targeted stock price, as defined.

DARLING INTERNATIONAL INC.

Notes to Consolidated Financial Statements (continued)

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Additions Charged to:			Balance at
Description	Beginning of Period	Costs and Expenses	Other	Deductions	End of Period
Accumulated amortization of collection routes and contracts:
Year ended December 31, 2005	$ 29,163	$ 3,884	$ –	$ –	$ 33,047
Year ended January 1, 2005	$ 28,118	$ 3,879	$ –	$ 2,834	$ 29,163
Year ended January 3, 2004	$ 23,956	$ 4,166	$ –	$ 4	$ 28,118
Reserve for bad debts:
Year ended December 31, 2005	$ 757	$ 484	$ –	$ 513	$ 728
Year ended January 1, 2005	$ 626	$ 426	$ –	$ 295	$ 757
Year ended January 3, 2004	$ 628	$ 549	$ –	$ 551	$ 626
Deferred tax valuation allowance:
Year ended December 31, 2005	$ 20,257	$ –	$ –	$ 1,171	$ 19,086
Year ended January 1, 2005	$ 20,591	$ –	$ –	$ 334	$ 20,257
Year ended January 3, 2004	$ 20,591	$ –	$ –	$ –	$ 20,591

Note: Deductions consist of retirements of accumulated amortization (and the related intangible asset), write-offs of uncollectible accounts receivable, and reductions of the deferred tax valuation allowance.

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.    As required by Exchange Act Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005, because of the material weakness discussed below.

(b)      Management's Annual Report on Internal Control over Financial Reporting.    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its evaluation of the Company's internal control over financial reporting, management identified a material weakness related to accounting for state income taxes. Specifically, the Company's policies and procedures did not provide for an effective review of state tax credits to ensure that it was probable that the related benefits would be sustained. As a result of this deficiency, there was a material error in state income tax expense in the Company's preliminary 2005 consolidated financial statements and thus more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

As a result of the material weakness, management has concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2005.

KPMG LLP has issued an audit report on management's assessment of the Company's internal control over financial reporting, which report is included herein.

(c)       Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In late 2004, the Company hired an outside consultant to examine its potential qualification for certain state tax credits. The outside consultant conducted an extensive review of state tax law and determined that the Company was entitled to substantial state tax credits in the State of California relating to the Company's activities in 2000 through 2004. Prior to recording these credits in the fourth quarter of 2005, the Company asked its outside tax advisor (which is a firm other than its independent registered public accounting firm, but is one of the "Big Four" accounting firms), to review the work conducted by, and the conclusions of, the outside consultant. The tax advisor agreed with the conclusions reached by the outside consultant. Consequently, the Company recorded the identified tax credits as an offset to its 2005 state income tax expense. Subsequently, in reviewing the Company's internal control over financial reporting, management concluded that the Company should have required additional substantiating documentation to ensure that it was probable that the benefits related to the recorded state tax credits would be sustained. Consequently, management determined that there was a material weakness in the Company's internal control over financial reporting related to accounting for state income taxes. As a result of this deficiency, there was a material error in state income tax expense in the Company's preliminary 2005 consolidated financial statements, and a more than remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected. The error in state income tax expense in the Company's preliminary 2005 consolidated financial statements was approximately $565,000.

In order to remediate the deficiency identified above, the Company intends to add as an internal control over financial reporting a procedure to ensure that additional substantiating documentation relating to proposed state tax credits is obtained to ensure that it is probable that benefits related to a recorded credit will be sustained.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Items 401 and 405 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has adopted the Darling International Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel. The Company has not granted any waivers to the Code of Conduct to date. A copy of the Company's Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com. Shareholders may request a free copy of our Code of Conduct from:

Brad Phillips

Darling International Inc.

251 O’Connor Ridge Blvd, Suite 300

Irving, Texas 75038

Phone: 972-717-0300

Fax: 972-717-1588

Email: bphillips@darlingii.com

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear in the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Independent Public Accountants” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	46
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47
	Consolidated Balance Sheets -
	December 31, 2005 and January 1, 2005	49
	Consolidated Statements of Operations -
	Three years ended December 31, 2005	50
	Consolidated Statements of Stockholders’ Equity -
	Three years ended December 31, 2005	51
	Consolidated Statements of Cash Flows -
	Three years ended December 31, 2005	52
	Notes to Consolidated Financial Statements	53

(2)	The following financial statement schedule is included in Item 8.

	Schedule II - Valuation and Qualifying Accounts
	Three years ended December 31, 2005	78

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits.

Exhibit No.	Document

2.1

Asset Purchase Agreement, dated as of December 19, 2005, among Darling International Inc., Darling National LLC, and National By-Products LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2005 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2

Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

10.1

Recapitalization Agreement, dated as of March 15, 2002, among Darling International Inc., each of the banks or other lending institutions which is a signatory thereto or any successor or assignee thereof, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex C to the Company’s Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

10.2

First Amendment to Recapitalization Agreement, dated as of April 1, 2002, among Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex D to the Company’s Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

10.3

Second Amendment to Recapitalization Agreement, dated as of April 29, 2002, among Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.4

Amended and Restated Credit Agreement, dated as of May 10, 2002, among Darling International Inc., Credit Lyonnais New York Branch, individually as a bank and as agent, and the other banks and secured parties named therein (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.5

Registration Rights Agreement, dated as of December 29, 1993, between Darling International Inc., and the signatory holders identified therein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.6

Registration Rights Agreement, dated as of May 10, 2002, between Darling International Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.7 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.8 *	Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.9

Lease, dated November 30, 1993, between the Company and the Port of Tacoma (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.10	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.11 *	1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.12 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.13 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14

International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

10.15

International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Wells Fargo Bank, N.A. and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

10.16

Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and Darling International Inc. (filed as Exhibit 10.17B to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.17

Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.18 *

Consulting Agreement, dated as of May 10, 2002, by and between Darling International Inc., Taura, Flynn and Associates LLC, and Denis J. Taura (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002, and incorporated herein by reference).

10.19 *

Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

10.20 *

Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.21

Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.22

Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.23

Note Purchase Agreement, dated as of December 31, 2003, by and among Darling International Inc., the Guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2004, and incorporated herein by reference).

10.24

Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.25

Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.26

Trademark Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.27

Patent Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.28

Copyright Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.29

Pledge Agreement, dated as of April 2, 2004, between Darling International Inc. and General Electric Capital Corporation (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.30 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.31 *

Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.32 *

First Amendment to Credit Agreement, dated as of August 9, 2005, among Darling International Inc., General Electric Capital Corporation, Comerica Bank, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2005, and incorporated herein by reference).

14	Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed March 26, 2004).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 2, 2006, and incorporated herein by reference).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

The Exhibits are available upon request from the Company.

*	Management contract on compensatory plan.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By: /s/ Randall C. Stuewe
Randall C. Stuewe Chairman of the Board and Chief Executive Officer
Date: March 16, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall C. Stuewe	Chairman of the Board and	March 16, 2006
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President -	March 16, 2006
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	March 16, 2006
O. Thomas Albrecht

/s/ Kevin S. Flannery	Director	March 16, 2006
Kevin S. Flannery

/s/ Fredric J. Klink	Director	March 16, 2006
Fredric J. Klink

/s/ Charles Macaluso	Director	March 16, 2006
Charles Macaluso

/s/ Michael Urbut	Director	March 16, 2006
Michael Urbut

INDEX TO EXHIBITS

2.1

Asset Purchase Agreement, dated as of December 19, 2005, among Darling International Inc., Darling National LLC, and National By-Products LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2005 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2

Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

10.1

Recapitalization Agreement, dated as of March 15, 2002, among Darling International Inc., each of the banks or other lending institutions which is a signatory thereto or any successor or assignee thereof, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex C to the Company’s Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

10.2

First Amendment to Recapitalization Agreement, dated as of April 1, 2002, among Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Annex D to the Company’s Definitive Proxy Statement filed on April 29, 2002, and incorporated herein by reference).

10.3

Second Amendment to Recapitalization Agreement, dated as of April 29, 2002, among Darling International Inc., each of the banks party to the Recapitalization Agreement, and Credit Lyonnais New York Branch, individually as a bank and as agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.4

Amended and Restated Credit Agreement, dated as of May 10, 2002, among Darling International Inc., Credit Lyonnais New York Branch, individually as a bank and as agent, and the other banks and secured parties named therein (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.5

Registration Rights Agreement, dated as of December 29, 1993, between Darling International Inc., and the signatory holders identified therein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.6

Registration Rights Agreement, dated as of May 10, 2002, between Darling International Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.7 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.8 *	Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.9

Lease, dated November 30, 1993, between the Company and the Port of Tacoma (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.10	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.11 *	1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.12 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.13 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14

International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Credit Lyonnais and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

10.15

International Swap Dealers Association, Inc. (ISDA) Master Agreement and Schedule between Wells Fargo Bank, N.A. and Darling International Inc. dated as of June 6, 1997, related to interest rate swap transaction (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 12, 1997, and incorporated herein by reference).

10.16

Confirmation dated September 20, 1999 which supplements, forms part of, and is subject to, the ISDA Master Agreement dated as of June 6, 1997 between Credit Lyonnais and Darling International Inc. (filed as Exhibit 10.17B to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.17

Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.18 *

Consulting Agreement, dated as of May 10, 2002, by and between Darling International Inc., Taura, Flynn and Associates LLC, and Denis J. Taura (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002, and incorporated herein by reference).

10.19 *

Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

10.20 *

Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.21

Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.22

Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.23

Note Purchase Agreement, dated as of December 31, 2003, by and among Darling International Inc., the Guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2004, and incorporated herein by reference).

10.24

Credit Agreement, dated as of April 2, 2004, among Darling International Inc., the Other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.25

Security Agreement, dated as of April 2, 2004, among Darling International Inc., and each of the Credit Parties signatory to the Credit Agreement, and General Electric Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.26

Trademark Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.27

Patent Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.28

Copyright Security Agreement, dated as of April 2, 2004, by Darling International Inc. in favor of General Electric Capital Corporation (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.29

Pledge Agreement, dated as of April 2, 2004, between Darling International Inc. and General Electric Capital Corporation (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2004, and incorporated herein by reference).

10.30 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.31 *

Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.32 *

First Amendment to Credit Agreement, dated as of August 9, 2005, among Darling International Inc., General Electric Capital Corporation, Comerica Bank, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2005, and incorporated herein by reference).

14	Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed March 26, 2004).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 2, 2006, and incorporated herein by reference).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

*	Management contract on compensatory plan.