Form 10-Q
period 2006-04-01
DARLING INTERNATIONAL INC
filed 2006-05-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes     X              No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes                  No     X

There were 64,489,205 shares of common stock, $0.01 par value, outstanding at May 4, 2006.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2006

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	April 1, 2006 (unaudited) and December 31, 2005

	Consolidated Statements of Operations (unaudited)	4
	Three months ended April 1, 2006 and April 2, 2005

	Consolidated Statements of Cash Flows (unaudited)	5
	Three months ended April 1, 2006 and April 2, 2005

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	33

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	35

	Signatures	36

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 1, 2006 and December 31, 2005

(in thousands, except shares and per share data)

	April 1, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$37,188	$36,000
Restricted cash	2,338	2,349
Accounts receivable	22,468	25,886
Inventories	6,829	6,601
Prepaid expenses	5,726	6,231
Deferred income taxes	6,594	6,002
Other	9	6
Total current assets	81,152	83,075
Property, plant and equipment, less accumulated depreciation of $174,709 at April 1, 2006 and $173,271 at December 31, 2005	84,505	85,178
Collection routes and contracts, less accumulated amortization of $34,036 at April 1, 2006 and $33,047 at December 31, 2005	11,480	12,469
Goodwill	4,429	4,429
Deferred loan costs	2,616	2,815
Other assets	2,290	2,806
	$186,472	$190,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,022	$5,026
Accounts payable, principally trade	7,726	12,264
Accrued expenses	26,297	25,341
Accrued interest	57	37
Total current liabilities	39,102	42,668

Long-term debt, net	43,250	44,502
Other non-current liabilities	27,663	27,372
Deferred income taxes	1,972	2,550
Total liabilities	111,987	117,092
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,480,205 and 64,437,410 shares issued and outstanding at April 1, 2006 and at December 31, 2005, respectively	645	644
Additional paid-in capital	78,481	79,370
Treasury stock, at cost; 21,000 shares at April 1, 2006 and December 31, 2005	(172)	(172)
Accumulated other comprehensive loss	(9,282)	(9,282)
Accumulated earnings	4,813	4,447
Unearned compensation	-	(1,327)
Total stockholders’ equity	74,485	73,680
	$186,472	$190,772

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended April 1, 2006 and April 2, 2005

(in thousands, except per share data)

(unaudited)

	April 1, 2006	April 2, 2005
Net sales	$76,400	$71,353
Costs and expenses:
Cost of sales and operating expenses	60,681	56,109
Selling, general and administrative expenses	9,687	8,700
Depreciation and amortization	4,133	3,771
Total costs and expenses	74,501	68,580
Operating income	1,899	2,773

Other income/(expense):
Interest expense	(1,542)	(1,584)
Other, net	231	200
Total other income/(expense)	(1,311)	(1,384)

Income from continuing operations before income taxes	588	1,389
Income taxes	222	473
Income from continuing operations	366	916
Income from discontinued operations, net of tax	–	6
Net income	$366	$922

Basic and diluted income per share:
Continuing operations	$0.01	$0.01
Discontinued operations	–	–
Total	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 1, 2006 and April 2, 2005

(in thousands)

(unaudited)

	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$366	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,133	3,771
Gain on disposal of property, plant, equipment and other assets	(25)	(132)
Deferred taxes	(1,170)	(1,432)
Stock-based compensation expense	424	–
Changes in operating assets and liabilities:
Restricted cash	11	9
Accounts receivable	3,418	3,155
Inventories and prepaid expenses	277	(1,091)
Accounts payable and accrued expenses	(3,581)	1,634
Accrued interest	20	(135)
Other	1,035	135
Net cash provided by discontinued operations	–	6
Net cash provided by operating activities	4,908	6,842
Cash flows from investing activities:
Capital expenditures	(2,503)	(3,118)
Intangible expenditures	–	(4)
Gross proceeds from disposal of property, plant and equipment and other assets	57	178
Net cash used by investing activities	(2,446)	(2,944)
Cash flows from financing activities:
Payments on debt	(1,256)	(2,507)
Deferred loan costs	–	(7)
Contract payments	(33)	(19)
Issuance of common stock	11	3
Excess tax benefits from stock-based compensation	4	–
Net cash used by financing activities	(1,274)	(2,530)
Net increase in cash and cash equivalents	1,188	1,368
Cash and cash equivalents at beginning of period	36,000	37,249
Cash and cash equivalents at end of period	$37,188	$38,617
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,403	$1,519
Income taxes, net of refunds	$1,326	$205

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 1, 2006

(unaudited)

(1)      General

The accompanying consolidated financial statements for the three month periods ended April 1, 2006 and April 2, 2005 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

(2)      Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of April 1, 2006, and include the 13 weeks ended April 1, 2006, and the 13 weeks ended April 2, 2005.

(c) Earnings Per Share

Basic income per common share is computed by dividing net income or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income Per Common Share (in thousands, except per share data)
	Three Months Ended
		April 1,			April 2,
		2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$ 366	63,952	$ 0.01	$ 916	63,901	$ 0.01
Income from discontinued operations, net of tax	—	63,952	—	6	63,901	—

Basic:
Net income	366	63,952	$ 0.01	922	63,901	$ 0.01

Effect of dilutive securities:
Add: Option shares in the money		1,702			1,007
Add: Dilutive effect of restricted stock		192			–
Less: Pro forma treasury shares		(1,074)			(341)

Diluted:
Net income	$ 366	64,772	$ 0.01	$ 922	64,567	$ 0.01

For the three months ended April 1, 2006 and April 2, 2005, respectively, 45,000 and 281,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006. As a result of adopting SFAS 123(R), for the three months ended April 1, 2006, total stock option expense included in the Company’s statement of operations was approximately $0.1 million or $0.0 cents per share on a basic and diluted basis and the related tax impact was insignificant. Total stock-based compensation recognized under SFAS 123(R) in the statement of operations for the three months ended April 1, 2006 and April 2, 2005 was approximately $0.4 million, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.1 million. These amounts relate to stock options and restricted stock granted under the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”). See below for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. Such tax deductions were insignificant for the three months ended April 1, 2006.

Prior to adopting SFAS 123(R), the Company accounted for its stock options under the Company’s 2004 Plan in accordance with the provisions of APB Opinion No. 25. Under the intrinsic-value method, compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. All options granted under the 2004 Plan were issued at or above market price, and therefore no stock-based compensation was recorded due to option grants. Accordingly, no equity-based compensation expense was recognized in the Company’s financial statements for the three months ended April 2, 2005.

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and income per share if the fair value-based method had been applied to all outstanding and vested awards for the three months ended April 2, 2005.

Three Months Ended
April 2, 2005
Amount

Reported net income	$922
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(97)
Pro forma net income	$825

Earnings per share
Basic – as reported	$0.01
Basic – pro forma	$0.01

Diluted – as reported	$0.01
Diluted – pro forma	$0.01

On May 11, 2005, the shareholders approved the Company’s 2004 Plan. The 2004 Plan has replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company. Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents, and cash-based awards. There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed in the tables below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and its subsidiaries and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan. The Company's stock options granted under the 2004 Plan generally terminate 10 years after date of grant.

The following is a summary of stock-based compensation granted during the year ended December 31, 2005 and the three months ended April 1, 2006.

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

On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 276,600 nonqualified stock options to four of the executive officers of the Company, that is the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities, but not to the Executive Vice President of Sales and Services (collectively the five are referred to as “Named Executive Officers”). The nonqualified stock options at November 19, 2004 were issued at an exercise price of $4.16. This exercise price represents a 10% premium to the fair market value of the Company’s common stock at the issue date. On May 11, 2005, these issued stock options were authorized by the shareholders and made effective as a result of the approval of the 2004 Plan. Additionally, on June 16, 2005, the Company granted 194,350 nonqualified stock options under the 2004 Plan to the Named Executive Officers at an exercise price of $3.94, which represented a 10% premium to the fair market value of the Company’s common stock at the grant date. The nonqualified stock options vest over a three-year period at 33-1/3 percent per year.

Incentive Stock Options. On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees other than the Named Executive Officers. The exercise price was equal to the fair market price at the grant date of $3.58 per share. These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

A summary of transactions for all stock options outstanding under the 2004 Plan is as follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 31, 2005	1,751,005	0.50-9.042	2.70
Granted	—	—	—
Exercised	(20,870)	0.50-1.81	0.56
Canceled	—	—	—
Options outstanding at April 1, 2006	1,730,135	0.50-9.042	2.73
Options exercisable at April 1, 2006	1,103,385	0.50-9.042	2.11

Restricted Stock Awards. On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 restricted stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities. On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted

11,950 restricted stock awards to the Executive Vice President of Sales and Services. These restricted stock awards contain vesting periods of four to six years from date of issuance. The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years. For the three months ended April 1, 2006, the Company recorded $0.2 million as compensation expense. The unearned compensation amounts are shown as a reduction of stockholders’ equity at April 1, 2006 and December 31, 2005.

On March 9, 2006, the Company's Board of Directors approved a Non-Employee Director Restricted Stock Award Plan (the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock.

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the third business day after the Company releases its earnings for its prior completed fiscal year, beginning with the earnings release for fiscal 2005 (the "Date of Award"). The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's Board of Directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan). On March 21, 2006, the Company issued 21,925 shares of restricted stock to the non-employee directors under the Director Restricted Stock Plan. For the three months ended April 1, 2006, the Company recorded $0.1 million as compensation expense under the Director Restricted Stock Plan.

A summary of the Company’s Stock Awards now outstanding under the 2004 Plan is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2005	489,150	$3.94
Restricted shares granted	21,925	4.56
Restricted shares forfeited/canceled	—	—
Stock awards outstanding April 1, 2006	511,075	$3.97

The following table summarizes information about the stock options outstanding at April 1, 2006:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50-$2.00	666,185	5.8 yrs	$1.07	666,185	$1.07
$2.01-$4.00	553,850	8.2 yrs	3.10	223,000	2.45
$4.01-$7.00	465,100	8.8 yrs	4.10	169,200	4.10
$7.01-$9.042	45,000	1.3 yrs	8.36	45,000	8.36
$0.50-$9.042	1,730,135	7.3 yrs	$2.73	1,103,385	$2.11

The fair value of each stock-option granted under the Company’s 2004 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
Weighted Average	April 1, 2006	April 2, 2005
Risk-free interest rate	N/A	4.3%
Expected life	N/A	6.0 years
Expected volatility	N/A	55.0%
Fair value of options granted	N/A	$2.27

For the three months ended April 1, 2006 and April 2, 2005, the amount of cash received from the exercise of options and the related tax benefits was insignificant. The total intrinsic value of options exercised for the three months ended April 1, 2006 was approximately $0.1 million and for the three months ended April 2, 2005 was less than $0.1 million, respectively. The fair value of shares vested for the three months ended April 1, 2006 and April 2, 2005 was approximately $0.3 million and none, respectively. At April 1, 2006, the aggregate intrinsic value of options outstanding was approximately $3.5 million and the aggregate intrinsic value of options exercisable was approximately $3.0 million. The weighted average contractual life of the options currently exercisable is 6.4 years at April 1, 2006.

At April 1, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options and restricted stock is expected to be recognized as follows (in thousands):

Year	Amount
2006	$ 821
2007	796
2008	405
2009	16
$ 2,038

On March 9, 2006, the Company’s board of directors approved a $650,000 bonus payable to certain members of management upon completion of the proposed acquisition of National By-Products, LLC, an Iowa limited liability company (“NBP”). The board of directors also approved the contingent issuance of 296,500 shares of stock to certain members of management subject to the completion of the NBP acquisition. Such shares will be issued only if the Company’s average stock price for the 90-day period ending on the last day of the thirteenth full consecutive month following the NBP acquisition equals or exceeds the price per share that is determined by dividing $70.5 million by the number of shares of Company stock issued pursuant to the closing of the NBP acquisition.

(e)	Statement of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. The statement of cash flows has been revised for the three months ended April 2, 2005 to reconcile net income of $922,000 rather than income from continuing operations of $916,000 to net cash provided by operating activities.

(f) Discontinued Operations

At a scheduled meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operations at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment, and have been reclassified to income from discontinued operations in the accompanying consolidated statements of operations, as discussed elsewhere herein.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At April 1, 2006 and December 31, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $15.2 million and $15.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(4) Business Segments

The Company operates on a worldwide basis within two industry segments: Rendering and Restaurant Services. The measure of segment profit or loss includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension and miscellaneous other assets.

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

Business Segment Net Sales (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Rendering:
Trade	$ 45,502	$ 44,359
Intersegment	3,616	4,880
	49,118	49,239
Restaurant Services:
Trade	30,898	26,994
Intersegment	3,610	2,482
	34,508	29,476
Eliminations	(7,226)	(7,362)
Total	$ 76,400	$ 71,353

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Rendering	$ 4,388	$ 4,502
Restaurant Services	3,098	3,720
Corporate	(5,578)	(5,722)
Interest expense	(1,542)	(1,584)
Income from continuing operations	$ 366	$ 916

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

Business Segment Assets (in thousands):

	April 1, 2006	December 31, 2005
Rendering	$ 54,066	$ 55,574
Restaurant Services	18,451	17,828
Combined Rendering/Restaurant Services	55,559	57,866
Corporate	58,396	59,504
Total	$186,472	$190,772

(5)	Income Taxes

The Company has provided income taxes for the three-month period ended April 1, 2006 and April 2, 2005, based on its estimate of the effective tax rate for the entire 2006 and 2005 fiscal years.

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

(a) Credit Agreement and Senior Credit Agreement

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 which replaces the prior senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. Under the Credit Agreement, the Company may borrow up to $50 million under a delayed, multi-draw term loan facility with all draws to be made by October 6, 2006. Assuming all $50 million is borrowed under the term loan facility and payments are amortized at $1.25 million a quarter according to the term loan facility over a six-year term ending April 7, 2012, at that point the remaining balance of $20 million would be payable. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the term loan facility under the Credit Agreement may be used for: (i) the payment of the amounts payable as consideration for the proposed acquisition of substantially all of the assets of NBP; and (ii) the refinancing of certain existing indebtedness, including subordinated indebtedness. The proceeds of the revolving credit facility may be used for: (i) the payment of the fees and expenses payable in connection with the Credit Agreement, the proposed acquisition of substantially all of the assets of NBP, and the repayment of indebtedness; (ii) financing the working capital needs of the Company and its subsidiaries; and (iii) other general corporate purposes. See Note 11 for further discussion regarding the proposed acquisition of NBP.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. At April 1, 2006 under the previous senior credit agreement, the interest rate for the $13.25 million balance of the term loan that was outstanding was based upon prime plus a margin of 1.50% per annum for a total of 9.25% per annum. On April 7, 2006, the Company repaid the balance on the term loan facility under the senior credit agreement and incurred a write-off of deferred financing costs of approximately $1.5 million.

The Credit Agreement provides increased liquidity and financial flexibility to complete the acquisition of NBP, which the Company expects to close in the second quarter of 2006, and to retire the Company’s senior subordinated notes. Additionally, the Credit Agreement has an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock, all of which are subject to the terms of the Credit Agreement.

The Credit Agreement contains certain restrictive covenants that are customary for similar credit arrangements and requires the maintenance of certain minimum financial ratios. The Credit Agreement also requires the Company to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions of property, casualty or condemnation, any sale or issuance of equity interests in a public offering or in a private placement, unpermitted additional indebtedness incurred by the Company, and excess cash flow under certain circumstances.

(b) Senior Subordinated Notes

On December 31, 2003, the Company issued senior subordinated notes in the principal amount of $35,000,000 and applied the net proceeds of such issuance to reduce the outstanding term loan portion of its prior Amended and Restated Credit Agreement executed on May 13, 2002. The senior subordinated notes have a term of six years, maturing on December 31, 2009. Beginning June 1, 2006, the Company may prepay the outstanding principal amount of the senior subordinated notes in whole or in part, plus accrued and unpaid interest, plus a prepayment fee of 5.5%, which declines each year after this date. Interest accrues on the outstanding principal balance of the senior subordinated notes at an annual rate of 12% that is payable quarterly in arrears. Restrictive covenants in the senior subordinated notes permit the Company, within limitations defined in the senior subordinated notes, to incur additional indebtedness and to pay cash dividends. In the second quarter of 2006, the Company plans on retiring the senior subordinated notes using money available under the Credit Agreement and will incur charges of approximately $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

The Company’s senior credit agreement and senior subordinated notes consisted of the following elements at April 1, 2006 and December 31, 2005, respectively (in thousands):

	April 1, 2006	December 31, 2005
Senior Credit Agreement:
Term Loan	$ 13,250	$ 14,500
Revolving Credit Facility:
Maximum availability	$ 50,000	$ 50,000
Borrowings outstanding	––	––
Letters of credit issued	13,425	14,872
Availability	$ 36,575	$ 35,128
Senior Subordinated Notes Payable:	$ 35,000	$ 35,000

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Darling National”), and are secured by substantially all of the property of the Company and Darling National, including a pledge of all equity interests in Darling National. As of April 1, 2006, the Company was in compliance with all of the covenants contained in the senior credit agreement. At April 1, 2006, the Company had unrestricted cash of $37.2 million, compared to unrestricted cash of $36.0 million at December 31, 2005.

(7)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas expense. The Company does not use derivative instruments for trading purposes.

At April 1, 2006, the Company had forward purchase agreements in place for purchases of approximately $1.3 million of natural gas. These agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the agreements are not subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. Total comprehensive income for the three months ended April 1, 2006, and April 2, 2005, was $0.4 million and $1.1 million, respectively.

(9)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(10)	Employee Benefit Plans

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

Net pension cost for the three months ended April 1, 2006 and April 2, 2005 includes the following components (in thousands):

	April 1, 2006	April 2, 2005
Service cost	$ 564	$ 500
Interest cost	1,114	1,052
Expected return on plan assets	(1,242)	(1,095)
Amortization of prior service cost	35	35
Amortization of net loss	413	316
Net pension cost	$ 884	$ 808

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 1, 2006, the Company does not expect to make any payments to meet funding requirements for its pension plan in Fiscal 2006.

(11)	Proposed Acquisition of National By-Products

On December 19, 2005, the Company, Darling National and NBP, entered into an Asset Purchase Agreement (the "Purchase Agreement"), providing, among other things, that Darling National will acquire substantially all of the assets of NBP (the “Transaction”).

The Purchase Agreement provides that the aggregate consideration for the purchased assets will be: 1) (a) $70.5 million in cash, less all of NBP’s indebtedness related to its credit facilities outstanding immediately prior to the closing date of the acquisition, plus (b) 20% of the outstanding shares of Darling common stock as of 8 a.m. Central Time on the date of closing calculated on a fully-diluted basis; and 2) the assumption of certain of NBP’s liabilities.

In addition to the purchase price paid to NBP on the closing date of the acquisition, Darling may pay additional consideration in the form of Darling common stock, depending on the average market price of Darling’s common stock for the 90 days prior to the last day of the 13th full consecutive month after closing.

The proposed Transaction has been approved by the board of directors of Darling and the board of managers of NBP and is expected to close in the second quarter of 2006, subject to approval by Darling's stockholders, NBP's unitholders, and other customary conditions for similar transactions. In addition, if the Company’s board of directors withdraws or modifies its recommendation to the stockholders of the Company to vote in favor of the Purchase Agreement due to any reason other than a reason or reasons arising from a material adverse effect on NBP, then the Company will pay NBP a termination fee of $4.23 million in cash, plus all fees and expenses incurred in connection with the transactions contemplated by the Purchase Agreement up to $1.0 million in the aggregate.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

Darling International Inc. is a recycler of food and animal by-products and provides grease trap services to food service establishments. The Company collects and recycles animal by-products and used cooking oil from food service establishments. The Company processes these raw materials at 24 facilities located throughout the United States into finished products such as protein (primarily MBM), tallow (primarily BFT), and yellow grease (YG). The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods and livestock feed, for use as ingredients in their products or for further processing. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Major challenges faced by the Company during the first quarter of Fiscal 2006 included lower finished product prices and high relative prices for natural gas and diesel fuel. The anticipated new government regulations pertaining to Bovine Spongiform Encephalopathy (“BSE”), which were not implemented in the first quarter of Fiscal 2006, continue to contribute to an environment of uncertainty regarding the impact of those regulations. Export markets in foreign countries for U.S. produced finished beef products and other cattle by-products continued to be closed throughout the first quarter of 2006.

Operating income decreased by $0.9 million in the first quarter of Fiscal 2006 compared to the first quarter of Fiscal 2005. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2006

•

The average price of the Company’s finished products was lower during the first quarter of Fiscal 2006 compared to the same period in Fiscal 2005. Management believes that closure of foreign export markets to U.S.-produced beef products resulted in lower commodity prices at the Company’s export locations. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•

Higher energy prices for both natural gas and diesel fuel persisted in the first quarter of 2006. The Company has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2006 and Thereafter

Bovine Spongiform Encephalopathy (BSE) related issues:

Recent Developments

•

On March 13, 2006, a beef cow that was at least 10 years of age and born in the U.S. tested positive for BSE. The cow was euthanized on the Alabama farm where she lived and did not enter the food or feed chains. As of April 21, 2006, officials from the United States Department of Agriculture (“USDA”) are still investigating the BSE-positive cow to identify the farm where she was born, herd mates born the same year and the cow’s offspring. This was the third case of BSE in the U.S. The first BSE-positive cow, diagnosed in 2003, had been imported from Canada into the State of Washington. The second, a cow born and raised in Texas, was diagnosed in 2005. All three BSE-positive cattle were born before the Food and Drug Administration (“FDA”) banned the feeding of proteins derived from cattle to cattle, sheep and other ruminant animals (21 CFR 589.2000; referred herein as the “BSE Feed Rule”) in 1997, to prevent the spread of BSE in the U.S.

•

Canadian officials confirmed a new case of BSE on January 23, 2006 and another on April 16, 2006. Both animals were six years of age. The Canadian government has found five BSE-positive cattle since 2003 and three of the cattle were born after 1997 when the Canadians implemented feeding restrictions that were comparable to the BSE Feed Rule adopted in the U.S. that same year. USDA officials are investigating to determine what, if any impact the two latest cases of BSE in Canada will have on beef and live cattle trade between the U.S and Canada. Currently, cattle less than 30 months of age and beef derived from such cattle can be imported into the U.S. from Canada. The importation of live Canadian cattle over 30 months of age and the beef derived from such cattle continue to be banned.

•

On October 6, 2005, the FDA proposed to amend the BSE Feed Rule and prohibit from the food or feed of all animals: (1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; (2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and (3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed (“Proposed Rule)”. In addition, the Proposed Rule would prohibit using tallow containing more than 0.15% insoluble impurities in all animal food and feed if such tallow is derived from the proposed prohibited materials. Proposed rules are not regulations and are not enforceable. Such proposals are published to obtain public comment on actions that the agency is considering. The 75-day public comment period for the Proposed Rule closed December 20, 2005. The FDA is currently reviewing the comments submitted and has not taken any further action. Management will continue to monitor this and other regulatory issues.

•

As of April 21, 2006, only two samples had tested positive for BSE out of more than 690,000 samples collected since June 1, 2004, under the USDA’s enhanced BSE surveillance program. More than 116,000 of these samples were collected since January 1, 2006. BSE surveillance samples are collected from the highest risk cattle population, which includes non-ambulatory animals (“downers”) and dead cattle.

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

After BSE was first detected in the U.S. in December 2003, many foreign countries banned imports of U.S.-produced beef and beef products, including MBM. Tallow exports were briefly banned, but this initial ban was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. As of April 21, 2006, export markets for MBM containing U.S. beef material remain closed, even though many foreign markets have been reopened to boneless beef from U.S. cattle that are less than 30 months of age. Japan and South Korea, the largest former export markets for U.S. beef, remain closed. On December 12, 2005, Japan permitted imports of meat from U.S. cattle less than 21 months of age but banned such imports on January 20, 2006 because one shipment contained vertebral column, in violation of the agreement between the U.S. and Japan. South Korea has delayed a decision to permit U.S. beef imports pending further investigation into the most recent U.S. case of BSE.

Other Critical Issues and Challenges

•

Integration of the assets to be acquired in the proposed acquisition of NBP will have a significant impact on the Company’s personnel and operations. Achieving the benefits of the Transaction will depend in part on the integration of the Company’s and NBP’s operations and personnel in a timely and efficient manner so as to minimize the risk that the Transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. The Company may be unable to successfully integrate NBP including the difficulties in integrating personnel, financial reporting and other systems used by NBP; failure of NBP’s operations to perform in accordance with the Company’s expectations; future goodwill impairment charges that the Company could incur with respect to the assets of NBP; failure to achieve anticipated synergies between the Company’s business units and the business units of NBP; the loss of NBP’s raw material suppliers; and the loss of any of the key employees of NBP. If NBP’s operations do not operate as the Company anticipates, it could materially harm the Company’s business, financial condition and results of operations.

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

•

Energy prices for natural gas and diesel fuel are expected to remain high in 2006. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the first quarter of 2006 and represent an ongoing challenge to the Company’s operating results for future periods.

•

In the first quarter of 2006, the Company incurred above normal operating costs related to the shutdown of the Fresno, California plant in order to finalize the modernization project at that plant. The process of shutting down the plant caused the Company to incur higher than normal operating costs related to transportation, repair and maintenance, and other costs. The Company expects the Fresno plant’s operating costs to return to normal levels in future periods.

•

Avian influenza, or “Bird Flu,” a highly contagious disease that affects chickens and other poultry species, has recently spread throughout Asia and Europe at an unprecedented rate. Bird Flu is not a new disease, and while it does not currently exist in the U.S., slightly different strains of the disease have occurred in this country in the past. The USDA has developed safeguards to protect the U.S. poultry industry from Bird Flu. Such safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for meat and bone meal (MBM).

These challenges indicate there can be no assurance that operating results of the Company achieved in the first quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

Summary of Key Factors Impacting First Quarter 2006 Results:

Principal factors which contributed to a $0.9 million (32.1%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower finished product prices,
•	Higher natural gas and diesel fuel expenses,
•	Higher plant repair and maintenance expenses, and
•	Higher legal expenses.
These decreases were partially offset by:
•	Improved recovery of collection expenses, and
•	Higher raw material volumes.

Summary of Key Indicators of 2006 Performance:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the first quarter of Fiscal 2006 compared to average Jacobsen prices for the first quarter of Fiscal 2005 follow:

	Avg. Price 1st Quarter 2006	Avg. Price 1st Quarter 2005	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$169.40 /ton	$152.99 /ton	$16.41 /ton	10.7%
MBM (California)	$114.73 /ton	$131.40 /ton	($16.67 /ton)	(12.7%)
BFT (Chicago)	$ 16.43 /cwt	$ 17.05 /cwt	($0.62 /cwt)	(3.6%)
YG (Illinois)	$ 12.71 /cwt	$ 14.50 /cwt	($1.79 /cwt)	(12.3%)

The decreases in average price of the finished products the Company sells had an unfavorable impact on revenue which was more than offset by a positive impact to the Company’s raw material cost, due to formula pricing arrangements which compute raw material cost, based upon the price of finished product.

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

During the first quarter of Fiscal 2006, net sales increased by $5.0 million (7.0%) to $76.4 million as compared to $71.4 million during the first quarter of Fiscal 2005. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Purchase of finished product for resale	$ 2.8	$ 0.2	–	$ 3.0
Improved recovery of collection expense	0.7	0.6	–	1.3
Higher raw material volume	1.0	0.1	–	1.1
Higher yields on production	0.3	0.1	–	0.4
Management fees and third party revenue	–	0.1	–	0.1
Lower finished goods prices	–	(0.9)	–	(0.9)
Product transfers	(3.6)	3.6	–	–
	$ 1.2	$ 3.8	$ –	$ 5.0

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

During the first quarter of Fiscal 2006, cost of sales and operating expenses increased $4.6 million (8.2%) to $60.7 million as compared to $56.1 million during the first quarter of Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Purchases of finished product for resale	$ 2.8	$ 0.2	$ –	$ 3.0
Higher energy costs, primarily natural gas and diesel fuel	1.5	0.5	(0.1)	1.9
Plant repair and maintenance	0.7	–	–	0.7
Other expenses	0.4	0.1	–	0.5
Higher raw material volume	0.2	–	–	0.2
Payroll and related benefits	–	0.4	(0.3)	0.1
Third party cost of service	–	0.1	–	0.1
Lower raw material prices	(1.0)	(0.9)	–	(1.9)
Product transfers	(3.6)	3.6	–	–
	$ 1.0	$ 4.0	$ (0.4)	$ 4.6

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.7 million during the first quarter of Fiscal 2006, a $1.0 million increase (11.5%) from $8.7 million during the first quarter of Fiscal 2005. The increase was primarily due to higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as well as higher audit fees and other expense, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher legal expense	$ –	$ –	$ 0.6	$ 0.6
Higher audit fees	–	–	0.3	0.3
Other expense increase/(decrease)	–	0.2	(0.1)	0.1
	$ –	$ 0.2	$ 0.8	$ 1.0

Depreciation and Amortization. Depreciation and amortization charges increased $0.3 million (7.9%) to $4.1 million during the first quarter of Fiscal 2006 as compared to $3.8 million during the first quarter of Fiscal 2005. The increase is primarily due to capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $1.5 million during the first quarter of Fiscal 2006 compared to $1.6 million during the first quarter of Fiscal 2005, a decrease of $0.1 million, primarily due to capitalized interest in 2006.

Other Income/Expense. Other income was $0.2 million in the first quarter of Fiscal 2006, unchanged from $0.2 million during the first quarter of Fiscal 2005.

Income Taxes. The Company recorded income tax expense of $0.2 million for the first quarter of Fiscal 2006, compared to income tax expense of $0.5 million recorded in the first quarter of Fiscal 2005, a decrease of $0.3 million (60.0%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2006.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the first quarter of Fiscal 2005.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

On April 7, 2006, the Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders, which replaces the senior credit agreement executed in April 2004. The principal components of the Credit Agreement consist of the following.

•

The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.

•	The Credit Agreement has a revolving credit facility that has a term of five years and matures on April 7, 2011.
•

The Credit Agreement has a term loan facility that allows the Company to borrow up to $50.0 million under a delayed, multi-draw term facility with all draws to be made by October 6, 2006. The term loan facility provides for scheduled amortization payments of $1.25 million, due each quarter over a six-year term ending April 7, 2012.

•

The Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus ½ of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

•

The Credit Agreement provides increased liquidity and financial flexibility to complete the proposed acquisition of National By-Products, LLC, an Iowa limited liability company (“NBP”), which the company expects to close in the second quarter of 2006, and to retire the Company’s senior subordinated notes. Additionally, the Credit Agreement has an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock, all of which are subject to the terms of the Credit Agreement.

•

The Credit Agreement contains restrictive covenants that are customary for similar credit arrangements and requires the maintenance of certain minimum financial ratios. The Credit Agreement also requires the Company to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions of property, casualty or condemnation, any sale or issuance of equity interests in a public offering or in a private placement, unpermitted additional indebtedness incurred by the Company, and excess cash flow under certain circumstances.

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

The Company’s senior credit agreement and senior subordinated notes consist of the following elements at April 1, 2006 (in thousands):

Senior Credit Agreement:
Term Loan	$ 13,250
Revolving Credit Facility:
Maximum availability	$ 50,000
Borrowings outstanding	–
Letters of credit issued	13,425
Availability	$ 36,575
Senior Subordinated Notes Payable:	$ 35,000

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Darling National”), and are secured by substantially all of the property of the Company and Darling National, including a pledge of all equity interests in Darling National. As of April 1, 2006, the Company was in compliance with all of the covenants contained in the senior credit agreement. At April 1, 2006, the Company had unrestricted cash of $37.2 million, compared to unrestricted cash of $36.0 million at December 31, 2005.

The classification of long-term debt in the accompanying April 1, 2006 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the senior subordinated notes and the senior credit agreement.

On April 1, 2006, the Company had working capital of $42.1 million and its working capital ratio was 2.08 to 1 compared to working capital of $40.4 million and a working capital ratio of 1.95 to 1 on December 31, 2005. At April 1, 2006, the Company had unrestricted cash of $37.2 million and funds available under the revolving credit facility of $36.6 million, compared to unrestricted cash of $36.0 million and funds available under the revolving credit facility of $35.1 million at December 31, 2005.

Net cash provided by operating activities was $4.9 million and $6.8 million for the first quarter ended April 1, 2006 and April 2, 2005, respectively, a decrease of $1.9 million, primarily due to lower income from continuing operations and a decrease in accounts payable that was partially offset by proceeds from accounts receivable, a decrease in inventory and an increase in non-cash expenditures which includes stock-based compensation expense. Cash used by investing activities was $2.4 million for the first three months of Fiscal 2006, compared to $2.9 million for the first three months of Fiscal 2005, a decrease of $0.5 million, primarily due to lower capital investment in the first quarter of Fiscal 2006. Net cash used by financing activities was $1.3 million and $2.5 million for the first quarter ended April 1, 2006 and April 2, 2005, respectively, a decrease of $1.2 million, principally due to a decrease in debt payments as a result of the timing of the quarterly payments on the term debt facility in Fiscal 2005.

The Company made capital expenditures of $2.5 million during the first three months of Fiscal 2006, compared to capital expenditures of $3.1 million in the first three months of Fiscal 2005, for a net decrease of $0.6 million primarily due to timing of planned capital investment between the two years. Capital expenditures related to compliance with environmental regulations were less than $0.1 million during the three months ended April 1, 2006 compared to $0.4 million for the three months ended April 2, 2005.

On April 7, 2006, the Company repaid the balance on the term loan facility under the senior credit agreement and incurred a write-off of deferred financing costs of approximately $1.5 million. In the second quarter of 2006, the Company plans on retiring the senior subordinated notes using money available under the Credit Agreement and will incur charges of approximately $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

Based upon the annual actuarial estimate, current accruals, and claims paid during the first three months of Fiscal 2006, the Company has accrued approximately $5.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at April 1, 2006. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company does not expect to make any payments in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Company has the ability to burn alternative fuels at the plants to help manage the Company’s exposure to high natural gas prices. In the first quarter of 2006, the Company was using alternative fuels at those plants that have the ability to burn alternative fuels due to high natural gas costs. The Company expects to continue to burn alternative fuels at these plants in future periods as long as natural gas prices remain high.

The Company’s management believes that cash flows from operating activities consistent with the current level in Fiscal 2006, unrestricted cash, and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and capital expenditures, including the acquisition of NBP, through the term of the new facility. Numerous factors could have consequences to the Company that cannot be known at this time, such as: any additional occurrence of BSE in the U.S. or elsewhere; further reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new governmental regulations affecting the rendering industry (including new or modified BSE regulations); and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2006 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of Fiscal 2006 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures and/or acquisitions, investments in response to governmental regulations relating to BSE, unforeseen problems relating to the integration of NBP after closing, and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $3.1 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 1, 2006. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2006, in accordance with accounting principles generally accepted in the United States.

Based upon the underlying lease agreements, the Company expects to pay approximately $7.3 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at April 1, 2006. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

Accounts Receivable and Allowance for Doubtful Accounts

In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers. The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable was approximately $22.5 million and $25.9 million, and the allowance for doubtful accounts was approximately $0.7 million and $0.7 million, at April 1, 2006 and December 31, 2005, respectively.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $6.8 million and $6.6 million at April 1, 2006 and December 31, 2005, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $3.1 million and $2.8 million, for the three months ended April 1, 2006 and April 2, 2005, respectively.

The Company’s intangible assets, including routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 15 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Amortization expense was approximately $1.0 million and $1.0 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

The Company reviews the carrying value of long lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. For purposes of calculating impairment on long lived operating assets, the Company estimates fair value of its long lived assets at each plant based upon future undiscounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expense are evaluated and estimated as a component of the calculation of future undiscounted cash flows for each operating plant location. The estimates of fair value of the reporting units and of future undiscounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the Company’s plants could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings.

The net book value of property, plant and equipment was approximately $84.5 million and $85.2 million at April 1, 2006 and December 31, 2005, respectively. The net book value of intangible assets was approximately $11.5 million and $12.5 million at April 1, 2006 and December 31, 2005, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $4.4 million at both April 1, 2006 and December 31, 2005.

Accrued Medical Claims Liability

The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has an employer’s stop loss insurance policy to cover individual claims in excess of $175,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees varies significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $2.8 million and $2.8 million at April 1, 2006 and December 31, 2005, respectively.

Self Insurance, Environmental, and Legal Reserves

The Company’s workers compensation, auto, and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $15.2 million and $15.0 million at April 1, 2006 and December 31, 2005, respectively.

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

The Company has recorded a minimum pension liability of approximately $14.6 million at April 1, 2006 and December 31, 2005, respectively. The Company’s net pension cost was approximately $0.9 million and $0.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $16.9 million and $19.1 million at April 1, 2006 and December 31, 2005, respectively.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company recorded compensation expense related to stock options expense for the three months ended April 1, 2006 of approximately $0.1 million. Prior to adopting SFAS 123(R) the Company accounted for its stock options under APB Opinion No. 25 and related interpretations. Under the intrinsic-value method compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. Accordingly, the Company’s pro forma expense related to stock options granted for the three months ended April 2, 2005 was approximately $0.1 million.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued which were applicable to the Company during the first quarter of Fiscal 2006.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties. The words “believe,” “anticipate,” “expect,” “estimate,” “intend” and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2005, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; and BSE and its impact on finished product prices, export markets, energy prices and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business which faces competition from companies which may have substantially greater resources than the Company.

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

As of April 1, 2006, the Company had forward purchase agreements in place for purchases of approximately $1.3 million of natural gas.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As more fully described in “Management’s Annual Report on Internal Control over Financial Reporting” in Item 9A of the Company’s 2005 Annual Report, management identified the following material weakness related to accounting for state income taxes in the Company’s internal control over financial reporting as of December 31, 2005, which continues to exist as of April 1, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of April 1, 2006, because of the material weakness discussed above. The Company is in the process of instituting additional controls in order to remediate the deficiency identified above, and expects the additional controls to be in place during the Company’s second fiscal quarter. The Company is adding as an internal control over financial reporting a procedure to ensure that additional substantiating documentation relating to proposed state tax credits is obtained to ensure that it is probable that benefits related to a recorded credit will be sustained. The Company’s management has undertaken additional procedures to ensure that the deficiency described above has had no impact on financial reporting for the period covered by this report.

Changes in Internal Control Over Financial Reporting. Other than as discussed above in this Item 4, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2006

PART II: Other Information

Item 6.    EXHIBITS.

The following exhibits are included herein:

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

DARLING INTERNATIONAL INC.

Date: May 11, 2006	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: May 11, 2006	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)