Form 10-Q
period 2006-07-01
DARLING INTERNATIONAL INC
filed 2006-08-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes                  No     X

There were 80,842,153 shares of common stock, $0.01 par value, outstanding at August 3, 2006.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2006

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	July 1, 2006 (unaudited) and December 31, 2005

	Consolidated Statements of Operations (unaudited)	4
	Three and Six Months Ended July 1, 2006 and July 2, 2005

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended July 1, 2006 and July 2, 2005

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	41

Item 4.	CONTROLS AND PROCEDURES	42

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF	44
	SECURITY HOLDERS

Item 6.	EXHIBITS	45

	Signatures	46

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 1, 2006 and December 31, 2005

(in thousands, except shares and per share data)

	July 1, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,731	$36,000
Restricted cash	491	2,349
Accounts receivable	35,607	25,886
Inventories	16,517	6,601
Prepaid expenses	5,249	6,231
Deferred income taxes	7,879	6,002
Assets held for sale	135	–
Other	16	6
Total current assets	71,625	83,075
Property, plant and equipment, less accumulated depreciation of $176,462 at July 1, 2006 and $173,271 at December 31, 2005	136,507	85,178
Collection routes, contracts and permits, less accumulated amortization of $35,142 at July 1, 2006 and $33,047 at December 31, 2005	36,114	12,469
Goodwill	72,580	4,429
Deferred loan costs	1,484	2,815
Other assets	2,481	2,806
	$320,791	$190,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,015	$5,026
Accounts payable, principally trade	17,498	12,264
Accrued expenses	29,418	25,341
Accrued interest	388	37
Total current liabilities	52,319	42,668
Long-term debt, net	94,000	44,502
Other non-current liabilities	29,793	27,372
Deferred income taxes	2,281	2,550
Total liabilities	178,393	117,092
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 80,842,153 and 64,437,410 shares issued and outstanding at July 1, 2006 and at December 31, 2005, respectively	808	644
Additional paid-in capital	149,250	79,370
Treasury stock, at cost; 21,000 shares at July 1, 2006 and December 31, 2005	(172)	(172)
Accumulated other comprehensive loss	(9,152)	(9,282)
Retained earnings	1,664	4,447
Unearned compensation	–	(1,327)
Total stockholders’ equity	142,398	73,680
	$320,791	$190,772

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months and six months ended July 1, 2006 and July 2, 2005

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$ 87,231	$ 81,274	$163,631	$152,627
Costs and expenses:
Cost of sales and operating expenses	68,831	62,701	129,512	118,810
Selling, general and administrative expenses	11,817	9,347	21,504	18,047
Depreciation and amortization	5,049	3,807	9,182	7,578
Total costs and expenses	85,697	75,855	160,198	144,435
Operating income	1,534	5,419	3,433	8,192

Other income/(expense):
Interest expense	(1,760)	(1,589)	(3,302)	(3,173)
Other, net	(4,760)	475	(4,529)	675
Total other income/(expense)	(6,520)	(1,114)	(7,831)	(2,498)

Income/(loss) from continuing operations before income taxes	(4,986)	4,305	(4,398)	5,694
Income taxes (expense)/benefit	1,837	(1,563)	1,615	(2,036)
Income/(loss) from continuing operations	(3,149)	2,742	(2,783)	3,658

Income from discontinued operations, net of tax	–	6	–	12

Net income/(loss)	$ (3,149)	$ 2,748	$ (2,783)	$ 3,670

Basic and diluted income/(loss) per share:
Continuing operations	$ (0.04)	$ 0.04	$ (0.04)	$ 0.06
Discontinued operations	-	-	-	-
Total	$ (0.04)	$ 0.04	$ (0.04)	$ 0.06

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended July 1, 2006 and July 2, 2005

(in thousands)

(unaudited)

	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income/(loss)	$ (2,783)	$ 3,670
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	9,182	7,578
Gain on disposal of property, plant, equipment and other assets	(120)	(480)
Write-off deferred loan costs	2,569	-
Deferred taxes	(1,754)	(311)
Stock-based compensation expense	818	–
Changes in operating assets and liabilities, net of effect of acquisition:
Restricted cash	1,858	23
Accounts receivable	3,967	1,479
Inventories and prepaid expenses	(1,750)	(3,779)
Accounts payable and accrued expenses	(6,754)	(127)
Accrued interest	351	(135)
Other	1,543	(2,423)
Net cash provided by discontinued operations	–	12
Net cash provided by operating activities	7,127	5,507
Cash flows from investing activities:
Capital expenditures	(5,596)	(7,472)
Acquisition of NBP, net of cash acquired	(79,924)	–
Intangible expenditures	–	(4)
Gross proceeds from disposal of property, plant and equipment and other assets	219	870
Net cash used by investing activities	(85,301)	(6,606)
Cash flows from financing activities:
Proceeds from debt	111,000	-
Payments on debt	(61,513)	(3,765)
Deferred loan costs	(1,558)	(6)
Contract payments	(77)	(42)
Issuance of common stock	21	31
Excess tax benefits from stock-based compensation	32	–
Net cash provided/(used) by financing activities	47,905	(3,782)
Net (decrease)/increase in cash and cash equivalents	(30,269)	(4,881)
Cash and cash equivalents at beginning of period	36,000	37,249
Cash and cash equivalents at end of period	$ 5,731	$ 32,368
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 2,682	$ 2,932
Income taxes, net of refunds	$ 2,182	$ 2,638

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

July 1, 2006

(unaudited)

(1)      General

Darling International Inc., a Delaware corporation (“Darling”), is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. Darling collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company processes such raw materials at facilities located throughout the United States, into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), and yellow grease (“YG”).

As further discussed in Note 3, on May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets of National By-Products, LLC, an Iowa limited liability company (“NBP”). Darling and its subsidiaries, including Darling National, are collectively referred to as (the “Company”).

The accompanying consolidated financial statements for the three-month and six-month periods ended July 1, 2006 and July 2, 2005 have been prepared in accordance with generally accepted accounting principles in the United States of America by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

(2)      Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of July 1, 2006, and include the 13 weeks and 26 weeks ended July 1, 2006, and the 13 weeks and 26 weeks ended July 2, 2005.

(c) Earnings Per Share

Basic income/(loss) per common share is computed by dividing net earnings attributable to outstanding common stock by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income or loss attributable to outstanding common stock by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income/(Loss) Per Common Share (in thousands, except per share data)
	Three Months Ended
		July 1,			July 2,
		2006			2005
	Income /(loss)	Shares	Per Share	Income	Shares	Per Share
Income/(loss) from continuing operations	$(3,149)	72,603	$ (0.04)	$ 2,742	63,920	$ 0.04
Income/(loss) from discontinued operations, net of tax	–	72,603	–	6	63,920	–

Basic:
Net Income/(loss)	$(3,149)	72,603	$ (0.04)	$ 2,748	63,920	$ 0.04

Effect of dilutive securities:
Add: Option shares in the money		–			988
Less: Pro forma treasury shares		–			(381)

Diluted:
Net income/(loss)	$(3,149)	72,603	$ (0.04)	$ 2,748	64,527	$ 0.04

	Six Months Ended
		July 1,			July 2,
		2006			2005
	Income /(loss)	Shares	Per Share	Income	Shares	Per Share
Income/(loss) from continuing operations	$(2,783)	68,278	$ (0.04)	$ 3,658	63,911	$ 0.06
Income/(loss) from discontinued operations, net of tax	–	68,278	–	12	63,911	–

Basic:
Net Income/(loss)	$(2,783)	68,278	$ (0.04)	$ 3,670	63,911	$ 0.06

Effect of dilutive securities:
Add: Option shares in the money		–			980
Less: Pro forma treasury shares		–			(357)

Diluted:
Net income/(loss)	$(2,783)	68,278	$ (0.04)	$ 3,670	64,534	$ 0.06

For the three months ended July 1, 2006 and July 2, 2005, respectively, 1,714,885 and 815,538 outstanding options were excluded from diluted income/(loss) per common share and for the six months ended July 1, 2006 and July 2, 2005, respectively, 1,729,009 and 823,244 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006. As a result of adopting SFAS 123(R), for the three and six months ended July 1, 2006, total stock option expense included in the Company’s statement of operations was approximately $0.1 million and $0.3 million, respectively, or $0.0 cents per share on a basic and diluted basis, and the related tax impact was less than $0.1 million and $0.1 million, respectively. Total stock-based compensation recognized under SFAS 123(R) in the statement of operations for the three and six months ended July 1, 2006 was approximately $0.4 million and $0.8 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.1 million and $0.3 million, respectively. For the three and six months ended July 2, 2005, $0.1 million in equity-based compensation expense was recognized in the Company’s financial statements. These amounts relate to contingent shares issued as part of the acquisition of substantially all of the assets of NBP, as well as stock options and restricted stock granted under the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”). See below for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. Such tax deductions were insignificant for the three and six months ended July 1, 2006.

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

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and income per share if the fair value-based method had been applied to all outstanding and vested awards for the three and six months ended July 2, 2005 (in thousands, except per share data).

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
	Amount	Amount
Reported net income	$ 2,748	$ 3,670
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(167)	(265)
Pro forma net income	$ 2,581	$ 3,405

Earnings per share
Basic – as reported	$ 0.04	$ 0.06
Basic – pro forma	$ 0.04	$ 0.05

Diluted – as reported	$ 0.04	$ 0.06
Diluted – pro forma	$ 0.04	$ 0.05

On May 11, 2005, the shareholders approved the Company’s 2004 Plan. The 2004 Plan has replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company. Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents, and cash-based awards. There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed in the tables below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and its subsidiaries and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan. The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant.

The following is a summary of stock-based compensation granted during the year ended December 31, 2005 and the six months ended July 1, 2006.

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

A summary of transactions for all stock options outstanding under the 2004 Plan is as follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 31, 2005	1,751,005	0.50-9.042	2.70
Granted	—	—	—
Exercised	(41,720)	0.50-1.81	0.53
Canceled/Forfeited	(4,000)	3.65-4.04	3.85
Options outstanding at July 1, 2006	1,705,285	0.50-9.042	2.75
Options exercisable at July 1, 2006	1,227,318	0.50-9.042	2.27

Restricted Stock Awards. On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 restricted stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities. On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted 11,950 restricted stock awards to the Executive Vice President of Sales and Services. These restricted stock awards contain vesting periods of four to six years from date of issuance. The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years. For the six months ended July 1, 2006, the Company recorded $0.4 million as compensation expense.

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

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the third business day after the Company releases its earnings for its prior completed fiscal year, beginning with the earnings release for Fiscal 2005 (the "Date of Award"). The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's Board of Directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan). On March 21, 2006, the Company issued 21,925 shares of restricted stock to the non-employee directors under the Director Restricted Stock Plan. For the six months ended July 1, 2006, the Company recorded $0.1 million as compensation expense under the Director Restricted Stock Plan.

A summary of the Company’s Stock Awards now outstanding under the 2004 Plan follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2005	489,150	$ 3.94
Restricted shares granted	21,925	4.56
Restricted shares where the restriction lapsed	(4,385)	4.56
Restricted shares forfeited/canceled	—	—
Stock awards outstanding July 1, 2006	506,690	$ 3.96

The following table summarizes information about stock options outstanding at July 1, 2006:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50-$2.00	645,335	5.6 yrs	$1.09	645,335	$1.09
$2.01-$4.00	551,850	8.0 yrs	3.10	367,783	2.74
$4.01-$7.00	463,100	8.6 yrs	4.10	169,200	4.10
$7.01-$9.042	45,000	1.1 yrs	8.36	45,000	8.36
$0.50-$9.042	1,705,285	7.0 yrs	$2.75	1,227,318	$2.27

The fair value of each stock-option granted under the Company’s 2004 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended		Six Months Ended
Weighted Average	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Risk-free interest rate	N/A	3.9%	N/A	3.9%
Expected life	N/A	5.9 years	N/A	6.0 years
Expected volatility	N/A	55.0%	N/A	56.5%
Fair value of options granted	N/A	$ 2.03	N/A	$ 2.09

For the six months ended July 1, 2006 and July 2, 2005, the amount of cash received from the exercise of options and the related tax benefits was insignificant. The total intrinsic value of options exercised for the three and six months ended July 1, 2006 was approximately $0.1 million and $0.2 million, respectively, and for the three and six months ended July 2, 2005 was $0.1 million. The fair value of shares vested for the three and six months ended July 1, 2006 was approximately $0.2 million and $0.5 million, respectively, and for the three and six months ended July 2, 2005 was approximately $0.1 million. At July 1, 2006, the aggregate intrinsic value of options outstanding was approximately $3.2 million and the aggregate intrinsic value of options exercisable was approximately $3.0 million. The weighted average contractual life of the options currently exercisable is 6.4 years at July 1, 2006. The expected lives are computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.

At July 1, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding non-vested options and restricted stock is expected to be recognized as follows (in thousands):

Year	Amount
2006	$ 770
2007	1,045
2008	402
2009	16
$ 2,233

On March 9, 2006, the Company’s board of directors approved a $650,000 bonus payable to certain members of management upon completion of the acquisition of substantially all of the assets of NBP. The board of directors also approved the contingent issuance of 296,500 shares of common stock to certain members of management upon completion of the NBP acquisition. The contingent shares had a fair value of approximately $0.6 million at date of grant. Such shares will be issued only if the Company’s average stock price for the 90-day period ending on the last day of the thirteenth full consecutive month following the NBP acquisition equals or exceeds the price per share that is determined by dividing $70.5 million by the number of shares of Company stock issued at the closing of the NBP acquisition. During the second quarter of Fiscal 2006, the Company recorded expense of approximately $0.1 million related to the contingent shares.

(e) Statement of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. The statement of cash flows has been revised for the six months ended July 2, 2005 to reconcile net income of $3.67 million rather than income from continuing operations of $3.66 million to net cash provided by operating activities.

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

(3)       Acquisition of National By-Products, LLC

On May 15, 2006, Darling, through its wholly-owned subsidiary Darling National, completed the acquisition of substantially all of the assets of NBP (the “Transaction”). The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement, by and among Darling, Darling National and NBP, whereby Darling National acquired substantially all of the assets and liabilities of NBP. The assets acquired in the Transaction will increase Darling’s capabilities by growing revenues, diversifying the raw material supplies and creating a larger platform to grow Darling’s restaurant services business.

As a result of the Transaction, effective May 15, 2006 the Company began including the operations of NBP into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Transaction had occurred on January 2, 2005 for the periods presented (unaudited) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$109,864	$131,126	$236,988	$248,653
Income/(loss) from continuing operations	(2,272)	6,150	1,304	10,349
Net income/(loss)	(2,272)	6,156	1,304	10,361
Earnings per share
Basic and diluted	$ (0.03)	$ 0.08	$ 0.02	$ 0.13

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Transaction actually occurred on January 2, 2005.

The Transaction was accounted for using the purchase method of accounting for business combinations and accordingly, the results of operations related to the Transaction have been included in the Company’s consolidated financial statements since the date of acquisition.

The estimated purchase price for the Transaction totaled $150.4 million and is comprised of $70.9 million in cash (before transaction costs and expenses), additional cash consideration of $2.8 million for working capital (subject to final working capital adjustment), estimated transaction costs of $6.2 million and the issuance of approximately 16.3 million shares of Darling common stock valued at $70.5 million. The asset purchase agreement contains a true-up adjustment in which additional shares (the “Contingent Shares”) may be issuable to NBP based on Darling’s stock price for an average of 90 days ending on the last day of the 13th month following the date of closing (the “True-up Market Price”). To the extent the True-up Market Price exceeds $4.31, no Contingent Shares will be issuable. If the True-up Market Price is less than $4.31, the number of Contingent Shares issuable is determined by dividing the “Value Gap” by the greater of $3.60 and the True-up Market Price.

The Value Gap is determined by multiplying the number of shares issued at closing by the excess of (i) $4.31 over (ii) the greater of the True-up Market Price and $3.60. Only holders of shares that were issued at closing and have not been transferred (except by gift or into trust) as of the date used to calculate the True-up Market Price will be eligible to receive Contingent Shares.

Since the price of Darling’s common stock on July 1, 2006 exceeded $4.31, there is currently no estimated Value Gap. However, the Value Gap used to calculate the Contingent Shares will not be known until the True-up Market Price is determined. In accordance with EITF 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination,” the value of the Contingent Shares issued, if any, will be recorded in stockholders’ equity.

In accordance with EITF 97-15, the 16.3 million shares of common stock issued by Darling to the seller were valued at $70.5 million, which represents the lowest value at which additional consideration would not be required to be issued.

The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed as of May 15, 2006 (in thousands):

Accounts receivable, net	$ 13,688
Inventory, net	7,184
Other current assets	135
Deferred tax asset	1,677
Identifiable intangibles	25,740
Property and equipment	52,920
Goodwill	68,151
Accounts payable	(7,836)
Accrued expenses	(8,229)
Deferred tax liability	(1,285)
Other liabilities assumed	(1,721)
Total estimated purchase price	$150,424

The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final purchase price allocation, which management expects to complete by the end of Fiscal 2006, may differ significantly from the above amounts.

(4)      Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At July 1, 2006 and December 31, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $17.5 million and $15.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that any additional liability relative to such lawsuits and claims which may not be covered by insurance would not likely have a material adverse effect on the Company’s financial position, although it could potentially have a material impact on the results of operations in any one year.

(5)       Business Segments

The Company operates on a worldwide basis within two Industry segments: Rendering and Restaurant Services. The measure of segment profit or loss includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets. The acquisition of substantially all of the assets of NBP will be reflected primarily in the Rendering segment.

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service industry and meat and poultry processors, converting these principally into useable oils and proteins utilized by the agricultural, leather and oleo-chemical industries.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing.

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Rendering:
Trade	$ 60,413	$ 53,210	$ 105,915	$ 97,569
Intersegment	11,030	6,887	14,646	11,767
	71,443	60,097	120,561	109,336
Restaurant Services:
Trade	26,818	28,064	57,716	55,058
Intersegment	2,522	2,241	6,132	4,723
	29,340	30,305	63,848	59,781
Eliminations	(13,552)	(9,128)	(20,778)	(16,490)
Total	$ 87,231	$ 81,274	$ 163,631	$ 152,627

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Rendering	$ 6,235	$ 6,974	$ 10,623	$ 11,476
Restaurant Services	2,920	4,608	6,018	8,328
Corporate	(10,544)	(7,251)	(16,122)	(12,973)
Interest expense	(1,760)	(1,589)	(3,302)	(3,173)
Income/(loss) from continuing operations	$ (3,149)	$ 2,742	$ (2,783)	$ 3,658

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category called Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant

Services assets is allocated based upon management’s estimate of the percentage of corresponding activity attributed to each segment.

Business Segment Assets (in thousands):

	July 1, 2006	December 31, 2005
Rendering	$ 77,950	$ 55,574
Restaurant Services	22,125	17,828
Combined Rendering/Restaurant Services	126,807	57,866
Corporate	93,909	59,504
Total	$ 320,791	$ 190,772

(6)       Income Taxes

The Company has provided income taxes for the three and six month period ended July 1, 2006 and July 2, 2005, based on its estimate of the effective tax rate for the entire 2006 and 2005 fiscal years. The effective tax rate differs from the statutory rate primarily due to state taxes.

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

(7)       Financing

(a) Credit Agreement and Senior Credit Agreement

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 which replaces the prior senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. As of July 1, 2006, the Company has borrowed all $50.0 million under the term loan facility which provides for scheduled amortization payments of $1.25 million due each quarter over the six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the term loan facility under the Credit Agreement were used for the payment of a portion of the cash consideration for the acquisition of substantially all of the assets of NBP, and may also be used for the refinancing of certain existing indebtedness, including subordinated indebtedness. The proceeds of the revolving credit facility may be used for: (i) the payment of fees and expenses payable in connection with the Credit Agreement, a portion of the cash utilized in the acquisition of substantially all of the assets of NBP, and the repayment of indebtedness; (ii) financing the working capital needs of the Company and its subsidiaries; and (iii) other general corporate purposes. See Note 3 for further discussion regarding the acquisition of substantially all of the assets of NBP.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the

Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. At July 1, 2006 under the Credit Agreement, the interest rate for the $50.0 million term loan that was outstanding was based on LIBOR plus a margin of 1.50% per annum for a total of 7.0% per annum. The interest rate for $45.0 million of the revolving loan amount outstanding was based on LIBOR plus a margin of 1.50% per annum for a total of 6.82%, and the remaining $4.0 million under the revolving loan amount was based on prime plus a margin of 0.50% per annum for a total of 8.75% per annum. On April 7, 2006, the Company repaid the balance on the term facility under the old senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

The Credit Agreement provides increased liquidity and financial flexibility including an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock, all of which are subject to the terms of the Credit Agreement.

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

(b) Senior Subordinated Notes

On December 31, 2003, the Company issued senior subordinated notes in the principal amount of $35.0 million. On June 1, 2006, the Company retired the senior subordinated notes using money available under the Credit Agreement and incurred charges of $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

The Company’s Credit Agreement, senior credit agreement and senior subordinated notes consisted of the following components at July 1, 2006 and December 31, 2005, respectively (in thousands):

	July 1, 2006	December 31, 2005
Credit and Senior Credit Agreements:
Term Loan	$ 50,000	$ 14,500
Revolving Credit Facility:
Maximum availability	$125,000	$ 50,000
Borrowings outstanding	49,000	––
Letters of credit issued	18,891	14,872
Availability	$ 57,109	$ 35,128
Senior Subordinated Notes Payable:	$ ––	$ 35,000

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National. As of July 1, 2006, the Company was in compliance with all the covenants contained in the Credit Agreement.

(8)       Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. The Company does not use derivative instruments for trading purposes.

Under Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS No. 133. Under the terms of the swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts which bear interest, payable quarterly. One swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.42%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. The second swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.415%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. At July 1, 2006, the fair value of the hedge assets is $0.2 million and is included in non-current other assets on the balance sheet.

A summary of the derivative adjustments recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the three and six months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July2,	July 1,	July 2,
	2006	2005	2006	2005
Derivative adjustment included in accumulated other comprehensive loss at beginning of period	$ –	$ –	$ –	$ 319
Net change arising from current period hedging transactions (a)	130	–	130	(187)
Reclassifications into earnings	–	–	–	(132)
Accumulated other comprehensive loss	$ 130	$ –	$ 130	$ –

(a)	Reported as accumulated other comprehensive loss of approximately $0.2 million recorded net of taxes of approximately $0.1 million at July 1, 2006.

A summary of the gains and losses recognized in earnings during the three and six months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Loss to operating expenses related to natural gas swap agreements (effective portion)	$ –	$ –	$ –	$ 187
Loss/(gain) to other expenses related to net change arising from current period hedging transactions	–	–	–	(1)
Total reclassifications into earnings	$ –	$ –	$ –	$ 186

Gains and losses reported in accumulated other comprehensive income/(loss) are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

(9)       Comprehensive Income/(Loss)

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended July 1, 2006 and July 2, 2005, total comprehensive income/(loss) was $(3.0) million and $2.8 million, respectively. For the six months ended July 1, 2006, and July 2, 2005, total comprehensive income/(loss) was $(2.7) million and $3.9 million, respectively.

(10)       Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month service is provided.

(11)       Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Hutchinson, KS	$ 135	$ –
	$ 135	$ –

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next twelve months and are classified as current assets. These assets were previously utilized in rendering operations of NBP and were acquired in the Transaction.

(12)       Employee Benefit Plans

The Company has retirement and pension plans covering substantially all of its employees. Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement.

Net pension cost for the three and six months ended July 1, 2006 and July 2, 2005 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$ 601	$ 499	$ 1,165	$ 999
Interest cost	1,161	1,051	2,275	2,103
Expected return on plan assets	(1,289)	(1,095)	(2,531)	(2,190)
Amortization of prior service cost	35	36	70	71
Amortization of net loss	413	316	826	632
Net pension cost	$ 921	$ 807	$ 1,805	$ 1,615

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at July 1, 2006, the Company expects to make contributions of $0.3 million to meet funding requirements for its pension plans during the next twelve months.

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

Overview

Darling International Inc., a Delaware corporation (“Darling”), is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company’s operations are organized into two segments: Rendering and Restaurant Services. With the May 15, 2006 acquisition of substantially all of the assets of National By-Products, LLC, an Iowa limited liability company (“NBP”), the Company now processes such raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing As a result of the acquisition of substantially all of the assets of NBP (the “Transaction”), the Company’s second quarter results reflect seven weeks of contribution from the NBP assets. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Major challenges faced by the Company during the second quarter of Fiscal 2006 including lower finished product prices and high relative prices for natural gas and diesel fuel. In addition, during the second quarter of Fiscal 2006, warmer weather impacted the quality of the raw material processed, which increased finished product downgrades. The anticipated new government regulations pertaining to Bovine Spongiform Encephalopathy (“BSE”), which were not implemented in the second quarter of 2006, continue to contribute to an environment of uncertainty regarding the impact of those regulations. Export markets in foreign countries for U.S.-produced finished beef products and other cattle by-products continued to be closed throughout the second quarter of 2006.

Operating income decreased by $3.9 million in the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2006

•

The average price of the Company’s finished products was lower during the second quarter of Fiscal 2006 compared to the same period in Fiscal 2005. Management believes that closure of foreign export markets to U.S.-produced beef products and beef protein by-products resulted in lower commodity prices at the Company’s export locations. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•

Higher energy prices for both natural gas and diesel fuel persisted in the second quarter of 2006. The Company has the ability to burn alternate fuels at various plant locations when economically favorable to do so. The Company has limited diesel fuel storage capabilities at its plant locations and regional suppliers have not been willing to enter into forward purchase agreements on terms acceptable to the Company. However, the Company has the ability to hedge with derivatives. The financial impact of higher natural gas and diesel fuel prices is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2006 and Thereafter

Bovine Spongiform Encephalopathy (BSE) related issues:

•

On October 6, 2005, the FDA proposed to amend the BSE Feed Rule and prohibit from the food or feed of all animals: (1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; (2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and (3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed (“Proposed Rule”). In addition, the Proposed Rule would prohibit using tallow containing more than 0.15% insoluble impurities in all animal food and feed if such tallow is derived from the proposed prohibited materials. Proposed rules are not regulations and are not enforceable. Such proposals are published to obtain public comment on actions that the agency is considering. The 75-day public comment period for the Proposed Rule closed December 20, 2005. The FDA is currently reviewing the comments submitted and has not taken any further action. Management will continue to monitor this and other regulatory issues.

Recent Developments

•

On July 20, 2006, the U.S. Secretary of Agriculture announced that the USDA will transition to a BSE surveillance plan that corresponds to the extremely low incidence of the disease in the U.S. Under the enhanced BSE testing plan that has been in effect since June 1, 2004, only two samples out of 764,270 had tested positive as of July 22, 2006. The agency plans to test only about 40,000 cattle per year under the new plan. In contrast, more than 196,000 samples were tested between January 1 and July 22, 2006 under the enhanced surveillance plan. August 25, 2006 will be the effective date to scale back testing to the new plan targets. The plan to scale back on testing is expected to reduce future rendering revenues, but the impact of this reduction is not known at this time.

•

On July 25, 2006, the Food Safety Inspection Service (“FSIS”) of the U.S. Department of Agriculture (“USDA”) presented an updated version of the BSE risk assessment model and report conducted by The Harvard Center for Risk Analysis of the Harvard School of Public Health (“Harvard Study”). FSIS commissioned an update of the original Harvard Study for the agency to use in BSE-related rulemaking efforts. Results of the study indicate that measures enacted by USDA, especially the banning of specified risk materials (“SRM”) from food, after the discovery of a BSE-infected cow in Washington State in 2003, reduced potential human exposure to BSE. SRM include the skull, brain, trigeminal ganglia (nerves attached to the brain), tonsils, spinal cord and dorsal root ganglia (nerves attached to the spinal cord) of cattle over 30 months of age and the distal ileum (last 80 inches of the small intestine) from cattle of all ages. The updated Harvard

Study also suggested that removal of SRM from cattle feed could have an important impact on the spread of BSE among cattle, if such a ban also covered cattle mortalities.

•

Canadian officials confirmed four new cases of BSE in 2006, one each on January 23, April 16, July 4 and July 14. The Canadian government has found a total of seven BSE-positive cattle since 2003, four of which were born after 1997 when the Canadians implemented feeding restrictions that were comparable to feed restrictions promulgated in 1997 by the U.S. Food and Drug Administration (“FDA”), which banned the feeding of proteins derived from cattle to cattle, sheep and other ruminant animals (21 CFR 589.2000; referred herein as the “BSE Feed Rule”). USDA officials are monitoring the Canadian investigations, but do not expect these recent cases to affect beef and live cattle trade between the U.S and Canada. Currently, cattle less than 30 months of age and beef derived from such cattle can be imported into the U.S. from Canada. The importation of live Canadian cattle over 30 months of age and the beef derived from such cattle continue to be banned.

•

On June 26, 2006, the Canadian Food Inspection Agency (“CFIA”) banned SRM from all animal feed and for use in fertilizers effective July 12, 2007. The SRM that will be banned from animal feed are the same tissues that are currently banned from human food in Canada and in the U.S.

•

On June 13, 2006, French BSE experts classified the two U.S. cases of BSE in native-born cattle as “atypical” because they were not consistent with BSE cases that occurred in the United Kingdom or most other countries, including Canada. A small number of “atypical” BSE cases were previously discovered in France, Germany and Italy. Some researchers consider “atypical” BSE to be a spontaneous form that may not be spread through the consumption of infected feed. However, scientists know little about “atypical” BSE, so this new classification is unlikely to affect existing or proposed BSE-related feed regulations in the U.S.

•

On March 13, 2006, a beef cow that was at least 10 years of age and born in the U.S. tested positive for BSE. The cow was euthanized on the Alabama farm where she lived and did not enter the food or feed chains. Officials from the USDA were unable to identify the farm where the BSE-positive cow was born and closed the epidemiological investigation on May 2, 2006. This was the third case of BSE in the U.S. The first BSE-positive cow, diagnosed in 2003, had been imported from Canada into the State of Washington. The second, a cow born and raised in Texas, was diagnosed in 2005. All three BSE-positive cattle were born before the BSE Feed Rule was promulgated in 1997, to prevent the spread of BSE in the U.S.

After BSE was first detected in the U.S. in December 2003, many foreign countries banned imports of U.S.-produced beef and beef products, including MBM. Tallow exports were briefly banned, but this initial ban was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. As of July 26, 2006, export markets for MBM containing U.S. beef material remain closed, even though many foreign markets have been reopened to boneless beef from U.S. cattle that are less than 30 months of age. Japan and South Korea were the largest former export markets for U.S. beef. On December 12, 2005, Japan permitted imports of meat from U.S. cattle less than 21 months of age but banned such imports on January 20, 2006 because one shipment contained vertebral column, in violation of the agreement between the U.S. and Japan. On July 27, 2006, Japan re-opened its market to U.S. beef from cattle 20 months of age and younger. South Korea has delayed a decision to permit U.S. beef imports pending further investigation into the most recent U.S. case of BSE.

Other Critical Issues and Challenges

•

Integration of the assets acquired in the Transaction will have a significant impact on the Company’s personnel and operations. Achieving the benefits of the Transaction will depend in part on the integration of the Company’s and NBP’s operations and personnel in a timely and efficient manner so as to minimize the risk that the Transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. The Company may be unable to successfully integrate NBP, including: the difficulties in integrating personnel, financial reporting and other systems used by NBP; failure of NBP’s operations to perform in accordance with the Company’s expectations; future goodwill impairment charges that the Company could incur with respect to the acquired assets of NBP; failure to achieve anticipated synergies between the Company’s business units and the business units of NBP; the loss of NBP’s raw material suppliers; and the loss of any of the key employees of NBP. If NBP’s operations do not operate as the Company anticipates, it could materially harm the Company’s business, financial condition and results of operations.

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

•

Energy prices for natural gas and diesel fuel are expected to remain high in 2006. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the second quarter of 2006 and represent an ongoing challenge to the Company’s operating results for future periods.

•

Avian influenza, or “Bird Flu,” a highly contagious disease that affects chickens and other poultry species, has recently spread throughout Asia and Europe at an unprecedented rate. Bird Flu is not a new disease, and while it does not currently exist in the U.S., slightly different strains of the disease have occurred in North America in the past. The USDA has developed safeguards to protect the U.S. poultry industry from Bird Flu. Such safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

These challenges indicate there can be no assurance that operating results of the Company in the second quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Summary of Key Factors Impacting Second Quarter 2006 Results:

Principal factors which contributed to a $3.9 million (72.2%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower finished product prices,
•	Higher natural gas and diesel fuel expenses, and
•	Higher legal expenses.

These decreases were partially offset by:

•	Higher raw material volume,
•	Improved recovery of collection expenses, and
•	Operating cost improvements.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the second quarter of Fiscal 2006 compared to average Jacobsen prices for the second quarter of Fiscal 2005 follow:

	Avg. Price 2nd Quarter 2006	Avg. Price 2nd Quarter 2005	Increase/ (Decrease)	% Change
MBM (Illinois)	$146.86 /ton	$202.64 /ton	($55.78 /ton)	(27.5%)
MBM (California)	$124.17 /ton	$181.48 /ton	($57.31 /ton)	(31.6%)
BFT (Chicago)	$ 14.57 /cwt	$ 19.55 /cwt	($4.98 /cwt)	(25.5%)
YG (Illinois)	$ 10.77 /cwt	$ 15.40 /cwt	($4.63 /cwt)	(30.1%)

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, and used restaurant cooking oil to principally produce finished products of MBM, BFT, YG and hides. Sales are significantly affected by finished goods prices, quality and mix of raw material and volume of raw material.

During the second quarter of Fiscal 2006, net sales increased by $5.9 million (7.3%) to $87.2 million as compared to $81.3 million during the second quarter of Fiscal 2005. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Net sales due to acquisition	$ 28.8	$ 1.4	$ —	$ 30.2
Higher raw material volume	3.1	(0.6)	—	2.5
Improved recovery of collection expense	1.0	0.7	—	1.7
Higher yields on production	0.6	(0.2)	—	0.4
Lower finished goods prices	(17.0)	(5.1)	—	(22.1)
Purchase of finished product for resale	(2.8)	(0.7)	—	(3.5)
Other sales increases/(decreases)	(3.0)	(0.3)	—	(3.3)
Product transfers	(3.5)	3.5	—	—
	$ 7.2	$ (1.3)	$ —	$ 5.9

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

During the second quarter of Fiscal 2006, cost of sales and operating expenses increased $6.1 million (9.7%) to $68.8 million as compared to $62.7 million during the second quarter of Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 26.0	$ 0.6	$ —	$ 26.6
Higher energy costs, primarily natural gas and diesel fuel	0.7	0.2	—	0.9
Higher raw material volume	0.8	(0.1)	—	0.7
Plant repair and maintenance	0.5	—	—	0.5
Payroll and related benefits	—	0.4	(0.2)	0.2
Lower raw material prices	(12.6)	(3.8)	—	(16.4)
Purchases of finished product for resale	(2.8)	(0.7)	—	(3.5)
Other expenses	(2.8)	(0.1)	—	(2.9)
Product transfers	(3.5)	3.5	—	—
	$ 6.3	$ —	$ (0.2)	$ 6.1

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.8 million during the second quarter of Fiscal 2006, a $2.5 million increase (26.9%) from $9.3 million during the second quarter of Fiscal 2005. The increase was primarily due to increased costs due to the Transaction, and higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 0.6	$ —	$ 0.7	$ 1.3
Payroll and related benefits	—	0.1	0.5	0.6
Higher legal expense	—	—	0.6	0.6
Higher audit fees	—	—	0.1	0.1
Other expense increases	—	—	(0.1)	(0.1)
	$ 0.6	$ 0.1	$ 1.8	$ 2.5

Depreciation and Amortization. Depreciation and amortization charges were $5.0 million during the second quarter of Fiscal 2006, an increase of $1.2 million from $3.8 million during the second quarter of Fiscal 2005. The increase is primarily due to the acquisition of assets from NBP and the increase in capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $1.8 million during the second quarter of Fiscal 2006 compared to $1.6 million during the second quarter of Fiscal 2005, a increase of $0.2 million, primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other expense was $4.8 million in the second quarter of Fiscal 2006, an increase of $5.3 million as compared to other income of $0.5 million in the second quarter of Fiscal 2005. The increase in other expense in the second quarter of Fiscal 2006 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write off deferred loan costs	$ —	$ —	$ 2.6	$ 2.6
Subordinated debt prepayment fees	—	—	1.9	1.9
Other	—	—	0.4	0.4
Decrease in gain on disposal of assets	—	—	0.3	0.3
Decrease in interest income	—	—	0.1	0.1
	$ —	$ —	$ 5.3	$ 5.3

The decrease in gain on sale of assets was primarily the result of the gain on the sale of the Matamoras, Pennsylvania property that occurred during the first half of Fiscal 2006 amounting to less than the gain recognized on the sale of two properties sold during the first half of Fiscal 2005. In addition, interest income decreased by $0.1 million in the second quarter of 2006 as a result of less cash investment on the balance sheet.

During the second quarter of 2006 the Company retired its subordinated debt and incurred charges of $1.9 million for prepayment fees and $1.1 million to write off deferred loan costs. In addition, during the second quarter of 2006 the Company entered into a new revolving credit facility which resulted in a charge of $1.5 million to write off deferred loan costs related to the previous revolving credit facility.

Income Taxes. The Company recorded income tax benefit of $1.8 million for the second quarter of Fiscal 2006, compared to income tax expense of $1.6 million recorded in the second quarter of Fiscal 2005, a decrease of $3.4 million, primarily due to the decreased pre-tax earnings of the Company in Fiscal 2006. The effective tax rate for Fiscal 2006 is 36.8% compared to 36.3% for Fiscal 2005, which is different from the statutory rate primarily due to state taxes.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the second quarter of Fiscal 2005.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Summary of Key Factors Impacting the First Six Months of Fiscal 2006 Results:

Principal factors which contributed to a $4.8 million (58.5%) decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower finished product prices,
•	Higher natural gas and diesel fuel expense,
•	Higher legal expense, and
•	Higher plant repair and maintenance expenses.
These decreases were partially offset by:
•	Higher raw material volume,
•	Improved recovery of collection expense, and
•	Operating cost improvements.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the first six months of Fiscal 2006 compared to average Jacobsen prices for the first six months of Fiscal 2005 follow:

	Avg. Price Six Months 2006	Avg. Price Six Months 2005	Decrease	% Decrease
MBM (Illinois)	$158.13 /ton	$177.82 /ton	($19.69 /ton)	(11.1%)
MBM (California)	$119.45 /ton	$156.44 /ton	($36.99 /ton)	(23.6%)
BFT (Chicago)	$ 15.50 /cwt	$ 18.30 /cwt	($2.80 /cwt)	(15.3%)
YG (Illinois)	$ 11.74 /cwt	$ 14.95 /cwt	($3.21 /cwt)	(21.5%)

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, and used restaurant cooking oil to principally produce finished products of MBM, BFT, YG and hides. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material.

During the first six months of Fiscal 2006, net sales increased by $11.0 million (7.2%) to $163.6 million as compared to $152.6 million during the first six months of Fiscal 2005. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Net sales due to acquisition	$ 28.8	$ 1.4	$ —	$ 30.2
Higher raw material volume	3.9	(0.5)	—	3.4
Improved recovery of collection expense	1.8	1.4	—	3.2
Higher yields on production	0.8	(0.1)	—	0.7
Lower finished goods prices	(16.4)	(5.3)	—	(21.7)
Other sales decreases	(3.1)	(0.3)	—	(3.4)
Purchase of finished product for resale	(0.3)	(1.1)	—	(1.4)
Product transfers	(7.2)	7.2	—	—
	$ 8.3	$ 2.7	$ —	$ 11.0

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

During the first six months of Fiscal 2006, cost of sales and operating expenses increased $10.7 million (9.0%) to $129.5 million as compared to $118.8 million during the first six months of Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost due to acquisition	$ 26.0	$ 0.6	$ —	$ 26.6
Higher energy costs, primarily natural gas and diesel fuel	2.2	0.7	(0.2)	2.7
Plant repair and maintenance	1.2	(0.1)	—	1.1
Higher raw material volume	1.0	(0.1)	—	0.9
Payroll and related benefits	0.1	0.8	(0.5)	0.4
Lower raw material prices	(13.1)	(4.1)	—	(17.2)
Other expenses	(2.5)	0.2	—	(2.3)
Purchases of finished product for resale	(0.4)	(1.1)	—	(1.5)
Product transfers	(7.2)	7.2	—	—
	$ 7.3	$ 4.1	$ (0.7)	$ 10.7

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.5 million during the first six months of Fiscal 2006, a $3.5 million increase (19.4%) from $18.0 million during the first six months of Fiscal 2005. The increase was primarily due to increased costs due to the Transaction, higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as well as higher audit fees, payroll and other, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 0.6	$ —	$ 0.7	$ 1.3
Higher legal expense	—	—	1.2	1.2
Higher audit fees	—	—	0.4	0.4
Other expense increases	—	0.2	—	0.2
Payroll and related benefits	—	0.1	0.3	0.4
	$ 0.6	$ 0.3	$ 2.6	$ 3.5

Depreciation and Amortization. Depreciation and amortization charges increased $1.6 million (21.1%) to $9.2 million during the first six months of Fiscal 2006 as compared to $7.6 million during the first six months of Fiscal 2005. The increase is primarily due to the acquisition of assets from NBP and increased capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $3.3 million during the first six months of Fiscal 2006 compared to $3.2 million during the first six months of Fiscal 2005, an increase of $0.1 million, primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other expense was $4.5 million in the first six months of Fiscal 2006, a $5.2 million increase in expense as compared to other income of $0.7 million in first six months of Fiscal 2005. The increase in other expense in the first six months of Fiscal 2006 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write off of deferred loan costs	$ —	$ —	$ 2.6	$ 2.6
Subordinated debt prepayment fees	—	—	1.9	1.9
Decrease in gain on disposal of assets	—	—	0.4	0.4
Increase in other expense	—	—	0.4	0.4
Increase in interest income	—	—	(0.1)	(0.1)
	$ —	$ —	$ 5.2	$ 5.2

The decrease in gain on sale of assets was primarily the result of the gain on the sale of the Matamoras, Pennsylvania property that occurred during the first half of Fiscal 2006 amounting to less than the gain recognized on the sale of two properties sold during the first half of Fiscal 2005. In addition, interest income decrease by $0.1 million during the first half of 2006 as a result of less cash investment on the balance sheet.

During the second quarter of 2006, the Company retired its subordinated debt and incurred charges of $1.9 million for prepayment fees and $1.1 million to write off deferred loan costs. In addition, the Company entered into a new revolving credit facility during the second quarter of 2006 which resulted in a charge of $1.5 million to write off deferred loan costs related to the previous revolving credit facility.

Income Taxes. The Company recorded income tax benefit of $1.6 million for the first six months of Fiscal 2006, compared to income tax expense of $2.0 million recorded in the first six months of Fiscal 2005, a decrease of $3.6 million, primarily due to the decreased pre-tax earnings of the Company in Fiscal 2006. The effective tax rate for Fiscal 2006 is 36.7% compared to 35.8% for Fiscal 2005, which is different from the statutory rate primarily due to state taxes.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the first six months of Fiscal 2005.

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
•

The Credit Agreement has a term loan facility that allows the Company to borrow up to $50.0 million. As of July 1, 2006, the Company has borrowed all $50.0 million under the term loan facility which provides for scheduled amortization payments of $1.25 million, due each quarter over a six-year term ending April 7, 2012.

•

The Credit Agreement bears interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus ½ of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

•

The Credit Agreement provided sufficient liquidity to complete the proposed Transaction, which the Company closed in the second quarter of 2006, and to retire the Company’s senior subordinated notes. Additionally, the Credit Agreement has an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock (all of which are subject to the terms of the Credit Agreement) than the Company’s prior credit facility.

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

On December 31, 2003, the Company issued senior subordinated notes in the amount of $35.0 million. On June 1, 2006, the Company retired the senior subordinated notes using money available under the Credit Agreement and incurred charges of $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

The Company’s Credit Agreement consists of the following elements at July 1, 2006 (in thousands):

Credit Agreement:
Term Loan	$ 50,000
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	49,000
Letters of credit issued	18,891
Availability	$ 57,109

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Darling National”), and are secured by substantially all of the property of the Company and Darling National, including a pledge of all equity interests in Darling National. As of July 1, 2006, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying July 1, 2006 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On July 1, 2006, the Company had working capital of $19.3 million and its working capital ratio was 1.37 to 1 compared to working capital of $40.4 million and a working capital ratio of 1.95 to 1 on December 31, 2005. At July 1, 2006, the Company had unrestricted cash of $5.7 million and funds available under the revolving credit facility of $57.1 million, compared to unrestricted cash of $36.0 million and funds available under the revolving credit facility of $35.1 million at December 31, 2005.

Net cash provided by continuing operating activities was $7.1 million and $5.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively, an increase of $1.6 million, primarily due to $5.8 million less in pension contributions made by the Company in Fiscal 2006 as compared to the prior year and changes in operating assets and liabilities, which includes an increase in accounts receivable of $2.5 million and an increase in prepaid expenses of $2.1 million that more than offset the decrease in earnings of $6.5 million. Cash used by investing activities was $85.3 million for the first six months of Fiscal 2006, compared to $6.6 million for the first six months of Fiscal 2005, an increase of $78.7 million, primarily due to $79.9 million in cash used for the acquisition of substantially all of the assets of NBP in the second quarter of Fiscal 2006. Net cash provided by financing activities was $47.9 million for the six months ended July 1, 2006, compared to net cash used by financing activities of $3.8 million for the six months ended July 2, 2005, an increase of cash provided of $51.7 million, principally due to borrowing related to the acquisition of NBP in the second quarter of Fiscal 2006.

The Company made capital expenditures of $5.6 million during the first six months of Fiscal 2006, compared to capital expenditures of $7.5 million in the first six months of Fiscal 2005, for a net decrease of $1.9 million primarily due to less expenditures in Fiscal 2006 on two major projects at the Fresno, California and Wahoo, Nebraska facilities that were identified over normal maintenance and compliance capital expenditures in Fiscal 2005. Capital expenditures related to compliance with environmental regulations were $0.2 million and $1.2 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

The Company expects over the next several quarterly reporting periods that the Company will incur additional costs to integrate the assets of NBP. These additional costs could be significant, but the Company does not know what these costs will be at this time.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at July 1, 2006, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

On April 7, 2006, the Company repaid the balance on the term loan facility under the old senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during the first six months of Fiscal 2006, the Company has accrued approximately $6.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at July 1, 2006. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make $0.3 million in payments in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Company has the ability to burn alternative fuels at the plants to help manage the Company’s exposure to high natural gas prices. During the first half of 2006, the Company was using alternative fuels at some of the plants that have the ability to burn alternative fuels due to high natural gas costs. The Company expects to continue to burn alternative fuels at these plants in future periods as long as natural gas prices remain high.

The Company’s management believes that cash flows from operating activities consistent with the current level in Fiscal 2006, unrestricted cash, and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance related capital expenditures through the term of the new facility. Numerous factors could have consequences to the Company that cannot be known at this time, such as: any additional occurrence of BSE in the U.S. or elsewhere; the occurrence of Bird Flu in the U.S.; further reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified BSE or Bird Flu regulations); and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2006 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first half of Fiscal 2006 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures and/or acquisitions, investments in response to governmental regulations relating to BSE or other regulations, unforeseen problems relating to the integration of NBP, and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, and/or higher operating costs.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at July 1, 2006 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$ 99,015	$ 5,015	$ 10,000	$59,000	$ 25,000
Operating lease obligations	37,097	7,764	12,484	6,726	10,123
Estimated accrued interest payable	30,877	7,369	13,654	9,375	479
Purchase commitments	6,013	6,013	–	–	–
Pension funding obligation (a)	518	282	236	–	–
Other long-term liabilities	555	242	313	–	–
Total	$174,075	$26,685	$36,687	$75,101	$35,602

(a)

Pension funding requirements are determined annually, based upon a third party actuarial estimate. The Company expects to make approximately $0.3 million in payments to meet minimum pension funding requirements in the next one-year period. The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $17.0 million at July 1, 2006.

The Company’s off-balance sheet contractual obligations and commercial commitments as of July 1, 2006 relate to operating lease obligations, letters of credit, forward purchase agreements and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at July 1, 2006.

Other commercial commitments:
Standby letters of credit	$ 18,891
Total other commercial commitments:	$ 18,891

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $6.0 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 1, 2006. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2006, in accordance with accounting principles generally accepted in the United States.

Based upon the underlying lease agreements, the Company expects to pay approximately $7.8 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at July 1, 2006. This amount includes amounts related to the acquisition of NBP. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

Accounts Receivable and Allowance for Doubtful Accounts

In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company. These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers. The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, aging of trade accounts receivable, and interest rates, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivable as it comes due, additional allowance for doubtful accounts may be required. Accounts receivable was approximately $35.6 million and $25.9 million, and the allowance for doubtful accounts were approximately $1.4 million and $0.7 million, at July 1, 2006 and December 31, 2005, respectively. The increase in the accounts receivable balance and the allowance for doubtful accounts is primarily due to the acquisition of substantially all of the assets of NBP.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, calculated based upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $16.5 million and $6.6 million at July 1, 2006 and December 31, 2005, respectively. This increase in the inventory balance is primarily due to the acquisition of substantially all of the assets of NBP.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $7.1 million and $5.6 million, for the six months ended July 1, 2006 and July 2, 2005, respectively. Beginning in the third quarter of 2006 and going forward, the Company expects depreciation expense to increase significantly as compared to historical amounts, primarily due to the acquisition of substantially all of the assets of NBP.

The Company’s intangible assets, including permits, routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Intangible asset amortization expense was approximately $2.1 million and $2.0 million for the six months ended July 1, 2006 and July 2, 2005, respectively. Beginning in the third quarter of 2006 and going forward, the Company expects intangible asset amortization expense to increase significantly as compared to historical amounts, primarily due to the acquisition of substantially all of the assets of NBP.

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

The net book value of property, plant and equipment was approximately $136.5 million and $85.2 million at July 1, 2006 and December 31, 2005, respectively. The net book value of intangible assets was approximately $36.1 million and $12.5 million at July 1, 2006 and December 31, 2005, respectively. The increase in property, plant and equipment, and intangible assets is primarily due to the acquisition of substantially all of the assets of NBP.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $72.6 million and $4.4 million at July 1, 2006 and December 31, 2005, respectively. The increase in goodwill is due to the acquisition of substantially all of the assets of NBP.

Accrued Medical Claims Liability

The Company provides a self-insured group health plan to its employees, which provides medical benefits to participating employees. The Company has employer’s stop loss insurance policies to cover individual claims in excess of $175,000 and $250,000 per employee per year. The amount charged to medical insurance expense includes claims paid during the year and includes estimates of liabilities for outstanding medical claims under the plan at the balance sheet date, based upon historical claims expense and historical claims submission information, and also includes an accrual for estimated severe illness claims, which is based upon the stop loss limit per employee and the number of employees filing those claims. If actual future medical claims by employees varies significantly from historical spending or if the actual timeliness of submission of those claims by medical care providers changes, the actual medical claims may vary from the estimated liability. The actual cost of providing medical care to severely ill employees and dependents may vary from estimates if the patient either recovers or dies. Accrued medical claims liability included in accrued expenses was approximately $3.8 million and $2.8 million at July 1, 2006 and December 31, 2005, respectively. The increase in the accrued medical claims balance is primarily due to the acquisition of substantially all of the assets of NBP.

Self Insurance, Environmental, and Legal Reserves

The Company’s workers compensation, auto, and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $17.5 million and $15.0 million at July 1, 2006 and December 31, 2005, respectively. The increase in the reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities is primarily due to the acquisition of substantially all of the assets of NBP.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan) who meet service and age requirements. Benefits are based principally on length of service and earnings patterns during the five years preceding retirement. Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator. Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments. Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets. These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control, or to predict with certainty.

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

The Company has recorded a minimum pension liability of approximately $17.0 million and $14.6 million at July 1, 2006 and December 31, 2005, respectively. The Company’s net pension cost was approximately $1.8 million and $1.6 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The increase in the minimum pension liability is primarily due to the acquisition of substantially all of the assets of NBP. Beginning in the third quarter of 2006 and going forward, the Company expects net periodic pension expense to increase, primarily due to the asset acquisition of NBP.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $14.5 million and $19.1 million at July 1, 2006 and December 31, 2005, respectively.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company recorded compensation expense related to stock options expense for the six months ended July 1, 2006 of approximately $0.3 million. Prior to adopting SFAS 123(R) the Company accounted for its stock options under APB Opinion No. 25 and related interpretations. Under the intrinsic-value method compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. Accordingly, the Company’s pro forma expense related to stock options granted for the six months ended July 2, 2005 was approximately $0.3 million.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. The interest rate swaps are subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company’s natural gas instruments are not subject to the requirements of SFAS No. 133, because the natural gas instruments qualify as normal purchases as defined in the standard. The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS No. 133. Under the terms of the swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.42%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. The second swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.415%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. At July 1, 2006, the fair value of the hedge assets is $0.2 million and is included in non-current other assets on the balance sheet.

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

Remediation of Material Weakness in Internal Control

As reported in the Company’s 2005 Annual Report, management identified the following material weakness related to accounting for state income taxes in the Company’s internal control over financial reporting as of December 31, 2005, which continued to exist as of April 1, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, the Company's policies and procedures did not provide for an effective review of state tax credits to ensure that it was probable that the related benefits would be sustained. In late 2004, the Company hired an outside consultant to examine its potential qualification for certain state tax credits. The outside consultant conducted an extensive review of state tax law and determined that the Company was entitled to substantial state tax credits in the State of California relating to the Company's activities in 2000 through 2004. Prior to recording these credits in the fourth quarter of 2005, the Company asked its outside tax advisor (which is a firm other than its independent registered public accounting firm, but is one of the "Big Four" accounting firms), to review the work conducted by, and the conclusions of, the outside consultant. The tax advisor agreed with the conclusions reached by the outside consultant. Consequently, the Company recorded the identified tax credits as an offset to its 2005 state income tax expense. Subsequently, in reviewing the Company's internal control over financial reporting, management concluded that the Company should have required additional substantiating documentation to ensure that it was probable that the benefits related to the recorded state tax credits would be sustained. Consequently, management determined that there was a material weakness in the Company's internal control over financial reporting related to accounting for state income taxes. As a result of this deficiency, there was a material error in state income tax expense in the Company's preliminary 2005 consolidated financial statements, and a more than remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected. The error in state income tax expense in the Company's preliminary 2005 consolidated financial statements was approximately $565,000. This error was corrected in the Company’s audited 2005 consolidated financial statements that were included in the Company’s 2005 Annual Report.

During the second quarter ending July 1, 2006, the Company instituted controls to remediate the control deficiency. These controls include a procedure to ensure that additional substantiating documentation related to any proposed state tax credits is obtained, and that this documentation and the computation of the credit has gone through internal and external reviews to ensure that it is probable that benefits related to a recorded credit will be sustained. We believe this remediation initiative is sufficient to eliminate the material weakness in internal controls over financial reporting discussed above. The Company’s management has undertaken additional procedures to ensure that the deficiency described above has had no impact on financial reporting for the period covered by this report or previous reports.

Changes in Internal Control Over Financial Reporting. Other than the remediation discussed above in this Item 4, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP. The Company is currently in the process of integrating these acquired assets and is conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. The impact of the acquisition of these acquired assets has not materially affected and is not likely to materially affect the Company's internal controls over financial reporting. However, as a result of the Company's integration activities, controls will be periodically changed. While these changes are in process, there can be no assurance that as of the end of its fiscal year the Company will meet the procedural standards required by its independent registered public accounting firm for an unqualified attestation. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. In addition, the Company expects the scope of management’s assessment as of the end of its fiscal year to exclude the Company's acquisition of substantially all of the assets of NBP, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003).

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2006

PART II: Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 4, 2006 were as follows:

The election of six directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For:	61,488,789	Against/Withheld:	119,683

O. Thomas Albrecht
For:	61,285,753	Against/Withheld:	322,719

Kevin S. Flannery (a)
For:	51,984,221	Against/Withheld:	9,624,251

Fredric J. Klink
For:	60,437,078	Against/Withheld:	1,171,394

Charles Macaluso
For:	61,565,099	Against/Withheld:	43,373

Michael Urbut
For:	61,487,389	Against/Withheld:	121,083

(a)	Kevin S. Flannery withdrew his candidacy effective April 28, 2006.

The matters voted upon at the special meeting of stockholders held on May 15, 2006 were as follows:

To approve and adopt the asset purchase agreement, dated December 19, 2005, by and among Darling, NBP and Darling National, and the transactions contemplated by the asset purchase agreement, including the issuance of shares of Darling International Inc. common stock in accordance with the asset purchase agreement.

For:	45,664,893	Against:	7,980	Abstain:	10,813

To approve one or more adjournments of the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the above proposal.

For:	38,629,960	Against:	1,317,476	Abstain:	5,736,250

Item 6. EXHIBITS

(a)	Exhibits
	10.1	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006, and incorporated herein by reference).
	10.2	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006, and incorporated herein by reference).
10.3

Amended and Restated Employment Agreement, dated as of February 28, 2006, by and among Darling International Inc., Darling National LLC and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).

10.4

Credit Agreement, dated as of April 7, 2006, by and among Darling International Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2006, and incorporated herein by reference).

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

DARLING INTERNATIONAL INC.

Date: August 10, 2006	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 10, 2006	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)