Form 10-K/A
period 2005-12-31
DARLING INTERNATIONAL INC
filed 2006-08-18
CIK 916540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

    We inadvertently (i) included the title of the applicable certifying officer and the name of the Company in the introductory line and (ii) omitted the language of paragraph 4(b) that refers to the certifying officer's responsibility for designing internal control over financial reporting, in the certifications of our principal executive officer and principal financial officer filed as Exhibit 31.1 and 31.2, respectively, attached to our Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "Form 10-K").

     In order to comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-K/A, we are (i) setting forth in this amendment the complete text of Item 15(a)(3) (Exhibits), as amended and (ii) amending and restating the certifications of our principal executive officer and principal financial officer, which are attached hereto as Exhibit 31.1 and 31.2, respectively.

     Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-K originally filed on March 16, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(3)	Exhibits.

Exhibit No.	Document

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

14	Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed March 26, 2004).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 2, 2006, and incorporated herein by reference).

23	Consent of KPMG LLP (filed as Exhibit 23 to the Company's Annual Report on Form 10-K filed March 16, 2006, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32

Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed as Exhibit 32 to the Company's Annual Report on Form 10-K filed March 16, 2006, and incorporated herein by reference).

The Exhibits are available upon request from the Company.

*	Management contract on compensatory plan.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By: /s/ John O. Muse
John O. Muse Executive Vice President - Finance and Administration
Date: August 18, 2006