Form 10-Q/A
period 2006-04-01
DARLING INTERNATIONAL INC
filed 2006-08-28
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

Explanatory Note

    We inadvertently (i) included the title of the applicable certifying officer and the name of the Company in the introductory line and (ii) omitted the language of paragraph 4(b) that refers to the certifying officer's responsibility for designing internal control over financial reporting, in the certifications of our principal executive officer and principal financial officer filed as Exhibit 31.1 and 31.2, respectively, attached to our Form 10-Q for the three months ended April 1, 2006, which was filed with the Securities and Exchange Commission ("SEC") on May 11, 2006 (the "Form 10-Q").

     In order to comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-Q/A, we are (i) setting forth in this amendment the complete text of Item 6 (Exhibits), as amended and (ii) amending and restating the certifications of our principal executive officer and principal financial officer, which are attached hereto as Exhibit 31.1 and 31.2, respectively.

     Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-Q originally filed on May 11, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-Q.

PART II:   Other Information

Item 6.   EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company (filed as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2006, and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date: August 28, 2006	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 28, 2006	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)

3