Form 10-Q/A
period 2006-07-01
DARLING INTERNATIONAL INC
filed 2006-08-28
CIK 916540

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

Explanatory Note

    We inadvertently (i) included the title of the applicable certifying officer and the name of the Company in the introductory line and (ii) omitted the language of paragraph 4(b) that refers to the certifying officer's responsibility for designing internal control over financial reporting, in the certifications of our principal executive officer and principal financial officer filed as Exhibit 31.1 and 31.2, respectively, attached to our Form 10-Q for the three months ended July 1, 2006, which was filed with the Securities and Exchange Commission ("SEC") on August 10, 2006 (the "Form 10-Q").

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

     Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-Q originally filed on August 10, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-Q.

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
32.0

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company (filed as Exhibit 32.0 to the Company's Quarterly Report on Form 10-Q filed August 10, 2006, and incorporated herein by reference).

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