Form 10-K/A
period 2005-12-31
DARLING INTERNATIONAL INC
filed 2006-10-19
CIK 916540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K/A
Amendment No. 2

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

Explanatory Note

Darling International Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to amend the Company's previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Original Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 14, 2006 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 18, 2006 (as so amended, the "Form 10-K"). The purpose of this Amendment No. 2 is to respond to a comment letter received from the staff of the SEC and to amend our disclosures in Item 7 and Item 8 for the reasons set forth below.

Except as described in this explanatory note, no other changes have been made to the Form 10-K, and this Amendment No. 2 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described in this explanatory note is unchanged and reflects the disclosures made previously in the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 7 and Item 8 is set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-K.

The only changes to the text in Item 7 of the Form 10-K are as follows:

•

The first paragraph under Income Taxes (page 30 of the Original Form 10-K) was amended to discuss the impact of the reduction in the Company's effective tax rate (as disclosed in Note 10 to the Company's financial statements) on its results of operations for fiscal 2005.

•

Accounts Receivable and Allowance for Doubtful Accounts and Accrued Medical Claims Liability were removed from the Company's discussion of critical accounting policies (pages 38 and 40, respectively, of the Original Form 10-K) as the Company has determined that these policies are not critical accounting policies.

The only changes to the text in Item 8 of the Form 10-K are as follows:

•

The second paragraph under Note 1(b)(12)-Use of Estimates (page 57 of the Original Form 10-K) was added to address the Company's policy with regard to its disclosure of reasonably possible loss contingencies in accordance with Statement of Financial Accounting Standards 5, as well as certain other standards.

•

The first paragraph under Note 1(b)(13)-Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (page 57 of the Original Form 10-K) was amended to provide the Company's disclosure policy with respect to complying with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

•

The last sentence of the third paragraph of Note 14-Contingencies (page 72 of the Original Form 10-K) was revised to make it clear that the likelihood is remote that any additional liability from the lawsuits and claims mentioned in such Note 14 that may not be covered by insurance would have a material effect on the Company's financial statements.

PART II

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

Income Taxes.    The Company recorded income tax expense of $3.2 million for Fiscal 2005, compared to income tax expense of $9.2 million recorded in Fiscal 2004, a decrease of $6.0 million (65.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2005. The effective tax rate of 29.3% for 2005 differed from the statutory rate of 34% primarily due to the reversal of approximately $700,000 in reserves for tax contingencies as a result of the expiration of the statute of limitations for such contingencies. The impact of state income taxes for 2005 of $0.4 million was offset by certain state tax credits recorded in 2005 of $0.3 million. The effective tax rate of 39.3% for 2004 differed from the statutory rate of 35% primarily due to state income taxes.

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

Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, self-insurance, environmental and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	23
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	24
Consolidated Balance Sheets -
December 31, 2005 and January 1, 2005	26
Consolidated Statements of Operations -
Three years ended December 31, 2005	27
Consolidated Statements of Stockholders’ Equity -
Three years ended December 31, 2005	28
Consolidated Statements of Cash Flows -
Three years ended December 31, 2005	29
Notes to Consolidated Financial Statements	30

Financial Statement Schedule:
II - Valuation and Qualifying Accounts -
Three years ended December 31, 2005	55

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2005

(in thousands, except share data)

                                     Common Stock                             Accumulated    Retained                    Total
                               ----------------------   Additional              Other       Earnings                  Stockholders'
                                  Number     $.01 par     Paid-In   Treasury    Compre-    (Accumulated   Unearned      Equity/
                                 of Shares     Value      Capital     Stock   hensive Loss   Deficit)    Compensation  (Deficit)
                                ----------   --------   ----------  --------  ------------  -----------  ------------  ------------

Balances at December 28, 2002    62,281,448    $  623     $ 74,747    $ (172)   $ (3,907)   $ (35,377)  $      -       $  35,914
                                ===========     =====      =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -       18,191           -         18,191

Minimum pension liability
   adjustment, net of tax                -         -             -         -      (1,269)           -           -         (1,269)
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -         16,922

Issuance of common stock         1,351,792        14         2,533         -           -            -           -          2,547

Preffered stock - accretion
   and accumulative dividends            -        -           (101)        -           -            -           -           (101)
                                ----------      -----      -------     -----     -------     --------    --------       --------

Balances at January 3, 2004     63,633,240     $  637     $ 77,179    $ (172)   $ (5,176)   $ (17,186)  $       -      $  55,282
                                ==========      =====      =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -       13,892           -         13,892

Minimum pension liability
  adjustment, net of tax                 -         -             -         -      (1,958)           -           -         (1,958)

Natural gas hedge derivative
   adjustment                            -         -             -         -        (197)           -           -           (197)
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -         11,737

Issuance of common stock           264,106         2           214         -           -            -           -            216
                                ----------     -----       -------     -----     -------     --------    --------       --------

Balances at January 1, 2005     63,897,346    $  639      $ 77,393    $ (172)   $ (7,331)   $  (3,294)  $       -      $  67,235
                                ==========     =====       =======     =====     =======     ========    ========       ========

Net income                               -         -             -         -           -        7,741           -          7,741

Minimum pension liability
  adjustment, net of tax                 -         -             -         -      (2,148)           -           -         (2,148)

Natural gas hedge
   derivative adjustment                 -         -             -         -         197            -           -            197
                                                                                                                        --------
Total comprehensive income               -         -             -         -           -            -           -          5,790

Issuance of restricted
   common stock                    489,150         5         1,923         -           -            -      (1,928)             -

Amortization of unearned
   compensation                          -         -             -         -           -            -         601            601

Issuance of common stock            50,914         -            54         -           -            -           -             54
                                ----------     -----       -------     -----     -------     --------    --------       --------

Balances at December 31, 2005   64,437,410    $  644      $ 79,370    $ (172)   $ (9,282)   $   4,447   $  (1,327)     $  73,680
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

If it is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that exist at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements, the Company will disclose the nature of the uncertainty and include an indication that it is at least reasonably possible that a change in the estimate will occur in the near term. If the estimate involves a loss contingency covered by FASB Statement No. 5, the disclosure will also include an estimate of the possible loss or range of loss or state that such an estimate cannot be made.

(13)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. For purposes of calculating impairment on long-lived operating assets, the Company estimates fair value of its long-lived assets at each plant based upon future undiscounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expense are evaluated and estimated as a component of the calculation of future undiscounted cash flows for each operating plant location. The estimates of fair value of the reporting units and of future undiscounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 31, 2005 and January 1, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $15.0 million and $13.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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
Date: October 19, 2006

INDEX TO EXHIBITS

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