Form 10-Q
period 2006-09-30
DARLING INTERNATIONAL INC
filed 2006-11-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes                  No     X

There were 80,854,053 shares of common stock, $0.01 par value, outstanding at November 2, 2006.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	September 30, 2006 (unaudited) and December 31, 2005

	Consolidated Statements of Operations (unaudited)	4
	Three and Nine Months Ended September 30, 2006 and October 1, 2005

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended September 30, 2006 and October 1, 2005

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	42

Item 4.	CONTROLS AND PROCEDURES	42

	PART II: OTHER INFORMATION

Item 1A.	RISK FACTORS	45

Item 6.	EXHIBITS	45

	Signatures	46

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(in thousands, except shares and per share data)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,151	$36,000
Restricted cash	484	2,349
Accounts receivable	35,046	25,886
Inventories	14,356	6,601
Prepaid expenses	6,527	6,231
Deferred income taxes	8,420	6,002
Assets held for sale	160	–
Other	147	6
Total current assets	71,291	83,075
Property, plant and equipment, less accumulated depreciation of $180,157 at September 30, 2006 and $173,271 at December 31, 2005	134,440	85,178
Collection routes, contracts and permits, less accumulated amortization of $36,374 at September 30, 2006 and $33,047 at December 31, 2005	34,882	12,469
Goodwill	72,221	4,429
Deferred loan costs	1,465	2,815
Other assets	2,305	2,806
	$316,604	$190,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,009	$5,026
Accounts payable, principally trade	14,808	12,264
Accrued expenses	31,469	25,341
Accrued interest	1,397	37
Total current liabilities	52,683	42,668
Long-term debt, net	88,750	44,502
Other non-current liabilities	25,560	27,372
Deferred income taxes	2,751	2,550
Total liabilities	169,744	117,092
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 80,854,053 and 64,437,410 shares issued and outstanding at September 30, 2006 and at December 31, 2005, respectively	809	644
Additional paid-in capital	149,683	79,370
Treasury stock, at cost; 21,000 shares at September 30, 2006 and December 31, 2005	(172)	(172)
Accumulated other comprehensive loss	(9,747)	(9,282)
Retained earnings	6,287	4,447
Unearned compensation	–	(1,327)
Total stockholders’ equity	146,860	73,680
	$316,604	$190,772

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months and nine months ended September 30, 2006 and October 1, 2005

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$115,229	$79,332	$278,860	$231,959
Costs and expenses:
Cost of sales and operating expenses	92,761	63,204	222,273	182,014
Selling, general and administrative expenses	12,424	8,111	33,928	26,158
Depreciation and amortization	5,682	3,812	14,864	11,390
Total costs and expenses	110,867	75,127	271,065	219,562
Operating income	4,362	4,205	7,795	12,397

Other income/(expense):
Interest expense	(2,022)	(1,534)	(5,324)	(4,707)
Other, net	138	216	(4,391)	891
Total other income/(expense)	(1,884)	(1,318)	(9,715)	(3,816)

Income/(loss) from continuing operations before income taxes	2,478	2,887	(1,920)	8,581
Income taxes (expense)/benefit	(677)	(966)	938	(3,002)
Income/(loss) from continuing operations	1,801	1,921	(982)	5,579

Income from discontinued operations, net of tax	-	69	-	81

Net income/(loss)	$1,801	$1,990	$(982)	$5,660

Basic and diluted income/(loss) per share:
Continuing operations	$0.02	$0.03	$(0.01)	$0.09
Discontinued operations	-	-	-	-
Total	$0.02	$0.03	$(0.01)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2006 and October 1, 2005

(in thousands)

(unaudited)

	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income/(loss)	$(982)	$5,660
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,864	11,390
Gain on disposal of property, plant, equipment and other assets	(139)	(540)
Write-off deferred loan costs	2,569	-
Deferred taxes	(1,825)	(1,063)
Stock-based compensation expense	1,228	–
Changes in operating assets and liabilities, net of effect of acquisition:
Restricted cash	1,865	24
Accounts receivable	4,528	2,359
Inventories and prepaid expenses	(867)	(2,466)
Accounts payable and accrued expenses	(7,247)	3,361
Accrued interest	1,360	(129)
Other	(15)	(1,871)
Net cash provided by discontinued operations	–	81
Net cash provided by operating activities	15,339	16,806
Cash flows from investing activities:
Capital expenditures	(8,224)	(14,480)
Acquisition of NBP, net of cash acquired	(80,007)	–
Intangible expenditures	–	(4)
Gross proceeds from disposal of property, plant and equipment and other assets	459	998
Net cash used by investing activities	(87,772)	(13,486)
Cash flows from financing activities:
Proceeds from debt	120,000	-
Payments on debt	(75,769)	(3,773)
Deferred loan costs	(1,612)	(35)
Contract payments	(112)	(70)
Issuance of common stock	29	48
Excess tax benefits from stock-based compensation	48	–
Net cash provided/(used) by financing activities	42,584	(3,830)
Net (decrease)/increase in cash and cash equivalents	(29,849)	(510)
Cash and cash equivalents at beginning of period	36,000	37,249
Cash and cash equivalents at end of period	$6,151	$36,739
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,593	$4,335
Income taxes, net of refunds	$794	$2,884

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

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

The accompanying consolidated financial statements for the three-month and nine-month periods ended September 30, 2006 and October 1, 2005 have been prepared in accordance with generally accepted accounting principles in the United States of America by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

(2)       Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 30, 2006, and include the 13 weeks and 39 weeks ended September 30, 2006, and the 13 weeks and 39 weeks ended October 1, 2005.

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

	Net Income/ (Loss) Per Common Share (in thousands, except per share data)
	Three Months Ended
		September 30,			October 1,
		2006			2005
	Income /(loss)	Shares	Per Share	Income	Shares	Per Share
Income/(loss) from continuing operations	$ 1,801	80,336	$ 0.02	$ 1,921	63,944	$ 0.03
Income/ (loss) from discontinued operations, net of tax	–	80,336	–	69	63,944	–

Basic:
Net Income/(loss)	$ 1,801	80,336	$ 0.02	$ 1,990	63,944	$ 0.03

Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of restricted stock		2,291			979
Less: Pro forma treasury shares		(1,081)			(368)

Diluted:
Net income/(loss)	$ 1,801	81,546	$ 0.02	$ 1,990	64,555	$ 0.03

	Nine Months Ended
		September 30,			October 1,
		2006			2005
	Income /(loss)	Shares	Per Share	Income	Shares	Per Share
Income/ (loss) from continuing operations	$ (982)	72,297	$ (0.01)	$ 5,579	63,922	$ 0.09
Income/ (loss) from discontinued operations, net of tax	–	72,297	–	81	63,922	–

Basic:
Net Income/(loss)	$ (982)	72,297	$ (0.01)	$ 5,660	63,922	$ 0.09

Effect of dilutive securities:
Add: Option shares in the money		–			956
Less: Pro forma treasury shares		–			(350)

Diluted:
Net income/(loss)	$ (982)	72,297	$ (0.01)	$ 5,660	64,528	$ 0.09

For the three months ended September 30, 2006 and October 1, 2005, respectively, 30,000 and 794,950 outstanding options were excluded from diluted income/(loss) per common share, and for the nine months ended September 30, 2006 and October 1, 2005, respectively, 1,701,810 and 794,950 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive.

For the nine months ended September 30, 2006 and October 1, 2005, respectively, 502,225 and zero shares of restricted were excluded from diluted income/(loss) per common share as the effect was antidilutive.

(d) Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006. As a result of adopting SFAS 123(R), for the three and nine months ended September 30, 2006, total stock option expense included in the Company’s statement of operations was approximately $0.1 million and $0.4 million, respectively, or $0.0 cents and $0.1 cents per share, respectively, on a basic and diluted basis, and the related tax impact was less than $0.1 million and $0.1 million, respectively. Total stock-based compensation recognized under SFAS 123(R) in the statement of operations for the three and nine months ended September 30, 2006 was approximately $0.4 million and $1.2 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.1 million and $0.4 million, respectively. For the three and nine months ended October 1, 2005, $0.3 million and $0.4 million, respectively, in equity-based compensation expense was recognized in the Company’s financial statements. The 2006 amounts relate to contingent shares issued as part of the acquisition of substantially all of the assets of NBP, as well as stock options and restricted stock granted under the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”). See below for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. Such tax deductions were insignificant for the three and nine months ended September 30, 2006.

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

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and income per share if the fair value-based method had been applied to all outstanding and vested awards for the three and nine months ended October 1, 2005 (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
	Amount	Amount
Reported net income	$ 1,990	$ 5,660
Add: Stock-based employee compensation expense included in reported net income, net of tax	174	249
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards,
net of tax	(336)	(676)
Pro forma net income	$ 1,828	$ 5,233
Earnings per share
Basic – as reported	$ 0.03	$ 0.09
Basic – pro forma	$ 0.03	$ 0.08

Diluted – as reported	$ 0.03	$ 0.09
Diluted – pro forma	$ 0.03	$ 0.08

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

The following is a summary of stock-based compensation granted during the year ended December 31, 2005 and the nine months ended September 30, 2006.

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

Incentive Stock Options. On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees other than the Named Executive Officers. The exercise price was equal to the fair market value at the grant date of $3.58 per share. These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

A summary of transactions for all stock options outstanding under the 2004 Plan follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 31, 2005	1,751,005	0.50-9.042	2.70
Granted	–	–	–
Exercised	(53,620)	0.50-1.81	0.53
Canceled/Forfeited	(23,000)	3.65-9.042	7.23
Options outstanding at September 30, 2006	1,674,385	0.50-8.667	2.71
Options exercisable at September 30, 2006	1,230,918	0.50-8.667	2.25

Restricted Stock Awards. On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 restricted stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities. On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted 11,950 restricted stock awards to the Executive Vice President of Sales and Services. These restricted stock awards contain vesting periods of four to six years from date of issuance. The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years. For the nine months ended September 30, 2006, the Company recorded $0.5 million as compensation expense.

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

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the third business day after the Company releases its earnings for its prior completed fiscal year, beginning with the earnings release for Fiscal 2005 (the "Date of Award"). The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's Board of Directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan). On March 21, 2006, the Company issued 21,925 shares of restricted stock to the non-employee directors under the Director Restricted Stock Plan. For the nine months ended September 30, 2006, the Company recorded $0.1 million as compensation expense under the Director Restricted Stock Plan.

On March 9, 2006, the Company’s board of directors approved a $650,000 bonus payable to certain members of management upon completion of the acquisition of substantially all of the assets of NBP. The board of directors also approved the contingent issuance of 296,500 shares of common stock to certain members of management upon completion of the NBP acquisition. The contingent shares had a fair value of approximately $0.6 million at date of grant. Such shares will be issued only if the Company’s average stock price for the 90-day period ending on the last day of the thirteenth full consecutive month following the NBP acquisition equals or exceeds the price per share that is determined by dividing $70.5 million by the number of shares of Company stock issued at the closing of the NBP acquisition. During the three and nine months ended September 30, 2006 the Company recorded expense of approximately $0.1 million and $0.2 million, respectively, related to the contingent shares.

A summary of the Company’s Stock Awards now outstanding under the 2004 Plan follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2005	489,150	$ 3.94
Restricted shares granted	21,925	4.56
Restricted shares where the restriction lapsed	(4,385)	4.56
Restricted shares forfeited/canceled	—	—
Stock awards outstanding September 30, 2006	506,690	$ 3.96

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50-$2.00	633,435	5.4 yrs	$1.10	633,435	$1.10
$2.01-$4.00	549,850	7.7 yrs	3.10	365,783	2.73
$4.01-$7.00	461,100	8.3 yrs	4.10	201,700	4.08
$7.01-$8.667	30,000	1.3 yrs	8.02	30,000	8.02
$0.50-$8.667	1,674,385	6.9 yrs	$2.71	1,230,918	$2.25

The fair value of each stock-option granted under the Company’s 2004 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended		Nine Months Ended
Weighted Average	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Risk-free interest rate	N/A	N/A	N/A	3.9%
Expected life	N/A	N/A	N/A	5.9 years
Expected volatility	N/A	N/A	N/A	55.0%
Fair value of options granted	N/A	N/A	N/A	$ 2.04

For the nine months ended September 30, 2006 and October 1, 2005, the amount of cash received from the exercise of options and the related tax benefits was insignificant. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was less than $0.1 million and $0.2 million, respectively, and for the three and nine months ended October 1, 2005 was less than $0.1 million and $0.1 million, respectively. The fair value of shares vested for the three and nine months ended September 30, 2006 was approximately $0.2 million and $0.6 million, respectively, and for the three and nine months ended October 1, 2005 was approximately $0.3 million and $0.4 million, respectively. At September 30, 2006, the aggregate intrinsic value of options outstanding was approximately $2.6 million and the aggregate intrinsic value of options exercisable was approximately $2.5 million. The weighted average contractual life of the options currently exercisable is 6.3 years at September 30, 2006. The expected lives are computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.

At September 30, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding non-vested options and restricted stock is expected to be recognized as follows (in thousands):

Year	Amount
2006	$ 358
2007	1,045
2008	402
2009	16
$ 1,821

(e) Statement of Cash Flows

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. The statement of cash flows has been revised for the nine months ended October 1, 2005 to reconcile net income of $5.66 million rather than income from continuing operations of $5.58 million to net cash provided by operating activities.

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

As a result of the Transaction, effective May 15, 2006 the Company began including the operations of NBP into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Transaction had occurred on January 2, 2005 for the periods presented (unaudited) (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$125,772	$352,217	$374,425
Income from continuing operations	4,082	3,105	14,431
Net income	4,151	3,105	14,512
Earnings per share
Basic and diluted	$ 0.05	$ 0.04	$ 0.18

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

The estimated purchase price for the Transaction totaled $150.5 million and is comprised of $70.9 million in cash (before transaction costs and expenses), additional cash consideration of $2.8 million for working capital (subject to final working capital adjustment), estimated transaction costs of $6.3 million and the issuance of approximately 16.3 million shares of Darling common stock valued at $70.5 million. The asset purchase agreement contains a true-up adjustment in which additional shares (“Contingent Shares”) may be issuable to NBP based on Darling’s stock price for an average of 90 days ending on the last day of the 13th month following the date of closing (the “True-up Market Price”). To the extent the True-up Market Price exceeds $4.31, no Contingent Shares will be issuable. If the True-up Market Price is less than $4.31, the number of Contingent Shares issuable is determined by dividing the “Value Gap” by the greater of $3.60 and the True-up Market Price.

The Value Gap is determined by multiplying the number of shares issued at closing by the excess of (i) $4.31 over (ii) the greater of the True-up Market Price and $3.60. Only holders of shares that were issued at closing and have not been transferred (except by gift or into trust) as of the date used to calculate the True-up Market Price will be eligible to receive Contingent Shares.

The price of Darling’s common stock on September 30, 2006 did not exceed $4.31, which results in a current estimated Value Gap. However, the Value Gap used to calculate the Contingent Shares will not be known until the True-up Market Price is determined. In accordance with EITF 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination , the value of the Contingent Shares issued, if any, will be recorded in stockholders’ equity.

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

The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed as of May 15, 2006 (in thousands):

Accounts receivable, net	$ 13,688
Inventory, net	7,184
Other current assets	135
Deferred tax asset	1,506
Identifiable intangibles	25,740
Property and equipment	52,920
Goodwill	67,792
Accounts payable	(7,836)
Accrued expenses	(8,083)
Deferred tax liability	(1,114)
Other liabilities assumed	(1,425)
Total estimated purchase price	$150,507

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At September 30, 2006 and December 31, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $17.0 million and $15.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Rendering:
Trade	$ 82,592	$ 48,979	$ 188,507	$ 146,548
Intersegment	17,260	5,444	31,906	17,211
	99,852	54,423	220,413	163,759
Restaurant Services:
Trade	32,637	30,353	90,353	85,411
Intersegment	1,835	3,005	7,967	7,728
	34,472	33,358	98,320	93,139
Eliminations	(19,095)	(8,449)	(39,873)	(24,939)
Total	$ 115,229	$ 79,332	$ 278,860	$ 231,959

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Rendering	$ 9,021	$ 5,329	$ 19,644	$ 16,805
Restaurant Services	2,920	3,424	8,938	11,752
Corporate	(8,118)	(5,298)	(24,240)	(18,271)
Interest expense	(2,022)	(1,534)	(5,324)	(4,707)
Income/(loss) from continuing operations	$ 1,801	$ 1,921	$ (982)	$ 5,579

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

Business Segment Assets (in thousands):

	September 30, 2006	December 31, 2005
Rendering	$ 92,172	$ 55,574
Restaurant Services	21,124	17,828
Combined Rendering/Restaurant Services	109,838	57,866
Corporate	93,470	59,504
Total	$ 316,604	$ 190,772

(6)    Income Taxes

The Company has provided income taxes for the three and nine month period ended September 30, 2006 and October 1, 2005, based on its estimate of the effective tax rate for the entire 2006 and 2005 fiscal years. The effective tax rate differs from the statutory rate primarily due to state taxes. In addition, the Company’s tax rate has been favorably impacted by the release of tax reserves associated with state tax credits.

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

(7)       Financing

(a) Credit Agreement and Senior Credit Agreement

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 which replaces the prior senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. As of September 30, 2006, the Company has borrowed all $50.0 million under the term loan facility which provides for scheduled amortization payments of $1.25 million due each quarter over the six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the term loan facility under the Credit Agreement were used for the payment of a portion of the cash consideration for the acquisition of substantially all of the assets of NBP, and may also be used for the refinancing of certain existing indebtedness, including subordinated indebtedness. The proceeds of the revolving credit facility may be used for: (i) the payment of fees and expenses payable in connection with the Credit Agreement, a portion of the cash utilized in the acquisition of substantially all of the assets of NBP, and the repayment of indebtedness; (ii) financing the working capital needs of the Company and its subsidiaries; and (iii) other general corporate purposes. See Note 3 for further discussion regarding the acquisition of substantially all of the assets of NBP.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. At September 30, 2006 under the Credit Agreement, the interest rate for the $48.75 million term loan that was outstanding was based on LIBOR plus a margin of 1.75% per annum for a total of 7.125% per annum. The interest rate for $45.0 million of the revolving loan amount outstanding was based on LIBOR plus a margin of 1.75% per annum for a total of 7.20%. On April 7, 2006, the Company repaid the balance on the term facility under the old senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

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

The Company’s Credit Agreement, senior credit agreement and senior subordinated notes consisted of the following components at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Credit and Senior Credit Agreements:
Term Loan	$ 48,750	$ 14,500
Revolving Credit Facility:
Maximum availability	$ 125,000	$ 50,000
Borrowings outstanding	45,000	––
Letters of credit issued	18,891	14,872
Availability	$ 61,109	$ 35,128
Senior Subordinated Notes Payable:	$ ––	$ 35,000

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National. As of September 30, 2006, the Company was in compliance with all the covenants contained in the Credit Agreement.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS No. 133. Under the terms of the swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts which bear interest, payable quarterly. One swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.42%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. The second swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.415%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. At September 30, 2006, the fair value of the interest swap agreement is $0.8 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive income.

A summary of the derivative adjustments recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the three and nine months ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Derivative adjustment included in accumulated other comprehensive loss/(gain) at beginning of period	$ (130)	$ –	$ –	$ 319
Net change arising from current period hedging transactions (a)	585	–	455	(133)
Reclassifications into earnings	10	–	10	(186)
Accumulated other comprehensive loss	$ 465	$ –	$ 465	$ –

(a)

Reported as accumulated other comprehensive loss of approximately $1.0 million and $0.8 million recorded net of taxes of approximately $0.4 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

A summary of the gains and losses recognized in earnings during the three and nine months ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Loss to operating expenses related to natural gas swap agreements (effective portion)	$ –	$ –	$ –	$ 187
Loss/(gain) to interest expense related to interest rate swap agreements (effective portion)	(10)	–	(10)	–
Loss/(gain) to other expenses related to net change arising from current period hedging transactions	–	–	–	(1)
Total reclassifications into earnings	$ (10)	$ –	$ (10)	$ 186

Gains and losses reported in accumulated other comprehensive income/(loss) are reclassified into earnings upon the occurrence of the hedged transactions (accrual of interest expense and purchase of natural gas).

(9)    Comprehensive Income/(Loss)

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended September 30, 2006 and October 1, 2005, total comprehensive income was $1.2 million and $2.0 million, respectively. For the nine months ended September 30, 2006, and October 1, 2005, total comprehensive income/(loss) was $(1.4) million and $5.9 million, respectively.

(10)    Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month service is provided.

(11)    Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Hutchinson, KS	$ 135	$ –
Jacksonville, FL	25	–
	$ 160	$ –

Assets held for sale are carried at the lower of cost, less accumulated depreciation, or fair value. The assets are expected to be sold within the next twelve months and are classified as current assets. The Hutchinson, KS assets were previously utilized in rendering operations of NBP and were acquired in the Transaction.

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

Net pension cost for the three and nine months ended September 30, 2006 and October 1, 2005 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$ 602	$ 499	$ 1,767	$ 1,498
Interest cost	1,161	1,051	3,436	3,154
Expected return on plan assets	(1,290)	(1,094)	(3,821)	(3,284)
Amortization of prior service cost	36	35	106	106
Amortization of net loss	413	317	1,239	949
Net pension cost	$ 922	$ 808	$ 2,727	$ 2,423

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 30, 2006, the Company expects to make contributions of $0.5 million to meet funding requirements for its pension plans during the next twelve months.

(13)    New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify uncorrected misstatements using both the “rollover” and “iron curtain” methods, with adjustment required if either method results in a misstatement that is material. The Company has identified a $2.8 million overstatement of income tax liabilities. The Company has not been able to determine how such excess liabilities arose; however, the Company has determined that such liabilities were recorded prior to 2002. The Company had previously concluded that the $2.8 million misstatement was immaterial using the rollover method for evaluating misstatements. As a result of adopting SAB 108, the Company has corrected the misstatement by recording a cumulative effect adjustment to retained earnings at the beginning of Fiscal 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that we recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company estimates the impact of adopting SFAS 158 to be approximately $8.0 million, reflected as an increase in our pension liability with an offset to accumulated other comprehensive income, which will be offset by approximately $3.0 million for income taxes on the Company’s balance sheet, with no impact to our statements of operations or cash flows. SFAS 158 also requires us to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company does not expect the impact of the change in measurement date to have a material impact on the consolidated financial statements.

(14)    Subsequent Event

In June 2006, the Company was awarded damages as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants. At the time the damages were awarded, collectibility of such damages was uncertain; however on October 12, 2006, the Company entered into an agreement to sell its rights to such damages to a third party for $2.2 million in cash. The proposed transaction is expected to close in the fourth quarter of 2006, subject to confirmation of the awarded damages by a court of competent jurisdiction. Either party may terminate the sale agreement in the event that the awarded damages are not confirmed in their entirety. There can be no assurance that the sale agreement will be consummated or, if consummated, as to the timing thereof. If the transaction is consummated, the Company will record a gain upon receipt of the $2.2 million in proceeds.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the "Annual Report"), and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

Darling International Inc., a Delaware corporation (“Darling”), is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company’s operations are organized into two segments: Rendering and Restaurant Services. With the May 15, 2006 acquisition of substantially all of the assets of National By-Products, LLC, an Iowa limited liability company (“NBP”), the Company now processes such raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing As a result of the acquisition of substantially all of the assets of NBP (the “Transaction”), the Company’s second quarter results reflect seven weeks of contribution and the third quarter includes a complete quarter of results from the NBP assets. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

The major challenge faced by the Company during the third quarter of Fiscal 2006 was lower finished product prices. Overall, raw material volumes remained strong during the quarter, but finished product quality was challenged by the persistence of warmer than normal summer temperatures and product quality declined as a result. Additionally, the substantial growth of ethanol capacity in the United States is now producing feed products (distiller dried grain solids, or “DDG’s”), to be marketed against our finished products. As these new ethanol plants come online, short-term regional dislocations of our proteins are possible.

Operating income increased by $0.2 million in the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Third Quarter of 2006

•

The average price of the Company’s finished products was lower for most finished products during the third quarter of Fiscal 2006 compared to the same period in Fiscal 2005. Hot summer weather impacted finished product quality while other competing ingredients, namely DDG’s, continued to pressure protein prices. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

Summary of Critical Issues and Known Trends Faced by the Company in 2006 and Thereafter

Recent Developments Regarding Bovine Spongiform Encephalopathy (BSE):

•

On August 25, 2006, the USDA ended the enhanced BSE surveillance plan that began on June 1, 2004 and resulted in the detection of only two positive samples out of 787,711 cattle that were tested. The USDA concluded that the prevalence of BSE in the U.S. is extremely low with an incidence of less than 1 case per million adult cattle. Based on this statistic and following international standards, the agency developed an on-going or maintenance surveillance plan that was implemented on August 28, 2006. Only about 40,000 cattle per year will be tested under the on-going surveillance plan. The change from enhanced to on-going surveillance will reduce the average number of cattle tested each week from more than 6,000 head to fewer than 800 head. The plan to scale back on testing is expected to reduce future rendering revenues, but the impact of this reduction is not known at this time.

•

In 2005, the FDA proposed to amend 21 C.F.R. 589.2000, which banned the feeding of MBM derived from ruminants to cattle and other ruminant animals (“BSE Feed Rule”), by also prohibiting from the food or feed of all animals: (1) brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; (2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and (3) the entire carcass of cattle not inspected and passed for human consumption if the brain and spinal cord has not been removed (“Proposed Rule”). As a result of comments that were submitted to the docket during the public comment period, including data submitted by affected industries, the FDA commissioned new economic and environmental studies on the impact of finalizing the Proposed Rule. The time-line for completing and reviewing such studies make it unlikely that the Proposed Rule will be finalized in 2006. Other factors that may impact the need to finalize the Proposed Rule include: (1) the low prevalence of BSE in the U.S., and (2) re-opening of the Japanese, South Korean and other export markets for U.S. boneless beef that were lost because of BSE, even though all export markets remain closed to U.S. MBM derived from beef. Management will continue to monitor the Proposed Rule and other regulatory issues.

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

•

Energy prices for natural gas and diesel fuel are expected to remain high in 2006. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the third quarter of 2006 and represent an ongoing challenge to the Company’s operating results for future periods.

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

•

The Company’s restaurant service segment volume is down due to competition for restaurant grease that is being used in the production of bio-diesel. This represents a challenge for the Company’s management who is continuing to monitor the situation.

These challenges indicate there can be no assurance that operating results of the Company in the third quarter of Fiscal 2006 are indicative of future operating performance of the Company.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Summary of Key Factors Impacting Third Quarter 2006 Results:

Principal factors which contributed to a $0.2 million (4.8%) increase in operating income, which are discussed in greater detail in the following section, were:

•	The inclusion of the operations of NBP,
•	Higher raw material volumes, and
•	Improved recovery of collection expenses.

These increases were partially offset by:

•	Lower finished goods prices,
•	Lower yields on production,
•	Higher legal fees, and
•	Higher plant and maintenance repairs.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic locations which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the third quarter of Fiscal 2006 compared to average Jacobsen prices for the third quarter of Fiscal 2005 follow:

	Avg. Price 3rd Quarter 2006	Avg. Price 3rd Quarter 2005	Increase/ (Decrease)	% Change
MBM (Illinois)	$138.36 /ton	$165.86 /ton	($27.50 /ton)	(16.6%)
MBM (California)	$122.75 /ton	$156.05 /ton	($33.30 /ton)	(21.3%)
BFT (Chicago)	$ 16.73 /cwt	$ 15.92 /cwt	$0.81 /cwt	5.1%
YG (Illinois)	$ 11.29 /cwt	$ 13.07 /cwt	($1.78 /cwt)	(13.6%)

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

During the third quarter of Fiscal 2006, net sales increased by $35.9 million (45.3%) to $115.2 million as compared to $79.3 million during the third quarter of Fiscal 2005. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Net sales due to acquisition	$ 42.4	$ 2.5	$ —	$ 44.9
Higher raw material volume	1.9	(0.3)	—	1.6
Improved recovery of collection expense	0.8	0.6	—	1.4
Lower finished goods prices	(4.1)	(1.4)	—	(5.5)
Purchase of finished product for resale	(4.7)	(0.2)	—	(4.9)
Other sales increases/(decreases)	(1.1)	—	—	(1.1)
Lower yields on production	(0.1)	(0.4)	—	(0.5)
Product transfers	(1.4)	1.4	—	—
	$ 33.7	$ 2.2	$ —	$ 35.9

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

During the third quarter of Fiscal 2006, cost of sales and operating expenses increased $29.6 million (46.8%) to $92.8 million as compared to $63.2 million during the third quarter of Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 36.1	$ 1.5	$ —	$ 37.6
Plant repair and maintenance	0.5	0.1	—	0.6
Higher raw material volume	0.4	(0.2)	—	0.2
Payroll and related benefits	0.2	0.3	(0.3)	0.2
Purchases of finished product for resale	(4.7)	(0.2)	—	(4.9)
Lower raw material prices	(1.6)	(1.0)	—	(2.6)
Other expenses	(1.3)	0.2	—	(1.1)
Lower energy costs, primarily natural gas and diesel fuel	(0.4)	—	—	(0.4)
Product transfers	(1.4)	1.4	—	—
	$ 27.8	$ 2.1	$ (0.3)	$ 29.6

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.4 million during the third quarter of Fiscal 2006, a $4.3 million increase (53.1%) from $8.1 million during the third quarter of Fiscal 2005. The increase was primarily due to increased costs due to the Transaction, and higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 1.2	$ 0.2	$ 1.0	$ 2.4
Payroll and related benefits	—	0.2	0.7	0.9
Higher legal expense	—	—	0.7	0.7
Other expense increases	—	—	0.2	0.2
Higher audit fees	—	—	0.1	0.1
	$ 1.2	$ 0.4	$ 2.7	$ 4.3

Depreciation and Amortization. Depreciation and amortization charges were $5.7 million during the third quarter of Fiscal 2006, an increase of $1.9 million from $3.8 million during the third quarter of Fiscal 2005. The increase is primarily due to the acquisition of assets from NBP and the increase in capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $2.0 million during the third quarter of Fiscal 2006 compared to $1.5 million during the third quarter of Fiscal 2005, an increase of $0.5 million, primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other income was $0.1 million in the third quarter of Fiscal 2006, a decrease of $0.1 million as compared to other income of $0.2 million in the third quarter of Fiscal 2005. The decrease in other income in the third quarter of Fiscal 2006 is primarily due to reduced interest income from less cash investment on the balance sheet offset by increases in bank service fees and lower gain on sale of assets.

Income Taxes. The Company recorded income tax expense of $0.7 million for the third quarter of Fiscal 2006, compared to income tax expense of $1.0 million recorded in the third quarter of Fiscal 2005, a decrease of $0.3 million, primarily due to the decreased pre-tax earnings of the Company in Fiscal 2006. The effective tax rate for Fiscal 2006 is 27.3% compared to 33.5% for Fiscal 2005. The annualized effective rate for Fiscal 2006 is expected to be 33%, which excludes the employee hiring credits recognized for certain states in the second quarter 2006.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the third quarter of Fiscal 2005 which was not significant.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Summary of Key Factors Impacting the First Nine Months of Fiscal 2006 Results:

Principal factors which contributed to a $4.6 million (37.1%) decrease in operating income, which are discussed in greater detail in the following section, were:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established price publisher. These finished products are MBM, BFT, and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen prices because the Company’s finished products are delivered to multiple locations. Average Jacobsen prices (at the specified delivery point) for the first nine months of Fiscal 2006 compared to average Jacobsen prices for the first nine months of Fiscal 2005 follow:

	Avg. Price Nine Months 2006	Avg. Price Nine Months 2005	Decrease	% Decrease
MBM (Illinois)	$151.54 /ton	$174.02 /ton	($22.48 /ton)	(12.9%)
MBM (California)	$120.55 /ton	$156.31 /ton	($35.76 /ton)	(22.9%)
BFT (Chicago)	$ 15.91 /cwt	$ 17.51 /cwt	($1.60 /cwt)	(9.1%)
YG (Illinois)	$ 11.59 /cwt	$ 14.31 /cwt	($2.72 /cwt)	(19.0%)

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

During the first nine months of Fiscal 2006, net sales increased by $46.9 million (20.2%) to $278.9 million as compared to $232.0 million during the first nine months of Fiscal 2005. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Net sales due to acquisition	$ 64.2	$ 4.0	$ —	$ 68.2
Higher raw material volume	5.9	(1.0)	—	4.9
Improved recovery of collection expense	2.6	1.7	—	4.3
Higher yields on production	0.7	(0.5)	—	0.2
Lower finished goods prices	(16.2)	(7.0)	—	(23.2)
Purchase of finished product for resale	(5.1)	(1.3)	—	(6.4)
Other sales decreases	(1.4)	0.3	—	(1.1)
Product transfers	(8.6)	8.6	—	—
	$ 42.1	$ 4.8	$ —	$ 46.9

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

During the first nine months of Fiscal 2006, cost of sales and operating expenses increased $40.3 million (22.1%) to $222.3 million as compared to $182.0 million during the first nine months of Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost due to acquisition	$ 55.2	$ 2.1	$ —	$ 57.3
Higher energy costs, primarily natural gas and diesel fuel	1.9	0.7	(0.2)	2.4
Plant repair and maintenance	1.6	—	—	1.6
Higher raw material volume	1.4	(0.3)	—	1.1
Payroll and related benefits	0.2	1.1	(0.8)	0.5
Lower raw material prices	(10.5)	(5.5)	—	(16.0)
Purchases of finished product for resale	(5.1)	(1.3)	—	(6.4)
Other expenses	(1.1)	0.9	—	(0.2)
Product transfers	(8.6)	8.6	—	—
	$ 35.0	$ 6.3	$ (1.0)	$ 40.3

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.9 million during the first nine months of Fiscal 2006, a $7.7 million increase (29.4%) from $26.2 million during the first nine months of Fiscal 2005. The increase was primarily due to increased costs due to the Transaction, higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as well as higher audit fees, payroll and other, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Costs due to acquisition	$ 1.8	$ 0.2	$ 1.7	$ 3.7
Higher legal expense	—	—	1.9	1.9
Payroll and related benefits	(0.1)	0.3	1.0	1.2
Higher audit fees	—	—	0.5	0.5
Other expense increases	—	0.2	0.2	0.4
	$ 1.7	$ 0.7	$ 5.3	$ 7.7

Depreciation and Amortization. Depreciation and amortization charges increased $3.5 million (30.7%) to $14.9 million during the first nine months of Fiscal 2006 as compared to $11.4 million during the first nine months of Fiscal 2005. The increase is primarily due to the acquisition of assets from NBP and increased capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $5.3 million during the first nine months of Fiscal 2006 compared to $4.7 million during the first nine months of Fiscal 2005, an increase of $0.6 million, primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other expense was $4.4 million in the first nine months of Fiscal 2006, a $5.3 million increase in expense as compared to other income of $0.9 million in first nine months of Fiscal 2005. The increase in other expense in the first nine months of Fiscal 2006 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write off of deferred loan costs	$ —	$ —	$ 2.6	$ 2.6
Subordinated debt prepayment fees	—	—	1.9	1.9
Decrease in gain on disposal of assets	—	—	0.4	0.4
Increase in other expense	—	—	0.3	0.3
Decrease in interest income	—	—	0.1	0.1
	$ —	$ —	$ 5.3	$ 5.3

The decrease in gain on sale of assets was primarily the result of the gain on the sale of the Matamoras, Pennsylvania property that occurred during the first nine months of Fiscal 2006 amounting to less than the gain recognized on the sale of two properties sold during the first nine months of Fiscal 2005. In addition, interest income decrease by $0.1 million during the first half of 2006 as a result of less cash investment on the balance sheet.

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

Income Taxes. The Company recorded income tax benefit of $0.9 million for first nine months of Fiscal 2006, compared to income tax expense of $3.0 million recorded in the first nine months of Fiscal 2005, a decrease of $3.9 million, primarily due to the decreased pre-tax earnings of the Company in Fiscal 2006. The effective tax rate for Fiscal 2006 is 48.9% compared to 35.0% for Fiscal 2005, which is different from the federal statutory rate primarily due to state taxes and to employee hiring credits recognized for certain states.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in the first nine months of Fiscal 2005 which was not significant.

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

•

The Credit Agreement has a term loan facility that allows the Company to borrow up to $50.0 million. As of September 30, 2006, the Company has borrowed all $50.0 million under the term loan facility which provides for scheduled amortization payments of $1.25 million, due each quarter over a six-year term ending April 7, 2012.

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

The Company’s Credit Agreement consists of the following elements at September 30, 2006 (in thousands):

Credit Agreement:
Term Loan	$ 48,750
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	45,000
Letters of credit issued	18,891
Availability	$ 61,109

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Darling National”), and are secured by substantially all of the property of the Company and Darling National, including a pledge of all equity interests in Darling National. As of September 30, 2006, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying September 30, 2006 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On September 30, 2006, the Company had working capital of $18.5 million and its working capital ratio was 1.35 to 1 compared to working capital of $40.4 million and a working capital ratio of 1.95 to 1 on December 31, 2005. At September 30, 2006, the Company had unrestricted cash of $6.2 million and funds available under the revolving credit facility of $61.1 million, compared to unrestricted cash of $36.0 million and funds available under the revolving credit facility of $35.1 million at December 31, 2005.

Net cash provided by operating activities was $15.3 million and $16.8 million for the nine months ended September 30, 2006 and October 1, 2005, respectively, a decrease of $1.5 million, primarily due to a decrease in earnings of $6.6 million that was partially offset by changes in operating assets and liabilities, which included increases in accounts receivable of $2.2 million, an increase in inventories of $1.1 million and an increase in accrued interest of $1.5 million. Cash used by investing activities was $87.8 million for the first nine months of Fiscal 2006, compared to $13.5 million for the first nine months of Fiscal 2005, an increase of $74.3 million, primarily due to $80.0 million in cash used for the acquisition of substantially all of the assets of NBP in the second quarter of Fiscal 2006. Net cash provided by financing activities was $42.6 million for the nine months ended September 30, 2006, compared to net cash used by financing activities of $3.8 million for the nine months ended October 1, 2005, an increase of cash provided of $46.4 million, principally due to borrowing related to the acquisition of NBP in the second quarter of Fiscal 2006.

The Company made capital expenditures of $8.2 million during the first nine months of Fiscal 2006, compared to capital expenditures of $14.5 million in the first nine months of Fiscal 2005, for a net decrease of $6.3 million primarily due to less expenditures in Fiscal 2006 on two major projects at the Fresno, California and Wahoo, Nebraska facilities that were identified over normal maintenance and compliance capital expenditures in Fiscal 2005. Capital expenditures related to compliance with environmental regulations were $0.4 million and $1.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.

The Company expects over the next several quarterly reporting periods that the Company will incur additional costs to integrate the assets of NBP. These additional costs could be significant, but the Company does not know what these costs will be at this time.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at September 30, 2006, will be due during the next twelve months, consisting of scheduled installment payments of $1.25 million due each quarter.

On April 7, 2006, the Company repaid the balance on the term loan facility under the old senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during the first nine months of Fiscal 2006, the Company has accrued approximately $6.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance which are included in current accrued expenses at September 30, 2006. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in cost of health care, the pending number of claims, or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make $0.5 million in payments in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Company has the ability to burn alternative fuels at the plants to help manage the Company’s exposure to high natural gas prices. During the first nine months of 2006, the Company was using alternative fuels at some of the plants that have the ability to burn alternative fuels due to high natural gas costs. The Company expects to continue to burn alternative fuels at these plants in future periods as long as natural gas prices remain high. In addition, the Company will be looking in the fourth quarter to file with the government for the Alternative Fuel Mixture Tax Credit that started on October 1, 2006 for the use of alternative fuel mixtures related to the Company’s burning fat to fuel boilers. The Company will make the decision on whether to burn fat or natural gas based on their respective prices.

The Company’s management believes that cash flows from operating activities consistent with the current level in Fiscal 2006, unrestricted cash, and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance related capital expenditures through the term of the new facility. Numerous factors could have consequences to the Company that cannot be known at this time, such as: any additional occurrence of BSE in the U.S. or elsewhere; the occurrence of Bird Flu in the U.S.; further reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified BSE or Bird Flu regulations); and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2006 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of Fiscal 2006 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures and/or acquisitions, investments in response to governmental regulations relating to BSE or other regulations, unforeseen problems relating to the integration of NBP, and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup, and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. A disruption in international sales, a decline in commodities prices, or a rise in energy prices resulting from the recent war with Iraq and the subsequent political instability and uncertainty, has the potential to adversely impact the Company’s liquidity. There can be no assurance that a decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of those events, will not cause the Company to fail to meet management’s expectations, or otherwise result in liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at September 30, 2006 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$ 93,759	$ 5,009	$ 10,000	$55,000	$ 23,750
Operating lease obligations	37,203	7,669	11,974	5,475	12,085
Estimated interest payable	30,025	7,193	13,277	9,088	467
Purchase commitments	5,007	5,007	–	–	–
Pension funding obligation (a)	483	483	–	–	–
Other long-term liabilities	523	251	258	14	–
Total	$167,000	$25,612	$35,509	$69,577	$36,302

(a)

Pension funding requirements are determined annually, based upon a third party actuarial estimate. The Company expects to make approximately $0.5 million in payments to meet minimum pension funding requirements in the next one-year period. The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $15.4 million at September 30, 2006.

The Company’s off-balance sheet contractual obligations and commercial commitments as of September 30, 2006 relate to operating lease obligations, letters of credit, forward purchase agreements and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at September 30, 2006.

Other commercial commitments:
Standby letters of credit	$ 18,891
Total other commercial commitments:	$ 18,891

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $5.0 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 30, 2006. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during Fiscal 2006, in accordance with accounting principles generally accepted in the United States.

Based upon the underlying lease agreements, the Company expects to pay approximately $7.7 million in operating lease obligations during the next twelve months which are not included in liabilities on the Company’s balance sheet at September 30, 2006. This amount includes amounts related to the acquisition of NBP. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for fiscal year ended December 31, 2005.

Certain of the policies require management to make significant and subjective estimates or assumptions which may deviate from actual results. In particular, management makes estimates regarding valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, estimates of liability with respect to self-insurance, environmental, and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, calculated based upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. Such variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $14.4 million and $6.6 million at September 30, 2006 and December 31, 2005, respectively. This increase in the inventory balance is primarily due to the acquisition of substantially all of the assets of NBP.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years, and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $11.5 million and $8.5 million, for the nine months ended September 30, 2006 and October 1, 2005, respectively. Beginning in the third quarter of 2006 and going forward, the Company expects depreciation expense to increase significantly as compared to historical amounts, primarily due to the acquisition of substantially all of the assets of NBP.

The Company’s intangible assets, including permits, routes, raw material supply agreements and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; raw material supply agreements and non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Intangible asset amortization expense was approximately $3.3 million and $2.9 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. Beginning in the third quarter of 2006 and going forward, the Company expects intangible asset amortization expense to increase significantly as compared to historical amounts, primarily due to the acquisition of substantially all of the assets of NBP.

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

The net book value of property, plant and equipment was approximately $134.4 million and $85.2 million at September 30, 2006 and December 31, 2005, respectively. The net book value of intangible assets was approximately $34.9 million and $12.5 million at September 30, 2006 and December 31, 2005, respectively. The increase in property, plant and equipment, and intangible assets is primarily due to the acquisition of substantially all of the assets of NBP.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each plant location which has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of plant assets exceeds the estimated fair value of plant assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of plant assets at each plant, based upon future discounted net cash flows from use of those assets. In calculating such estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each operating plant location with recorded goodwill. The estimates of fair value of assets at these plant locations and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the plants with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those plants. Goodwill was approximately $72.2 million and $4.4 million at September 30, 2006 and December 31, 2005, respectively. The increase in goodwill is due to the acquisition of substantially all of the assets of NBP.

Self Insurance, Environmental, and Legal Reserves

The Company’s workers compensation, auto, and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary, and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $17.0 million and $15.0 million at September 30, 2006 and December 31, 2005, respectively. The increase in the reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities is primarily due to the acquisition of substantially all of the assets of NBP.

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

The Company has recorded a minimum pension liability of approximately $15.4 million and $14.6 million at September 30, 2006 and December 31, 2005, respectively. The Company’s net pension cost was approximately $2.7 million and $2.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The increase in the minimum pension liability is primarily due to the acquisition of substantially all of the assets of NBP. Beginning in the third quarter of 2006 and going forward, the Company expects net periodic pension expense to increase, primarily due to the asset acquisition of NBP.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability, and in future utilization of deferred tax assets which arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control, resulting from the May 2002 recapitalization of the Company. As a result of these matters, the estimate of future utilization of deferred tax assets relies upon the forecast of future reversal of the Company’s deferred tax liabilities, which provide some evidence of the ability of the Company to utilize deferred tax assets in future years. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $12.3 million and $19.1 million at September 30, 2006 and December 31, 2005, respectively. The decrease in the Company’s valuation allowance is primarily due to some of the Company’s net operating losses expiring.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue, and projected vesting of the option grants. If actual share price volatility or vesting differs from the projection, the actual expense recorded may vary. The Company recorded compensation expense related to stock options expense for the nine months ended September 30, 2006 of approximately $0.6 million. Prior to adopting SFAS 123(R) the Company accounted for its stock options under APB Opinion No. 25 and related interpretations. Under the intrinsic-value method compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. Accordingly, the Company’s pro forma expense related to stock options granted for the nine months ended October 1, 2005 was approximately $0.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify uncorrected misstatements using both the “rollover” and “iron curtain” methods, with adjustment required if either method results in a misstatement that is material. The Company has identified a $2.8 million overstatement of income tax liabilities. The Company has not been able to determine how such excess liabilities arose; however, the Company has determined that such liabilities were recorded prior to 2002. The Company had previously concluded that the $2.8 million misstatement was immaterial using the rollover method for evaluating misstatements. As a result of adopting SAB 108, the Company has corrected the misstatement by recording a cumulative effect adjustment to retained earnings at the beginning of Fiscal 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires that we recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company estimates the impact of adopting SFAS 158 to be approximately $8.0 million, reflected as an increase in our pension liability with an offset to accumulated other comprehensive income, which will be offset by approximately $3.0 million for income taxes on the Company’s balance sheet, with no impact to our statements of operations or cash flows. SFAS 158 also requires us to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company does not expect the impact of the change in measurement date to have a material impact on the consolidated financial statements.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS No. 133. Under the terms of the swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts which bear interest, payable quarterly. One swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.42%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. The second swap agreement for $25.0 million matures April 7, 2012, and bears interest at 5.415%, excluding the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term debt facility. The Company’s receive rate on this swap agreement is based on three-month LIBOR. At September 30, 2006, the fair value of the interest swap agreements is $0.8 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

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

Remediation of Material Weakness in Internal Control

As reported in the Company’s 2005 Annual Report, management identified the following material weakness related to accounting for state income taxes in the Company’s internal control over financial reporting as of December 31, 2005, which continued into the second quarter of 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP. The Company is currently in the process of integrating these acquired assets pursuant to the Sarbanes-Oxley Act of 2002. The impact of the acquisition of these acquired assets has not materially affected and is not likely to materially affect the Company's internal controls over financial reporting. However, as a result of the Company's integration activities, controls will be periodically changed. While these changes are in process, there can be no assurance that as of the end of its fiscal year the Company will meet the procedural standards required by its independent registered public accounting firm for an unqualified attestation. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. In addition, the Company expects the scope of management’s assessment as of the end of its fiscal year to exclude the Company's acquisition of substantially all of the assets of NBP, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (June 5, 2003).

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

PART II: Other Information

Item 1A.      RISK FACTORS

As previously disclosed in the Company's Annual Report (under the heading "Risk Factors"), the Company’s management believes that the most competitive aspect of the Company’s business is the procurement of raw materials. The Company has seen an increase in the use of restaurant grease in the production of bio-diesel. To the extent that suppliers of restaurant grease look to alternative methods of disposal, the Company’s restaurant services segment could be adversely impacted.

Otherwise, there have been no material changes from the risk factors disclosed in the Company's Annual Report (under the heading “Risk Factors”) in response to Part I, Item 1A of Form 10-K.

Item 6.      EXHIBITS

(a)	Exhibits
2.1

Claim Purchase Agreement, dated as of October 12, 2006, by and between Darling International Inc. and Trust Company of the West as trustee of the trust established pursuant to an Individual Trust Agreement between the Boilermaker-Blacksmith National Pension Trust and itself (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2006, and incorporated herein by reference).

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

DARLING INTERNATIONAL INC.

Date: November 9, 2006	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: November 9, 2006	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)