Form 10-K
period 2006-12-30
DARLING INTERNATIONAL INC
filed 2007-03-15
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

         (Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    X        No ____

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
Large accelerated filer  ____            Accelerated filer     X              Non-accelerated filer  ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ____     No     X

As of the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $355,634,000 based upon the closing price of the common stock as reported on the American Stock Exchange (“AMEX”) on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 80,826,667 shares of common stock, $0.01 par value, outstanding at March 6, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement in connection with the Registrant’s 2007 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

ITEM 1. BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. (“Darling”) was incorporated in Delaware in 1962 under the name “Darling-Delaware Company, Inc.” On December 28, 1993, Darling changed its name from “Darling-Delaware Company, Inc.” to “Darling International Inc.” The address of Darling’s principal executive office is 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

Darling is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. Darling collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. On May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets of National By-Products, LLC, an Iowa limited liability company (“NBP”). Darling and its subsidiaries, including Darling National, are collectively referred to herein as (the “Company”). The Company now processes raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing.  As a result of the acquisition of substantially all of the assets of NBP (the “Transaction”), the Company’s business and operations in fiscal year 2006 include 33 weeks of contribution from the acquired NBP assets.

Commencing in 1998, as part of an overall strategy to better commit financial resources, the Company’s operations were organized into two segments. These are: 1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, and the National Service Center (“NSC”), offered to food service establishments and food processors. The NSC schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers. For the financial results of the Company’s business segments, see Note 16 of Notes to Consolidated Financial Statements.

The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Continuing operations:
Rendering	$279,011	68.6%	$192,340	62.3%	$201,138	62.8%
Restaurant Services	127,979	31.4	116,527	37.7	119,091	37.2
Total	$406,990	100.0%	$308,867	100.0%	$320,229	100.0%

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

PURCHASE AND COLLECTION OF RAW MATERIALS

The Company operates a fleet of approximately 970 trucks and tractor-trailers to collect raw materials from approximately 116,000 food service establishments, butcher shops, grocery stores and independent meat and poultry processors. The raw materials collected are manufactured into the finished products sold by the Company. The Company replaces or upgrades its vehicle fleet as needed to maintain efficient operations.

Rendering materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk trailers in which the raw material is loaded. The Company transports these trailers directly to a processing facility. Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty or otherwise cease using the Company’s collection services, these operating facilities would be materially and adversely affected. The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material. The containers are picked up by or emptied into Company trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors.

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

The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to eliminate spoilage. Collection of used cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing. Depending on market conditions, the Company charges a collection fee to offset a portion of the expense incurred in collecting raw material.

During the 2006 fiscal year, the Company’s largest single supplier accounted for approximately 6% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 26% of the total raw material processed by the Company. For a discussion of the Company’s competition for raw materials, see “Competition.” Many of the Company’s suppliers supply raw material under long-term supplier agreements. While the Company does not anticipate problems in the availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

RAW MATERIALS PRICING

The Company has two primary pricing arrangements with its raw materials suppliers. Approximately 55% of the Company's annual volume of raw materials is acquired on a "formula" basis. Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge. The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

The credit received or amount charged for raw material under both formula and non-formula arrangements is based on various factors, including the type of raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Competition among processors to procure raw materials also affects the price paid for raw materials. See "Competition."

Formula prices are generally adjusted on a weekly, monthly or quarterly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs.

FINISHED PRODUCTS

The finished products that result from processing of animal by-products are oils, primarily BFT and YG; MBM, a protein; and hides. Oils are used as ingredients in the production of pet food, animal feed, soaps and as a substitute for traditional fuels. Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. MBM is used primarily as a high protein additive in pet food and animal feed. Hides are sold to leather distributors and manufacturers for production of leather goods.

Predominantly all of the Company's finished products are commodities or are priced relative to these commodities. While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company’s ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide. Commodity sales are primarily managed through the Company's commodity trading department which is headquartered in Irving, Texas. The Company also maintains sales offices in Des Moines, Iowa and Los Angeles, California for the sale and distribution of selected products. This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants. The Company sells its finished products internationally through commodities brokers and through Company agents in various countries.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the Pacific Rim, North Africa, Mexico and South America. Total export sales were $112.7 million, $77.6 million and $78.6 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets. The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies. The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties. See Note 16 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by country.

Following diagnosis of the first U.S. case of bovine spongiform encephalopathy (“BSE”) on December 23, 2003, many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities. As of March 1, 2007, most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE had been reopened, including Japan and South Korea. However, individual shipments are subject to inspection, which has been a particular impediment to normalization of beef trade with South Korea. Export markets for MBM containing beef material produced in the U.S. have remained closed.

The Company’s management monitors market conditions and prices for its finished products on a daily basis. If market conditions or prices were to significantly change, the Company’s management would evaluate and implement any measures that it may deem necessary to respond to the change in market conditions. For larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

Finished products produced by the Company are distributed primarily by truck and rail from the Company's plants shortly following production. While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks’ production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices. Other factors that influence competition, markets and the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and U.S. government foreign aid. From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which these suppliers buy back the Company’s finished products.

COMPETITION

Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last ten plus years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors (rendering operations integrated with the meat or poultry packing operation). Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. These factors have been offset, in part, however, by increasing environmental consciousness. The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source. The rendering and restaurant services industries are highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers and waste management companies, as well as the alternative of illegal disposal. Major competitors for the collection of raw material include: Baker Commodities in the West and Griffin Industries in Texas and the Southeast. Each of these businesses competes in both the Rendering and Restaurant Services segments. Another major competitor in the restaurant services business is Restaurant Technologies Inc.

In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities. Tallows and greases are, in certain instances, substitutes for soybean oil and palm stearine, while protein is a substitute for soybean meal. Consequently, the prices of tallow, yellow grease and protein correlate with these substitute commodities. The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

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

INTELLECTUAL PROPERTY

The  Company  maintains  valuable  trademarks,  service marks,  copyrights,  trade  names,trade secrets,  proprietary technologies  and  similar intellectual property, and considers its intellectual property to be of material value. The Company has registered or applied for registration of certain of its intellectual property, including the tricolor triangle used in the Company’s signage and logos and the names "Darling," "Darling Restaurant Services" and "CleanStar." Company policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

As of December 30, 2006, the Company employed approximately 1,830 persons full-time. Approximately 45.2% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts. Management believes that the Company’s relations with its employees and their representatives are good. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

The Company is subject to the rules and regulations of various federal, state and local governmental agencies. Material rules and regulations and the applicable agencies are as follows:

•
The Food and Drug Administration (“FDA”), which regulates food and feed safety. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 CFR 589.2000, referred to herein as the “BSE Feed Rule”). The intent of this rule is to prevent further spread of BSE, commonly referred to as “mad cow disease.” Company management believes the Company is in compliance with the provisions of this rule.

On July 14, 2004, the FDA published interim regulations prohibiting: 1) specified risk materials (“SRM”) from human food and 2) SRM and non-ambulatory or dead cattle from cosmetics. BFT that is either derived from SRM-free raw materials or contains less than 0.15% insoluble impurities are permitted in human food supplements and cosmetics. Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations. On October 7, 2006 the FDA amended its interim regulation to remove the SRM classification from all except the last 80 inches (distal ileum) of beef small intestine. In the amended rule, beef small intestine from cattle inspected and passed for human consumption may be used in food, except for the distal ileum which is an SRM and prohibited from food.

On September 30, 2004, the FDA issued Guidance Document #174, which cited the agency’s statutory authority to consider animal feed and feed ingredients derived from a BSE-positive animal to be adulterated and prohibit the use of this adulterated material in animal feed.

On October 6, 2005, the FDA proposed to amend the agency’s regulations to prohibit certain cattle origin materials in the food or feed of all animals (“Proposed Rule”). The materials that were proposed to be banned include: 1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; 2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and 3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed. As a result of comments that were submitted to the docket during the public comment period, including data submitted by affected industries, the FDA commissioned new economic and environmental studies on the impact of finalizing the Proposed Rule. In addition, the Proposed Rule provides that tallow containing more than 0.15% insoluble impurities also be banned from all animal food and feed if this tallow is derived from the proposed prohibited materials. As of March 1, 2007, the FDA has not finalized the Proposed Rule and no new regulations affecting animal feed or modifying the Proposed Rule have been issued. The Company’s management will continue to monitor this and other regulatory issues.

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

On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply. These regulations prohibit non-ambulatory animals from entering the food chain, require removal of SRM at slaughter and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

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

AVAILABLE INFORMATION

Under  the  Securities Exchange Act of 1934,  the  Company  is required to file annual,  quarterly and  special reports, proxy statements and other information with the SEC, which can be read and/or copies made at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC.

The  Company  makes available,  free of charge,  through  its  investor  relations  web  site,   its reports on  Forms 10-K,  10-Q and  8-K,  and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Company’s website is http://www.darlingii.com and the address for the Company’s investor relations web site is http://www.darlingii.com/investors/investors.html.

ITEM 1A. RISK FACTORS

Any investment in the Company will be subject to risks inherent to the Company’s business.    Before making an investment decision in the Company, you should carefully consider the risks described below together with all of the other information included in or incorporated by reference into this report. If any of the events described in the following risk factors actually occurs, the Company’s business, financial condition, prospects or results of operations could be materially and adversely affected. If any of these events occurs, the trading price of the Company’s securities could decline and you may lose all or part of your investment.

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

The Company’s management believes that the most competitive aspect of the Company’s business is the procurement of raw materials rather than the sale of finished products. Pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors. Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, such as the Company, has decreased significantly. Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased. In addition, the Company has seen an increase in the use of restaurant grease in the production of bio-diesel. A significant decrease in available raw materials could materially and adversely affect the Company’s business and results of operations.

The rendering and restaurant services industry is highly fragmented and very competitive. The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal. Depending on market conditions, the Company charges a collection fee to offset a portion of the cost incurred in collecting raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company’s collection fees being deemed too expensive or otherwise, the Company’s raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company’s business and results of operations.

The Company may be unable to successfully complete the integration of National By-Products, LLC and achieve the benefits expected to result from the Transaction.

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP with the expectation that the Transaction would result in mutual benefits including, among other things, revenue growth, diversification of raw material supplies and the creation of a larger platform to grow the restaurant services segment. The integration of NBP began in the second quarter of 2006 and continued throughout the year. For example, several facilities were decommissioned, trucking routes were shortened and several thousand raw material suppliers were redirected within the Company's newly enhanced system. Overall, the Company anticipates integration improvements will deliver approximately $5.0 million in annual benefits. Although, the operational and administrative phase of this integration is well underway, the following are among the factors that could affect the Company’s ability to achieve the full benefits of the Transaction:

•	Difficulties in integrating information systems used by NBP into the Company;

•	The failure to achieve internal control over financial reporting mandated by the Sarbanes Oxley Act of 2002 (“SOXA”) in respect of the NBP assets and operation; and

•	Any future goodwill impairment charges that the Company could incur with respect to the assets of NBP.

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

These rules and regulations may influence the Company’s operating results at one or more facilities. There can be no assurance that the Company will not incur material costs and liabilities in connection with government regulations, including compliance with regulations mandated by the SEC.

The Company is highly dependent on natural gas and diesel fuel.

The Company’s operations are highly dependent on the use of natural gas and diesel fuel. Energy prices for natural gas and diesel fuel are expected to remain relatively high throughout 2007. The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remain relatively high in fiscal 2007 and represent an ongoing challenge to the Company’s operating results for future periods. A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations. See Item 7, “Management’s Discussion and Analysis,” for a recent history of natural gas pricing.

Multi−employer defined benefit pension plans to which the Company contributes may be under-funded.

The Company contributes to several multi−employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union−represented employees. The Company does not manage these multi−employer plans. Based upon the most currently available information from plan administrators, some of which information is more than a year old, the Company believes that some of these multi−employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as 2008. As a result, the Company’s required contributions to these plans may increase in the future. Furthermore, under current law regarding multi−employer defined benefit plans, any of a plan’s termination, the Company’s voluntary withdrawal from any under-funded plan, or the mass withdrawal of all contributing employers from any under-funded multi−employer defined benefit plan, would require the Company to make payments to the plan for the Company’s proportionate share of the multi−employer plan’s unfunded vested liabilities. Moreover, if a multi−employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact the Company’s liquidity and results of operations.

Darling’s business may be negatively impacted by a significant outbreak of avian influenza (“Bird Flu”) in the U.S.

Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe at an unprecedented rate. The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans. This highly pathogenic strain was not detected in North or South America during 2006, but low pathogenic strains that are not a threat to human health were reported in the U.S. during that period. The USDA has developed safeguards to protect the U.S. poultry industry from the H5N1 strain of Bird Flu. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

The Company’s business may be affected by the impact of BSE.

Effective August 1997, the FDA promulgated the BSE Feed Rule in an effort to prevent the spread of BSE. Detection of the first case of BSE in the U.S. in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef have been re-opened, these markets remain closed to U.S. MBM derived from beef. Continued concern about BSE in the U.S. may result in additional regulatory and market related challenges that may affect the Company’s operations or increase the Company’s operating costs. See Item 1, “Business - Regulations.”

The following are recent developments and recent regulatory history with respect to BSE in the U.S.:

•
On March 13, 2006, a beef cow at least 10 years of age tested positive for BSE. This was the third BSE-positive animal detected in the U.S. since December 23, 2003. This latest BSE-positive cow was euthanized on an Alabama farm and did not enter the food or feed chains.

•
On August 25, 2006, the USDA ended the enhanced BSE surveillance plan that began on June 1, 2004 and resulted in the detection of only two positive samples out of 787,711 cattle that were tested. The USDA concluded that the prevalence of BSE in the U.S. is extremely low with an incidence of less than 1 case per million adult cattle. Based on this statistic and following international standards, the agency developed an on-going or maintenance surveillance plan that was implemented on August 28, 2006. Only about 40,000 cattle per year will be tested under the on-going surveillance plan. The change from enhanced to on-going surveillance will reduce the average number of cattle tested in the U.S. each week from more than 6,000 head to fewer than 800 head. The plan to scale back on testing is expected to reduce future rendering revenues, but the impact of this reduction is not known at this time.

•
In 2005, the FDA proposed the Proposed Rule to amend the BSE Feed Rule by also prohibiting from the food or feed of all animals: (1) brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; (2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and (3) the entire carcass of cattle not inspected and passed for human consumption if the brain and spinal cord has not been removed. The FDA has not finalized this Proposed Rule. Although management will continue to monitor the Proposed Rule and other regulatory issues, it is possible that the Proposed Rule or other FDA regulatory action could negatively impact the Company’s operations and financial performance.

The occurrence of BSE in the U.S. may result in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products, reduced demand for beef and beef products by consumers or increase the Company’s operating costs.

Certain of the Company’s 39 operating facilities are highly dependent upon a few suppliers.

Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty or otherwise cease using the Company’s collection services, these operating facilities may be materially and adversely affected, which could materially and adversely affect the Company.

The Company’s success is dependent on the Company’s key personnel.

The Company’s success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company’s results of operations and prospects. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for these types of skilled personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain these personnel could materially adversely affect the Company’s business and results of operations.

In certain markets the Company is highly dependent upon the continued and uninterrupted operation of a single operating facility.

In the event of a casualty or condemnation involving one of the Company’s facilities, in a majority of the Company’s markets the Company would utilize a nearby operating facility to continue to serve its customers in the affected market. In certain markets, however, the Company does not have alternate operating facilities. In the event of a casualty, condemnation or unscheduled shutdown in these markets, the Company may experience an interruption in its ability to service its customers and to procure raw materials. This may materially and adversely affect the Company’s business and results of operations in those markets. In addition, after an operating facility affected by a casualty or condemnation is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company’s services.

Restrictions imposed by the Company’s credit agreement and future debt agreements may limit its ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The Company’s credit agreement currently, and future debt agreements may, restrict its ability to:

•	incur additional indebtedness;

•	pay dividends and make other distributions;

•	make restricted payments;

•	create liens;

•	merge, consolidate or acquire other businesses;

•	sell or otherwise dispose of assets;

•	make investments, loans and advances;

•	guarantee indebtedness or other obligations;

•	enter into operating leases or sale-leaseback, synthetic leases, or similar transactions;

•	make changes to its capital structure; and

•	engage in new lines of business unrelated to the Company’s current businesses.

These terms may negatively impact the Company’s ability to finance future operations, implement its business strategy, fund its capital needs or engage in other business activities that may be in its interest. In addition, the Company’s credit agreement requires, and future indebtedness may require, the Company to maintain compliance with specified financial ratios. Although the Company is currently in compliance with the financial ratios and does not plan on engaging in transactions that may cause the Company not to be in compliance with the ratios, its ability to comply with these ratios may be affected by events beyond its control, including the risks described in the other risk factors and elsewhere in this report.

A breach of any restrictive covenant or the Company’s inability to comply with any required financial ratio could result in a default under the credit agreement. In the event of a default under the credit agreement, the lenders under the credit agreement may elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.

The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing, including under the revolving credit facility.

If the Company is unable to repay these borrowings when due, whether as a result of acceleration of the debt or otherwise, the lenders under the credit agreement will have the right to proceed against the collateral, which consists of substantially all of the Company’s assets, including real property and cash. If the indebtedness under the credit agreement were accelerated, the Company’s assets may be insufficient to repay this indebtedness in full under those circumstances. Any future credit agreements or other agreement relating to the Company’s indebtedness to which the Company may become a party may include the covenants described above and other restrictive covenants.

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

The Company’s ability to pay any cash or non-cash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreement. The Company’s credit agreement permits the Company to pay cash dividends on the Company’s common stock under defined circumstances. Moreover, under Delaware law, the Company is permitted to pay cash or accumulated dividends on the Company’s capital stock, including the Company’s common stock, only out of surplus, or if there is no surplus, out of the Company’s net profits for the fiscal year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company’s total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. In order to pay dividends, the Company must have surplus or net profits equal to the full amount of the dividends at the time the dividend is declared. In determining the Company’s ability to pay dividends, Delaware law permits the Company’s board of directors to revalue the Company’s assets and liabilities from time to time to their fair market values in order to establish the amount of surplus. The Company cannot predict what the value of the Company’s assets or the amount of the Company’s liabilities will be in the future or what dividend restrictions will be contained in the Company’s credit facilities and, accordingly, the Company cannot assure the holders of the Company’s common stock that the Company will be able to pay dividends on the Company’s common stock.

The market price of the Company’s common stock could be volatile.

The market price of the Company’s common stock has been subject to volatility and, in the future, the market price of the Company’s common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company’s control. These factors include, among other things, fluctuations in commodities prices, actual or anticipated variations in the Company’s operating results, earnings releases by the Company, changes in financial estimates by securities analysts, sales of substantial amounts of the Company’s common stock, market conditions in the industry and the general state of the securities markets, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

The Company may issue additional common stock or preferred stock, which could dilute shareholder interests.

The Company’s certificate of incorporation, as amended, does not limit the issuance of additional common stock or the issuance of preferred stock. As of March 6, 2007, the Company has available for issuance 19,114,197 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock that may be issued in additional series. Depending on the Company’s stock price for an average of 90 days ending June 30, 2007, up to 3.2 million shares may be issuable in connection with the acquisition of NBP.

The Company has debt and interest payment requirements which could adversely affect its ability to operate its business.

As discussed above, the Company has indebtedness that could have important consequences to the holders of the Company’s securities including the risks that:

•
the Company will be required to use $5.0 million of its cash flow from operations in fiscal 2007 for scheduled repayments of its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of the Company’s business strategy, working capital, capital expenditures, product development efforts and other general corporate purposes;

•	the Company’s interest expense could increase if interest rates in general increase because a portion of the Company’s debt bears interest based on market rates;

•	the Company’s level of indebtedness will increase its vulnerability to general adverse economic and industry conditions;

•	the Company’s debt service obligations could limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business;

•	the Company’s level of indebtedness may place it at a competitive disadvantage compared to its competitors that have less debt; and

•
a failure by the Company to make scheduled debt payments or to comply with financial and other restrictive covenants in any agreement governing the Company’s indebtedness could result in an event of default and could have a material adverse effect on the Company.

    As of March 6, 2007, the Company had outstanding term loans of $47.5 million and outstanding revolving loans under the Company’s revolving credit agreement of $29.5 million. As of that date, eight letters of credit in the face amounts of $8.3 million, $3.3 million, $2.6 million, $2.3 million, $0.8 million, $0.7 million, $0.4 million and $0.4 million for a total of $18.8 million in letters of credit, were issued and outstanding under the credit agreement. As of March 6, 2007, the Company is able to incur additional indebtedness, including approximately $76.7 million of additional debt available under the Company’s revolving credit agreement. All borrowings under the Company’s credit agreement are secured and senior to the Company’s securities, including its common stock.

The Company could incur a material weakness in its internal control over financial reporting that requires remediation.

In fiscal 2005 the Company’s disclosure controls and procedures were not effective because of a material weakness in its internal control of financial reporting as discussed in detail in the Company’s Annual Report on Form 10-K for fiscal 2005 under Item 9A, “Controls and Procedures.” Although the Company has completed the remediation of the fiscal 2005 material weakness and this remediation was tested and determined to be effective in 2006, any future failures by the Company to maintain the effectiveness of its disclosure controls and procedures, including its internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of the Company’s public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to timely meet its regulatory reporting obligations. Consequences of a material weakness such as those listed in the foregoing sentence could have a negative effect on the trading price of the Company’s stock.

Terrorist attacks or acts of war may cause damage or disruption to the Company and its employees, facilities, information systems, security systems, suppliers and customers, which could significantly impact the Company’s net sales, costs and expenses and financial condition.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the U.S., and further acts of terrorism, bioterrorism, violence or war could affect the markets in which the Company operates, the Company’s business operations, the Company’s expectations and other forward-looking statements contained or incorporated in this report.  The threat of terrorist attacks in the U.S. since September 11, 2001 continues to create many economic and political uncertainties.  The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing war in Iraq, may cause greater uncertainty and cause the Company’s business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations, which in turn could reduce the market value of shareholder investments.  In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact the Company’s facilities or those of the Company’s suppliers or customers could have an impact on the Company’s sales, supply chain, production capability and costs and the Company’s ability to deliver its finished products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, in an office facility where the Company leases approximately 27,000 square feet.

The Company’s 39 operating facilities consist of 25 full service rendering plants, six yellow grease/trap plants, four blending plants, one edible meat plant, one technical tallow plant, one hides plant and one pet food plant. Except for three leased facilities, all of these facilities are owned by the Company. In addition, the Company owns or leases 38 transfer stations in the U.S., some of which also process yellow grease and trap. These transfer stations serve as collection points for routing raw material to the processing plants set forth below. Some locations service a single business segment while others service both business segments. The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
Bellevue, NE	Rendering/Yellow Grease
Berlin, WI	Rendering/Yellow Grease
Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Clinton, IA	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Denver, CO	Rendering/Yellow Grease
Des Moines, IA	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Mason City, IL	Rendering/Yellow Grease
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease
Wichita, KS	Rendering/Yellow Grease/Trap

Rendering Business Segment
Denver, CO	Edible Meat and Tallow
Fairfax, MO	Protein Blending
Grand Island, NE *	Pet Food
Kansas City, KS	Protein Blending
Kansas City, MO	Hides
Lynn Center, IL	Protein Blending
Omaha, NE	Rendering
Omaha, NE	Protein Blending
Omaha, NE	Technical Tallow

Restaurant Services Business Segment
Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL	Yellow Grease/Trap
Indianapolis, IN	Yellow Grease/Trap
Little Rock, AR	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
Tampa, FL	Yellow Grease/Trap

* Property is leased. Rent expense for these leased properties was $0.6 million in the aggregate in fiscal 2006.

Substantially all assets of the Company, including real property, are either pledged or mortgaged as collateral for borrowings under the Company’s credit agreement.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory agencies related to air, wastewater and storm water discharges from the Company’s processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions. The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 30, 2006 and December 31, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $21.5 million and $15.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In June 2006, the Company was awarded damages of approximately $7.4 million as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants. At the time the damages were awarded, collectibility of such damages was uncertain; however on October 12, 2006, the Company entered into an agreement to sell its rights to such damages to a third party for $2.2 million in cash. The agreement was made subject to certain conditions which were satisfied on March 1, 2007. On March 8, 2007, the Company received $2.2 million, completing the transaction. The Company has recorded a gain with the receipt of the $2.2 million in proceeds in the first quarter of 2007.

During the third quarter of fiscal 2004, the Company concluded a settlement with certain past insurers on certain policies of insurance issued primarily before 1972, whereby the Company received a cash payment of approximately $2.8 million in return for an executed Settlement Agreement and Release in which the Company released the participating insurers from all actual and potential claims and liability under the subject insurance policies. The Company recorded receipt of the payment as a credit (recovery) of claims expense and previous insurance premiums included in cost of sales within the Corporate segment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 30, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “DAR”. The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the Company’s common stock as reported on the AMEX.

	Market Price
Fiscal Quarter	High	Low
2006:
First Quarter	$4.80	$3.79
Second Quarter	$4.92	$3.91
Third Quarter	$4.59	$3.95
Fourth Quarter	$5.55	$3.96
2005:
First Quarter	$4.50	$3.85
Second Quarter	$4.00	$3.52
Third Quarter	$3.96	$3.40
Fourth Quarter	$4.05	$3.26

On March 6, 2007, the closing sales price of the Company’s common stock on the AMEX was $5.36. The Company has been notified by its stock transfer agent that as of March 6, 2007, there were 188 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2007. The Company’s current financing arrangements permit the Company to pay cash dividends on its common stock within limitations defined in its credit agreement. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the AMEX Stock Market-U.S. Index, the Dow Jones US Waste and Disposal Service Index, and the CSFB-Nelson Agribusiness Index for the period from December 29, 2001 to December 30, 2006, assuming the investment of $100 on December 29, 2001 and the reinvestment of dividends.

The stock price performance shown on the graph only reflects the change in the Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 30, 2006 with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company’s security holders, and ii) all compensation plans not previously approved by the Company’s security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,673,985 (1)	$ 2.71	3,797,475
Equity compensation plans not approved by security holders	–	–	–
Total	1,673,985	$ 2.71	3,797,475

(1)
Includes shares underlying options that have been issued pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”)
as approved by the Company‘s stockholders.    See Note 12 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 30, 2006, December 31, 2005, and January 1, 2005, and the related notes thereto.

Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
Fifty-two Weeks Ended December 30, 2006 (f)	Fifty-two Weeks Ended December 31, 2005	Fifty-two Weeks Ended January 1, 2005	Fifty-three Weeks Ended January 3, 2004	Fifty-two Weeks Ended December 28, 2002
                                                                           (dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$406,990	$308,867	$320,229	$323,267	$261,059
Cost of sales and operating expenses (a)	321,416	241,707	237,925	245,175	193,632
Selling, general and administrative expenses	45,649	35,240	36,509	35,808	30,169
Depreciation and amortization	20,686	15,787	15,224	15,124	16,415

Operating income	19,239	16,133	30,571	27,160	20,843
Interest expense	7,184	6,157	6,759	2,363	6,408
Other (income)/expense, net (b) (c)	4,682	(903)	299	(3,914)	(2,006)
Income from continuing operations before income taxes	7,373	10,879	23,513	28,711	16,441
Income tax expense	2,266	3,184	9,245	10,632	7,151
Income from continuing operations	5,107	7,695	14,268	18,079	9,290
Income/(loss) from discontinued operations, net of tax	-	46	(376)	112	(327)
Net Income	$5,107	$7,741	$13,892	$18,191	$8,963
Basic earnings per common share	$0.07	$0.12	$0.22	$0.29	$0.18
Diluted earnings per common share	$0.07	$0.12	$0.22	$0.29	$0.18
Weighted average shares outstanding	74,310	63,929	63,840	62,588	45,003
Diluted weighted average shares outstanding	75,259	64,525	64,463	63,188	45,577
Other Financial Data:
Adjusted EBITDA (d)	$39,925	$31,920	$45,795	$42,284	$37,258
Depreciation	16,134	11,903	11,345	10,958	12,135
Amortization	4,552	3,884	3,879	4,166	4,280
Capital expenditures (e)	11,800	21,406	13,312	11,586	13,433
Balance Sheet Data:
Working capital	$17,865	$40,407	$39,602	$31,189	$13,797
Total assets	320,806	190,772	182,809	174,649	162,912
Current portion of long-term debt	5,004	5,026	5,030	7,489	8,372
Total long-term debt less current portion	78,000	44,502	49,528	48,188	60,055
Stockholders’ equity	151,325	73,680	67,235	55,282	35,914

(a)
Included in cost of sales and operating expenses is a settlement with certain past insurers of approximately $2.8 million recorded in fiscal 2004 as a credit (recovery) of claims expense and previous insurance premiums.

(b)
Included in other (income)/expense in fiscal 2006 is a write-off of deferred loan costs of approximately $2.6 million and early retirement fees of approximately $1.9 million for the early retirement of senior subordinated notes and termination of the previous senior credit agreement.

(c)
Included in other (income)/expense is gain on early retirement of debt of approximately $1.3 million in fiscal 2004, $4.7 million in fiscal 2003 and $0.8 million in fiscal 2002. Also included in other (income)/expense is loss on redemption of preferred stock of approximately $1.7 million in fiscal 2004.

(d)
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

In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s credit agreement. The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s credit agreement, as those definitions permit further adjustment to reflect certain other non-cash charges.

        Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002

Net income	$5,107	$7,741	$13,892	$18,191	$8,963
Depreciation and amortization	20,686	15,787	15,224	15,124	16,415
Interest expense	7,184	6,157	6,759	2,363	6,408
(Income)/loss from discontinued operations, net of tax	-	(46)	376	(112)	327
Income tax expense	2,266	3,184	9,245	10,632	7,151
Other (income)/expense	4,682	(903)	299	(3,914)	(2,006)
Adjusted EBITDA	$39,925	$31,920	$45,795	$42,284	$37,258

e)	Excludes the capital assets acquired as part of substantially all of the assets of NBP of approximately $51.9 million in fiscal 2006.

f)	Fiscal 2006 includes 33 weeks of contribution from the acquired NBP assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A of this report under the heading “Risk Factors.”

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report. The Company is organized along two operating business segments, Rendering and Restaurant Services. See Note 16 of Notes to Consolidated Financial Statements.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company’s operations are organized into two segments: Rendering and Restaurant Services. With the May 15, 2006 acquisition of substantially all of the assets of NBP, the Company now processes such raw materials at 39 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing As a result of the acquisition of substantially all of the assets of NBP (the “Transaction”), the Company’s year end results for 2006 reflect 33 weeks of contribution from the NBP assets. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s business, see Item 1, “Business,” and for additional information on the Company’s segments, see Note 16 of Notes to Consolidated Financial Statements.

The major challenges faced by the Company during fiscal 2006 were a continuation of historically high energy costs and lower finished product commodity prices throughout most of the year. Raw material volumes improved modestly during the year, but export markets in some foreign countries for U.S. produced finished beef products and cattle by-products continued to be closed. Additionally, on May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP and began the process of integrating the new facilities into the Company’s existing infrastructure and operations.

Operating income increased by $3.1 million in fiscal 2006 compared to fiscal 2005. The continuing challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in fiscal 2006 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2006

•
The average price of the Company’s finished products was lower during fiscal 2006 compared to the fiscal 2005. Prices for MBM declined by nearly 10%, YG by 12 % and BFT by 3%. Continued closure of export markets coupled with ample supplies of feed grains and fats and oils persisted throughout most of fiscal 2006. By the fourth quarter, anticipation of renewable fuels demand on both feed grains and oils led to a sharp price increase for the Company’s finished products.

•
Energy costs continued at near historical highs for both natural gas and diesel fuel. The Company relies on natural gas to provide fuel for the production of steam to process its raw material and diesel fuel to power its fleet of trucks. The Company was able to mitigate some of the increase in natural gas by burning alternative bio-fuels in its plant boilers when economically and environmentally feasible to do so.

•
Raw material volumes during fiscal 2006 improved modestly as some of our export oriented suppliers processed additional volumes and overall consumption of meat products improved. Contributing to this increase was the addition of 33 weeks of contributions from the acquired NBP locations.

•
The integration of NBP commenced in the second quarter of 2006 and continued throughout the fiscal year. Several facilities were decommissioned, trucking routes were shortened and several thousand raw material suppliers were redirected within the Company’s newly enhanced system. Overall, the operational and administrative integration phase is well underway.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2006 and Thereafter

BSE Related Issues

Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as “mad cow disease.” See the risk factor entitled “The Company’s business may be affected by the impact of BSE,” beginning on page 11, for more information about BSE and its potential effects on the Company, including the effects of potential additional government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE-related concerns.

Other Critical Issues and Challenges

•
During fiscal 2007, the integration of information systems used by NBP into the Company’s information systems could have a significant impact on the Company’s operations. See the risk factor entitled “The Company may be unable to successfully complete the integration of NBP and achieve the benefits expected to result from the Transaction” beginning on page 10 for more information.

•
Expenses related to compliance with requirements of Section 404 of the SOXA are expected to continue throughout 2007 and thereafter. The Company expects recurring compliance costs related to the required updating of documentation and the testing and auditing of the Company’s system of internal control over financial reporting, as required by the SOXA.

•
Energy prices for natural gas and diesel fuel are expected to remain relatively high in fiscal 2007. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the beginning of the first quarter of 2007 and represent an ongoing challenge to the Company’s operating results for future periods.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe at an unprecedented rate. The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans. This highly pathogenic strain was not detected in North or South America during 2006, but low pathogenic strains that are not a threat to human health were reported in the U.S. during that period. The USDA has developed safeguards to protect the U.S. poultry industry from the H5N1 strain of Bird Flu. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

These challenges indicate there can be no assurance that fiscal 2006 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended December 30, 2006 (“Fiscal 2006”) Compared to Fifty-two Week Fiscal Year Ended December 31, 2005 (“Fiscal 2005”)

Summary of Key Factors Impacting Fiscal 2006 Results:

Principal factors that contributed to a $3.1 million (19.3%) increase in operating income, which are discussed in greater detail in the following section, were:
•	The inclusion of the operations of NBP,
•	Higher raw material volume, and
•	Improved recovery of collection expenses.

These increases to operating income were partially offset by:
•	Lower finished product sales prices,
•	Higher plant repair and maintenance expenses, and
•	Higher legal fees.

Summary of Key Indicators of Fiscal 2006 Performance:

Principal indicators that management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:
•	Finished product commodity prices quoted on the Jacobsen index,
•	Raw material volume,
•	Production volume and related yield of finished product,
•	Energy prices for natural gas quoted on the NYMEX index and diesel fuel,
•	Collection fees and collection operating expense, and
•	Factory operating expenses.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for Fiscal 2006, compared to average Jacobsen prices for Fiscal 2005 follow:

	Avg. Price Fiscal 2006	Avg. Price Fiscal 2005	Increase/ (Decrease)	% Change
MBM (Illinois)	$153.48/ton	$167.53 /ton	$(14.05/ton)	(8.4%)
MBM (California)	$126.27/ton	$142.26 /ton	$(15.99/ton)	(11.2%)
BFT (Chicago)	$ 16.87/cwt	$ 17.46 /cwt	$(0.59/cwt)	(3.4%)
YG (Illinois)	$ 12.64/cwt	$ 14.44 /cwt	$(1.80/cwt)	(12.5%)

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

Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. Both of these factors negatively impacted the Company’s yield during Fiscal 2006.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, and used restaurant cooking oil to principally produce finished products of MBM, BFT, YG and hides. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2006, net sales increased by $98.1 million (31.8%) to $407.0 million as compared to $308.9 million during Fiscal 2005. The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Net sales due to acquisition of NBP	$ 110.7	$ 7.3	$ -	$ 118.0
Higher raw material volume	8.1	(1.7)	-	6.4
Improved recovery of collection expenses	2.6	1.9	-	4.5
Higher yields on production	0.8	(0.7)	-	0.1
Lower finished goods prices	(18.1)	(3.2)	-	(21.3)
Purchases of finished product for resale	(6.0)	(2.6)	-	(8.6)
Other sales decreases	(1.4)	0.4	-	(1.0)
Product transfers	(10.0)	10.0	-	-
	$ 86.7	$ 11.4	$ -	$ 98.1

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure. The Company has the ability to burn alternative fuels at some of its plants to help manage the Company’s price exposure to volatile energy markets.

During Fiscal 2006, cost of sales and operating expenses increased $79.7 million (33.0%) to $321.4 million as compared to $241.7 million during Fiscal 2005. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Cost of sales and operating expenses of NBP	$ 94.4	$ 3.3	$ (0.1)	$ 97.6
Payroll and related benefits	0.9	1.1	0.1	2.1
Plant repairs and maintenance	2.0	-	-	2.0
Higher raw material volume	1.8	(0.4)	-	1.4
Sewer and trap disposal	0.4	0.7	-	1.1
Lower raw material prices	(13.0)	(2.7)	-	(15.7)
Purchases of finished product for resale	(6.0)	(2.6)	-	(8.6)
Lower energy costs, primarily natural gas and diesel fuel	(0.2)	0.3	(0.2)	(0.1)
Other	(1.0)	0.9	-	(0.1)
Product transfers	(10.0)	10.0	-	-
	$ 69.3	$ 10.6	$ (0.2)	$ 79.7

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $45.6 million during Fiscal 2006, a $10.4 million increase (29.5%) from $35.2 million during Fiscal 2005. The increase is primarily due to increase costs associated with the Transaction, higher legal expense, particularly related to matters in which the Company seeks affirmative relief, as well as higher audit fees and payroll related expenses, as follows (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Selling, general and administrative expenses of NBP	$ 3.0	$ 0.3	$ 2.3	$ 5.6
Payroll and related benefits expense	0.1	0.5	1.7	2.3
Higher legal expense	-	-	2.0	2.0
Higher audit fees	-	-	0.7	0.7
Other expenses	(0.3)	(0.1)	0.2	(0.2)
	$ 2.8	$ 0.7	$ 6.9	$ 10.4

Depreciation and Amortization. Depreciation and amortization charges increased $4.9 million (31.0%) to $20.7 million during Fiscal 2006 as compared to $15.8 million during Fiscal 2005. The increase is primarily due to the acquisition of capital assets from NBP in the Transaction and increased capital expenditures made in Fiscal 2005.

Interest Expense. Interest expense was $7.2 million during Fiscal 2006 compared to $6.2 million during Fiscal 2005, an increase of $1.0 million (16.1%), primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other expense was $4.7 million in Fiscal 2006, a $5.6 million increase from other income of $0.9 million in Fiscal 2005. The increase in other expense in Fiscal 2006 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write-off of deferred loan costs	$ -	$ -	$ 2.6	$ 2.6
Subordinated debt prepayment fees	-	-	1.9	1.9
Decrease in gain on disposal of assets	-	-	0.5	0.5
Decrease in interest income	-	-	0.4	0.4
Increase in other expense	-	-	0.2	0.2
	$ -	$ -	$ 5.6	$ 5.6

The decrease in gain on sale of assets was primarily the result of the gain on the sale of the Matamoras, Pennsylvania property that occurred during Fiscal 2006,amounting to less than the gain recognized on the sale of two properties sold during Fiscal 2005. In addition, interest income decreased by $0.4 million in Fiscal 2006 as a result of less cash investment on the balance sheet.

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

Income Taxes. The Company recorded income tax expense of $2.3 million for Fiscal 2006, compared to income tax expense of $3.2 million recorded in Fiscal 2005, a decrease of $0.9 million (28.1%), primarily due to the decreased pre-tax earnings of the Company in fiscal 2006. The effective tax rate of 30.7% for 2006 differed from the statutory rate of 35% primarily due to federal and state income tax credits as well as the release and reversal of certain tax contingencies. The impact of state income taxes for 2006 of $0.3 million was offset by certain state tax credits recorded in 2006 of $0.1 million.

Discontinued Operations. The Company recorded a profit from discontinued operations, net of applicable taxes, related to the closure and sale of certain assets of the Company’s London, Ontario, Canadian subsidiary in fiscal 2005, which was not significant.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal) and used restaurant cooking oil to produce finished products of BFT, MBM and YG. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, grease trap services, and finished goods purchased for resale.

During Fiscal 2005, net sales decreased by $11.3 million (3.5%) to $308.9 million as compared to $320.2 million during Fiscal 2004. The decrease in net sales was primarily due to the following increases/(decreases) (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (7.5)	$ (7.8)	$ -	$ (15.3)
Lower raw material volume	(2.7)	(1.5)	-	(4.2)
Lower yields on production	(2.7)	0.2	-	(2.5)
Improved recovery of collection expenses	2.7	3.0	-	5.7
Management fees and third party revenue	-	0.8	-	0.8
Purchases of finished product for resale	3.2	0.8	-	4.0
Other sales decreases	-	0.2	-	0.2
Product transfers	(1.7)	1.7	-	-
	$ (8.7)	$ (2.6)	$ -	$ (11.3)

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

During Fiscal 2005, cost of sales and operating expenses increased $3.8 million (1.6%) to $241.7 million as compared to $237.9 million during Fiscal 2004. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Higher energy costs, primarily natural gas	$ 7.0	$ 2.2	$ -	$ 9.2
Purchases of finished product for resale	3.2	0.8	-	4.0
Prior year insurance settlement with certain of the Company’s past insurers	-	-	2.8	2.8
Other	0.6	0.6	(0.5)	0.7
Third party cost of service	-	0.7	-	0.7
Sewer and trap disposal	(0.1)	1.0	-	0.9
Lower raw material prices	(7.4)	(6.0)	-	(13.4)
Lower raw material volume	(0.8)	(0.3)	-	(1.1)
Payroll and related benefits	(1.3)	1.3	-	-
Product transfers	(1.7)	1.7	-	-
	$ (0.5)	$ 2.0	$ 2.3	$ 3.8

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.2 million during Fiscal 2005, a $1.3 million decrease (3.6%) from $36.5 million during Fiscal 2004, primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$ 0.3	$ 0.4	$ (2.2)	$ (1.5)
Lower audit fees	-	-	(0.2)	(0.2)
Other expenses	0.2	0.3	(0.6)	(0.1)
Higher legal and professional fees	-	-	0.5	0.5
	$ 0.5	$ 0.7	$ (2.5)	$ (1.3)

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

Interest Expense. Interest expense was $6.2 million during Fiscal 2005 compared to $6.8 million during Fiscal 2004, a decrease of $0.6 million (8.8%). A summary of items contributing to the net decrease in interest expense follows (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Decrease in preferred stock dividends and accretion	$ -	$ -	$ (0.4)	$ (0.4)
Capitalized interest	-	-	(0.3)	(0.3)
Other increases	-	-	0.1	0.1
	$ -	$ -	$ (0.6)	$ (0.6)

The decrease in interest expense is partially due to reduced preferred stock dividends and accretion that was charged to interest expense as a result of application of SFAS 150, which was adopted the first day of the third quarter of Fiscal 2003. The Company’s outstanding preferred stock was redeemed during the second quarter of Fiscal 2004.

Other Income/Expense. Other income was $0.9 million in Fiscal 2005, a $1.2 million increase in income from other expense of $0.3 million in Fiscal 2004. The increase in other income in Fiscal 2005 is primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Decrease in gain on extinguishment of bank debt	$ -	$ -	$ (1.3)	$ (1.3)
Decrease in loss on early redemption of preferred stock	-	-	1.7	1.7
Increase in gain on disposal of assets	-	-	0.2	0.2
Increase in interest income	-	-	0.7	0.7
Decrease in other expense	-	-	(0.1)	(0.1)
	$ -	$ -	$ 1.2	$ 1.2

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

Income Taxes. The Company recorded income tax expense of $3.2 million for Fiscal 2005, compared to income tax expense of $9.2 million recorded in Fiscal 2004, a decrease of $6.0 million (65.2%), primarily due to the decreased pre-tax earnings of the Company in Fiscal 2005. The effective tax rate of 29.3% for 2005 differed from the statutory rate of 34% primarily due to the reversal of approximately $700,000 in reserves for tax contingencies as a result of the expiration of the statute of limitations for these contingencies. The impact of state income taxes for 2005 of $0.4 million was offset by certain state tax credits recorded in 2005 of $0.3 million. The effective tax rate of 39.3% for 2004 differed from the statutory rate of 35% primarily due to state income taxes.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

On April 7, 2006, the Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders that replaced the senior credit agreement executed in April 2004. The principal components of the Credit Agreement consist of the following.

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term of five years and matures on April 7, 2011.

•
As of December 30, 2006, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.

•
The Credit Agreement bears interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus ½ of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans bear interest at a rate per annum based on the then-applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

•
The Credit Agreement provided sufficient liquidity to complete the Transaction and to retire the Company’s senior subordinated notes. Additionally, the Credit Agreement has an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock (all of which are subject to the terms of the Credit Agreement) than the Company’s prior credit facility.

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

The Company’s Credit Agreement consists of the following elements at December 30, 2006 (in thousands):
Credit Agreement:
Term Loan	$47,500
Revolving Credit Facility:
Maximum availability	$125,000
Borrowings outstanding	35,500
Letters of credit issued	18,391
Availability	$71,109

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Darling National”), and are secured by substantially all of the property of the Company and Darling National, including a pledge of all equity interests in Darling National. As of December 30, 2006, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the Company’s December 30, 2006 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On December 30, 2006, the Company had working capital of $17.9 million and its working capital ratio was 1.31 to 1 compared to working capital of $40.4 million and a working capital ratio of 1.95 to 1 on December 31, 2005. At December 30, 2006, the Company had unrestricted cash of $5.3 million and funds available under the revolving credit facility of $71.1 million, compared to unrestricted cash of $36.0 million and funds available under the revolving credit facility of $35.1 million at December 31, 2005.

Net cash provided by operating activities was $28.8 million and $24.6 million for the fiscal years ended December 30, 2006 and December 31, 2005, respectively, an increase of $4.2 million, primarily due to an increase in non-cash expenses included in net income of approximately $6.3 million and changes in operating assets and liabilities, which includes a reduction in accounts receivable of approximately $3.6 million, a reduction in accounts payable of approximately $2.6 million and an increase in prepaid expenses of approximately $4.1 million. Cash used by investing activities was $91.2 million during Fiscal 2006, compared to $20.6 million in Fiscal 2005, an increase of $70.6 million, primarily due to $80.2 million in cash used for the Transaction. Net cash provided by financing activities was $31.7 million in the year ended December 30, 2006 compared to cash used of $5.2 million in the year ended December 31, 2005, an increase of cash provided of $36.9 million, principally due to borrowing related to the acquisition of NBP in the second quarter of Fiscal 2006.

Capital expenditures of $11.8 million were made during Fiscal 2006 as compared to $21.4 million in Fiscal 2005, a decrease of $9.6 million (44.9%) primarily due to less expenditures in Fiscal 2006 on two major projects at the Fresno, California and Wahoo, Nebraska facilities that were identified over normal maintenance and compliance capital expenditures in Fiscal 2005. Capital expenditures related to compliance with environmental regulations were $0.8 million in Fiscal 2006, $1.9 million in Fiscal 2005 and $1.5 million in Fiscal 2004. In addition, the Company continues to explore various alternatives in regards to the use of its end products in bio-fuel renewable energies.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at December 30, 2006, will be due during the next twelve months, consisting of scheduled quarterly installment payments of $1.25 million.

On April 7, 2006, the Company repaid the balance on the term loan facility under the old senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2006, the Company has accrued approximately $5.7 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 30, 2006. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make $0.5 million in payments in order to meet minimum pension funding requirements during fiscal 2007. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law and goes into effect in January 2008. The stated goal of the PPA is to improve the funding of pension plans. Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines. The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Current information with respect to the Company’s proportionate share of the over and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available. The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old. The Company has no ability to compel the plan trustees to provide more current information. While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate, the amounts could be material.

The Company has the ability to burn alternative fuels at some of its plants to help manage the Company’s exposure to high natural gas prices. Due to high natural gas costs, during Fiscal 2006 the Company used alternative fuels at some of its plants that have the ability to burn alternative fuels. The Company expects to continue to burn alternative fuels at these plants in future periods as long as natural gas prices remain high. In addition, the Company began to file in the fourth quarter of 2006 with the government for the Alternative Fuel Mixture Tax Credits that started on October 1, 2006 for the use of alternative fuel mixtures related to the Company’s burning fat to fuel boilers. If the Company’s application to the IRS for the utilization of Alternative Fuel Mixture Tax Credits in fiscal 2007 is approved, the recovery amounts received by the Company related to the fourth quarter of 2006 was insignificant. Depending on natural gas prices and the market price of fat in fiscal 2007 the Company will make the decision on whether to burn fat or natural gas based on their respective prices. If the Company’s application to the IRS for the utilization of Alternative Fuel Mixture Tax Credits is approved, the recovery amounts received, if any, from the government for Alternative Fuel Mixture Tax Credits in fiscal 2007 could be material.

The Company’s management believes that cash flows from operating activities consistent with the current level in Fiscal 2006, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance related capital expenditures through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as; any additional occurrence of BSE in the U.S. or elsewhere; the occurrence of Bird Flu in the U.S.; reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified BSE or Bird Flu regulations); increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in 2007 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2006 are indicative of the future cash flows from operating activities which will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include opportunistic capital expenditures and/or acquisitions, investments in response to governmental regulations relating to BSE or other regulations, unforeseen problems relating to the integration of NBP, and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of further disruption in international sales, a decline in commodities prices, or further increases in energy prices resulting from the ongoing war with Iraq and the subsequent political instability and uncertainty and the impact of the Pension Protection Act of 2006 has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of these events, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 30, 2006 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$ 83,004	$ 5,004	$ 10,000	$45,500	$ 22,500
Operating lease obligations	36,052	8,269	12,402	5,630	9,751
Estimated accrued interest payable	25,891	6,241	11,379	7,803	468
Purchase commitments	5,205	5,205	-	-	-
Pension funding obligation (a)	536	536	-	-	-
Other long-term liabilities	392	159	233	-	-
Total	$151,080	$25,414	$34,014	$58,933	$32,719

(a) Pension funding requirements are determined annually based upon a third party actuarial estimate. The Company expects to contribute $0.5 million to its pension plan in fiscal 2007. The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $18.7 million at the end of Fiscal 2006. The Company knows that three of the multi-employer pension plans to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while we have no ability to calculate a possible current liability for the under-funded multi-employer plans to which the Company contributes, the amounts could be material.

The Company’s off-balance sheet contractual obligations and commercial commitments as of December 30, 2006 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 30, 2006.

Other commercial commitments:
Standby letters of credit	$ 18,391
Total other commercial commitments:	$ 18,391

OFF BALANCE SHEET OBLIGATIONS

Based upon underlying purchase agreements, the Company has commitments to purchase $5.2 million of finished products and natural gas during fiscal 2007, which are not included in liabilities on the Company’s balance sheet at December 30, 2006. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2007, in accordance with accounting principles generally accepted in the U.S.

Based upon underlying lease agreements, the Company expects to pay approximately $8.3 million in operating lease obligations during fiscal 2007 which are not included in liabilities on the Company’s balance sheet at December 30, 2006. This amount includes amounts related to the obligations assumed in connections with the Transaction. These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in this report.

Certain of the policies require management to make significant and subjective estimates or assumptions these may deviate from actual results. In particular, management makes estimates regarding valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, self-insurance, environmental and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $14.6 million and $6.6 million at December 30, 2006 and December 31, 2005, respectively. The increase in inventory balances is primarily due to the Transaction.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $16.1 million, $11.9 million and $11.3 million in fiscal years ending December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The increase in depreciation expense as compared to historical amounts is primarily due to the Transaction.

The Company’s intangible assets, including permits, routes and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Intangible asset amortization expense was approximately $4.6 million, $3.9 million and $3.9 million in fiscal years ending December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The increase in intangible amortization expense as compared to historical amounts is primarily due to the Transaction.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The net book value of property, plant and equipment was approximately $132.1 million and $85.2 million at December 30, 2006 and December 31, 2005, respectively. The net book value of intangible assets was approximately $33.7 million and $12.5 million at December 30, 2006 and December 31, 2005, respectively. The increase in property, plant and equipment, and intangible assets is primarily due to the Transaction.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of reporting unit assets exceeds the estimated fair value of reporting unit assets. For purposes of evaluating impairment of goodwill, the Company estimates fair value of reporting unit assets at each reporting unit, based upon future discounted net cash flows from use of those assets. In calculating these estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each reporting unit with recorded goodwill. The estimates of fair value of assets at these reporting units and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the reporting units with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units. Goodwill was approximately $71.9 million and $4.4 million at December 30, 2006 and December 31, 2005, respectively. The increase in goodwill is due to the Transaction.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $21.5 million and $15.0 million at December 30, 2006 and December 31, 2005, respectively. The increase in the reserve for self insurance, environmental and litigation contingencies included in accrued expenses, and other non-current liabilities is primarily due to the acquisition of substantially all of the assets of NBP.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation. The Company considered the Citigroup Pension Discount Liability Index (5.83% as of October 1, 2006) as well as the Lehman A/AA/AAA Indices which combined to average 5.78% as of October 1, 2006. With estimated liability payment streams under the plans being 30 to 40 years out and no bonds available with maturity dates that far into the future, but with the yield curve historically flat, the Company believes it is appropriate to reference from the Citigroup and Lehman bond rates. The weighted average discount rate was 5.75% and 5.5% at October 1 in Fiscal 2006 and Fiscal 2005, respectively. The net periodic benefit cost for fiscal 2007 would increase by approximately $0.8 million if the discount rate was 0.5% lower at 5.25%. The net periodic benefit cost for fiscal 2007 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at 6.25%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets. The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time. The weighted average expected return on pension plan assets was 8.38% and 8.75% for Fiscal 2006 and Fiscal 2005, respectively.

The Company has recorded a pension liability of approximately $18.7 million and $14.6 million at December 30, 2006 and December 31, 2005, respectively. The Company’s net pension cost was approximately $3.7 million, $3.2 million and $2.7 million for the fiscal years ending December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability and in future utilization of deferred tax assets that arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $9.4 million and $19.1 million at December 30, 2006 and December 31, 2005, respectively. The decrease in the Company’s valuation allowance is primarily due to the expiration of the Company’s ability to utilize its net operating losses.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, using the modified prospective method. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants. The Company recorded compensation expense related to stock options expense for the year ended December 30, 2006 of approximately $0.5 million. Prior to adopting SFAS 123(R) the Company accounted for its stock options under APB Opinion No. 25 and related interpretations, which utilized the intrinsic value method. Under the intrinsic-value method compensation expense is recorded only to the extent that the grant price is less than market on the measurement date. Accordingly, the Company would have recorded additional compensation expense of $0.6 million for the years ended December 31, 2005 and January 1, 2005, respectively, had the Company accounted for stock options using the fair value-based method.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify uncorrected misstatements using both the “rollover” and “iron curtain” methods, with adjustment required if either method results in a misstatement that is material. The Company has identified a $2.8 million overstatement of income tax liabilities. The Company has not been able to determine how these excess liabilities arose; however, the Company has determined that these liabilities were recorded prior to 2002. The Company had previously concluded that the $2.8 million misstatement was immaterial using the rollover method for evaluating misstatements. As a result of adopting SAB 108, the Company has corrected the misstatement by recording a cumulative effect adjustment to retained earnings at the beginning of Fiscal 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Based on the funded status of the Company’s pension plans as of December 30, 2006, the adoption of SFAS 158 increased the Company’s total assets by approximately $2.2 million, increased total liabilities by approximately $6.7 million and reduced total stockholder’s equity by approximately $4.5 million, net of taxes. The adoption of funded status portion of SFAS 158 did not affect the Company’s results of operations. SFAS 158 also requires the Company to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company has not adopted the measurement provision of SFAS 158 as of December 30, 2006. The Company does not expect the impact of the change in measurement date, when adopted, to have a material impact on the consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties. The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the section entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control; the impact of the Pension Protection Act of 2006 and BSE and its impact on finished product prices, export markets and government regulation are still evolving and are beyond the Company’s control. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply and the price of natural gas used in the Company’s plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. The interest rate swaps are subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company’s natural gas instruments are not subject to the requirements of SFAS 133, because the natural gas instruments qualify as normal purchases as defined in the SFAS 133. The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133. Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly. The First swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The Company’s receive rate on each swap agreement is based on three-month LIBOR. At December 30, 2006, the fair value of these interest swap agreements was $0.7 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of December 30, 2006, the Company had forward purchase agreements in place for purchases of approximately $4.8 million of natural gas for the months of January 2007 through March 2007. As of December 30, 2006, the Company had forward purchase agreements in place for purchases of approximately $0.4 million of finished product in the month of January 2007.

Interest Rate Sensitivity

The Company’s obligations subject to fixed or variable interest rates include (in thousands, except interest rates):
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$ 4	$ 4	$ -	$ -	$ -
Average interest rate	4.90%	4.90%	-	-	-
Variable rate	83,000	5,000	10,000	45,500	22,500
Average interest rate	7.25%	7.13%	7.13%	7.35%	7.13%
Total	$ 83,004	$ 5,004	$ 10,000	$ 45,500	$ 22,500

The Company’s fixed rate debt obligations consist of an equipment note that accrues interest at an annual fixed rate of 4.90%. This obligation is not affected by changes in interest rates.

The Company has $83.0 million in variable rate debt, which includes $47.5 million whose interest risk is hedged by interest rate swaps discussed above, that represents the balance outstanding at December 30, 2006 under the Credit Agreement. The remaining portion of the Company’s debt equaling $35.5 million is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $0.4 million in fiscal 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44
Consolidated Balance Sheets -
December 30, 2006 and December 31, 2005	46
Consolidated Statements of Operations -
Three years ended December 30, 2006	47
Consolidated Statements of Stockholders’ Equity -
Three years ended December 30, 2006	48
Consolidated Statements of Cash Flows -
Three years ended December 30, 2006	49
Notes to Consolidated Financial Statements	50

Financial Statement Schedule:
II - Valuation and Qualifying Accounts -
Three years ended December 30, 2006	76

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. As discussed in Note 18 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. As discussed in Note 13 to the consolidated financial statements, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Darling International Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/   KPMG LLP

Dallas, Texas
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(a)), that Darling International Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Darling International Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Darling International Inc. acquired substantially all of the assets of National By Products, LLC ("NBP") during 2006, and management excluded from its assessment of the effectiveness of Darling International Inc.’s internal control over financial reporting as of December 30, 2006, NBP's internal control over financial reporting associated with total assets of $159 million and total revenues of $118 million included in the consolidated financial statements of Darling International Inc. and subsidiaries as of and for the year ended December 30, 2006. Our audit of internal control over financial reporting of Darling International Inc. also excluded an evaluation of the internal control over financial reporting of NBP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

 /s/    KPMG LLP

Dallas, Texas
March 15, 2007

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2006 and December 31, 2005
(in thousands, except share and per share data)

ASSETS	December 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$5,281	$36,000
Restricted cash	480	2,349
Accounts receivable, less allowance for bad debts of $1,639 at December 30, 2006 and $728 at December 31, 2005	42,381	25,886
Inventories	14,562	6,601
Other current assets	5,036	6,237
Deferred income taxes	6,921	6,002
Total current assets	74,661	83,075

Property, plant and equipment, net	132,149	85,178
Intangible assets, less accumulated amortization of $37,599 at December 30, 2006 and
$33,047 at December 31, 2005	33,657	12,469
Goodwill	71,856	4,429
Other assets	6,683	5,621
Deferred income taxes	1,800	-
	$320,806	$190,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,004	$5,026
Accounts payable, principally trade	17,473	12,264
Accrued expenses	34,319	25,378
Total current liabilities	56,796	42,668

Long-term debt, net	78,000	44,502
Other noncurrent liabilities	34,685	27,372
Deferred income taxes	-	2,550
Total liabilities	169,481	117,092

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized,
80,875,453 and 64,458,410 shares issued
at December 30, 2006 and December 31, 2005, respectively	809	644
Additional paid-in capital	150,045	79,370
Treasury stock, at cost; 21,000 shares at December 30, 2006 and December 31, 2005	(172)	(172)
Accumulated other comprehensive loss	(11,733)	(9,282)
Accumulated earnings	12,376	4,447
Unearned compensation	-	(1,327)
Total stockholders’ equity	151,325	73,680
	$320,806	$190,772

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 30, 2006
(in thousands, except per share data)

	December 30, 2006	December 31, 2005	January 1, 2005

Net sales	$406,990	$308,867	$320,229
Costs and expenses:
Cost of sales and operating expenses	321,416	241,707	237,925
Selling, general and administrative expenses	45,649	35,240	36,509
Depreciation and amortization	20,686	15,787	15,224
Total costs and expenses	387,751	292,734	289,658
Operating income	19,239	16,133	30,571

Other income/(expense):
Interest expense	(7,184)	(6,157)	(6,759)
Other, net	(4,682)	903	(299)
Total other income/(expense)	(11,866)	(5,254)	(7,058)

Income from continuing operations before income taxes	7,373	10,879	23,513
Income taxes	2,266	3,184	9,245
Income from continuing operations	5,107	7,695	14,268

Income/(loss) from discontinued operations, net of tax	-	46	(376)

Net income	$5,107	$7,741	$13,892

Basic and diluted earnings per share:
Continuing operations	$0.07	$0.12	$0.22
Discontinued operations	-	-	-
Total	$0.07	$0.12	$0.22

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 30, 2006
(in thousands, except share data)

	Common	Stock
	Number of Outstanding Shares	$0.1 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accmulated Deficit)	Unearned Compensation	Total Stockholders' Equity/(Deficit)
Balances at January 3, 2004	63,633,240	$ 637	$ 77,179	$ (172)	$ (5,176)	$ (17,186)	$ -	$ 55,282
Net income	-	-	-	-	-	13,892	-	13,892
Minimum pension liability adjustment, net of tax	-	-	-	-	(1,958)	-	-	(1,958)
Natural gas hedge derivative adjustment	-	-	-	-	(197)	-	-	(197)
Total comprehensive income	-	-	-	-	-	-	-	11,737
Issuance of common stock	264,106	2	214	-	-	-	-	216
Balances at January 1, 2005	63,897,346	$ 639	$ 77,393	$ (172)	$ (7,331)	$ (3,294)	$ -	$ 67,235
Net income	-	-	-	-	-	7,741	-	7,741
Minimum pension liability adjustment, net of tax	-	-	-	-	(2,148)	-	-	(2,148)
Natural gas hedge derivative adjustment	-	-	-	-	197	-	-	197
Total comprehensive income	-	-	-	-	-	-	-	5,790
Issuance of non-vested stock	489,150	5	1,923	-	-	-	(1,928)	-
Amortization of unearned compensation	-	-	-	-	-	-	601	601
Issuance of common stock	50,914	-	54	-	-	-	-	54
Balances at December 31, 2005	64,437,410	$ 644	$ 79,370	$ (172)	$ (9,282)	$ 4,447	$ (1,327)	$ 73,680
Net income	-	-	-	-	-	5,107	- -	5,107
Pension liability adjustment, net of tax	-	-	-	-	(2,043)	-	-	(2,043)
Interest rate swap derivative adjustment, net of tax	-	-	-	-	(408)	-	-	(408)
Total comprehensive income	-	-	-	-	-	-	-	2,656
Adjustment to opening stockholders’ equity	-	-	-	-	-	2,822	-	2,822
Adjustment to initially apply SFAS No. 123R	-	-	(1,327)	-	-	-	1,327	-
Stock-based compensation	-	-	1,488	-	-	-	-	1,488
Tax benefits associated with stock-based compensation	-	-	50	-	-	-	-	50
Issuance of common stock	16,417,043	165	70,464	-	-	-	-	70,629
Balances at December 30, 2006	80,854,453	$ 809	$150,045	$ (172)	$(11,733)	$ 12,376	$ -	$151,325

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 30, 2006
(in thousands)

	December 30, 2006	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$5,107	$7,741	$13,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,686	15,787	15,224
Deferred income taxes	(3,929)	(3,850)	779
Gain on sale of assets	(42)	(555)	(364)
Increase in long-term pension liability	3,379	2,863	3,190
Stock-based compensation expense	1,588	601	-
Write-off deferred loan costs	2,569	-	-
Gain on early retirement of debt	-	-	(1,306)
Loss on early redemption of preferred stock	-	-	1,678
Changes in operating assets and liabilities, net of effects from acquisition:
Restricted cash	1,869	30	(1,799)
Accounts receivable	(2,787)	793	2,702
Inventories and prepaid expenses	867	(3,074)	2,621
Accounts payable and accrued expenses	(1,336)	1,276	3,297
Other	861	2,926	(1,421)
Net cash provided/(used) by discontinued operations	-	46	(370)
Net cash provided by operating activities	28,832	24,584	38,123
Cash flows from investing activities:
Capital expenditures	(11,800)	(21,406)	(13,312)
Acquisition of NBP, net of cash acquired	(80,166)	-	-
Gross proceeds from sale of property, plant and equipment and other assets	739	1,115	589
Payments related to routes and other intangibles	-	(347)	(428)
Net cash used in investing activities	(91,227)	(20,638)	(13,151)

Cash flows from financing activities:
Proceeds from long-term debt	126,500	-	92,302
Payments on long-term debt	(93,024)	(5,030)	(91,354)
Contract payments	(245)	(178)	(177)
Deferred loan costs	(1,634)	(41)	(2,209)
Redemption of preferred stock	-	-	(10,000)
Payment of preferred dividends	-	-	(1,240)
Issuance of common stock	29	54	152
Excess tax benefits from stock-based compensation	50	-	-
Net cash provided/(used) in financing activities	31,676	(5,195)	(12,526)

Net increase/(decrease) in cash and cash equivalents	(30,719)	(1,249)	12,446
Cash and cash equivalents at beginning of year	36,000	37,249	24,803
Cash and cash equivalents at end of year	$5,281	$36,000	$37,249

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,345	$5,765	$5,879
Income taxes, net of refunds	$2,684	$3,859	$8,104

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation (“Darling”), is a recycler of food and animal by-products and provides grease trap services to food service establishments. Darling collects and recycles animal by-products and used cooking oil from food service establishments. Darling processes raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. Darling sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, leather goods, livestock feed and bio-fuels for use as ingredients in their products or for further processing. As further discussed in Note 3, on May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets of National By-Products, LLC, an Iowa limited liability company (“NBP”). Darling and its subsidiaries, including Darling National, are collectively referred to herein as (the Company). The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s segments, see Note 16.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As disclosed in Note 6, the operations of the London, Ontario, Canada facility, as defined below, are classified as discontinued operations.

(2)
Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 30, 2006, the 52 weeks ended December 31, 2005, and the 52 weeks ended January 1, 2005.

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

Maintenance and repairs are charged to expense as incurred and expenditures for major renewals and improvements are capitalized.

(5)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

The fair values of the Company’s reporting units containing goodwill exceed the related carrying values; consequently, there has been no impairment of goodwill for the periods presented. Goodwill was approximately $71.9 million and $4.4 million at December 30, 2006 and December 31, 2005, respectively.

Intangible assets subject to amortization consist of: 1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products; 2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; and 4) royalty and consulting agreements. Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from: 8-20 years for collection routes; 20 years for permits; and 3-10 years for non-compete covenants.

The gross carrying amount of intangible assets subject to amortization include (in thousands):

	December 30, 2006	December 31, 2005
Intangible Assets:
Routes	$47,987	$42,887
Permits	20,500	-
Non-compete agreements	2,356	2,216
Royalty and consulting agreements	413	413
	71,256	45,516
Accumulated Amortization:
Routes	(34,779)	(31,175)
Permits	(650)	-
Non-compete agreements	(1,880)	(1,602)
Royalty and consulting agreements	(290)	(270)
	(37,599)	(33,047)
Intangible assets, less accumulated amortization	$33,657	$12,469

Amortization expense for the three years ended December 30, 2006, December 31, 2005 and January 1, 2005, was approximately $4,552,000, $3,884,000 and $3,879,000, respectively. Amortization expense for the next five fiscal years is estimated to be $4,869,000, $4,906,000, $2,038,000, $1,783,000 and $1,531,000.

(6)	Environmental Expenditures

Environmental expenditures incurred to mitigate or prevent environmental impacts that has yet to occur and that otherwise may result from future operations are capitalized. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenues are expensed or charged against established environmental reserves. Reserves are established when environmental impacts have been identified which are probable to require mitigation and/or remediation and the costs are reasonably estimable.

(7)	Income Taxes

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

(8)	Net Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares determined using the treasury stock method.

                            Net Income per Common Share (in thousands)

		December 30, 2006			December 31, 2005			January 1, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Income from continuing operations	$5,107	74,310	$0.07	$7,695	63,929	$0.12	$14,268	63,840	$0.22
Income/(loss) from discontinued
operations, net of tax	–	74,310	–	46	63,929	–	(376)	63,840	–
Net income	5,107	74,310	0.07	7,741	63,929	0.12	13,892	63,840	0.22

Diluted:
Effect of Dilutive Securities
Add: Option shares in the money and
dilutive effect of restricted stock	–	1,264	–	–	1,053	–	–	1,079	–
Less: Pro-forma treasury shares	–	(315)	–	–	(457)	–	–	(456)	–

Income from continuing operations	$5,107	75,259	$0.07	$7,695	64,525	$0.12	$14,268	64,463	$0.22
Income/(loss) from discontinued
operations, net of tax	–	75,259	–	46	64,525	–	(376)	64,463	–
Net income	$5,107	75,259	$0.07	$7,741	64,525	$0.12	$13,892	64,463	$0.22

For fiscal 2006, 2005 and 2004, respectively, 771,950, 726,092 and 195,879 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For fiscal 2006, 2005 and 2004, respectively, 248,848, 286,168 and zero shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive. For fiscal 2006, 2005 and 2004, respectively, 99,821, zero and zero shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

(9)	Stock Option Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006. As a result of adopting SFAS 123(R), for the year ended December 30, 2006, the Company recorded additional stock option expense of approximately $0.5 million, which reduced income from continuing operations and income before income taxes by approximately $0.5 million, reduced net income by $0.4 million, and reduced basic and diluted earnings per share by $0.01 per share. Total stock-based compensation recognized under SFAS 123(R) in the statement of operations for the year ended December 30, 2006 was approximately $1.6 million, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.6 million. For the year ended December 31, 2005, approximately $0.6 million in equity-based compensation expense and the related deferred tax benefit of $0.2 million were recognized in the Company’s financial statements. There was no equity-based compensation expense recognized in the Company’s financial statements for the year ended January 1, 2005. See Note 12 for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result of adopting FAS 123(R), for the year ended December 30, 2006, the Company recognized $50,000 in such tax deductions, which were recorded as an increase in financing cash flows and a reduction in operating cash flows.

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

	December 31, 2005	January 1, 2005
Reported net income	$7,741	$13,892
Add: Stock-based employee compensation expense included in reported net income, net of tax	391	-
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(973)	(569)
Pro forma net income	$7,159	$13,323
Earnings per share:
Basic - as reported	$0.12	$0.22
Basic - pro forma	$0.11	$0.21

Diluted - as reported	$0.12	$0.22
Diluted - pro forma	$0.11	$0.21

The fair value of each stock option grant under the Company’s stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2005 and 2004. There were no options granted during fiscal 2006.

Weighted Average	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.94%	3.86%
Expected term	5.9 years	10 years
Expected volatility	55.0%	100.32%
Fair value of options granted	$2.04	$3.56

The expected lives for options granted during 2005 were computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.

At December 30, 2006, $1.5 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.3 years.

(10)	Statements of Cash Flows The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

(11)
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

If it is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that exist at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements, the Company will disclose the nature of the uncertainty and include an indication that it is at least reasonably possible that a change in the estimate will occur in the near term. If the estimate involves a loss contingency covered by FASB Statement No. 5, the disclosure will also include an estimate of the possible loss or range of loss or state that an estimate cannot be made.

(12)
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”). The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and requires the classification of operating results of discontinued operations to be separately presented, net of tax, within the statement of operations.

(13)
Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. In addition, the carrying amount of the Company’s outstanding borrowings under the Credit Agreement described in Notes 2 and 9 approximates the fair value due to the floating interest rates on the borrowings.

(14)
Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. The Company does not use derivative instruments for trading purposes.

Under Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133. Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Company’s credit agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly. The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility. The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility. The Company’s receive rate on each swap agreement is based on three-month LIBOR. At December 30, 2006, the fair value of these interest swap agreements was $0.7 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustment recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the year ended December 30, 2006 is as follows (in thousands):

2006
Derivative adjustment included in accumulated other comprehensive loss at December 31, 2005	$ -
Net change arising from current period hedging transactions	404
Reclassifications into earnings	4
Accumulated other comprehensive loss at December 30, 2006 (a)	$ 408

(a) Reported as accumulated other comprehensive loss of approximately $0.7 million recorded net of taxes of approximately $0.3 million at December 30, 2006.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 30, 2006 into earnings in fiscal 2007 will be insignificant.

At December 30, 2006, the Company has forward purchase agreements in place for purchases of approximately $4.8 million of natural gas for the months of January through March of 2007. These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(15)
Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components. In accordance with SFAS 130, the Company has presented the components of comprehensive income in its consolidated statements of stockholders’ equity.

(16)
Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

(17)
Discontinued Operations

At a scheduled meeting held during the fourth quarter of 2004, the Company’s board of directors approved a plan for the Company to dispose of its operations at London, Ontario, Canada. Results of operations of the London facility were previously included in results of the Company’s rendering segment and have been reclassified to income/(loss) from discontinued operations in the accompanying consolidated statements of operations, as discussed elsewhere herein.

NOTE 2.	FINANCING

(a)	Credit Agreement and Former Senior Credit Agreement

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 which replaces the former senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. As of December 30, 2006, the Company has borrowed all $50.0 million under the term loan facility which provides for quarterly scheduled amortization payments of $1.25 million over the six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the term loan facility under the Credit Agreement were used for the payment of a portion of the cash consideration for the acquisition of substantially all of the assets of NBP. The proceeds of the revolving credit facility may be used for: (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness; (ii) financing the working capital needs of the Company and its subsidiaries; and (iii) other general corporate purposes. A portion of the revolving credit facility was used to pay a portion of the acquisition of the assets of NBP. See Note 3 for further discussion regarding the acquisition of substantially all of the assets of NBP.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. At December 30, 2006 under the Credit Agreement, the interest rate for the $47.5 million term loan that was outstanding was based on LIBOR plus a margin of 1.75% per annum for a total of 7.125% per annum. The interest rate for $30.0 million of the revolving loan amount outstanding was based on LIBOR plus a margin of 1.75% per annum for a total of 7.125%, and the remaining $5.5 million under the revolving loan amount was based on prime plus a margin of 0.75% per annum for a total of 9.00% per annum. On April 7, 2006, the Company repaid the balance on the term facility under the former senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

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

On April 2, 2004, proceeds from the former senior credit agreement and cash on hand were used to redeem the Company’s preferred stock at face value of $10.0 million plus accumulated preferred dividends of approximately $1.2 million, for a total aggregate consideration of $11.2 million. The preferred stock had a carrying value of approximately $9.5 million at April 3, 2004. Consequently, redemption of the preferred stock and accumulated dividends during the second quarter of 2004 resulted in a loss on extinguishment of approximately $1.7 million, which is included in other expense.

On May 13, 2002, the Company consummated a recapitalization and executed an amended and restated credit agreement with its lenders. The 2002 amended and restated credit agreement reflects the effect of applying the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). SFAS 15 requires that the previously existing amount of debt owed by the Company to the lenders be reduced by the fair value of the equity interest granted and that no gain from restructuring the Company’s bank debt be recognized. As a result, the carrying amount of the debt of $20.6 million exceeded its contractual amount of $18.3 million by $2.3 million at January 3, 2004. The outstanding balance of the 2002 amended and restated credit agreement at April 2, 2004 of approximately $20.1 million was reduced to zero through a payment of approximately $18.0 million in cash proceeds from the former senior credit agreement. The remaining balance related to the SFAS 15 effect of approximately $2.1 million was recorded as a gain on early retirement of debt, included in other income in the operating statement, net of related deferred loan costs of approximately $0.8 million, also extinguished upon payment of the related debt, which results in a net gain on early retirement of debt of approximately $1.3 million recorded in the first quarter of fiscal 2004.

(b)	Senior Subordinated Notes

On December 31, 2003, the Company issued senior subordinated notes in the principal amount of $35.0 million. On June 1, 2006, the Company retired the senior subordinated notes using money available under the Credit Agreement and incurred charges of $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

The Company’s Credit Agreement, former senior credit agreement and senior subordinated notes consisted of the following elements at December 30, 2006 and December 31, 2005, respectively (in thousands):

	December 30, 2006	December 31, 2005
Credit and Former Senior Credit Agreement:
Term Loan	$ 47,500	$ 14,500
Revolving Credit Facility:
Maximum availability	$ 125,000	$ 50,000
Borrowings outstanding	35,500	-
Letters of credit issued	18,391	14,872
Availability	$ 71,109	$ 35,128
Senior Subordinated Notes Payable:	$ -	$ 35,000

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National. As of December 30, 2006, the Company was in compliance with all the covenants contained in the Credit Agreement.

NOTE 3.	ACQUISITION

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

As a result of the Transaction, effective May 15, 2006, the Company began including the operations of NBP into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Transaction had occurred on January 2, 2005 for the periods presented (unaudited) (in thousands, except per share data):

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Transaction actually occurred on January 2, 2005.

	December 30, 2006	December 31, 2005
Net sales	$480,347	$497,039
Income from continuing operations	9,194	18,040
Net income	9,194	18,086
Earnings per share
Basic and diluted	$ 0.11	$ 0.22

The Transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations related to the Transaction have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the Transaction totaled $150.7 million and comprises $70.9 million in cash (before transaction costs and expenses), additional cash consideration of $3.5 million for working capital, transaction costs of $5.8 million and the issuance of approximately 16.3 million shares of Darling common stock valued at $70.5 million. The asset purchase agreement contains a true-up adjustment in which additional shares (“Contingent Shares”) may be issuable to NBP based on Darling’s stock price for an average of 90 days ending on the last day of the 13th month following the date of closing (the “True-up Market Price”). To the extent the True-up Market Price exceeds $4.31, no Contingent Shares will be issuable. If the True-up Market Price is less than $4.31, the number of Contingent Shares issuable is determined by dividing the “Value Gap” by the greater of $3.60 and the True-up Market Price.

The Value Gap is determined by multiplying the number of shares issued at closing by the excess of (i) $4.31 over (ii) the greater of the True-up Market Price and $3.60. Only holders of shares that were issued at closing and have not been transferred (except by gift or into trust) as of the date used to calculate the True-up Market Price will be eligible to receive Contingent Shares.

As the price of Darling’s common stock on December 30, 2006 exceeded $4.31, there is currently no Value Gap. However, the Value Gap used to calculate the Contingent Shares will not be known until the True-up Market Price is determined. In accordance with Emerging Issues Task Force 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination (“EITF 97-15”), the value of the Contingent Shares issued, if any, will be recorded in stockholders’ equity.

In accordance with EITF 97-15, the 16.3 million shares of common stock issued by Darling to the seller were valued at $70.5 million, which represents the lowest value at which additional consideration would not be required to be issued.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of May 15, 2006 (in thousands):

Accounts receivable, net	$13,708
Inventory, net	7,184
Other current assets	135
Deferred tax asset	425
Identifiable intangibles	25,740
Property and equipment	51,892
Goodwill	68,343
Accounts payable	(7,837)
Accrued expenses	(7,650)
Other liabilities	(1,274)
Purchase price	$150,666

As a result of the acquisition of NBP, the Company reduced its valuation allowance for pre-acquisition deferred tax assets of approximately $0.9 million, resulting in a reduction of the $68.3 million of goodwill to $67.4 million.

The $67.4 million of goodwill was assigned to the rendering and restaurant services segments in the amounts of $53.0 million and $14.4 million, respectively. Of the total amount, $62.0 million is expected to be deductible for tax purposes. Identifiable intangibles include $5.1 million in routes with a weighted average useful life of 20 years, $20.5 million in permits with a weighted average useful life of 20 years, and $0.1 million in non-compete agreements with a useful life of 5 years.

NOTE 4.	INVENTORIES

A summary of inventories follows (in thousands):
	December 30, 2006	December 31, 2005
Finished product	$11,909	$4,904
Supplies and other	2,653	1,697
	$14,562	$6,601

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):
	December 30, 2006	December 31, 2005
Land	$17,971	$11,234
Buildings and improvements	44,450	31,149
Machinery and equipment	195,702	166,973
Vehicles	54,960	42,957
Construction in process	3,127	6,136
	316,210	258,449
Accumulated depreciation	(184,061)	(173,271)
	$132,149	$85,178

NOTE 6.	DISCONTINUED OPERATIONS

 Revenue, costs and expenses, net of applicable taxes of the London location for fiscal 2005 and 2004, are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2005	January 1, 2005
Net sales	$-	$685
Cost of sales and operating expenses	-	572
Selling, general and administrative	-	248
Depreciation and amortization	-	6
Total costs and expenses	-	826
Operating and pretax loss, now classified as loss from discontinued operations	-	(141)
Other income/(expense)	69	(442)
Income/(loss) before income taxes	69	(583)
Income tax (expense)/benefit	(23)	207
Income/(loss) from discontinued operations, net of tax	$46	$(376)

NOTE 7.	ACCRUED EXPENSES

 Accrued expenses consist of the following (in thousands):
	December 30, 2006	December 31, 2005
Compensation and benefits	$7,175	$4,719
Utilities and sewage	4,599	3,447
Accrued income, ad valorem, and franchise taxes	4,478	1,782
Reserve for self insurance, litigation, environmental and tax matters (Note 15)	6,414	5,422
Medical claims liability	3,494	2,808
Other accrued expense	8,159	7,200
	$34,319	$25,378

NOTE 8.	LEASES

The Company leases four plants and storage locations, three office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 30, 2006, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2007	$8,269
2008	6,927
2009	5,475
2010	3,461
2011	2,169
Thereafter	9,751
Total	$36,052

Rent expense for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $6.2 million, $5.5 million and $4.8 million, respectively.

NOTE 9.	DEBT

Debt consists of the following (in thousands):
	December 30, 2006	December 31, 2005
Credit and Former Senior Credit Agreement (Note 2):
Revolving Credit Facility	$35,500	$-
Term Loan	47,500	14,500
Senior Subordinated Notes	-	35,000
Other Notes	4	28
	83,004	49,528
Less Current Maturities	5,004	5,026
	$78,000	$44,502

Maturities of long-term debt at December 30, 2006 follow (in thousands):
Contractual Debt Payment
2007	$5,004
2008	5,000
2009	5,000
2010	5,000
2011	40,500
Thereafter	22,500
$83,004

Under the terms of the Credit Agreement, $5.0 million included in current maturities of debt at December 30, 2006, will be due during fiscal 2007, consisting of scheduled installment payments of $1.25 million due each quarter.

NOTE 10.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):
	December 30, 2006	December 31, 2005
Accrued pension liability	$18,698	$14,590
Reserve for self insurance, litagation, environmental and tax matters (Note 15)	15,087	12,389
Other	900	393
	$34,685	$27,372

NOTE 11.	INCOME TAXES

Income tax expense/(benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Federal	$4,294	$4,826	$7,265
State	523	176	1,201
Deferred:
Federal	(2,551)	(1,818)	779
	$2,266	$3,184	$9,245

Income tax expense for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
Computed “expected” tax expense	$2,581	$3,753	$8,230
State income taxes	273	393	729
Change in valuation allowance	-	-	(334)
Tax credits	(208)	(257)	-
Reversal of reserve for taxes	(272)	(700)	-
Other, net	(108)	(5)	620
	$2,266	$3,184	$9,245

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2006 and December 31, 2005 are presented below (in thousands):
	December 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$12,163	$21,179
Loss contingency reserves	6,938	5,583
Employee benefits	2,746	2,102
Pension	7,306	5,975
Other	2,279	1,102
Total gross deferred tax assets	31,432	35,941
Less valuation allowance	(9,416)	(19,086)
Net deferred tax assets	22,016	16,855
Deferred tax liabilities:
Intangible assets	(2,035)	(1,750)
Property, plant and equipment	(10,115)	(9,915)
Other	(1,145)	(1,738)
Total gross deferred tax liabilities	(13,295)	(13,403)
	$8,721	$3,452

At December 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25,810,000 expiring through 2020. The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations. As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization (see Note 2), utilization of its net operating loss carryforwards is limited to approximately $687,000 per year for the remaining life of the net operating losses.

The net change in the total valuation allowance was a decrease of $9,670,000 for the year ended December 30, 2006 due to the expiration of $8,693,000 NOL carryforwards and $916,000 attributable to the acquisition of NBP, recorded as an increase in goodwill. The Company believes that it is more likely than not that the additional taxable income attributable to NBP will result in the realization of $916,000 in net operating loss carryforwards.

NOTE 12.	STOCKHOLDERS’ EQUITY

On May 11, 2005, the shareholders approved the Company’s Omnibus Incentive 2004 Plan (the “2004 Plan”). The 2004 Plan replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company. Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards. There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed in the tables below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan. The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant. At December 31, 2006, the number of equity awards available for issuance under the 2004 Plan was 3,797,475.

The following is a summary of stock-based compensation granted during the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Nonqualified Stock Options. On March 26, 2004 and May 18, 2004, under the previous Non-Employee Director Stock Option Plan, the Company granted 16,000 and 4,000 nonqualified options to four directors and one director, respectively. The exercise price for these options was $2.86 and $3.65 per share (fair market value at grant date). On March 17, 2005, under the previous Non-Employee Director Stock Option Plan, the Company granted 20,000 nonqualified non-employee director stock options, in the aggregate, to five directors. The exercise price for these options was $4.04 per share (fair market value at grant date). Under the 2004 Plan, on May 11, 2005, the Company granted 4,000 nonqualified stock options to the non-employee director newly elected to the board by the stockholders. The exercise price for the May 11, 2005 stock options was $3.95 per share (fair market value at grant date). These options vest 25 percent six months after the grant date and 25 percent on each anniversary date thereafter.

On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 276,600 nonqualified stock options to four of the executive officers of the Company, that is the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities, (collectively with the Executive Vice President of Sales and Services these officers are are referred to in this note as “Named Executive Officers”). The nonqualified stock options at November 19, 2004 were issued at an exercise price of $4.16. This exercise price represents a 10% premium to the fair market value of the Company’s common stock at the issue date. On May 11, 2005, these issued stock options were authorized by the shareholders and made effective as a result of the approval of the 2004 Plan. Additionally, on June 16, 2005, the Company granted an aggregate 194,350 nonqualified stock options under the 2004 Plan to the Named Executive Officers at an exercise price of $3.94, which represented a 10% premium to the fair market value of the Company’s common stock at the grant date. The nonqualified stock options vest over a three-year period at 33-1/3 percent per year.

Incentive Stock Options. On August 13, 2004, under the previous Employee Flexible Stock Option Plan the Company granted 180,000 options. The exercise price for these options was $4.02 per share (fair market value at grant date). On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees. The exercise price was equal to the fair market value at the grant date of $3.58 per share. These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

A summary of stock option activity as of December 30, 2006 and changes during the year ended is presented below.

	Number of Shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 31, 2005	1,751,005	2.70
Granted	-	N/A
Exercised	(54,020)	0.50
Forfeited	(4,000)	3.85
Expired	(19,000)	7.95
Options outstanding at December 30, 2006	1,673,985	2.71	6.6 years
Options exercisable at December 30, 2006	1,322,717	2.38	6.2 years

For the years ended December 30, 2006 and December 31, 2005, the amount of cash received from the exercise of options and the related tax benefits was insignificant. The amount of cash received from the exercise of options and the related tax benefits for the year ended January 1, 2005 was approximately $0.2 million and $0.1 million, respectively. The total intrinsic value of options exercised for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was approximately $0.2 million, $0.1 million and $0.7 million, respectively. The fair value of shares vested for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was approximately $0.7 million, $0.6 million and none, respectively. At December 30, 2006, the aggregate intrinsic value of options outstanding was approximately $4.8 million and the aggregate intrinsic value of options exercisable was approximately $4.3 million.

Non-Vested Stock Awards. On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 non-vested stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities. On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective. Additionally, on June 16, 2005, the Company granted 11,950 non-vested stock awards to the Executive Vice President of Sales and Services. These non-vested stock awards contain vesting periods of four to six years from date of issuance. The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price. During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant. The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years.

On March 9, 2006, the Company’s board of directors approved the contingent issuance of 296,500 shares of common stock to certain members of management upon completion of the NBP acquisition. These contingent shares had a fair value of approximately $0.6 million at date of grant. These shares will be issued only if the Company’s average stock price for the 90-day period ending on the last day of the thirteenth full consecutive month following the NBP acquisition equals or exceeds $4.31 per share.

A summary of the Company’s non-vested stock awards as of December 30, 2006, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2005	489,150	$ 3.94
Shares granted	296,500	2.01
Shares vested	(5,975)	3.58
Shares forfeited	—	—
Stock awards outstanding December 30, 2006	779,675	$ 3.48

Restricted Stock Awards. On March 9, 2006, the Company's Board of Directors approved a Non-Employee Director Restricted Stock Award Plan (the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock.

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

A summary of the Company’s directors’ restricted stock awards as of December 30, 2006, and changes during the year ended is as follows:
	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2005	—	$ —
Restricted shares granted	21,925	4.56
Restricted shares where the restriction lapsed	(4,385)	4.56
Restricted shares forfeited	—	—
Stock awards outstanding December 30, 2006	17,540	$ 4.56

NOTE 13.	EMPLOYEE BENEFIT PLANS

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Based on the funded status of the Company’s pension plans as of December 30, 2006, the adoption of SFAS 158 increased the Company’s total assets, as a result of deferred tax assets, by approximately $2.2 million, increased total liabilities by approximately $6.7 million and reduced total stockholder’s equity by approximately $4.5 million, net of taxes. The adoption of the funded status portion of SFAS 158 did not affect the Company’s results of operations.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2006 and 2005) (in thousands):

	December 30, 2006		December 31, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$82,650		$71,638
Acquisition	6,305		-
Service cost	2,429		1,998
Interest cost	4,673		4,206
Actuarial (gain)/loss	(4,160)		7,813
Benefits paid	(3,178)		(3,005)
Projected benefit obligation at end of period	88,719		82,650

Change in plan assets:
Fair value of plan assets at beginning of period	60,083		50,656
Acquisition	5,141		-
Actual return on plan assets	5,158		6,297
Employer contribution	2,694		6,135
Benefits paid	(3,178)		(3,005)
Fair value of plan assets at end of period	69,898		60,083

Funded status	(18,821)		(22,567)
Unrecognized actuarial loss	*		23,096
Unrecognized prior service cost	*		681
Post-measurement date contributions	123		-
Net amount recognized	$(18,698)		$1,210
Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$(18,698)		$(14,590)
Prepaid asset	*		1,210
Accumulated other comprehensive income (a)	*		14,590
Net amount recognized	$(18,698)		$1,210
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$17,385	$	*
Prior service cost	541		*
Net amount recognized (a)	$17,926	$	*

(a)	Amounts do not include deferred taxes of $6.6 million and $5.3 million at December 30, 2006 and December 31, 2005.

  * Not applicable due to change in accounting standard.

The accumulated benefit obligation for all defined benefit pension plans was $82.0 million and $74.7 million at December 30, 2006 and December 31, 2005, respectively.
	December 30, 2006	December 31, 2005
Projected benefit obligation	$88,719	$82,650
Accumulated benefit obligation	82,025	74,673
Fair value of plan assets	69,898	60,083

Net pension cost includes the following components (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
Service cost	$2,429	$1,998	$1,752
Interest cost	4,673	4,206	3,985
Expected return on plan assets	(5,192)	(4,379)	(4,038)
Net amortization and deferral	1,792	1,406	1,007
Net pension cost	$3,702	$3,231	$2,706

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2007 is as follows (in thousands):
2007
Net actuarial loss	$ 1,152
Prior service cost	117
$ 1,269

Weighted average assumptions used to determine benefit obligations were:

	December 30, 2006	December 31, 2005	January 1, 2005
Discount rate	5.75%	5.50%	6.00%
Rate of compensation increase	4.08%	4.32%	4.66%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 30, 2006	December 31, 2005	January 1, 2005
Discount rate	5.50%	6.00%	6.50%
Rate of increase in future compensation levels	4.32%	4.66%	4.62%
Expected long-term rate of return on assets	8.38%	8.75%	8.75%

Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return. Historical returns are also considered, over the long-term time horizon, in determining the expected return. Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years having strong double digit returns along with several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 8.38% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 30, 2006 and December 31, 2005, by asset category, are as follows:
	Plan Assets at
Asset Category	December 30, 2006	December 31, 2005
Equity Securities	65.2%	62.3%
Debt Securities	34.8%	37.7%
Total	100.0%	100.0%

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

Based on current actuarial estimates, the Company expects to contribute $0.5 million to its pension plans in fiscal 2007 in order to meet funding requirements.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
Year Ending	Pension Benefits
2007	$3,705
2008	4,006
2009	4,145
2010	4,524
2011	4,990
Years 2012 - 2016	32,333

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Current information with respect to the Company's proportionate share of the over and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available. In addition, in August 2006 the Pension Protection Act of 2006 (“PPA”) was signed into law and goes into effect in January 2008. The stated goal of the PPA is to improve the funding of pension plans. Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines. Should a multi-employer plan elect to terminate rather than increase contributions, the Company will record a liability for its cost of the plan termination when such liability becomes probable and estimable. The Company’s portion of contributions to these plans amounted to $2.0 million, $1.8 million and $1.8 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

NOTE 14.	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities. No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2006, 2005 and 2004.

NOTE 15.	CONTINGENCIES

LITIGATION

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory agencies related to air, wastewater, and storm water discharges from the Company’s processing facilities.

The Company’s workers’ compensation, auto and general liability policies contain significant deductibles or self-insured retentions. The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 30, 2006 and December 31, 2005, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $21.5 million and $15.0 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In June 2006, the Company was awarded damages of approximately $7.4 million as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants. At the time the damages were awarded, collectibility of such damages was uncertain; however on October 12, 2006, the Company entered into an agreement to sell its rights to such damages to a third party for $2.2 million in cash. The agreement was made subject to certain conditions which were satisfied on March 1, 2007. On March 8, 2007, the Company received $2.2 million, completing the transaction. The Company has recorded a gain with the receipt of the $2.2 million in proceeds in the first quarter of 2007.

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

NOTE 16.	BUSINESS SEGMENTS

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

Restaurant Services
Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products such as high-energy animal feed ingredients and industrial oils. Restaurant Services also provides grease trap servicing. Included in restaurant services is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

Included in corporate activities are general corporate expenses and the amortization of intangibles related to “Fresh Start Reporting.”

    Business Segment Net Revenues (in thousands):

		Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Rendering
Trade	$279,011	$192,340	$201,138
Intersegment	54,509	20,757	26,082
	333,520	213,097	227,220
Restaurant Services:
Trade	127,979	116,527	119,091
Intersegment	10,565	13,014	11,300
	138,544	129,541	130,391

Eliminations	(65,074)	(33,771)	(37,382)
Total	$406,990	$308,867	$320,229

     Business Segment Profit/(Loss) (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
Rendering	$33,177	$21,668	$30,982
Restaurant Services	14,789	15,385	20,723
Corporate Activities	(35,675)	(23,201)	(30,678)
Interest expense	(7,184)	(6,157)	(6,759)
Income from continuing operations	$5,107	$7,695	$14,268

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations. These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services. Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment. Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of “Fresh Start Reporting” in 1993 is not considered in the measure of operating segment profit/(loss) and is included in Corporate Activities.

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

    Business Segment Assets (in thousands):
	December 30, 2006	December 31, 2005
Rendering	$153,798	$55,574
Restaurant Services	36,359	17,828
Combined Rendering/Restaurant Services	105,402	57,866
Corporate Activities	25,247	59,504
Total	$320,806	$190,772

   Business Segment Property, Plant and Equipment (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
Depreciation and amortization:
Rendering	$11,388	$7,928	$7,459
Restaurant Services	3,844	3,289	2,990
Corporate Activities	5,454	4,570	4,775
Continuing operations	20,686	15,787	15,224
Discontinued operations	-	-	6
Total	$20,686	$15,787	$15,230
Capital expenditures:
Rendering	$1,421	$4,746	$1,045
Restaurant Services	254	2,208	213
Combined Rendering/Restaurant Services	8,644	12,622	10,675
Corporate Activities	1,481	1,830	1,379
Continuing operations	11,800	21,406	13,312
Discontinued operations	-	-	-
Total (a)	$11,800	$21,406	$13,312

(a)	Excludes the capital assets acquired as part of the acquisition of substantially all of the assets of NBP of approximately $51.9 million in fiscal 2006.

  The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

  Geographic Area Net Trade Revenues (in thousands):
	December 30, 2006	December 31, 2005	January 1, 2005
United States	$294,301	$231,282	$241,635
South Korea	15,466	2,900	2,702
Mexico	15,255	17,476	35,223
China	12,202	4,616	11,335
Other/brokered	69,766	52,593	29,334
Total	$406,990	$308,867	$320,229

    Other/brokered trade revenues consist primarily of finished product sales for which the ultimate destination is not monitored and cannot be determined with certainty.

NOTE 17.	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 30, 2006
	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter
Net sales	$76,400	$87,231	$115,229	$128,130
Operating income	1,899	1,534	4,362	11,444
Income/(loss) from continuing operations	366	(3,149)	1,801	6,089
Income/(loss) from discontinued operations	-	-	-	-
Net income/(loss)	366	(3,149)	1,801	6,089

Basic earnings/(loss) per share	0.01	(0.04)	0.02	0.08
Diluted earnings/(loss) per share	0.01	(0.04)	0.02	0.07

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$71,353	$81,274	$79,332	$76,908
Operating income	2,773	5,419	4,205	3,736
Income from continuing operations	916	2,742	1,921	2,116
Income/(loss) from discontinued operations	6	6	69	(35)
Net income	922	2,748	1,990	2,081

Basic earnings per share	0.01	0.04	0.03	0.03
Diluted earnings per share	0.01	0.04	0.03	0.03

(a)
Included in net income/(loss) and income/(loss) from continuing operations in the second quarter of fiscal 2006 is a write-off of deferred loan cost of approximately $2.6 million and fees of approximately $1.9 for the early retirement of senior subordinated notes and termination of the previous senior credit agreement.

NOTE 18.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

SCHEDULE II

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions Charged to:			Balance at
Description	Beginning of Period	Costs and Expenses	Other (a)	Deductions (b)	End of Period
Accumulated amortization of intangible assets:
Year ended December 30, 2006	$ 33,047	$ 4,552	$ -	$ -	$ 37,599
Year ended December 31, 2005	$ 29,163	$ 3,884	$ -	$ -	$ 33,047
Year ended January 1, 2005	$ 28,118	$ 3,879	$ -	$ 2,834	$ 29,163
Reserve for bad debts:
Year ended December 30, 2006	$ 728	$ 874	$ 596	$ 559	$ 1,639
Year ended December 31, 2005	$ 757	$ 484	$ -	$ 513	$ 728
Year ended January 1, 2005	$ 626	$ 426	$ -	$ 295	$ 757
Deferred tax valuation allowance:
Year ended December 30, 2006	$ 19,086	$ -	$ -	$ 9,670	$ 9,416
Year ended December 31, 2005	$ 20,257	$ -	$ -	$ 1,171	$ 19,086
Year ended January 1, 2005	$ 20,591	$ -	$ -	$ 334	$ 20,257

(a)	Includes amounts acquired as part of the NBP acquisition.

(b)
Deductions consist of retirements of accumulated amortization (and the related intangible asset), write-offs of uncollectible accounts receivable and reductions of the deferred tax valuation allowance. In 2006 and 2005, the reductions in the deferred tax valuation allowance were offset against deferred tax assets and/or goodwill, resulting in no deferred tax benefit.

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

Internal Control over Financial Reporting.

(a) Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2006.

KPMG LLP, the registered public accounting firm that audited the Company’s financial statements, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

(b) Attestation Report of the Registered Public Accounting Firm. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

(c) Changes in Internal Control over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP (the "Transaction"). The Company is currently in the process of integrating these acquired assets pursuant to the Sarbanes-Oxley Act of 2002. The impact of the acquisition of these acquired assets has not materially affected and is not likely to materially affect the Company's internal control over financial reporting. However, as a result of the Company's integration activities, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.  In addition, the scope of management’s assessment of the Company’s internal control over financial reporting as of December 30, 2006 excluded the operations pertinent to the assets acquired in the Transaction, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003). The assets acquired in the Transaction attributed to approximately 29 percent of the Company’s consolidated net operating revenues for the year ended December 30, 2006 and represented approximately 50 percent of the Company’s consolidated total assets as of December 30, 2006.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Items 401 and 405 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has adopted the Darling International Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel. The Company has not granted any waivers to the Code of Conduct to date. A copy of the Company’s Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com. Shareholders may request a free copy of our Code of Conduct from:

Brad Phillips
Darling International Inc.
251 O’Connor Ridge Blvd, Suite 300
Irving, Texas 75038
Phone: 972-717-0300
Fax: 972-717-1588
Email: bphillips@darlingii.com

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.
The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear in the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Independent Public Accountants” included in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44
	Consolidated Balance Sheets
	December 30, 2006 and December 31, 2005	46
	Consolidated Statements of Operations-
	Three years ended December 30, 2006	47
	Consolidated Statements of Stockholders’ Equity -
	Three years ended December 30, 2006	48
	Consolidated Statements of Cash Flows -
	Three years ended December 30, 2006	49
	Notes to Consolidated Financial Statements	50

(2)	The following financial statement schedule is included in Item 8.

	Schedule II - Valuation and Qualifying Accounts
	Three years ended December 30, 2006	76

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

2.2
Claim Purchase Agreement, dated as of October 12, 2006, by and between Darling International Inc. and Trust Company of the West as trustee of the trust established pursuant to an Individual Trust Agreement between the Boilermaker-Blacksmith National Pension Trust and itself (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

2.3
Amendment No. 1 to Claim Purchase Agreement, dated as of December 31, 2006, by and between Darling International Inc. and Trust Company of the West as trustee of the trust established pursuant to an Individual Trust Agreement between the Boilermaker-Blacksmith National Pension Trust and itself (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 22 2007 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.7 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.8 *	Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.9	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.10 *	1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.11 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.12 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.13
Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.14 *
Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

10.15 *
Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.16
Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.17
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.18 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.20*	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.21*	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.22
Credit Agreement, dated as of April 7, 2006, among Darling International Inc., various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.23
First Amendment to Note Purchase Agreement, dated as of April 7, 2006, among Darling International Inc. and the securities purchasers party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.24*
Amended and Restated Employment Agreement, dated as of February 28, 2006, by and among Darling International Inc., Darling National LLC and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006 and incorporated herein by reference).

10.25*	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.26*
Amendment No. 2 to Employment Agreement, dated as of October 13, 2006, by and between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

10.27*	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2006 and incorporated herein by reference).

10.28*	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2006 and incorporated herein by reference).

10.29*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

14	Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed March 26, 2004).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 2, 2006, and incorporated herein by reference).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

The Exhibits are available upon request from the Company.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By:    /s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:    March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title          Date

/s/  Randall C. Stuewe                Chairman of the Board and                                             March 15, 2007
    Randall C. Stuewe                   Chief Executive Officer
                               (Principal Executive Officer)

/s/  John O. Muse                  Executive Vice President -                                               March 15, 2007
    John O. Muse                                           Finance and Administration
                                                                                        (Principal Financial and Accounting Officer)

/s/  O. Thomas Albrecht                                  Director                                                                              March 15, 2007
  O. Thomas Albrecht

/s/  C. Dean Carlson                                        Director                                                                             March 15, 2007
  C. Dean Carlson

/s/  Marlyn Jorgensen                                                 Director                                                                              March 15, 2007
  Marlyn Jorgensen

/s/  Fredric J. Klink                                                        Director                                                                             March 15, 2007
   Fredric J. Klink

/s/  Charles Macaluso                                                  Director                                                                             March 15, 2007
  Charles Macaluso

/s/  Michael Urbut                                                        Director                                                                             March 15, 2007
  Michael Urbut

INDEX TO EXHIBITS

2.1
Asset Purchase Agreement, dated as of December 19, 2005, among Darling International Inc., Darling National LLC, and National By-Products LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2005 and incorporated herein by reference).

2.2
Claim Purchase Agreement, dated as of October 12, 2006, by and between Darling International Inc. and Trust Company of the West as trustee of the trust established pursuant to an Individual Trust Agreement between the Boilermaker-Blacksmith National Pension Trust and itself (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

2.3
Amendment No. 1 to Claim Purchase Agreement, dated as of December 31, 2006, by and between Darling International Inc. and Trust Company of the West as trustee of the trust established pursuant to an Individual Trust Agreement between the Boilermaker-Blacksmith National Pension Trust and itself (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 and incorporated herein by reference).

3.1		Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.7	*	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.8	*	Form of Executive Severance Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).
10.9		Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.10	*	1993 Flexible Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.11	*	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.12	*	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.13
Master Lease Agreement between Navistar Leasing Company and Darling International Inc. dated as of August 4, 1999 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2000 and incorporated herein by reference).

10.14	*
Employment Agreement, dated as of February 3, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2003, and incorporated herein by reference).

10.15	*
Amendment No. 1 to Employment Agreement, dated as of July 1, 2003, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.16
Master Lease Agreement, dated July 2, 2003, between Darling International Inc., as Lessee, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Lessor (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2003, and incorporated herein by reference).

10.17
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.18	*	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19	*	Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.20	*	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.21	*	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.22
Credit Agreement, dated as of April 7, 2006, among Darling International Inc., various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.23
First Amendment to Note Purchase Agreement, dated as of April 7, 2006, among Darling International Inc. and the securities purchasers party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.24	*
Amended and Restated Employment Agreement, dated as of February 28, 2006, by and among Darling International Inc., Darling National LLC and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006 and incorporated herein by reference).

10.25	*	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.26	*
Amendment No. 2 to Employment Agreement, dated as of October 13, 2006, by and between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

10.27	*	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2006 and incorporated herein by reference).

10.28	*	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2006 and incorporated herein by reference).

10.29	*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

14		Darling International Inc. Code of Conduct applicable to all employees, including senior executive officers (filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed March 26, 2004).

21		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 2, 2006, and incorporated herein by reference).

23		Consent of KPMG LLP (filed herewith).

31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	*	Management contract or compensatory plan or arrangement.