Form 10-Q
period 2007-03-31
DARLING INTERNATIONAL INC
filed 2007-05-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    (Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

    There were 80,863,582 shares of common stock, $0.01 par value, outstanding at May 3, 2007.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	March 31, 2007 (unaudited) and December 30, 2006

	Consolidated Statements of Operations (unaudited)	4
	Three months ended March 31, 2007 and April 1, 2006

	Consolidated Statements of Stockholders’ Equity (unaudited)	5
	Year ended December 30, 2006 and three months ended March 31, 2007

	Consolidated Statements of Cash Flows (unaudited)	6
	Three months ended March 31, 2007 and April 1, 2006

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	30

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	32

	Signatures	33

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 30, 2006
(in thousands, except shares and per share data)

	March 31, 2007	December 30, 2006
ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$5,271	$5,281
Restricted cash	458	480
Accounts receivable	44,616	42,381
Inventories	18,248	14,562
Other current assets	3,861	5,036
Deferred income taxes	8,317	6,921
Total current assets	80,771	74,661
Property, plant and equipment, less accumulated depreciation of $187,841 at March 31, 2007 and $184,061 at December 30, 2006	130,015	132,149
Intangible assets, less accumulated amortization of $38,817 at March 31, 2007 and $37,599 at December 30, 2006	32,440	33,657
Goodwill	71,856	71,856
Other assets	6,603	6,683
Deferred income taxes	1,923	1,800
	$323,608	$320,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,004
Accounts payable, principally trade	16,390	17,473
Accrued expenses	39,091	34,319
Total current liabilities	60,481	56,796

Long-term debt, net	66,250	78,000
Other non-current liabilities	35,378	34,685
Total liabilities	162,109	169,481

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 80,931,035 and 80,875,453 shares issued at March 31, 2007 and at December 30, 2006 respectively	809	809
Additional paid-in capital	150,606	150,045
Treasury stock, at cost; 59,136 and 21,000 shares at March 31, 2007 and December 30 2006, respectively	(378)	(172)
Accumulated other comprehensive loss	(11,635)	(11,733)
Retained earnings	22,097	12,376
Total stockholders’ equity	161,499	151,325
	$323,608	$320,806

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2007 and April 1, 2006

(in thousands, except per share data)
(unaudited)

	March 31, 2007	April 1, 2006
Net sales	$138,612	$76,400
Costs and expenses:
Cost of sales and operating expenses	103,244	60,681
Selling, general and administrative expenses	12,581	9,687
Depreciation and amortization	5,744	4,133
Total costs and expenses	121,569	74,501
Operating income	17,043	1,899

Other income/(expense):
Interest expense	(1,633)	(1,542)
Other, net	(429)	231
Total other income/(expense)	(2,062)	(1,311)

Income from operations before income taxes	14,981	588
Income taxes	5,401	222
Net income	$9,580	$366

Basic income per share	$0.12	$0.01
Diluted income per share	$0.12	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year ended December 30, 2006 and three months ended March 31, 2007
(in thousands, except share data)
(unaudited)

Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Unearned Compen- sation	Total Stockholders’ Equity/ (Deficit)
Balances at December 31, 2005	64,437,410	$ 644	$79,370	$ (172)	$ (9,282)	$ 4,447	$ (1,327)	$73,680
Net income	-	-	-	-	-	5,107	-	5,107
Minimum pension liability adjustment, net of tax (revised)	-	-	-	-	2,415	-	-	2,415
Interest rate swap derivative adjustment, net of tax	-	-	-	-	(408)	-	-	(408)
Total comprehensive income (revised)	-	-	-	-	-	-	-	7,114
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)	-	-	-	-	(4,458)	-	-	(4,458)
Adjustment to opening stockholders’ equity	-	-	-	-	-	2,822	-	2,822
Adjustment to initially apply SFAS No. 123R	-	-	(1,327)	-	-	-	1,327	-
Stock-based compensation	-	-	1,488	-	-	-	-	1,488
Excess tax benefits associated with stock-based compensation	-	-	50	-	-	-	-	50
Issuance of common stock	16,417,043	165	70,464	-	-	-	-	70,629
Balances at December 30, 2006	80,854,453	$ 809	$150,045	$ (172)	$(11,733)	$ 12,376	$ - -	$151,325
Net income	-	-	-	-	-	9,580	-	9,580
Pension liability adjustment, net of tax	-	-	-	-	194	-	-	194
Interest rate swap derivative adjustment, net of tax	-	-	-	-	(96)	-	-	(96)
Total comprehensive income	-	-	-	-	-	-	-	9,678
Adjustment to initially apply FIN 48	-	-	-	-	-	141	-	141
Stock-based compensation	-	-	265	-	-	-	-	265
Excess tax benefits associated with stock-based compensation	-	-	89	-	-	-	-	89
Treasury stock	(38,136)	-	-	(206)	-	-	-	(206)
Issuance of common stock	55,582	-	207	-	-	-	-	207
Balances at March 31, 2007	80,871,899	$ 809	$150,606	$ (378)	$(11,635)	$ 22,097	$ -	$161,499

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and April 1, 2006
(in thousands)
(unaudited)

	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$9,580	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,744	4,133
Gain on disposal of property, plant, equipment and other assets	(39)	(25)
Deferred taxes	(1,519)	(1,170)
Stock-based compensation expense	540	424
Changes in operating assets and liabilities:
Restricted cash	22	11
Accounts receivable	(2,235)	3,418
Inventories and prepaid expenses	(2,582)	277
Accounts payable and accrued expenses	3,534	(3,561)
Other	1,110	1,035
Net cash provided by operating activities	14,155	4,908
Cash flows from investing activities:
Capital expenditures	(2,385)	(2,503)
Gross proceeds from disposal of property, plant and equipment and other assets	57	57
Net cash used by investing activities	(2,328)	(2,446)
Cash flows from financing activities:
Proceeds from debt	5,500	-
Payments on debt	(17,254)	(1,256)
Deferred loan costs	(16)	-
Contract payments	(37)	(33)
Issuance of common stock	87	11
Minimum withholding taxes paid on stock awards	(206)	-
Excess tax benefits from stock-based compensation	89	4
Net cash used by financing activities	(11,837)	(1,274)
Net (decrease)/increase in cash and cash equivalents	(10)	1,188
Cash and cash equivalents at beginning of period	5,281	36,000
Cash and cash equivalents at end of period	$5,271	$37,188
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,634	$1,403
Income taxes, net of refunds	$3,631	$1,326

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 31, 2007 and April 1, 2006 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2006.

   (2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of March 31, 2007, and include the 13 weeks ended March 31, 2007, and the 13 weeks ended April 1, 2006.

(c)	Statement of Stockholders’ Equity

The consolidated statement of stockholders’ equity for the year ended December 30, 2006, included an incorrect presentation of the adoption impact of FASB Statement No. 158. That presentation included a $4.5 million reduction in stockholders’ equity resulting from the adoption of FASB Statement No. 158 as a component of fiscal 2006 comprehensive income, rather than displaying the impact of the adoption as an adjustment of the ending balance of accumulated other comprehensive loss.

This Form 10-Q includes a revised consolidated statement of stockholders’ equity for the year ended December 30, 2006. The immaterial corrections include presentation of the $4.5 million impact of the adoption of FASB Statement No. 158 as an adjustment of the ending balance of accumulated other comprehensive loss and a corresponding increase to fiscal 2006 comprehensive income. The revisions did not change net income, total accumulated comprehensive loss or cash flows for the year ended December 30, 2006.

(d)	Earnings Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 31, 2007			April 1, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$ 9,580	80,429	$ 0.12	$ 366	63,952	$ 0.01

Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of restricted stock	—	2,075	—	—	1,894	—
Less: Pro forma treasury shares	—	(857)	—	—	(1,074)	—
Net income	$ 9,580	81,647	$ 0.12	$ 366	64,772	$ 0.01

For the three months ended March 31, 2007 and April 1, 2006, respectively, 4,862 and 45,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 31, 2007 and April 1, 2006, respectively, 158,305 and 300,022 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 31, 2007 and April 1, 2006, respectively, 105,082 and zero shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

    (3)   Acquisition

On May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC (“Darling National”), a Delaware limited liability company, completed the acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC (“NBP”), an Iowa limited liability company. The following table presents selected pro forma information, for comparative purposes, assuming the Transaction had occurred on January 1, 2006 for the periods presented (unaudited) (in thousands, except per share data):

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Transaction actually occurred on January 1, 2006.

April 1, 2006
Net sales	$127,124
Income from continuing operations	3,576
Net income	3,576
Earnings per share
Basic and diluted	$ 0.04

The purchase price for the Transaction totaled $150.7 million, which included the issuance of approximately 16.3 million shares of Darling common stock valued at $70.5 million. The asset purchase agreement contains a true-up adjustment in which additional shares (“Contingent Shares”) may be issuable to NBP based on Darling’s stock price for an average of 90 days ending on June 30, 2007 (the “True-up Market Price”). To the extent the True-up Market Price exceeds $4.31, no Contingent Shares will be issuable. If the True-up Market Price is less than $4.31, the number of Contingent Shares issuable is determined by dividing the “Value Gap” by the greater of $3.60 and the True-up Market Price.

The Value Gap is determined by multiplying the number of shares issued at closing by the excess of (i) $4.31 over (ii) the greater of the True-up Market Price and $3.60. Only holders of shares that were issued at closing and have not been transferred (except by gift or into trust) as of the date used to calculate the True-up Market Price will be eligible to receive Contingent Shares. However, the Value Gap used to calculate the Contingent Shares will not be known until the True-up Market Price is determined. In accordance with Emerging Issues Task Force 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination, the value of the Contingent Shares issued, if any, will be recorded in stockholders’ equity.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At March 31, 2007 and December 30, 2006, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $22.5 million and $21.5 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In June 2006, the Company was awarded damages of approximately $7.4 million as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants. At the time the damages were awarded, collectibility of such damages was uncertain; however on October 12, 2006, the Company entered into an agreement to sell its rights to such damages to a third party for $2.2 million in cash. The agreement was made subject to certain conditions that were satisfied on March 1, 2007. On March 8, 2007, the Company received $2.2 million and transferred its damage award to the third party. The Company has recorded a gain with the receipt of the $2.2 million in proceeds in the first quarter of 2007.

(5)	Business Segments

The Company sells its products domestically and internationally and operates within two industry segments: Rendering and Restaurant Services. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension and miscellaneous other assets. The acquisition of substantially all of the assets of NBP is reflected primarily in the Rendering segment.

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service establishments and meat and poultry processors, and converting these into useable oils and proteins principally utilized by the agricultural, leather and oleo-chemical industries and in the production of bio-diesel.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products used as high-energy animal feed ingredients, industrial oils and in the production of bio-diesel. Restaurant Services also provides grease trap servicing. The National Service Center (“NSC”) is included in Restaurant Services. The NSC contracts for and schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

As discussed above, the Company received proceeds of $2.2 million during the first quarter of fiscal 2007 as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants. The Company recorded approximately $1.2 million of the proceeds as a reduction of cost of sales in the Company’s rendering segment and approximately $1.0 million as a reduction of selling and general and administrative costs in the corporate segment.

Business Segment Net Sales (in thousands):
	Three Months Ended
	March 31, 2007	April 1, 2006
Rendering:
Trade	$101,665	$45,502
Intersegment	8,831	7,252
	110,496	52,754
Restaurant Services:
Trade	36,947	30,898
Intersegment	1,060	1,037
	38,007	31,935
Eliminations	(9,891)	(8,289)
Total	$138,612	$76,400

Business Segment Profit/(Loss) (in thousands):
	Three Months Ended
	March 31, 2007	April 1, 2006
Rendering	$17,908	$4,388
Restaurant Services	7,363	3,098
Corporate	(14,058)	(5,578)
Interest expense	(1,633)	(1,542)
Income from continuing operations	$9,580	$366

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

Business Segment Assets (in thousands):
	March 31, 2007	December 30, 2006
Rendering	$155,776	$153,798
Restaurant Services	39,185	36,359
Combined Rendering/Restaurant Services	104,230	105,402
Corporate	24,417	25,247
Total	$323,608	$320,806

(6)	Income Taxes

The Company has provided income taxes for the three-month period ended March 31, 2007 and April 1, 2006, based on its estimate of the effective tax rate for the entire 2007 and 2006 fiscal years.

       In determining whether its deferred tax assets are more likely than not to be recoverable, the Company considers all positive and negative evidence currently available to support projections of future taxable income. The Company is unable to carryback any of its net operating losses and recent favorable operating results do provide sufficient historical evidence at this time of sustained future profitability sufficient to result in taxable income against which certain net operating losses can be carried forward and utilized.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. Effective December 31, 2006 the Company adopted the provisions of FIN 48 resulting in a reduction in the Company’s existing reserves for uncertain state and federal income tax positions of approximately $0.1 million. This reduction was recorded as a cumulative effect adjustment to retained earnings. At the adoption date of December 31, 2006, the Company had $0.6 million of unrecognized tax benefits and a related deferred tax asset of $0.1 million. If the Company recognized such tax benefits, the net impact on the Company’s effective tax rate would be $0.5 million, which includes the effect of the reversal of the $0.1 million deferred tax asset. Additionally, at December 31, 2006, the Company had an accrual for interest and penalties of $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Federal examinations for years 2002 and 2004 have been completed. For federal income tax purposes, open tax years include 2003 and subsequent years. The statute for most state returns filed for the year 2002 will expire in the third quarter of 2007. Statute of limitations are generally three to four years from the due date of the return, including extensions, depending upon the jurisdiction. The Company’s state tax returns for 2003, 2004 and 2005 are still open. Additionally, it is expected that the amount of unrecognized tax benefits will change over the next 12 months, but the Company does not expect the change to have a significant impact on its results of operations or financial position.

(7)	Financing

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 that replaced the former senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. As of March 31, 2007, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the revolving credit facility may be used for: (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness; (ii) financing the working capital needs of the Company; and (iii) other general corporate purposes. The proceeds of the term loan facility and a portion of the revolving credit facility were used to pay a portion of the consideration for the acquisition of the assets of NBP. See Note 3 for further discussion regarding the acquisition of substantially all of the assets of NBP.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. At March 31, 2007 under the Credit Agreement, the interest rate for the $46.25 million term loan that was outstanding was based on LIBOR plus a margin of 1.50% per annum for a total of 6.875% per annum. The interest rate for $25.0 million of the revolving loan amount outstanding was based on LIBOR plus a margin of 1.50% per annum for a total of 6.875%.

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

The Credit Agreement consisted of the following elements at March 31, 2007 and December 30, 2006, respectively (in thousands):

	March 31, 2007	December 30, 2006
Term Loan	$46,250	$47,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	25,000	35,500
Letters of credit issued	17,896	18,391
Availability	$82,104	$71,109

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National. As of March 31, 2007, the Company was in compliance with all the covenants contained in the Credit Agreement. At March 31, 2007, the Company had unrestricted cash of $5.3 million, compared to unrestricted cash of $5.3 million at December 30, 2006 and $37.2 million at April 1, 2006.

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

Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133. Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly. The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The Company’s receive rate on each swap agreement is based on three-month LIBOR. At March 31, 2007, the fair value of these interest swap agreements was $0.8 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustments recorded to accumulated other comprehensive income, the net change arising from hedging transactions and the amounts recognized in earnings during the three months ended March 31, 2007 is as follows (in thousands):

March 31, 2007
Derivative adjustment included in accumulated other comprehensive loss/(gain) at beginning of period	$408
Net change arising from current period hedging transactions (a)	103
Reclassifications into earnings	(6)
Accumulated other comprehensive loss	$505

(a)	Reported as accumulated other comprehensive loss of approximately $0.2 million recorded net of taxes of approximately $0.1 million for the three months ended March 31, 2007.

A summary of the gains and losses recognized in earnings during the three months ended March 31, 2007 is as follows (in thousands):

March 31, 2007
Loss/(gain) to interest expense related to interest rate swap agreements (effective portion)	$6
Loss/(gain) to other expenses related to net change arising from current period hedging transactions	-
Total reclassifications into earnings	$6

At March 31, 2007, the Company has forward purchase agreements in place for purchases of approximately $2.0 million of natural gas for the month of April 2007. These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

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

Net pension cost for the three months ended March 31, 2007 and April 1, 2006 includes the following components (in thousands):

	March 31, 2007	April 1, 2006
Service cost	$582	$564
Interest cost	1,253	1,114
Expected return on plan assets	(1,409)	(1,242)
Amortization of prior service cost	29	35
Amortization of net loss	288	413
Net pension cost	$743	$884

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 31, 2007, the Company expects to make contributions of $0.5 million to meet funding requirements for its pension plans during the next twelve months.

(11)	New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments. The Company’s operations are organized into two segments: Rendering and Restaurant Services. With the May 15, 2006 acquisition of substantially all of the assets of NBP (the “Transaction”), the Company now processes raw materials at 39 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of livestock feed, oleo-chemicals, soaps, leather goods, bio-fuels and pet foods, for use as ingredients in their products or for further processing As a result of the Transaction, the Company’s first quarter 2007 results include a full quarter of contribution of assets acquired in the Transaction, as compared to no contribution from these assets in the first quarter of 2006. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2006.

During the first quarter of fiscal 2007 the Company saw a significant increase in finished product prices that favorably impacted earnings. Raw material volumes improved modestly during the quarter, but export markets in some foreign counties for U.S.-produced finished beef products and cattle by-products remained closed. The Company continues to face major challenges relating to the continuation of historically high energy costs. Additionally, the Company has substantially integrated the facilities acquired in the Transaction into the Company’s infrastructure and operations and has realized achievement of resulting synergies.

Operating income increased by $15.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2007 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2007

•
Higher finished product commodity prices were experienced in the first quarter of fiscal 2007 as a result of a global tightening of feed grains and oils from a growing global demand for bio-fuels. Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices. Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels. Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants. The Company has received approval from the IRS to apply for these credits. However, the Federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of any tax credits received. The Company has not recorded these credits as income due to pending clarification of the federal regulations. The Company is in the process of pursuing clarification and eligibility to receive the Alternative Fuel Mixture Credits. As of March 31, 2007, the Company has applied for approximately $1.1 million in Alternative Fuel Mixture Credits and has received approximately $0.4 million from the IRS relating to these credits, which are included in current liabilities on the balance sheet as deferred income. The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high.

•
Higher raw material volumes were collected from suppliers during the first quarter of 2007 as compared to fiscal 2006. Extreme winter conditions, Midwest swine diseases and strong West Coast production contributed to the Company’s increase in raw material volumes. The financial impact of higher raw material volumes on sales revenue and raw material cost is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2007 and Thereafter

•
Energy prices for natural gas and diesel fuel are expected to remain relatively high in fiscal 2007. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the first quarter of 2007 and represent an ongoing challenge to the Company’s operating results for future periods.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe. The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans. This highly pathogenic strain has not been detected in North or South America as of April 30, 2007, but low pathogenic strains that are not a threat to human health have been reported in the U.S. The USDA has developed safeguards to protect the U.S. poultry industry from the H5N1 strain of Bird Flu. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) are expected to continue throughout 2007 and thereafter. The Company expects recurring compliance costs related to the required updating of documentation and the testing and auditing of the Company’s system of internal control over financial reporting, as required by the Sarbanes Act. Additionally, the Company expects to incur higher costs related to the Sarbanes Act in fiscal 2007 over the previous year due to the inclusion of NBP in the internal control documentation and testing process.

•
In fiscal 2007, the integration of information systems used by NBP into the Company’s information systems could have a significant impact on the Company’s operations. Additionally, continued attention to integration activities, particularly as they relate to systems integration and internal control integration, may distract Company management from operating issues.

Recent Developments Regarding Federal Regulations:

•
In March 2007, U.S. federal and state regulatory authorities put increased emphasis on pet and livestock food safety as a result of the discovery of adulterated imported pet and livestock food additives. It is unclear whether, or to what extent, any increased regulatory attention on animal food safety will impact the Company.

•
As a result of the first case of bovine spongiform encephalopathy (“BSE”), on October 6, 2005, the FDA proposed to amend the agency’s regulations to prohibit certain cattle origin materials in the food or feed of all animals (“Proposed Rule”). The materials that were proposed to be banned include: 1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption; 2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and 3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed. In addition, the Proposed Rule provides that tallow containing more than 0.15% insoluble impurities also be banned from all animal food and feed if this tallow is derived from the proposed prohibited materials. As of April 30, 2007, the FDA has not finalized the Proposed Rule and no new regulations affecting animal feed or modifying the Proposed Rule have been issued. The Company’s management will continue to monitor this and other regulatory issues.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Summary of Key Factors Impacting First Quarter 2007 Results:

Principal factors which contributed to a $15.1 million (794.7%) increase in operating income, which are discussed in greater detail in the following section, were:

•	The inclusion of the operations of NBP,
•	Higher finished product prices,
•	$2.2 million received for sale of judgment, and
•	Higher raw material volume.

These increases were partially offset by:

•	Higher raw material prices.

Summary of Key Indicators of 2007 Performance:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2007 compared to average Jacobsen prices for the first quarter of fiscal 2006 follow:
	Avg. Price 1st Quarter 2007	Avg. Price 1st Quarter 2006	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$203.73 /ton	$169.40 /ton	$34.33 /ton	20.3%
MBM (California)	$201.48 /ton	$114.73 /ton	$86.75 /ton	75.6%
BFT (Chicago)	$ 21.52 /cwt	$ 16.43 /cwt	$5.09 /cwt	31.0%
YG (Illinois)	$ 18.65 /cwt	$ 12.71 /cwt	$5.94 /cwt	46.7%

The increases in average price of the finished products the Company sells had a favorable impact on revenue that was partially offset by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product. Additionally, some U.S. exports of MBM from the West Coast of the U.S. resumed in the first quarter of 2007. As a result, the MBM prices for the West Coast have increased significantly as indicated above.

Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry and used cooking oils. Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale and thus become an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.

The Company charges collection fees, which are included in net sales in order to offset a portion of the expense incurred in collecting raw material. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The monitoring of collection fees and collection expense provides management an indication of the achievement of the Company’s business plan.

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, and used restaurant cooking oil to produce finished products of MBM, BFT and YG and hides. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services and finished goods purchased for resale.

During the first quarter of fiscal 2007, net sales increased by $62.2 million (81.4%) to $138.6 million as compared to $76.4 million during the first quarter of fiscal 2006. The increase in net sales was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Net sales due to contribution from NBP assets	$ 52.0	$ 3.9	$ -	$ 55.9
Higher finished goods prices	6.9	2.7	-	9.6
Other sales increase	1.6	(1.0)	-	0.6
Purchase of finished product for resale	(2.7)	(1.2)	-	(3.9)
Product transfers	(1.6)	1.6	-	-
	$ 56.2	$ 6.0	$ -	$ 62.2

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure. The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During the first quarter of fiscal 2007, cost of sales and operating expenses increased $42.5 million (70.0%) to $103.2 million as compared to $60.7 million during the first quarter of fiscal 2006. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost of sales and operating expenses related to NBP assets	$ 40.8	$ 1.5	$ -	$ 42.3
Higher raw material prices	4.2	0.4	-	4.6
Other expenses	0.8	(0.5)	0.4	0.7
Purchases of finished product for resale	(2.7)	(1.2)	-	(3.9)
Sale of judgment	(1.2)	-	-	(1.2)
Product transfers	(1.6)	1.6	-	-
	$ 40.3	$ 1.8	$ 0.4	$ 42.5

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.6 million during the first quarter of fiscal 2007, a $2.9 million increase (29.9%) from $9.7 million during the first quarter of fiscal 2006. The increase was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Selling, general and administrative expenses related to NBP assets	$ 1.2	$ 0.2	$ 0.8	$ 2.2
Payroll and related expense	(0.1)	-	1.7	1.6
Other expense increase	-	(0.1)	0.2	0.1
Sale of judgment	-	-	(1.0)	(1.0)
	$ 1.1	$ 0.1	$ 1.7	$ 2.9

Depreciation and Amortization. Depreciation and amortization charges increased $1.6 million (39.0%) to $5.7 million during the first quarter of fiscal 2007 as compared to $4.1 million during the first quarter of fiscal 2006. The increase is primarily due to depreciation of the assets acquired in the Transaction.

Interest Expense. Interest expense was $1.6 million during the first quarter of fiscal 2007 compared to $1.5 million during the first quarter of fiscal 2006, an increase of $0.1 million, primarily due to the overall increase in debt outstanding as a result of the Transaction.

Other Income/Expense. Other expense was $0.4 million in the first quarter of fiscal 2007, compared to other income of $0.2 million during the first quarter of fiscal 2006. The increase in other expense is primarily due to reduced interest income as a result of less cash investment on the balance sheet and increases in other non-operating expenses.

Income Taxes. The Company recorded income tax expense of $5.4 million for the first quarter of fiscal 2007, compared to income tax expense of $0.2 million recorded in the first quarter of fiscal 2006, an increase of $5.2 million, primarily due to the increased pre-tax earnings of the Company in fiscal 2007. The effective tax rate for fiscal 2007 is 36.1% and differs from the statutory rate of 35.0% primarily due to state income taxes and qualified production deductions. The effective tax rate for fiscal 2006 of 37.8% differs from the statutory rate of 35.0% primarily due to state income taxes.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

On April 7, 2006, the Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders that replaced the senior credit agreement executed in April 2004. The principal components of the Credit Agreement consist of the following.

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term of five years and matures on April 7, 2011.

•
As of March 31, 2007, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012. The Company has reduced the term loan facility by quarterly payments totaling $3.75 million, for an aggregate of $46.25 million principal outstanding under the term loan facility at March 31, 2007.

•
Alternative base rate loans under the Credit Agreement bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio. Eurodollar loans bear interest at a rate per annum based on the then-applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

•
The Credit Agreement provided sufficient liquidity to complete the Transaction and to retire the Company’s senior subordinated notes in the aggregate amount of $37.6 million in principal, accrued interest and fees on June 1, 2006. Additionally, the Credit Agreement has an extended term, lower interest rates, fewer restrictions on investments, and improved flexibility for paying dividends or repurchasing Company stock (all of which are subject to the terms of the Credit Agreement) than the Company’s prior credit facility.

•
The Credit Agreement contains restrictive covenants that are customary for similar credit arrangements and requires the maintenance of certain minimum financial ratios. The Credit Agreement also requires the Company to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions of property, casualty or condemnation, any sale or issuance of equity interests in a public offering or in a private placement, unpermitted additional indebtedness incurred by the Company and excess cash flow under certain circumstances.

The Credit Agreement consisted of the following elements at March 31, 2007 (in thousands):
Credit Agreement:
Term Loan	$ 46,250
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	25,000
Letters of credit issued	17,896
Availability	$ 82,104

The obligations under the Credit Agreement are guaranteed by Darling National LLC (“Darling National”) and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National. As of March 31, 2007, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying March 31, 2007 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On March 31, 2007, the Company had working capital of $20.3 million and its working capital ratio was 1.34 to 1 compared to working capital of $17.9 million and a working capital ratio of 1.31 to 1 on December 30, 2006. At March 31, 2007, the Company had unrestricted cash of $5.3 million and funds available under the revolving credit facility of $82.1 million, compared to unrestricted cash of $5.3 million and funds available under the revolving credit facility of $71.1 million at December 30, 2006.

Net cash provided by operating activities was $14.2 million and $4.9 million for the first three months ended March 31, 2007 and April 1, 2006, respectively, an increase of 9.3 million, primarily due to an increase in net income of approximately $9.2 million. Cash used by investing activities was $2.3 million for the first three months of fiscal 2007, compared to $2.4 million for the first three months of fiscal 2006, a decrease of $0.1 million, primarily due to lower capital investment in the first three months of fiscal 2007. Net cash used by financing activities was $11.8 million and $1.3 million for the first three months ended March 31, 2007 and April 1, 2006, respectively, an increase of $10.5 million, principally due to debt payments on the Credit Agreement.

The Company made capital expenditures of $2.4 million during the first three months of fiscal 2007, compared to capital expenditures of $2.5 million in the first three months of fiscal 2006. Capital expenditures related to compliance with environmental regulations were $0.4 million during the three months ended March 31, 2007 compared to $0.1 million for the three months ended April 1, 2006.

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2007, the Company has accrued approximately $6.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at March 31, 2007. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims. The self insurance reserve liability is determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company. No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make $0.5 million in payments in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses. The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate. The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law and goes into effect in January 2008. The stated goal of the PPA is to improve the funding of pension plans. Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines. The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available. The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old. The Company has no ability to compel the plan trustees to provide more current information. While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices. Beginning October 1, 2006, the federal government effected a program which will provide federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels. Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants. The Company has received approval from the IRS to apply for these credits. However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of any tax credits received. The Company has not recorded these credits as income due to pending clarification of the federal regulations. The Company is in the process of pursuing clarification and eligibility to receive the Alternative Fuel Mixture Credits. As of March 31, 2007, the Company has applied for approximately $1.1 million in Alternative Fuel Mixture Credits and has received approximately $0.4 million from the IRS relating to these credits, which are included in current liabilities on the balance sheet as deferred income. The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high. Depending on the natural gas prices and market price of fats, the amount of Alternative Fuel Mixture Credits the Company applies for and receives could be material.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first quarter of fiscal 2007, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations); increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; and/or unfavorable export markets. These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in fiscal 2007 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of fiscal 2007 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations. The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to growing interest in bio-diesel; investments in response to governmental regulations relating to BSE or other regulations; cash requirements necessary to address unforeseen problems relating to the integration of NBP, including increased expenses related to the Sarbanes Act; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced finished product prices, reduced sales, potential inventory buildup, and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a further disruption in international sales, a decline in commodities prices, further increases in energy prices resulting from the ongoing war in Iraq and subsequent political instability and uncertainty, and the impact of the PPA has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, including political instability in the Middle East or elsewhere, and the macroeconomic effects of these events, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $3.4 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2007. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2007, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $8.5 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2007. These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for fiscal year ended December 30, 2006.

       Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results. In particular, management makes estimates regarding valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, self-insurance, environmental and litigation reserves, pension liability, estimates of income tax expense, and estimates of pro-forma expense related to stock options granted. Each of these estimates is discussed in greater detail in the following discussion.

Inventories

The Company’s inventories are valued at the lower of cost or market. Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets. Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, calculated based upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date. Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date. These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period. Inventories were approximately $18.2 million and $14.6 million at March 31, 2007 and December 30, 2006, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired. Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years. These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service. The actual life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Depreciation expense was approximately $4.5 million and $3.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase in depreciation expense as compared to historical amounts is primarily due to the Transaction.

The Company’s intangible assets, including permits, routes and non-compete agreements are recorded at fair value when acquired. Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years. The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service. Intangible asset amortization expense was approximately $1.2 million and $1.0 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase in intangible amortization expense as compared to historical amounts is primarily due to the Transaction.

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

The net book value of property, plant and equipment was approximately $130.0 million and $132.1 million at March 31, 2007 and December 30, 2006, respectively. The net book value of intangible assets was approximately $32.4 million and $33.7 million at March 31, 2007 and December 30, 2006, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset. Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit. For purposes of evaluating impairment of goodwill, the Company estimates fair value of each reporting unit based upon future discounted net cash flows from the reporting units. In calculating these estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each reporting unit with recorded goodwill. The estimates of fair value of the reporting units and of future discounted net cash flows from operation could change if actual volumes, prices, costs or expenses vary from these estimates. A future reduction of earnings in the reporting units with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units. Goodwill was approximately $71.9 million at March 31, 2007 and December 30, 2006.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $22.5 million and $21.5 million at March 31, 2007 and December 30, 2006, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation. The Company considered the Citigroup Pension Discount Liability Index (5.83% as of October 1, 2006) as well as the Lehman A/AA/AAA Indices which combined to average 5.78% as of October 1, 2006. With estimated liability payment streams under the plans being 30 to 40 years out and no bonds available with maturity dates that far into the future, but with the yield curve historically flat, the Company believes it is appropriate to reference from the Citigroup and Lehman bond rates. The weighted average discount rate was 5.75% in fiscal 2006. The net periodic benefit cost for fiscal 2007 would increase by approximately $0.8 million if the discount rate was 0.5% lower at 5.25%. The net periodic benefit cost for fiscal 2007 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at 6.25%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets. The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time. The weighted average expected return on pension plan assets was 8.38% for fiscal 2006.

The Company has recorded a pension liability of approximately $19.1 million and $18.7 million at March 31, 2007 and December 30, 2006, respectively. The Company’s net pension cost was approximately $0.7 million and $0.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability and in future utilization of deferred tax assets that arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense. The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized. Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused. The valuation allowance established to provide a reserve against these deferred tax assets was approximately $9.4 million at March 31, 2007 and December 30, 2006.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method. The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants. The Company recorded compensation expense related to stock options expense of $0.2 million and $0.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, which allows entities to choose to measure financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

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

In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 30, 2006, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  prices in the competing commodity markets, which are volatile and are beyond the Company’s control; BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives; and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA.  Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense. The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. The interest rate swaps are subject to the requirements of SFAS 133. The Company’s natural gas instruments are not subject to the requirements of SFAS 133, because the natural gas instruments qualify as normal purchases as defined in SFAS 133. The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133. Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly. The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility. The Company’s receive rate on each swap agreement is based on three-month LIBOR. At March 31, 2007, the fair value of these interest swap agreements was $0.8 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of March 31, 2007, the Company had forward purchase agreements in place for purchases of approximately $2.0 million of natural gas for the month of April 2007. As of March 31, 2007, the Company had forward purchase agreements in place for purchases of approximately $1.4 million of finished product for the month of April 2007.

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

Changes in Internal Control over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP. The Company is currently in the process of integrating these acquired assets pursuant to the Sarbanes Act. Under the Sarbanes Act, the Company is not required to include NBP assets in its assessment of its internal control over financial reporting for SEC reports until the period ended December 29, 2007. The impact of the acquisition of these acquired assets has not materially affected and is not likely to materially affect the Company's internal control over financial reporting. However, as a result of the Company's integration activities, and possible further changes to the Company’s operations and systems, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART II: Other Information

Item 6.    EXHIBITS.

The following exhibits are filed herewith:

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

        DARLING INTERNATIONAL INC.

     Date: May 10, 2007                     By: /s/ Randall C. Stuewe
                Randall C. Stuewe
                                        Chairman and
                Chief Executive Officer

     Date: May 10, 2007                  By: /s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)