Form 10-Q
period 2007-06-30
DARLING INTERNATIONAL INC
filed 2007-08-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

                     (Mark One)

              / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

              /    /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346.
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification Number)

251 O’Connor Ridge Blvd., Suite 300
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (972) 717-0300

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

There were 81,275,850 shares of common stock, par value $0.01 per share, outstanding at August 2, 2007.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	June 30, 2007 (unaudited) and December 30, 2006

	Consolidated Statements of Operations (unaudited)	4
	Three and Six Months Ended June 30, 2007 and July 1, 2006

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended June 30, 2007 and July 1, 2006

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	34

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

Item 6.	EXHIBITS	37

	Signatures	38

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 30, 2006
(in thousands, except shares and per share data)

	June 30, 2007	December 30, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,161	$5,281
Restricted cash	448	480
Accounts receivable, net	49,323	42,381
Inventories	19,552	14,562
Other current assets	5,859	5,036
Deferred income taxes	8,464	6,921
Total current assets	89,807	74,661
Property, plant and equipment, less accumulated depreciation of $191,248 at June 30, 2007 and $184,061 at December 30, 2006	128,724	132,149
Intangible assets, less accumulated amortization of $40,033 at June 30, 2007 and $37,599 at December 30, 2006	31,223	33,657
Goodwill	71,856	71,856
Other assets	6,642	6,683
Deferred income taxes	1,251	1,800
	$329,503	$320,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,004
Accounts payable, principally trade	21,739	17,473
Accrued expenses	35,998	34,319
Total current liabilities	62,737	56,796
Long-term debt, net	58,500	78,000
Other non-current liabilities	36,171	34,685
Total liabilities	157,408	169,481
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 81,131,565 and 80,875,453 shares issued and outstanding at June 30, 2007 and at December 30, 2006, respectively	811	809
Additional paid-in capital	151,337	150,045
Treasury stock, at cost; 90,483 and 21,000 shares at June 30, 2007 and December 30, 2006, respectively	(629)	(172)
Accumulated other comprehensive loss	(11,002)	(11,733)
Retained earnings	31,578	12,376
Total stockholders’ equity	172,095	151,325
	$329,503	$320,806

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended June 30, 2007 and July 1, 2006
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$159,425	$87,231	$298,037	$163,631
Costs and expenses:
Cost of sales and operating expenses	121,925	68,831	225,169	129,512
Selling, general and administrative expenses	14,295	11,817	26,876	21,504
Depreciation and amortization	5,795	5,049	11,539	9,182
Total costs and expenses	142,015	85,697	263,584	160,198
Operating income	17,410	1,534	34,453	3,433

Other income/(expense):
Interest expense	(1,326)	(1,760)	(2,959)	(3,302)
Other, net	(102)	(4,760)	(531)	(4,529)
Total other income/(expense)	(1,428)	(6,520)	(3,490)	(7,831)

Income/(loss) from operations before income taxes	15,982	(4,986)	30,963	(4,398)
Income taxes expense/(benefit)	6,500	(1,837)	11,901	(1,615)

Net income/(loss)	$9,482	$(3,149)	$19,062	$(2,783)

Basic income/(loss) per share:	$0.12	$(0.04)	$0.24	$(0.04)
Diluted income/(loss) per share:	$0.12	$(0.04)	$0.23	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and July 1, 2006
(in thousands)
(unaudited)

	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income/(loss)	$19,062	$(2,783)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	11,539	9,182
Gain on disposal of property, plant, equipment and other assets	(16)	(120)
Write-off deferred loan costs	–	2,569
Deferred taxes	(994)	(1,754)
Stock-based compensation expense	1,005	818
Changes in operating assets and liabilities, net of effect of acquisition:
Restricted cash	32	1,858
Accounts receivable	(6,942)	3,967
Inventories and prepaid expenses	(5,757)	(1,750)
Accounts payable and accrued expenses	5,634	(6,403)
Other	2,419	1,543
Net cash provided by operating activities	25,982	7,127
Cash flows from investing activities:
Capital expenditures	(5,742)	(5,596)
Acquisition of NBP, net of cash acquired	–	(79,924)
Gross proceeds from disposal of property, plant and equipment and other assets	103	219
Net cash used by investing activities	(5,639)	(85,301)
Cash flows from financing activities:
Proceeds from debt	19,000	111,000
Payments on debt	(38,504)	(61,513)
Deferred loan costs	(18)	(1,558)
Contract payments	(84)	(77)
Issuance of common stock	242	21
Minimum withholding taxes paid on stock awards	(457)	–
Excess tax benefits from stock-based compensation	358	32
Net cash provided/(used) by financing activities	(19,463)	47,905
Net increase/(decrease) in cash and cash equivalents	880	(30,269)
Cash and cash equivalents at beginning of period	5,281	36,000
Cash and cash equivalents at end of period	$6,161	$5,731
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,181	$2,682
Income taxes, net of refunds	$15,157	$2,182

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2007 and July 1, 2006 have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2006.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of June 30, 2007, and include the 13 weeks and 26 weeks ended June 30, 2007, and the 13 weeks and 26 weeks ended July 1, 2006.

(c)	Earnings per Share

Basic income per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period.  Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income/(Loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		June 30,			July 1,
		2007			2006
	Income /(loss)	Shares	Per Share	Income /(loss)	Shares	Per Share
Basic:
Net Income/(loss)	$ 9,482	80,610	$ 0.12	$ (3,149)	72,603	$ (0.04)

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		1,941			–
Less: Pro forma treasury shares		(655)			–

Diluted:
Net income/(loss)	$ 9,482	81,896	$ 0.12	$ (3,149)	72,603	$ (0.04)

	Six Months Ended
		June 30,			July 1,
		2007			2006
	Income /(loss)	Shares	Per Share	Income /(loss)	Shares	Per Share
Basic:
Net Income/(loss)	$ 19,062	80,519	$ 0.24	$ (2,783)	68,278	$ (0.04)

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		2,002			–
Less: Pro forma treasury shares		(723)			–

Diluted:
Net income/(loss)	$ 19,062	81,798	$ 0.23	$ (2,783)	68,278	$ (0.04)

For the three months ended June 30, 2007 and July 1, 2006, respectively, 19,747 and 1,714,885 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended June 30, 2007 and July 1, 2006, respectively, 114,590 and 507,991 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended June 30, 2007 and July 1, 2006, respectively, 92,209 and 156,396 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 30, 2007 and July 1, 2006, respectively, 38,000 and 1,729,009 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the six months ended June 30, 2007 and July 1, 2006, respectively, 131,905 and 499,992 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the six months ended June 30, 2007 and July 1, 2006, respectively, 98,273 and 78,198 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

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

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net sales	$ 109,864	$ 236,988
Income/(loss) from continuing operations	(2,272)	1,304
Net income/(loss)	(2,272)	1,304
Earnings per share
Basic and diluted	$ (0.03)	$ 0.02

The purchase price for the Transaction totaled $150.7 million, which included the issuance of approximately 16.3 million shares of Darling common stock valued at $70.5 million.  The asset purchase agreement contains a true-up adjustment in which additional shares (“Contingent Shares”) could have been issuable to NBP based on Darling’s stock price for an average of 90 days ending on June 30, 2007 (the “True-up Market Price”).  At June 30, 2007, the Company’s share price for an average of 90 days ending June 30, 2007 exceeded the True-up Market Price and no additional shares were issued.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At June 30, 2007 and December 30, 2006, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $23.5 million and $21.5 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In June 2006, the Company was awarded damages of approximately $7.4 million as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants.  At the time the damages were awarded, collectibility of such damages was uncertain; however, on October 12, 2006, the Company entered into an agreement to sell its rights to such damages to a third party for $2.2 million in cash.  The agreement was made subject to certain conditions that were satisfied on March 1, 2007.  On March 8, 2007, the Company received $2.2 million and transferred its damage award to the third party.  The Company has recorded a gain with the receipt of the $2.2 million in proceeds in the first quarter of 2007.

The Company is a party to a litigation matter involving a contract dispute.  In July 2007, a judgment was entered in the matter, which ruled against the Company on certain points and in favor of the Company on certain points.  The judgment requires the Company to convey an unused parcel of property held on the books for approximately $500,000 to the counterparty for that amount.  The Company prevailed on certain issues regarding a request for ongoing indemnity.  The Company is considering an appeal of the judgment.  The counterparty has filed a motion with the court seeking approximately $2.6 million in attorneys’ fees and costs.  The Company intends to vigorously oppose the counterparty’s motion for attorneys’ fees and costs.

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

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension and miscellaneous other assets.  The assets from the Transaction are reflected primarily in the Rendering segment.

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

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Rendering:
Trade	$ 112,185	$ 60,413	$ 213,850	$ 105,915
Intersegment	9,547	7,004	18,378	14,256
	121,732	67,417	232,228	120,171
Restaurant Services:
Trade	47,240	26,818	84,187	57,716
Intersegment	1,220	663	2,280	1,700
	48,460	27,481	86,467	59,416
Eliminations	(10,767)	(7,667)	(20,658)	(15,956)
Total	$ 159,425	$ 87,231	$ 298,037	$ 163,631

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Rendering	$ 17,661	$ 6,235	$ 35,569	$ 10,623
Restaurant Services	9,846	2,920	17,209	6,018
Corporate	(16,699)	(10,544)	(30,757)	(16,122)
Interest expense	(1,326)	(1,760)	(2,959)	(3,302)
Income/(loss) from continuing operations	$ 9,482	$ (3,149)	$ 19,062	$ (2,783)

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

Business Segment Assets (in thousands):

	June 30, 2007	December 30, 2006
Rendering	$ 157,695	$ 153,798
Restaurant Services	39,285	36,359
Combined Rendering/Restaurant Services	102,866	105,402
Corporate	29,657	25,247
Total	$ 329,503	$ 320,806

(6)	Income Taxes

The Company has provided income taxes for the three-month and six-month periods ended June 30, 2007 and July 1, 2006, based on its estimate of the effective tax rate for the entire 2007 and 2006 fiscal years.

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

Federal examinations for years 2002 and 2004 have been completed.  For federal income tax purposes, open tax years include 2003 and some subsequent years.  The statute for most state returns filed for the year 2003 will expire in the third quarter of 2007.  Statute of limitations are generally three to four years from the due date of the return, including extensions, depending upon the jurisdiction.  The Company’s state tax returns for 2003, 2004 and 2005 are still open. Additionally, it is expected that the amount of unrecognized tax benefits will change over the next 12 months, but the Company does not expect the change to have a significant impact on its results of operations or financial position.

(7)	Financing

The Company entered into a new $175 million credit agreement (the “Credit Agreement”) with new lenders on April 7, 2006 that replaced the former senior credit agreement executed in April 2004.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of June 30, 2007, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.  The proceeds of the term loan facility and a portion of the revolving credit facility were used to pay a portion of the consideration for the Transaction.  See Note 3 for further discussion regarding the Transaction.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1%, plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At June 30, 2007 under the Credit Agreement, the interest rate for the $45.0 million term loan that was outstanding was based on LIBOR plus a margin of 1.25% per annum for a total of 6.625% per annum.  The interest rate for $10.0 million of the revolving loan amount outstanding was based on LIBOR plus a margin of 1.25% per annum for a total of 6.625% and the remaining $8.5 million under the revolving loan amount was based on prime plus a margin of 0.25% per annum for a total of 8.50% per annum.

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

The Credit Agreement consisted of the following elements at June 30, 2007 and December 30, 2006, respectively (in thousands):

	June 30, 2007	December 30, 2006
Term Loan	$45,000	$47,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	18,500	35,500
Letters of credit issued	18,891	18,391
Availability	$87,609	$71,109

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of June 30, 2007, the Company was in compliance with all the covenants contained in the Credit Agreement.  At June 30, 2007, the Company had unrestricted cash of $6.2 million, compared to unrestricted cash of $5.3 million at December 30, 2006 and $5.7 million at July 1, 2006.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At June 30, 2007, the fair value of these interest swap agreements was $0.1 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustments recorded to accumulated other comprehensive loss, the net change arising from hedging transactions, and the amounts recognized in earnings during the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Derivative adjustment included in accumulated other comprehensive loss at beginning of period	$ 505	$ –	$ 408	$ –
Net change arising from current period hedging transactions (a)	(431)	(130)	(328)	(130)
Reclassifications into earnings	(8)	–	(14)	–
Accumulated other comprehensive loss/(gain)	$ 66	$ (130)	$ 66	$ (130)

(a)	Reported as other comprehensive gain of approximately $0.7 million and $0.6 million recorded net of taxes of approximately $0.3 million for the three and six months ended June 30, 2007, respectively.

A summary of the gains and losses recognized in earnings during the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Loss to interest expense related to interest rate swap agreements (effective portion)	$ 8	$ –	$ 14	$ –
Loss/(gain) to other expenses related to net change arising from current period hedging transactions	–	–	–	–
Total reclassifications into earnings	$ 8	$ –	$ 14	$ –

Gains and losses reported in accumulated other comprehensive income/(loss) are reclassified into earnings upon the occurrence of the hedged transactions.

(9)	Comprehensive Income/(Loss)

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended June 30, 2007 and July 1, 2006, total comprehensive income/(loss) was $10.1 million and $(3.0) million, respectively.  For the six months ended June 30, 2007, and July 1, 2006, total comprehensive income/(loss) was $19.8 million and $(2.7) million, respectively.

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

Net pension cost for the three and six months ended June 30, 2007 and July 1, 2006 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$582	$601	$1,164	$1,165
Interest cost	1,253	1,161	2,506	2,275
Expected return on plan assets	(1,409)	(1,289)	(2,818)	(2,531)
Amortization of prior service cost	29	35	58	70
Amortization of net loss	288	413	576	826
Net pension cost	$743	$921	$1,486	$1,805

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Based on actuarial estimates at June 30, 2007, the Company expects to make contributions of $0.7 million to meet funding requirements for its pension plans during the next twelve months. Additionally, the Company expects to make tax deductible discretionary contributions to its pension plans in the third quarter of fiscal 2007 of approximately $5.9 million.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  Therefore, at June 30, 2007, the Company recorded a liability of approximately $1.2 million related to the termination, which represents management’s best estimate of the net present value of the liability.  The amount of the liability may be adjusted over the coming months when the final contribution requirements are determined by the plan.

(12)	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008.  The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

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

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.   The Company collects and recycles  animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.  With the May 15, 2006 acquisition of substantially all of the assets of NBP (the “Transaction”), the Company now processes raw materials at 39 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of livestock feed, oleo-chemicals, soaps, leather goods, bio-fuels and pet foods, for use as ingredients in their products or for further processing   As a result of the Transaction, the Company’s first half of 2007 results include 26 weeks of contribution of assets acquired in the Transaction, as compared to seven weeks contribution from these assets in the first half of 2006.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2006.

During the second quarter of fiscal 2007 the Company benefited from significantly higher finished product prices and stronger raw material volumes.  Higher finished product prices are reflective of the underlying anticipated global commodity demand for grains and oilseeds for the production of bio-fuels.  Second quarter results also reflect the substantially completed integration and resulting synergies of the Transaction completed on May 15, 2006.  The Company continues to face challenges relating to volatile commodity markets, historically high diesel and natural gas prices and unsettled trade issues in relation to beef production and exports of its finished products.

Operating income increased by $15.9 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of fiscal 2007 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2007

•
Higher finished product commodity prices were experienced in the second quarter of fiscal 2007 as a result of a continuing global tightening of feed grains and oils from a growing global demand for bio-fuels.  Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in “Results of Operations.”  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in “Summary of Key Indicators.”

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of any tax credits received.  The Company has not recorded these credits as income due to pending clarification of the federal regulations.  The Company is in the process of pursuing clarification and eligibility to receive the Alternative Fuel Mixture Credits.  As of June 30, 2007, the Company has applied for approximately $1.4 million in Alternative Fuel Mixture Credits and has received approximately $1.0 million from the IRS relating to these credits, which are included in current liabilities on the balance sheet as deferred income.  The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high.

Summary of Critical Issues and Known Trends Faced by the Company in 2007 and Thereafter

•
Energy prices for natural gas and diesel fuel are expected to remain volatile in fiscal 2007. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained volatile in the first six months of 2007 and represent an ongoing challenge to the Company’s operating results for future periods.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of July 27, 2007, but low pathogenic strains that are not a threat to human health have been reported in the U.S.  The USDA has developed safeguards to protect the U.S. poultry industry from H5N1.  These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected.  Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) are expected to continue throughout 2007 and thereafter.  The Company expects recurring compliance costs related to the required updating of documentation and the testing and auditing of the Company’s system of internal control over financial reporting, as required by the Sarbanes Act.  Additionally, the Company expects to incur higher costs related to the Sarbanes Act in fiscal 2007 over the previous year due to the inclusion of NBP for the first time in the internal control documentation and testing process.

Recent Developments Regarding Federal Regulations:

•
Canada banned specified risk materials (“SRM”) from all animal feed, pet food and fertilizers on July 12, 2007.  Banned materials include the skull, brain, trigeminal ganglia, eyes, tonsils, spinal cord and dorsal root ganglia of cattle aged 30 months or older and the distal ileum of cattle of all ages.

•
The World Organization for Animal Health (“OIE”) formally classified the U.S. as a “controlled risk” country for bovine spongiform encephalopathy (“BSE”) in a report released May 22, 2007.  In the same report, the OIE recommended tightening feed rules in the U.S. and eliminating SRM from the feed chain as Canada has done.  The OIE advised that proper implementation of an SRM ban in the U.S. will be a key factor in its maintaining the controlled risk status for BSE.

•
In March 2007, U.S. federal and state regulatory authorities put increased emphasis on pet and livestock food safety as a result of the discovery of adulterated imported pet and livestock food additives.  It is unclear whether, or to what extent, any increased regulatory attention on animal food safety will impact the Company.

•
As a result of the first case of BSE, on October 6, 2005, the FDA proposed to amend the agency’s regulations to prohibit certain cattle origin materials in the food or feed of all animals (the “Proposed Rule”).  The materials that were proposed to be banned include:  1) the brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption;  2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and  3) the entire carcass of cattle not inspected and passed for human consumption if the brains and spinal cords have not been removed.  In addition, the Proposed Rule provides that tallow containing more than 0.15% insoluble impurities also be banned from all animal food and feed if this tallow is derived from the proposed prohibited materials.  As of July 27, 2007, the FDA has not finalized the Proposed Rule and no new regulations affecting animal feed or modifying the Proposed Rule have been issued, despite a prohibition on SRM from all animal feed in Canada and recommendations by the OIE that a similar ban be instituted in the U.S.  The Company’s management will continue to monitor this and other regulatory issues.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Summary of Key Factors Impacting Second Quarter 2007 Results:

Principal factors that contributed to a $15.9 million increase in operating income, which are discussed in greater detail in the following section, were:
•	The inclusion of the operations of NBP, and
•	Higher finished product prices.

These increases were partially offset by:
•	Higher raw material prices,
•	Higher energy costs, primarily related to natural gas and diesel fuel, and
•	A multi-employer pension plan mass withdrawal termination liability.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the second quarter of fiscal 2007 compared to average Jacobsen prices for the second quarter of fiscal 2006 follow:

	Avg. Price 2nd Quarter 2007	Avg. Price 2nd Quarter 2006	Increase	% Increase
MBM (Illinois)	$217.27 /ton	$146.86 /ton	$70.41 /ton	47.9%
MBM (California)	$222.72 /ton	$124.17 /ton	$98.55 /ton	79.4%
BFT (Chicago)	$ 29.28 /cwt	$ 14.57 /cwt	$14.71 /cwt	101.0%
YG (Illinois)	$ 23.13 /cwt	$ 10.77 /cwt	$12.36 /cwt	114.8%

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

During the second quarter of fiscal 2007, net sales increased by $72.2 million (82.8%) to $159.4 million as compared to $87.2 million during the second quarter of fiscal 2006. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Net sales due to contribution from NBP assets	$ 32.0	$ 3.6	$ —	$ 35.6
Higher finished goods prices	20.6	12.1	—	32.7
Purchase of finished product for resale	0.9	1.6	—	2.5
Other sales increases	1.2	0.2	—	1.4
Product transfers	(2.5)	2.5	—	—
	$ 52.2	$ 20.0	$ —	$ 72.2

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include cost of raw material, the cost of product purchased for resale, and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices.  Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

    During the second quarter of fiscal 2007, cost of sales and operating expenses increased $53.1 million (77.2%) to $121.9 million as compared to $68.8 million during the second quarter of fiscal 2006. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost of sales and operating expense related to NBP assets	$ 24.8	$ 2.1	$ –	$ 26.9
Higher raw material prices	11.5	7.1	–	18.6
Other expenses	2.2	0.2	0.2	2.6
Purchases of finished product for resale	0.9	1.6	–	2.5
Higher energy costs, primarily natural gas and diesel fuel	1.2	0.1	–	1.3
Multi-employer pension plan mass withdrawal termination liability	1.2	–	–	1.2
Product transfers	(2.5)	2.5	–	–
	$ 39.3	$ 13.6	$ 0.2	$ 53.1

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.3 million during the second quarter of fiscal 2007, a $2.5 million increase (21.2%) from $11.8 million during the second quarter of fiscal 2006.  The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits	$ (0.1)	$ (0.1)	$ 1.2	$ 1.0
Selling, general and administrative expense related to NBP assets	0.5	0.1	0.1	0.7
Other expense increases	–	(0.1)	0.6	0.5
Higher legal expense	–	–	0.3	0.3
	$ 0.4	$ (0.1)	$ 2.2	$ 2.5

Depreciation and Amortization.  Depreciation and amortization charges were $5.8 million during the second quarter of fiscal 2007, an increase of $0.8 million from $5.0 million during the second quarter of fiscal 2006. The increase is primarily due to the acquisition of assets from NBP in fiscal 2006.

Interest Expense. Interest expense was $1.3 million during the second quarter of fiscal 2007 compared to $1.8 million during the second quarter of fiscal 2006, a decrease of $0.5 million, primarily due to a decrease in rates and outstanding balance related to the Company’s outstanding debt.

Other Income/Expense. Other expense was $0.1 million in the second quarter of fiscal 2007, a decrease of $4.7 million as compared to $4.8 million in the second quarter of fiscal 2006. The decrease in other expense in the second quarter of fiscal 2007 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write off deferred loan costs	$ —	$ —	$ (2.6)	$ (2.6)
Subordinated debt prepayment fees	—	—	(1.9)	(1.9)
Decrease in other expense	—	—	(0.2)	(0.2)
	$ —	$ —	$ (4.7)	$ (4.7)

During the second quarter of 2006, the Company retired its subordinated debt and incurred charges of $1.9 million for prepayment fees and $1.1 million to write off deferred loan costs.  In addition, the Company entered into a new revolving credit facility during the second quarter of 2006, which resulted in a charge of $1.5 million to write off deferred loan costs related to the previous revolving credit facility.

Income Taxes. The Company recorded income tax expense of $6.5 million for the second quarter of fiscal 2007, compared to income tax benefit of $1.8 million recorded in the second quarter of fiscal 2006, an increase of $8.3 million, primarily due to increased pre-tax earnings of the Company in fiscal 2007.  The effective tax rate for the second quarter of fiscal 2007 is 40.7% compared to 36.8% for the second quarter of fiscal 2006.  The difference from the statutory rate of 35% in fiscal 2007 is primarily due to state taxes and nondeductible expense limitations for income tax purposes.  The difference from the statutory rate in fiscal 2006 is primarily due to state taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Summary of Key Factors Impacting the First Six Months of Fiscal 2007 Results:

Principal factors that contributed to a $31.0 million increase in operating income, which are discussed in greater detail in the following section, were:
•	The inclusion of the operations of NBP,
•	Higher finished product prices, and
•	$2.2 million received for sale of judgment.

These increases were partially offset by:
•	Higher raw material prices,
•	Higher payroll and related benefits,
•	Multi-employer pension plan mass withdrawal termination liability, and
•	Higher energy costs, primarily related to natural gas and diesel fuel.

Summary of Key Indicators of 2007 Performance:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the first six months of fiscal 2007 compared to average Jacobsen prices for the first six months of fiscal 2006 follow:

	Avg. Price Six Months 2007	Avg. Price Six Months 2006	Increase	% Increase
MBM (Illinois)	$210.50 /ton	$158.13 /ton	$52.37 /ton	33.1%
MBM (California)	$212.10 /ton	$119.45 /ton	$92.65 /ton	77.6%
BFT (Chicago)	$ 25.40 /cwt	$ 15.50 /cwt	$ 9.90 /cwt	63.9%
YG (Illinois)	$ 20.89 /cwt	$ 11.74 /cwt	$ 9.15 /cwt	77.9%

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

Finished product production volumes are the end result of the Company’s production processes and directly impact goods available for sale, thus becoming an important component of sales revenue. Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), providing an indication of the effectiveness of the Company’s production process.  Factors impacting yield on production include the quality of raw material and the warm weather during summer months, which rapidly degrades raw material.

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

During the first six months of fiscal 2007, net sales increased by $134.4 million (82.2%) to $298.0 million as compared to $163.6 million during the first six months of fiscal 2006.  The increase in net sales was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Net sales due to contribution from NBP assets	$ 84.8	$ 6.7	$ —	$ 91.5
Higher finished goods prices	27.4	14.8	—	42.2
Other sales increases	2.8	(0.7)	—	2.1
Purchase of finished product for resale	(1.8)	0.4	—	(1.4)
Product transfers	(4.1)	4.1	—	—
	$ 109.1	$ 25.3	$ —	$ 134.4

    Cost of Sales and Operating Expenses.  Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale, and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials.  Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During the first six months of fiscal 2007, cost of sales and operating expenses increased $95.7 million (73.9%) to $225.2 million as compared to $129.5 million during the first six months of fiscal 2006.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost of sales and operating expense related to NBP assets	$ 65.6	$ 3.6	$ –	$ 69.2
Higher raw material prices	15.6	7.5	–	23.1
Other expenses	3.3	–	0.7	4.0
Multi-employer pension plan mass withdrawal termination liability	1.2	–	–	1.2
Higher energy costs, primarily natural gas and diesel fuel	1.0	(0.2)	–	0.8
Sale of judgment	(1.2)	–	–	(1.2)
Purchases of finished product for resale	(1.8)	0.4	–	(1.4)
Product transfers	(4.1)	4.1	–	–
	$ 79.6	$ 15.4	$ 0.7	$ 95.7

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.9 million during the first six months of fiscal 2007, a $5.4 million increase (25.1%) from $21.5 million during the first six months of fiscal 2006.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Selling, general and administrative expense related to NBP assets	$ 1.8	$ 0.2	$ 0.9	$ 2.9
Payroll and related benefits	(0.2)	(0.1)	2.9	2.6
Other expense increases	–	(0.2)	1.1	0.9
Sale of judgment	–	–	(1.0)	(1.0)
	$ 1.6	$ (0.1)	$ 3.9	$ 5.4

Depreciation and Amortization.    Depreciation and amortization charges increased $2.3 million (25.0%) to $11.5 million during the first six months of fiscal 2007  as compared to $9.2 million during the first six months of fiscal 2006. The increase is primarily due to the acquisition of assets from NBP in fiscal 2006.

Interest Expense. Interest expense was $3.0 million during the first six months of fiscal 2007 compared to $3.3 million during the first six months of fiscal 2006, a decrease of $0.3 million, primarily due to a decrease in rates and outstanding balance related to the Company’s outstanding debt.

    Other Income/Expense. Other expense was $0.5 million in the first six months of fiscal 2007, a $4.0 million decrease in expense as compared to other expense of $4.5 million in the first six months of fiscal 2006. The decrease in other expense in the first six months of fiscal 2007 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write off of deferred loan costs	$ —	$ —	$ (2.6)	$ (2.6)
Subordinated debt prepayment fees	—	—	(1.9)	(1.9)
Decrease in interest income	—	—	0.4	0.4
Increase in other expense	—	—	0.1	0.1
	$ —	$ —	$ (4.0)	$ (4.0)

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

Income Taxes.  The Company recorded income tax expense of $11.9 million for the first six months of fiscal 2007, compared to income tax benefit of $1.6 million recorded in the first six months of fiscal 2006, an increase of $13.5 million, primarily due to an increase in pre-tax earnings of the Company in fiscal 2007.  The effective tax rate for fiscal 2007 is 38.4% compared to 36.7% for fiscal 2006, which is different from the statutory rate primarily due to state taxes.

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

•
As of June 30, 2007, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $5.0 million, for an aggregate of $45.0 million principal outstanding under the term loan facility at June 30, 2007.

•
Alternative base rate loans under the Credit Agreement bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1%, plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans bear interest at a rate per annum based on the then-applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

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

The Credit Agreement consisted of the following elements at June 30, 2007 (in thousands):

Credit Agreement:
Term Loan	$ 45,000
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	18,500
Letters of credit issued	18,891
Availability	$ 87,609

The obligations under the Credit Agreement are guaranteed by Darling National LLC (“Darling National”) and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of June 30, 2007, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying June 30, 2007 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On June 30, 2007, the Company had working capital of $27.1 million and its working capital ratio was 1.43 to 1 compared to working capital of $17.9 million and a working capital ratio of 1.31 to 1 on December 30, 2006.  At June 30, 2007, the Company had unrestricted cash of $6.2 million and funds available under the revolving credit facility of $87.6 million, compared to unrestricted cash of $5.3 million and funds available under the revolving credit facility of $71.1 million at December 30, 2006.

Net cash provided by operating activities was $26.0 million and $7.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively, an increase of $18.9 million, primarily due to an increase in net income of approximately $21.8 million and changes in operating assets and liabilities, which includes a reduction in accounts receivable of $10.9 million, a reduction of inventory of approximately $2.3 million, a reduction of prepaid expenses of $1.7 million and an increase in accounts payable and accrued expenses of $12.0 million.  The decrease in cash flows from accounts receivable and inventory is due to increased finished product prices.  Cash used by investing activities was $5.6 million for the first six months of fiscal 2007 compared to $85.3 million for the first six months of fiscal 2006, a decrease of $79.7 million, due primarily to $79.9 million in cash used in the second quarter of fiscal 2006 for the Transaction.  Net cash used by financing activities was $19.5 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $47.9 million for the six months ended July 1, 2006, a decrease of cash provided of $67.4 million, principally due to borrowing related to the Transaction in the second quarter of fiscal 2006.

The Company made capital expenditures of $5.7 million and $5.6 million during the first six months of fiscal 2007 and fiscal 2006, respectively.  Capital expenditures related to compliance with environmental regulations were $1.0 million and $0.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2007, the Company has accrued approximately $7.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at June 30, 2007.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make $0.7 million in payments in order to meet minimum pension funding requirements during the next twelve months, which will reduce current accrued compensation and benefit expenses.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company expects to make tax deductible discretionary contributions to its pension plans in the third quarter of fiscal 2007 of approximately $5.9 million.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law and goes into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  Therefore, at June 30, 2007, the Company recorded a liability of approximately $1.2 million related to the termination, which represents management’s best estimate of the net present value of the liability.  The amount of the liability may be adjusted over the coming months when the final contribution requirements are determined by the plan.  While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of any tax credits received.  The Company has not recorded these credits as income due to pending clarification of the federal regulations.  The Company is in the process of pursuing clarification and eligibility to receive the Alternative Fuel Mixture Credits.  As of June 30, 2007, the Company has applied for approximately $1.4 million in Alternative Fuel Mixture Credits and has received approximately $1.0 million from the IRS relating to these credits, which are included in current liabilities on the balance sheet as deferred income.  The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high.  Depending on the natural gas prices and market price of fats, the amount of Alternative Fuel Mixture Credits the Company applies for and receives could be material.

    The Company is a party to a litigation matter involving a contract dispute.  In July 2007, a judgment was entered in the matter, which ruled against the Company on certain points and in favor of the Company on certain points.  The judgment requires the Company to convey an unused parcel of property held on the books for approximately $500,000 to the counterparty for that amount.  The Company prevailed on certain issues regarding a request for ongoing indemnity.  The Company is considering an appeal of the judgment.  The counterparty has filed a motion with the court seeking approximately $2.6 million in attorneys’ fees and costs.  The Company intends to vigorously oppose the counterparty’s motion for attorneys’ fees and costs.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first six months of fiscal 2007, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise;  unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA;  and/or unfavorable export markets.  These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in fiscal 2007 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of fiscal 2007 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to growing interest in bio-diesel;  investments in response to governmental regulations relating to BSE or other regulations;  cash requirements necessary to address unforeseen problems relating to the integration of NBP, including increased expenses related to the Sarbanes Act;  and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced sales, potential inventory buildup and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a further disruption in international sales, a decline in commodities prices, further increases in energy prices resulting from increased world demand and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $13.1 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2007. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2007, in accordance with accounting principles generally accepted in the United States.

Based upon the underlying lease agreements, the Company expects to pay approximately $8.5 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2007.  This amount includes amounts related to the Transaction.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the United States.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either the backlog of unfilled sales orders at the balance sheet date, or for unsold inventory, calculated based upon regional finished product prices quoted in the Jacobsen index at the balance sheet date. Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $19.6 million and $14.6 million at June 30, 2007 and December 30, 2006, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.    Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $9.1 million and $7.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively.  The increase in depreciation expense as compared to historical amounts is primarily due to the Transaction.

The Company’s intangible assets, including permits, routes and non-compete agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years.  The actual economic life and utility of the asset may vary from this estimated life. Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $2.4 million and $2.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively.  The increase in intangible amortization expense as compared to historical amounts is primarily due to the Transaction.

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

The net book value of property, plant and equipment was approximately $128.7 million and $132.1 million at June 30, 2007 and December 30, 2006, respectively.  The net book value of intangible assets was approximately $31.2 million and $33.7 million at June 30, 2007 and December 30, 2006, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset.  Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit.  For purposes of evaluating impairment of goodwill, the Company estimates fair value of each reporting unit based upon future discounted net cash flows from the reporting units.  In calculating these estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each reporting unit with recorded goodwill.  The estimates of fair value of the reporting units and of future discounted net cash flows from operation could change if actual volumes, prices, costs or expenses vary from these estimates.  A future reduction of earnings in the reporting units with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units.  Goodwill was approximately $71.9 million at June 30, 2007 and December 30, 2006.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.  In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities was approximately $23.5 million and $21.5 million at June 30, 2007 and December 30, 2006, respectively.

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

The Company has recorded a pension liability of approximately $19.4 million and $18.7 million at June 30, 2007 and December 30, 2006, respectively.  The Company’s net pension cost was approximately $1.5 million and $1.8 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of tax expense, the resulting tax liability and in future utilization of deferred tax assets that arise from temporary timing differences between financial statement presentation and tax recognition of revenue and expense.  The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in majority control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will expire before they are utilized and the tax benefit is realized.  Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused.  The valuation allowance established to provide a reserve against these deferred tax assets was approximately $9.4 million at June 30, 2007 and December 30, 2006.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method.  The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense of $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply and the price of natural gas used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including: holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At June 30, 2007, the fair value of these interest swap agreements was $0.1 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of June 30, 2007, the Company had forward purchase agreements in place for purchases of approximately $8.8 million of natural gas for the months of July through October 2007.  As of June 30, 2007, the Company had forward purchase agreements in place for purchases of approximately $4.3 million of finished product for the month of July 2007.

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
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2007

PART II: Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 8, 2007 were as follows:

The election of seven directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For:	71,858,121	Against/Withheld:	3,146,425

O. Thomas Albrecht
For:	71,854,668	Against/Withheld:	3,149,878

C. Dean Carlson
For:	66,305,275	Against/Withheld:	8,699,271

Marlyn Jorgensen
For:	73,897,344	Against/Withheld:	1,107,202

Fredric J. Klink
For:	68,819,080	Against/Withheld:	6,185,466

Charles Macaluso
For:	71,737,962	Against/Withheld:	3,266,584

Michael Urbut
For:	70,758,924	Against/Withheld:	4,245,622

Item 6.  EXHIBITS

(a)	Exhibits
	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
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

DARLING INTERNATIONAL INC.

Date: August 9, 2007	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 9, 2007	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)