Form 10-K
period 2007-12-29
DARLING INTERNATIONAL INC
filed 2008-02-27
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________

FORM 10-K

 (Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number
0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
251 O'Connor Ridge Blvd., Suite 300
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ____   No    X

As of the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $720,979,000 based upon the closing price of the common stock as reported on the American Stock Exchange (“AMEX”) on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 81,377,100 shares of common stock, $0.01 par value, outstanding at February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement in connection with the Registrant’s 2008 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

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

Darling is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  Darling collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  On May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC, an Iowa limited liability company (“NBP”).  Darling and its subsidiaries, including Darling National, are collectively referred to herein as (the “Company”).  The Company processes raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing. The Company’s business and operations in fiscal 2007 include 52 weeks of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contribution from these assets in fiscal 2006.

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

The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Continuing operations:
Rendering	$464,468	72.0%	$279,011	68.6%	$192,340	62.3%
Restaurant Services	180,845	28.0	127,979	31.4	116,527	37.7
Total	$645,313	100.0%	$406,990	100.0%	$308,867	100.0%

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

PURCHASE AND COLLECTION OF RAW MATERIALS

The Company operates a fleet of approximately 970 trucks and tractor-trailers to collect raw materials from approximately 115,000 food service establishments, butcher shops, grocery stores and independent meat and poultry processors.  The raw materials collected are manufactured into the finished products sold by the Company.  The Company replaces or upgrades its vehicle fleet as needed to maintain efficient operations.

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

The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to deter spoilage.  Collection of used cooking oil can be made at any time of the day or night, depending on supplier preference; these materials may be held for longer periods of time before processing.  Depending on market conditions, the Company charges a collection fee to offset a portion of the expense incurred in collecting raw material.

During the 2007 fiscal year, the Company’s largest single supplier accounted for approximately 5% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 25% of the total raw material processed by the Company.  For a discussion of the Company’s competition for raw materials, see “Competition.”  Many of the Company’s suppliers supply raw material under long-term supplier agreements.  While the Company does not anticipate problems in the availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

RAW MATERIALS PRICING

The Company has two primary pricing arrangements with its raw materials suppliers.  Approximately 57% of the Company's annual volume of raw materials is acquired on a "formula" basis.  Under a formula arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed service charge.  The Company acquires the remaining annual volume of raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged for the expense of collection, depending on various economic and competitive factors.

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

FINISHED PRODUCTS

The finished products that result from processing of animal by-products are oils, primarily BFT and YG; MBM, a protein; and hides.  Oils are used as ingredients in the production of pet food, animal feed, soaps and as a substitute for traditional fuels.  Oleo-chemical producers use these oils as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.  MBM is used primarily as a high protein additive in pet food and animal feed.  Hides are sold to leather distributors and manufacturers for the production of leather goods.

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

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Commodity sales are primarily managed through the Company's commodity trading department which is headquartered in Irving, Texas.  The Company also maintains sales offices in Des Moines, Iowa and Los Angeles, California for the sale and distribution of selected products.  This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants.  The Company sells its finished products internationally through commodities brokers, Company agents and directly to customers, in various countries.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the Pacific Rim, North Africa, Mexico and South America.  Total export sales were $171.6 million, $112.7 million and $77.6 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets.  The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies.  The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.  See Note 15 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by country.

Following diagnosis of the first U.S. case of bovine spongiform encephalopathy (“BSE”) on December 23, 2003,  many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.  As of February 18, 2008, most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE had been reopened, although Japan only permits imports of U.S. beef from cattle 20 months of age or younger at slaughter.  South Korea, which previously permitted U.S. boneless beef from cattle 30 months of age or younger to be imported, suspended such imports on October 5, 2007.  Export markets for MBM containing beef material produced in the U.S. have remained closed with the exception of the Indonesia market, which is now open for MBM and has made an impact upon MBM prices especially on the West Coast of the U.S.

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

COMPETITION

Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products.  During the last ten plus years, pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors (rendering operations integrated with the meat or poultry packing operation).  Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, has decreased significantly.  Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil is offering a growth area for this raw material source.  The rendering and restaurant services industries are highly fragmented and very competitive.  The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal.  Major competitors for the collection of raw material include:  Baker Commodities in the West and Griffin Industries in Texas and the Southeast.  Each of these businesses competes in both the Rendering and Restaurant Services segments.  Another major competitor in the restaurant services business is Restaurant Technologies, Inc.

In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities.  Tallows and greases are, in certain instances, substitutes for soybean oil and palm stearine, while MBM is a substitute for soybean meal.  Consequently, the prices of tallow, yellow grease and MBM correlate with these substitute commodities.  The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

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

EMPLOYEES AND LABOR RELATIONS

As of December 29, 2007, the Company employed approximately 1,880 persons full-time.  Approximately 45.7% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts.  Management believes that the Company’s relations with its employees and their representatives are good.  There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

The Company is subject to the rules and regulations of various federal, state and local governmental agencies.  Material rules and regulations and the applicable agencies include:

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

Interim regulations published by the FDA in 2004 and amended in 2006 prohibit: 1) specified risk materials (“SRM”) from human food and 2) SRM and materials from non-ambulatory or dead cattle from cosmetics.  Edible BFT that is either derived from SRM-free raw materials or contains less than 0.15% insoluble impurities are permitted in human food supplements and cosmetics.  Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations.

See Item 1A “Risk Factors – The Company’s business may be affected by the impact of BSE and other food safety issues,” for more information regarding certain FDA rules that affect the Company’s business, including a proposed amendment to the BSE Feed Rule.

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

These material rules and regulations and other rules and regulations promulgated by other agencies may influence the Company’s operating results at one or more facilities.

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

The Company’s website is http://www.darlingii.com and the address for the Company’s investor relations web site is http://www.darlingii.com/investors/investors.asp.

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

The Company is subject to the rules and regulations of various federal, state and local governmental agencies.  Material rules and regulations and the applicable agencies include:

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

The applicable rules and regulations promulgated by these agencies may influence the Company’s operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state or local permits and registrations at one or more of the Company’s facilities could halt or curtail operations at impacted facilities, which could adversely affect the Company’s operating results.  The Company’s failure to comply with applicable rules and regulations could subject it to: 1) administrative penalties and injunctive relief;  2) civil remedies, including fines, injunctions and product recalls; and  3) adverse publicity.  There can be no assurance that the Company will not incur material costs and liabilities in connection with these rules and regulations.

The Company is highly dependent on natural gas and diesel fuel.

The Company’s operations are highly dependent on the use of natural gas and diesel fuel.  Energy prices for natural gas and diesel fuel are expected to remain relatively high throughout 2008.  The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices are expected to remain relatively high in fiscal 2008 and represent an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.  See Item 7, “Management’s Discussion and Analysis,” for a recent history of natural gas pricing.

Multi−employer defined benefit pension plans to which the Company contributes may be under-funded.

The Company contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not manage these multi-employer plans.  Based upon the most currently available information from plan administrators, some of which information is more than a year old, the Company believes that some of these multi-employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans.  In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding beginning as early as 2008.  As a result, the Company’s required contributions to these plans may increase in the future.   Furthermore, under current law regarding multi-employer defined benefit plans, any of a plan’s termination, the Company’s voluntary withdrawal from any under-funded plan, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan, would require the Company to make payments to the plan for the Company’s proportionate share of the multi-employer plan’s unfunded vested liabilities.  Moreover, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.  Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact the Company’s liquidity and results of operations.

The Company’s business may be affected by the impact of BSE and other food safety issues.

Effective August 1997, the FDA promulgated the BSE Feed Rule in an effort to prevent the spread of BSE. Detection of the first case of BSE in the U.S. in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products and reduced demand for beef and beef products by consumers.  Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. may result in additional regulatory and market related challenges that may affect the Company’s operations or increase the Company’s operating costs.

The following are recent developments and recent regulatory history with respect to BSE in the U.S.:

•
On January 18, 2008, APHIS published a final rule (“Clarification Rule”) that addressed discrepancies in import regulations created in 2005 when a final rule allowing the importation of cattle and bovine products derived from countries posing a minimal risk for BSE (“Minimal Risk Rule”) was implemented.  The Minimal Risk Rule classified Canada as a minimal risk country.  The Clarification Rule became effective on February 19, 2008 and allows products derived from poultry and pork processed in the same facility as Canadian beef to be imported into the U.S.  Regulations affecting the importation of pork and poultry products were not harmonized with the Minimal Risk Rule to recognize countries classified as a minimal risk for BSE. As a result, imports of Canadian pork and poultry products processed in the same facility as Canadian beef were prohibited until the Clarification Rule went into effect.  Import regulations may affect the Company’s access to raw materials for processing.

•
On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle over 30 months of age and born after March 1, 1999 and bovine products derived from such cattle to be imported into the US for any use. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Canada banned the skull, brain, trigeminal ganglia, eyes, tonsils, spinal cord and dorsal root ganglia of cattle aged 30 months or older and the distal ileum of cattle of all ages from all animal feed, pet food and fertilizers on July 12, 2007.  Canada also prohibits the exportation of such materials.

•
On May 22, 2007, a report released by the World Organization for Animal Health (“OIE”) formally classified the U.S. as a “controlled risk” country for BSE.  In the same report, the OIE recommended tightening feed rules in the U.S. and eliminating SRM from the feed chain as Canada has done.  The OIE advised that proper implementation of an SRM ban in the U.S. will be a key factor in maintaining a controlled risk status for BSE.

•
In 2005, the FDA proposed to amend the BSE Feed Rule by also prohibiting from the food or feed of all animals:  (1) brain and spinal cord from cattle 30 months and older that are inspected and passed for human consumption;  (2) the brain and spinal cord from cattle of any age not inspected and passed for human consumption; and  (3) the entire carcass of cattle not inspected and passed for human consumption if the brain and spinal cord has not been removed (“Proposed Rule”).  In addition, the Proposed Rule provides that tallow containing more than 0.15% insoluble impurities also be banned from all animal food and feed if this tallow is derived from the proposed prohibited materials.  In November 2007, the FDA submitted a final draft of the Proposed Rule to the Office of Management and Budget (“OMB”) for review.  The OMB is an office of the White House and is typically allowed up to 90 days to review proposed, interim and final rules submitted by regulatory agencies, among its other functions.  Once its review is completed, the OMB may allow the FDA to publish the Proposed Rule as a final rule or recommend the FDA address economic or other issues before submitting it to the OMB again.  Although management will continue to monitor the Proposed Rule and other regulatory issues, it is possible that, if implemented, the Proposed Rule or other FDA regulatory action could negatively impact the Company’s operations and financial performance.

      The occurrence of BSE in the U.S. may result in additional finished product export restrictions by foreign governments, market price fluctuations for the Company’s finished products and/or reduced demand for beef and beef products by consumers.  Legislative and regulatory efforts to address BSE concerns and preempt adulterations of feed ingredients, may result in additional U.S. government regulations and/or increase the Company’s operating costs.

The following are recent developments with respect to human food, pet food and animal feed safety that arose during 2007:

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities. As of February 18, 2008, Congress has not granted these authorities to the FDA.

•
On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the “2007 Act”) was signed into law as a result of Congressional concern for pet food and livestock feed safety, following the discovery of adulterated imported pet food and livestock feed in March 2007.  The 2007 Act directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  The impact of the 2007 Act on the Company will not be clear until the FDA interprets the 2007 Act and issues guidance or proposes new regulations.

The Company’s business may be negatively impacted by a significant outbreak of avian influenza (“Bird Flu”) in the U.S.

Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, is well established in Asia and periodically spreads into Europe. The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans. This highly pathogenic strain was not detected in North or South America during 2007, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada during that period.  The USDA has developed safeguards to protect the U.S. poultry industry from the H5N1 strain of Bird Flu.  These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected.  Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

The Company’s ability to achieve the benefits resulting from the Transaction.

On May 15, 2006, the Company completed the acquisition of substantially all of the assets of NBP with the expectation that the Transaction would result in mutual benefits including, among other things, revenue growth, diversification of raw material supplies and the creation of a larger platform to grow the restaurant services segment. Although the operational and administrative phase of this integration has been substantially completed and many of these expectations have been realized, any future goodwill impairment charges that the Company might incur with respect to the assets of NBP could affect the Company’s ability to achieve the full benefits of the Transaction.

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

Darling’s facilities are subject to various federal, state and local environmental and other permitting requirements, depending on their locations.  Periodically, these permits may be reviewed and subject to amendment or withdrawal.  Applications for an extension or renewal of various permits may be subject to challenge by community and environmental activists and others.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown involving one of the Company’s facilities, in a majority of the Company’s markets the Company would utilize a nearby operating facility to continue to serve its customers in the affected market.  In certain markets, however, the Company does not have alternate operating facilities.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown in these markets, the Company may experience an interruption in its ability to service its customers and to procure raw materials.  This may materially and adversely affect the Company’s business and results of operations in those markets.  In addition, after an operating facility affected by a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company’s services.

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

The Company has not paid any dividends on its common stock since January 3, 1989.  The Company’s current financing arrangements permit the Company to pay cash dividends on its common stock within limitations defined in its credit agreement.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.  Furthermore, the Company’s ability to pay any cash or non-cash dividends on its common stock is subject to applicable provisions of state law and to the terms of its credit agreement.

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

The Company’s certificate of incorporation, as amended, does not limit the issuance of additional common stock or the issuance of preferred stock.  As of February 15, 2008, the Company has available for issuance 18,440,534 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock that may be issued in series.

The Company could incur a material weakness in its internal control over financial reporting that requires remediation.

The Company’s disclosure controls and procedures were deemed to be effective in fiscal 2007.  However, any future failures by the Company to maintain the effectiveness of its disclosure controls and procedures, including its internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of the Company’s public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to timely meet its regulatory reporting obligations.  Consequences of a material weakness such as those listed in the foregoing sentence could have a negative effect on the trading price of the Company’s stock.

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

The Company’s 39 operating facilities consist of 25 full service rendering plants, six yellow grease/trap plants, four blending plants, one edible meat plant, one technical tallow plant, one hides plant and one pet food plant. Except for three leased facilities, all of these facilities are owned by the Company.  In addition, the Company owns or leases 36 transfer stations in the U.S., some of which also process yellow grease and trap.  These transfer stations serve as collection points for routing raw material to the processing plants set forth below.  Some locations service a single business segment while others service both business segments.  The following is a listing of the Company’s operating facilities by business segment:

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

* Property is leased. Rent expense for these leased properties was $0.7 million in the aggregate in fiscal 2007.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 29, 2007 and December 30, 2006, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $17.1 million and $17.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In July 2007, a judgment was entered in a litigation matter involving a contract dispute in which the Company was a party.  The judgment required the Company to convey an unused parcel of property recorded on the books for approximately $500,000 to the counterparty for that amount.  In December 2007, a judgment was entered in the matter awarding the counterparty approximately $2.6 million in attorneys’ fees and costs.  The Company filed appeals of both judgments.  The Company settled this matter during the first quarter of fiscal 2008.  Pursuant to the terms of the settlement, the Company transferred the property to the counterparty for a purchase price of $500,000, paid the counterparty approximately $2.2 million towards attorneys’ fees and costs and agreed to dismiss its pending appeals with prejudice.  In addition, the parties exchanged mutual releases.  The Company has recorded a charge of $2.2 million for the attorneys’ fees and costs in the fourth quarter of 2007, which is included in selling, general and administrative expenses.

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

No matters were submitted to a vote of security holders during the quarter ended December 29, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective October 24, 2007, the Company transferred its common stock listing to the New York Stock Exchange (“NYSE”) from the American Stock Exchange (“AMEX”) under the symbol “DAR”.  The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the Company’s common stock as reported on the NYSE and AMEX, as appropriate.

	Market Price
Fiscal Quarter	High	Low
2007:
First Quarter	$6.60	$5.17
Second Quarter	$9.47	$6.28
Third Quarter	$10.17	$7.31
Fourth Quarter	$12.10	$9.34

2006:
First Quarter	$4.80	$3.79
Second Quarter	$4.92	$3.91
Third Quarter	$4.59	$3.95
Fourth Quarter	$5.55	$3.96

On February 15, 2008, the closing sales price of the Company’s common stock on the NYSE was $12.91.  The Company has been notified by its stock transfer agent that as of February 15, 2008, there were 135 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2008.  The Company’s current financing arrangements permit the Company to pay cash dividends on its common stock within limitations defined in its credit agreement.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Russell 3000 Index, the Dow Jones US Waste and Disposal Service Index, and the CSFB-Nelson Agribusiness Index for the period from December 28, 2002 to December 29, 2007, assuming the investment of $100 on December 28, 2002 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 29, 2007 with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company’s security holders, and ii) all compensation plans not previously approved by the Company’s security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,320,705	(1)	$3.06	3,481,742

Equity compensation plans not approved by security holders	–		–	–
Total	1,320,705		$3.06	3,481,742

(1)
Includes shares underlying options that have been issued pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) as approved by the Company‘s stockholders.  See Note 11 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 29, 2007, December 30, 2006, and December 31, 2005, and the related notes thereto.

Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
Fifty-two Weeks Ended December 29, 2007	Fifty-two Weeks Ended December 30, 2006 (g)	Fifty-two Weeks Ended December 31, 2005	Fifty-two Weeks Ended January 1, 2005	Fifty-three Weeks Ended January 3, 2004
(dollars in thousands, except per share data)
Statement of Operations Data:

Net sales	$645,313	$406,990	$308,867	$320,229	$323,267
Cost of sales and operating expenses (a)	483,453	321,416	241,707	237,925	245,175
Selling, general and administrative expenses (b)	57,999	45,649	35,240	36,509	35,808
Depreciation and amortization	23,214	20,686	15,787	15,224	15,124

Operating income	80,647	19,239	16,133	30,571	27,160
Interest expense	5,045	7,184	6,157	6,759	2,363
Other (income)/expense, net (c) (d)	570	4,682	(903)	299	(3,914)
Income from continuing operations before income taxes	75,032	7,373	10,879	23,513	28,711
Income tax expense	29,499	2,266	3,184	9,245	10,632
Income from continuing operations	45,533	5,107	7,695	14,268	18,079
Income/(loss) from discontinued operations, net of tax	-	-	46	(376)	112
Net Income	$45,533	$5,107	$7,741	$13,892	$18,191

Basic earnings per common share	$0.56	$0.07	$0.12	$0.22	$0.29
Diluted earnings per common share	$0.56	$0.07	$0.12	$0.22	$0.29
Weighted average shares outstanding	80,772	74,310	63,929	63,840	62,588
Diluted weighted average shares outstanding	81,896	75,259	64,525	64,463	63,188

Other Financial Data:
Adjusted EBITDA (e)	$103,861	$39,925	$31,920	$45,795	$42,284
Depreciation	18,332	16,134	11,903	11,345	10,958
Amortization	4,882	4,552	3,884	3,879	4,166
Capital expenditures (f)	15,552	11,800	21,406	13,312	11,586

Balance Sheet Data:
Working capital	$34,385	$17,865	$40,407	$39,602	$31,189
Total assets	351,338	320,806	190,772	182,809	174,649
Current portion of long-term debt	6,250	5,004	5,026	5,030	7,489
Total long-term debt less current portion	37,500	78,000	44,502	49,528	48,188
Stockholders’ equity	200,984	151,325	73,680	67,235	55,282

(a)
Included in cost of sales and operating expenses is a settlement with certain past insurers of approximately $2.8 million recorded in fiscal 2004 as a credit (recovery) of claims expense and previous insurance premiums.

(b)
Included in selling, general and administrative expenses is a loss on a legal settlement of approximately $2.2 million offset by a gain on a separate legal settlement of approximately $1.0 million in fiscal 2007.

(c)
Included in other (income)/expense in fiscal 2006 is a write-off of deferred loan costs of approximately $2.6 million and early retirement fees of approximately $1.9 million for the early retirement of senior subordinated notes and termination of the previous senior credit agreement.

(d)
Included in other (income)/expense is gain on early retirement of debt of approximately $1.3 million in fiscal 2004 and $4.7 million in fiscal 2003.  Also included in other (income)/expense is loss on redemption of preferred stock of approximately $1.7 million in fiscal 2004.

(e)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with generally accepted accounting principles.  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision and other income/(expense).  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.  In addition, management believes that adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under U.S. GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with generally accepted accounting principles.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

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

                    Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004

Net income	$45,533	$5,107	$7,741	$13,892	$18,191
Depreciation and amortization	23,214	20,686	15,787	15,224	15,124
Interest expense	5,045	7,184	6,157	6,759	2,363
(Income)/loss from discontinued operations, net of tax	-	-	(46)	376	(112)
Income tax expense	29,499	2,266	3,184	9,245	10,632
Other (income)/expense	570	4,682	(903)	299	(3,914)
Adjusted EBITDA	$103,861	$39,925	$31,920	$45,795	$42,284

(f)	Excludes the capital assets acquired as part of substantially all of the assets of NBP of approximately $51.9 million in fiscal 2006.

(g)	Fiscal 2006 includes 33 weeks of contribution from the acquired NBP assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.   With the May 15, 2006 acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC (“NBP”), the Company now processes such raw materials at 39 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing.  The Company’s year end results for fiscal 2007 include 52 weeks of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contribution from these assets in fiscal 2006.  For additional information on the Company’s business, see Item 1, “Business,” and for additional information on the Company’s segments, see Note 15 of Notes to Consolidated Financial Statements.

During fiscal 2007 the Company benefited from significantly higher finished product prices.  Higher finished product prices are indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption from China and India, and back-to-back droughts in various grain and oilseed producing regions of the world.  Raw material volumes improved modestly during fiscal 2007, but export markets in most foreign countries for U.S. produced finished beef products and cattle by-products remained closed.  Fiscal 2007 also reflects the integration and resulting synergies of the Transaction completed on May 15, 2006.  The Company continues to face challenges relating to volatile commodity markets, volatile natural gas and diesel prices and unsettled trade issues in relation to beef production and exports of its finished products.

Operating income increased by $61.4 million in fiscal 2007 compared to fiscal 2006.  The continuing challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in fiscal 2007 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2007

•
Higher finished product prices are indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption from China and India, and back-to-back droughts in various grain and oilseed producing regions of the world.  Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in “Results of Operations.”  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in “Summary of Key Indicators.”

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of December 29, 2007, the Company has applied for and received approximately $1.9 million in Alternative Fuel Mixture Credits from the IRS relating to these credits.  During the fourth quarter of 2007, the Company received further clarification on a portion of these tax credits received and as a result has recorded approximately $1.2 million to income as a reduction of energy costs.  The remaining $0.7 million of received credits are included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high.

•
Raw material volumes during fiscal 2007 improved modestly as some of our export oriented suppliers processed additional volumes and overall consumption of meat products improved. Contributing to this increase was a full fiscal year of contribution from the acquired NBP locations as compared to 33 weeks of contribution from these locations in fiscal 2006.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2007 and Thereafter

BSE and Other Food Safety Issues

Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as “mad cow disease.”  As previously noted, the FDA has proposed an amendment to the BSE Feed Rule.  Management has followed this proposed amendment throughout its history in order to assess and minimize the impact of its implementation on the Company.  See the risk factor entitled “The Company’s business may be affected by the impact of BSE and other food safety issues,” beginning on page 11, for more information about BSE, including the proposed amendment to the BSE Feed Rule, and other food safety issues and their potential effects on the Company, including the effects of potential additional government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE-related concerns.

Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. may result in additional regulatory and market related challenges that may affect the Company’s operations and/or increase the Company’s operating costs.

Other Critical Issues and Challenges

•
Energy prices for natural gas and diesel fuel are expected to remain volatile in fiscal 2008.  The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively volatile throughout fiscal 2007 and represent an ongoing challenge to the Company’s operating results for future periods.

•
Expenses related to compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) are expected to continue throughout 2008 and thereafter.  The Company expects recurring compliance costs related to the required updating of documentation and the testing and auditing of the Company’s system of internal control over financial reporting, as required by the Sarbanes Act.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, is well established in Asia and periodically spreads into Europe. The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans. This highly pathogenic strain was not detected in North or South America during 2007, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada during that period.  The USDA has developed safeguards to protect the U.S. poultry industry from the H5N1 strain of Bird Flu.  These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected.  Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

These challenges indicate there can be no assurance that fiscal 2007 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended December 29, 2007 (“Fiscal 2007”) Compared to Fifty-two Week Fiscal Year Ended December 30, 2006 (“Fiscal 2006”)

Summary of Key Factors Impacting Fiscal 2007 Results:

Principal factors that contributed to a $61.4 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices,
•	The inclusion of the operations of NBP, and
•	Increased raw material volume.

These increases to operating income were partially offset by:

•	Higher raw material costs,
•	Higher payroll and incentive-related benefits,
•	Higher plant repair and maintenance expenses, and
•	Higher energy costs, primarily related to natural gas and diesel fuel.

Summary of Key Indicators of Fiscal 2007 Performance:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher.  These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for Fiscal 2007, compared to average Jacobsen prices for Fiscal 2006 follow:

	Avg. Price Fiscal 2007	Avg. Price Fiscal 2006	Increase	% Change
MBM (Illinois)	$233.51/ton	$153.48 /ton	$80.03/ton	52.1%
MBM (California)	$235.00/ton	$126.27 /ton	$108.73/ton	86.1%
BFT (Chicago)	$ 27.89/cwt	$ 16.87 /cwt	$11.02/cwt	65.3%
YG (Illinois)	$ 21.62/cwt	$ 12.64 /cwt	$8.98/cwt	71.0%

The increase in average prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.  Additionally, some U.S. exports of MBM from the West Coast of the U.S. resumed in the first quarter of 2007.  As a result, the MBM prices for the West Coast have increased significantly as indicated above.

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

During Fiscal 2007, net sales increased by $238.3 million (58.6%) to $645.3 million as compared to $407.0 million during Fiscal 2006.  The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Renderingg	Restaurant Services	Corporate	Total
Higher finished goods prices	$98.0	$27.1	$–	$125.1
Net sales due to contribution from NBP assets	84.8	6.7	–	91.5
Purchases of finished product for resale	8.3	6.0	–	14.3
Higher raw material volume	6.8	(1.7)	–	5.1
Other sales increases	1.8	0.5	–	2.3
Product transfers	(12.9)	12.9	–	–
	$186.8	$51.5	$–	$238.3

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

During Fiscal 2007, cost of sales and operating expenses increased $162.1 million (50.4%) to $483.5 million as compared to $321.4 million during Fiscal 2006.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$61.2	$9.4	$–	$70.6
Cost of sales and operating expenses related to NBP assets	65.6	3.6	–	69.2
Purchases of finished product for resale	8.3	6.0	–	14.3
Plant repairs and maintenance	3.5	0.5	–	4.0
Higher energy costs, primarily natural gas and diesel fuel	2.6	0.8	–	3.4
Multi-employer pension plan mass withdrawal termination liability	1.1	–	–	1.1
Higher raw material volume	1.4	(0.4)	–	1.0
Other expenses	(0.2)	0.1	(0.2)	(0.3)
Sale of judgment	(1.2)	–	–	(1.2)
Product transfers	(12.9)	12.9	–	–
	$129.4	$32.9	$(0.2)	$162.1

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $58.0 million during Fiscal 2007, a $12.4 million increase (27.2%) from $45.6 million during Fiscal 2006.  The increase is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$(0.7)	$(0.7)	$1.5	$0.1
Incentive compensation	–	0.2	6.7	6.9
Selling, general and administrative expenses related to NBP assets	1.8	0.2	0.9	2.9
Other expenses	0.6	0.2	0.5	1.3
Legal settlements	–	–	1.2	1.2
	$1.7	$(0.1)	$10.8	$12.4

      Depreciation and Amortization. Depreciation and amortization charges increased $2.5 million (12.1%) to $23.2 million during Fiscal 2007 as compared to $20.7 million during Fiscal 2006. The increase is primarily due to the acquisition of capital assets from NBP in the Transaction.

Interest Expense.   Interest expense was $5.0 million during Fiscal 2007 compared to $7.2 million during Fiscal 2006, a decrease of $2.2 million (30.6%), primarily due to a decrease in rates and outstanding balance related to the Company’s outstanding debt.

Other Income/Expense. Other expense was $0.6 million in Fiscal 2007, a $4.1 million decrease from other expense of $4.7 million in Fiscal 2006.  The decrease in other expense in Fiscal 2007 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write-off of deferred loan costs	$–	$–	$(2.6)	$(2.6)
Subordinated debt prepayment fees	–	–	(1.9)	(1.9)
Decrease in interest income	–	–	0.3	0.3
Increase in other expense	–	–	0.1	0.1
	$–	$–	$(4.1)	$(4.1)

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

Income Taxes.   The Company recorded income tax expense of $29.5 million for Fiscal 2007, compared to income tax expense of $2.3 million recorded in Fiscal 2006, an increase of $27.2 million, primarily due to increased pre-tax earnings of the Company in Fiscal 2007.  The effective tax rate of 39.3% for 2007 differed from the statutory rate of 35% primarily due to state taxes.  The effective tax rate of 30.7% for 2006 differed from the statutory rate of 35% primarily due to federal and state income tax credits as well as the release of certain tax contingencies.  The impact of state income taxes for 2006 of $0.3 million was offset by certain state tax credits recorded in 2006 of $0.1 million.

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

During Fiscal 2006, net sales increased by $98.1 million (31.8%) to $407.0 million as compared to $308.9 million during Fiscal 2005.  The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):
	Renderingg	Restaurant Services	Corporate	Total
Net sales due to acquisition of NBP	$110.7	$7.3	$–	$118.0
Higher raw material volume	8.1	(1.7)	–	6.4
Improved recovery of collection expenses	2.6	1.9	–	4.5
Higher yields on production	0.8	(0.7)	–	0.1
Lower finished goods prices	(18.1)	(3.2)	–	(21.3)
Purchases of finished product for resale	(6.0)	(2.6)	–	(8.6)
Other sales decreases	(1.4)	0.4	–	(1.0)
Product transfers	(10.0)	10.0	–	–
	$86.7	$11.4	$–	$98.1

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

During Fiscal 2006, cost of sales and operating expenses increased $79.7 million (33.0%) to $321.4 million as compared to $241.7 million during Fiscal 2005.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Cost of sales and operating expenses of NBP	$94.4	$3.3	$(0.1)	$97.6
Payroll and related benefits	0.9	1.1	0.1	2.1
Plant repairs and maintenance	2.0	–	–	2.0
Higher raw material volume	1.8	(0.4)	–	1.4
Sewer and trap disposal	0.4	0.7	–	1.1
Lower raw material prices	(13.0)	(2.7)	–	(15.7)
Purchases of finished product for resale	(6.0)	(2.6)	–	(8.6)
Lower energy costs, primarily natural gas and diesel fuel	(0.2)	0.3	(0.2)	(0.1)
Other	(1.0)	0.9	–	(0.1)
Product transfers	(10.0)	10.0	–	–
	$69.3	$10.6	$(0.2)	$79.7

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $45.6 million during Fiscal 2006, a $10.4 million increase (29.5%) from $35.2 million during Fiscal 2005.  The increase is primarily due to increased costs associated with the Transaction, higher legal expense, particularly related to matters in which the Company sought affirmative relief, as well as higher audit fees and payroll related expenses, as follows (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Selling, general and administrative expenses of NBP	$3.0	$0.3	$2.3	$5.6
Payroll and related benefits expense	0.1	0.5	1.7	2.3
Higher legal expense	–	–	2.0	2.0
Higher audit fees	–	–	0.7	0.7
Other expenses	(0.3)	(0.1)	0.2	(0.2)
	$2.8	$0.7	$6.9	$10.4

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

Other Income/Expense. Other expense was $4.7 million in Fiscal 2006, a $5.6 million increase from other income of $0.9 million in Fiscal 2005.  The increase in other expense in Fiscal 2006 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write-off of deferred loan costs	$–	$–	$2.6	$2.6
Subordinated debt prepayment fees	–	–	1.9	1.9
Decrease in gain on disposal of assets	–	–	0.5	0.5
Decrease in interest income	–	–	0.4	0.4
Increase in other expense	–	–	0.2	0.2
	$–	$–	$5.6	$5.6

The decrease in gain on sale of assets was primarily the result of the gain on the sale of the Matamoras, Pennsylvania property that occurred during Fiscal 2006, amounting to less than the gain recognized on the sale of two properties sold during Fiscal 2005.  In addition, interest income decreased by $0.4 million in Fiscal 2006 as a result of less cash investment on the balance sheet.

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

Income Taxes.   The Company recorded income tax expense of $2.3 million for Fiscal 2006, compared to income tax expense of $3.2 million recorded in Fiscal 2005, a decrease of $0.9 million (28.1%), primarily due to the decreased pre-tax earnings of the Company in fiscal 2006.  The effective tax rate of 30.7% for 2006 differed from the statutory rate of 35% primarily due to federal and state income tax credits as well as the release of certain tax contingencies.  The impact of state income taxes for 2006 of $0.3 million was offset by certain state tax credits recorded in 2006 of $0.1 million.

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

•
As of December 29, 2007, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012. The Company has reduced the term loan facility by quarterly payments totaling $6.25 million, for an aggregate of $43.75 million principal outstanding under the term loan facility at December 29, 2007.

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

The Company’s Credit Agreement consists of the following elements at December 29, 2007 (in thousands):

Credit Agreement:
Term Loan	$43,750
Revolving Credit Facility:
Maximum availability	$125,000
Borrowings outstanding	–
Letters of credit issued	18,881
Availability	$106,119

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company and a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of December 29, 2007, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the Company’s December 29, 2007 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On December 29, 2007, the Company had working capital of $34.4 million and its working capital ratio was 1.43 to 1 compared to working capital of $17.9 million and a working capital ratio of 1.31 to 1 on December 30, 2006.  The increase in working capital is primarily due to the increase in commodity prices.  At December 29, 2007, the Company had unrestricted cash of $16.3 million and funds available under the revolving credit facility of $106.1 million, compared to unrestricted cash of $5.3 million and funds available under the revolving credit facility of $71.1 million at December 30, 2006.

Net cash provided by operating activities was $65.7 million and $28.8 million for the fiscal years ended December 29, 2007 and December 30, 2006, respectively, an increase of $36.9 million, primarily due to an increase in net income of approximately $40.4 million and changes in operating assets and liabilities, which includes a reduction in accounts receivable of approximately $14.2 million, a reduction in inventory of approximately $7.1 million and an increase in accounts payable and accrued expenses of approximately $20.3 million.  Cash used by investing activities was $15.6 million during Fiscal 2007, compared to $91.2 million in Fiscal 2006, a decrease in cash used of $75.6 million, primarily due to $80.2 million in cash used for the Transaction in Fiscal 2006.  Net cash used by financing activities was $39.1 million in the year ended December 29, 2007 compared to cash provided by financing activities of $31.7 million in the year ended December 30, 2006, a decrease of cash provided of $70.8 million, principally due to borrowing related to the acquisition of NBP in the second quarter of Fiscal 2006 and the repayment of a majority of that debt in Fiscal 2007.

Capital expenditures of $15.6 million were made during Fiscal 2007 as compared to $11.8 million in Fiscal 2006, an increase of $3.8 million (32.2%). Capital expenditures related to compliance with environmental regulations were $1.8 million in Fiscal 2007, $0.8 million in Fiscal 2006 and $1.9 million in Fiscal 2005.

Based upon the underlying terms of the Credit Agreement, approximately $6.25 million in current debt, which is included in current liabilities on the Company’s balance sheet at December 29, 2007, will be due during the next twelve months, which includes a scheduled payment of $1.25 million due December 31, 2007, and scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2007, the Company has accrued approximately $5.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 29, 2007.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company does not expect to make any payments in order to meet minimum pension funding requirements during fiscal 2008.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its pension plans in fiscal 2007 of approximately $6.2 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information. One of the under-funded multi-employer plans in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  Therefore, at December 29, 2007, the Company has a recorded liability of approximately $1.1 million related to the termination, which represents the net present value of the liability as determined by the terminated plan.  While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of December 29, 2007, the Company has applied for and received approximately $1.9 million in Alternative Fuel Mixture Credits from the IRS relating to these credits.  During the fourth quarter of 2007, the Company received further clarification on a portion of these tax credits received and as a result has recorded approximately $1.2 million to income as a reduction of energy costs.  The remaining $0.7 million of received credits are included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company expects to continue to burn alternative fuels at its plants in future periods as long as the price of natural gas remains high.  Depending on the natural gas prices and market price of fats, the amount of Alternative Fuel Mixture Credits the Company applies for and receives could be material.

In July 2007, a judgment was entered in a litigation matter involving a contract dispute in which the Company was a party.  The judgment required the Company to convey an unused parcel of property recorded on the books for approximately $500,000 to the counterparty for that amount.  In December 2007, a judgment was entered in the matter awarding the counterparty approximately $2.6 million in attorneys’ fees and costs.  The Company filed appeals of both judgments.  The Company settled this matter during the first quarter of fiscal 2008.  Pursuant to the terms of the settlement, the Company transferred the property to the counterparty for a purchase price of $500,000, paid the counterparty approximately $2.2 million towards attorneys’ fees and costs and agreed to dismiss its pending appeals with prejudice.  In addition, the parties exchanged mutual releases.  The Company has recorded a charge of $2.2 million for the attorneys’ fees and costs in the fourth quarter of 2007, which is included in selling, general and administrative expenses.

The Company’s management believes that cash flows from operating activities consistent with the level generated in Fiscal 2007, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise;  unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA;  loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in fiscal 2008 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in fiscal 2008 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to growing interest in bio-fuels;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements;  and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 29, 2007 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$43,750	$6,250	$10,000	$27,500	$–
Operating lease obligations (c)	41,821	9,943	14,616	7,502	9,760
Estimated interest payable (d)	11,014	2,781	4,576	3,179	478
Purchase commitments (e)	10,437	10,437	–	–	–
Derivative obligations (f)	1,867	547	1,057	263	–
Other long-term liabilities (g)	1,332	191	137	74	930
Pension funding obligation (h)	–	–	–	–	–
Total	$110,221	$30,149	$30,386	$38,518	$11,168

(a)	The above table does not reflect uncertain tax positions of approximately $0.5 million because the timing of the cash settlement can not be reasonably estimated.

(b)	See Note 8 to the consolidated financial statements.

(c)	See Note 7 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for term debt and current rates on other liabilities.

(e)	Purchase commitments were determined based on specified contracts for natural gas and finish product purchases.

(f)
Represents liabilities for interest rate swap contracts that were valued at December 29, 2007.  The ultimate settlement amounts of these swap contracts are unknown because they are subject to continuing market risk until the derivatives are settled.

(g)	Includes other contractual liabilities and a pension plan termination withdrawal liability from the multi-employer plan that terminated during Fiscal 2007.

(h)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company does not expect to make contributions to its pension plan in fiscal 2008.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $9.2 million at the end of Fiscal 2007.  The Company knows that two of the multi-employer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multi-employer plans to which the Company contributes, the amounts could be material.

The Company’s off-balance sheet contractual obligations and commercial commitments as of December 29, 2007 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements.  The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 29, 2007 (in thousands):

Other commercial commitments:
Standby letters of credit	$18,881
Total other commercial commitments:	$18,881

OFF BALANCE SHEET OBLIGATIONS

Based upon underlying purchase agreements, the Company has commitments to purchase $10.4 million of finished products and natural gas during fiscal 2008, which are not included in liabilities on the Company’s balance sheet at December 29, 2007.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting.  The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2008, in accordance with accounting principles generally accepted in the U.S.

Based upon underlying lease agreements, the Company expects to pay approximately $9.9 million in operating lease obligations during fiscal 2008 which are not included in liabilities on the Company’s balance sheet at December 29, 2007.  This amount includes amounts related to the obligations assumed in connections with the Transaction.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date; or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen index at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $22.5 million and $14.6 million at December 29, 2007 and December 30, 2006, respectively.

Long-Lived Assets Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $18.3 million, $16.1 million and $11.9 million in fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  The increase in depreciation expense as compared to historical amounts is primarily due to the Transaction.

The Company’s intangible assets, including permits, routes and non-compete agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $4.9 million, $4.6 million and $3.9 million in fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  The increase in intangible amortization expense as compared to historical amounts is primarily due to the Transaction.

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

The net book value of property, plant and equipment was approximately $128.7 million and $132.1 million at December 29, 2007 and December 30, 2006, respectively.  The net book value of intangible assets was approximately $29.0 million and $33.7 million at December 29, 2007 and December 30, 2006, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset.  Impairment is indicated whenever the carrying value of reporting unit assets exceeds the estimated fair value of reporting unit assets.  For purposes of evaluating impairment of goodwill, the Company estimates fair value of reporting unit assets at each reporting unit, based upon future discounted net cash flows from use of those assets.  In calculating these estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each reporting unit with recorded goodwill.  The estimates of fair value of assets at these reporting units and of future discounted net cash flows from operation of these assets could change if actual volumes, prices, costs or expenses vary from these estimates.  A future reduction of earnings in the reporting units with recorded goodwill could result in an impairment charge because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units.  Goodwill was approximately $71.9 million at December 29, 2007 and December 30, 2006.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities for which there are no insurance recoveries was approximately $17.1 million and $17.9 million at December 29, 2007 and December 30, 2006, respectively.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  See Note 12 of Notes to Consolidated Financial Statements for summaries of pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The discount rate is based on the yield of long-term corporate fixed income securities at the measurement date of October 1 in the year of calculation.  The Company considered the Moody’s Index (6.03% as of October 1, 2007) as well as the Lehman AA Index (6.06% as of October 1, 2007), which combined to average 6.058% as of October 1, 2007.  With estimated liability payment streams under the plans being 30 to 40 years out and no bonds available with maturity dates that far into the future, but with the yield curve historically flat, the Company believes it is appropriate to reference from the Citigroup and Lehman bond rates.  The weighted average discount rate was 6.00% and 5.75% at October 1, 2007 and 2006, respectively.  The net periodic benefit cost for fiscal 2008 would increase by approximately $0.7 million if the discount rate was 0.5% lower at 5.50%.  The net periodic benefit cost for fiscal 2008 would decrease by approximately $0.5 million if the discount rate was 0.5% higher at 6.50%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 8.25% and 8.38% for Fiscal 2007 and Fiscal 2006, respectively.

The Company has recorded a pension liability of approximately $9.2 million and $18.7 million at December 29, 2007 and December 30, 2006, respectively.  The Company’s net pension cost was approximately $3.0 million, $3.7 million and $3.2 million for the fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of income tax expense, the resulting tax liability and in future realization of deferred tax assets that arise from temporary differences between financial statement presentation and tax recognition of revenue and expense.  The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will not be realized.  Based upon the Company’s evaluation of these matters, a significant portion of the Company’s net operating loss carry-forwards will expire unused.  The valuation allowance established to provide a reserve against these deferred tax assets was approximately $4.8 million and $9.4 million at December 29, 2007 and December 30, 2006, respectively.  The decrease in the Company’s valuation allowance is primarily due to the expiration of certain net operating losses.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, using the modified prospective method.  The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended December 29, 2007 and December 30, 2006 of approximately $0.4 million and $0.5 million, respectively. Prior to adopting SFAS 123(R) the Company accounted for its stock options under APB Opinion No. 25 and related interpretations, which utilized the intrinsic value method.  Under the intrinsic-value method compensation expense is recorded only to the extent that the grant price is less than market on the measurement date.  Accordingly, the Company would have recorded additional compensation expense of $0.6 million for the year ended December 31, 2005 had the Company accounted for stock options using the fair value-based method.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertain tax positions (“UTP”).  FIN 48 requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FIN 48 permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  It further requires that a change in judgment related to the expected ultimate resolution of UTP be recognized in earnings in the quarter of change.  Effective December 31, 2006 the Company adopted the provisions of FIN 48 resulting in a reduction in the Company’s existing reserves for uncertain state and federal income tax positions of approximately $0.1 million.  This reduction was recorded as a cumulative effect adjustment to retained earnings.  At the adoption date of December 31, 2006, the Company had $0.7 million of gross unrecognized tax benefits.  If the Company recognized such tax benefits, the net impact on the Company’s effective tax rate would be $0.6 million, which includes the effect of the reversal of the $0.1 million deferred tax asset.  At December 29, 2007, the Company had $0.5 million of gross unrecognized tax benefits; if recognized, the net impact on the Company’s effective tax rate would be $0.4 million, which includes the effect of the reversal of $0.1 million in deferred tax asset.  Additionally, at December 31, 2006, the Company had an accrual for interest and penalties of $0.1 million.  The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for the Company on December 30, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for the Company on December 30, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting SFAS 141(R) on the consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations; general economic conditions in the American, European and Asian markets; prices in the competing commodity markets which are volatile and are beyond the Company’s control;  the implementation of an amendment to the BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives; and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At December 29, 2007, the fair value of these interest swap agreements was $1.9 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of December 29, 2007, the Company had forward purchase agreements in place for purchases of approximately $5.3 million of natural gas for the months of January 2008 through March 2008.  As of December 29, 2007, the Company had forward purchase agreements in place for purchases of approximately $5.1 million of finished product in the month of January 2007.

Interest Rate Sensitivity

The Company’s obligations subject to variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Variable rate	$43,750	$6,250	$10,000	$27,500	$–
Average interest rate	5.88%	5.88%	5.88%	5.88%	–
Total	$43,750	$6,250	$10,000	$27,500	$–

The Company has $43.75 million in variable rate debt, which is made up of the Company’s term debt whose interest risk is hedged by interest rate swaps discussed above and represents the balance outstanding at December 29, 2007 under the Credit Agreement.  The Company estimates that if the debt was not hedged under the interest rate swap a 1% increase in interest rates would increase the Company’s interest expense by approximately $0.4 million in fiscal 2008.  At December 29, 2007, the Company had no fixed rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44

Consolidated Balance Sheets -
December 29, 2007 and December 30, 2006	45

Consolidated Statements of Operations -
Three years ended December 29, 2007	46

Consolidated Statements of Stockholders’ Equity -
Three years ended December 29, 2007	47

Consolidated Statements of Cash Flows -
Three years ended December 29, 2007	49

Notes to Consolidated Financial Statements	50

Financial Statement Schedule:
II - Valuation and Qualifying Accounts -
Three years ended December 29, 2007	77

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. As discussed in Note 17 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.  As discussed in Note 12 to the consolidated financial statements, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008.

KPMG LLP

Dallas, TX
February 27, 2008

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, TX
February 27, 2008

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2007 and December 30, 2006
(in thousands, except share and per share data)

ASSETS	December 29, 2007	December 30, 2006
Current assets:
Cash and cash equivalents	$16,335	$5,281
Restricted cash	433	480
Accounts receivable, less allowance for bad debts of $1,466 at December 29, 2007 and $1,639 at December 30, 2006	59,401	42,381
Inventories	22,481	14,562
Other current assets	8,417	5,036
Deferred income taxes	8,026	6,921
Total current assets	115,093	74,661

Property, plant and equipment, net	128,685	132,149
Intangible assets, less accumulated amortization of $42,481
at December 29, 2007 and $37,599 at December 30, 2006	29,037	33,657
Goodwill	71,856	71,856
Other assets	6,667	6,683
Deferred income taxes	–	1,800
	$351,338	$320,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$5,004
Accounts payable, principally trade	24,879	17,473
Accrued expenses	49,579	34,319
Total current liabilities	80,708	56,796

Long-term debt, net	37,500	78,000
Other noncurrent liabilities	27,225	34,685
Deferred income taxes	4,921	–
Total liabilities	150,354	169,481

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized,
81,544,466 and 80,875,453 shares issued
at December 29, 2007 and December 30, 2006, respectively	815	809
Additional paid-in capital	152,264	150,045
Treasury stock, at cost; 182,366 and 21,000 shares at December 29, 2007 and December 30, 2006, respectively	(1,547)	(172)
Accumulated other comprehensive loss	(8,598)	(11,733)
Accumulated earnings	58,050	12,376
Total stockholders’ equity	200,984	151,325
	$351,338	$320,806

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 29, 2007
(in thousands, except per share data)

	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$645,313	$406,990	$308,867
Costs and expenses:
Cost of sales and operating expenses	483,453	321,416	241,707
Selling, general and administrative expenses	57,999	45,649	35,240
Depreciation and amortization	23,214	20,686	15,787
Total costs and expenses	564,666	387,751	292,734
Operating income	80,647	19,239	16,133

Other income/(expense):
Interest expense	(5,045)	(7,184)	(6,157)
Other, net	(570)	(4,682)	903
Total other income/(expense)	(5,615)	(11,866)	(5,254)

Income from continuing operations before income taxes	75,032	7,373	10,879
Income taxes	29,499	2,266	3,184
Income from continuing operations	45,533	5,107	7,695

Income from discontinued operations, net of tax	–	–	46

Net income	$45,533	$5,107	$7,741

Basic and diluted earnings per share:
Continuing operations	$0.56	$0.07	$0.12
Discontinued operations	–	–	–
Total	$0.56	$0.07	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 29, 2007
  (in thousands, except share data)

Common Stock
Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Total Stockholders’ Equity/ (Deficit)

Balances at January 1, 2005	63,897,346	$639	$77,393	$(172)	$(7,331)	$(3,294)	$-	$67,235
Net income	–	–	–	–	–	7,741	–	7,741
Minimum pension liability adjustment, net of tax	–	–	–	–	(2,148)	–	–	(2,148)
Natural gas hedge derivative adjustment	–	–	–	–	197	–	–	197
Total comprehensive income	–	–	–	–	–	–	–	5,790
Issuance of non-vested stock	489,150	5	1,923	–	–	–	(1,928)	–
Amortization of unearned compensation	–	–	–	–	–	–	601	601
Issuance of common stock	50,914	–	54	–	–	–	–	54

Balances at December 31, 2005	64,437,410	$644	$79,370	$(172)	$(9,282)	$4,447	$(1,327)	$73,680
Net income	–	–	–	–	–	5,107	–	5,107
Minimum pension liability adjustment, net of tax	–	–	–	–	2,415	–	–	2,415
Interest rate swap derivative adjustment, net of tax	–	–	–	–	(408)	–	–	(408)
Total comprehensive income	–	–	–	–	–	–	–	7,114
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)	–	–	–	–	(4,458)	–	–	(4,458)
Adjustment to opening stockholders’ equity	–	–	–	–	–	2,822	–	2,822
Adjustment to initially apply FASB Statement No. 123R	–	–	(1,327)	–	–	–	1,327	–
Stock-based compensation	–	–	1,488	–	–	–	–	1,488
Tax benefits associated with stock-based compensation	–	–	50	–	–	–	–	50
Issuance of common stock	16,417,043	165	70,464	–	–	–	–	70,629

Balances at December 30, 2006	80,854,453	$809	$150,045	$(172)	$(11,733)	$12,376	$–	$151,325

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)
Three years ended December 29, 2007
  (in thousands, except share data)

Common Stock
Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Total Stockholders’ Equity/ (Deficit)

Net income	–	–	–	–	–	45,533	–	45,533
Unrecognized net actuarial loss of defined benefit plans:
Pension liability adjustments, net of tax	–	–	–	–	3,870	–	–	3,870
Interest rate swap derivative adjustment, net of tax	–	–	–	–	(735)	–	–	(735)
Total comprehensive income	–	–	–	–	–	–	–	48,668
Adjustment to initially apply FIN 48	–	–	–	–	–	141	–	141
Stock-based compensation	–	–	365	–	–	–	–	365
Tax benefits associated with stock-based compensation	–	–	1,223	–	–	–	–	1,223
Treasury stock	(161,366)	–	–	(1,375)	–	–	–	(1,375)
Issuance of common stock	669,013	6	631	–	–	–	–	637

Balances at December 29, 2007	81,362,100	$815	$152,264	$(1,547)	$(8,598)	$58,050	$–	$200,984

The accompanying notes are an integral part
 of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 29, 2007
 (in thousands)

	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$45,533	$5,107	$7,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,214	20,686	15,787
Deferred income taxes	5,616	(3,929)	(3,850)
Gain on sale of assets	(5)	(42)	(555)
Increase/(decrease) in long-term pension liability	(5,664)	1,336	715
Stock-based compensation expense	1,235	1,588	601
Write-off of deferred loan costs	–	2,569	–
Changes in operating assets and liabilities, net of effects from acquisition:
Restricted cash	47	1,869	30
Accounts receivable	(17,020)	(2,787)	793
Inventories and prepaid expenses	(7,728)	867	(3,074)
Accounts payable and accrued expenses	18,916	(1,336)	1,276
Other	1,563	2,904	5,074
Net cash provided by discontinued operations	–	–	46
Net cash provided by operating activities	65,707	28,832	24,584
Cash flows from investing activities:
Capital expenditures	(15,552)	(11,800)	(21,406)
Acquisition of NBP, net of cash acquired	–	(80,166)	–
Gross proceeds from sale of property, plant and equipment and other assets	217	739	1,115
Payments related to routes and other intangibles	(262)	–	(347)
Net cash used in investing activities	(15,597)	(91,227)	(20,638)

Cash flows from financing activities:
Proceeds from long-term debt	42,500	126,500	–
Payments on long-term debt	(81,754)	(93,024)	(5,030)
Contract payments	(167)	(245)	(178)
Deferred loan costs	–	(1,634)	(41)
Issuance of common stock	517	29	54
Minimum withholding taxes paid on stock awards	(1,375)	–	–
Excess tax benefits from stock-based compensation	1,223	50	–
Net cash provided/(used) in financing activities	(39,056)	31,676	(5,195)

Net increase/(decrease) in cash and cash equivalents	11,054	(30,719)	(1,249)
Cash and cash equivalents at beginning of year	5,281	36,000	37,249
Cash and cash equivalents at end of year	$16,335	$5,281	$36,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,151	$6,345	$5,765
Income taxes, net of refunds	$26,307	$2,684	$3,859

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation (“Darling”), is a recycler of food and animal by-products and provides grease trap services to food service establishments. Darling collects and recycles animal by-products and used cooking oil from food service establishments. Darling processes raw materials at 39 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. Darling sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, leather goods, livestock feed and bio-fuels for use as ingredients in their products or for further processing. As further discussed in Note 3, on May 15, 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC, an Iowa limited liability company (“NBP”). Darling and its subsidiaries, including Darling National, are collectively referred to herein as (the “Company”). The Company’s year end results include 52 weeks of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contributions from these assets in fiscal 2006. The Company’s operations are currently organized into two segments: Rendering and Restaurant Services. For additional information on the Company’s segments, see Note 15.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)
Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2007, the 52 weeks ended December 30, 2006, and the 52 weeks ended December 31, 2005.

(3)
Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required.

(4)	Inventories Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(5)
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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

The fair values of the Company’s reporting units containing goodwill exceed the related carrying values; consequently, there has been no impairment of goodwill for the periods presented.  Goodwill was approximately $71.9 million at December 29, 2007 and December 30, 2006.

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

The gross carrying amount of intangible assets subject to amortization include (in thousands):

	December 29, 2007	December 30, 2006
Intangible Assets:
Routes	$48,239	$47,987
Permits	20,500	20,500
Non-compete agreements	2,366	2,356
Royalty and consulting agreements	413	413
	71,518	71,256
Accumulated Amortization:
Routes	(38,437)	(34,779)
Permits	(1,676)	(650)
Non-compete agreements	(2,059)	(1,880)
Royalty and consulting agreements	(309)	(290)
	(42,481)	(37,599)
Intangible assets, less accumulated amortization	$29,037	$33,657

Amortization expense for the three years ended December 29, 2007, December 30, 2006 and December 31, 2005, was approximately $4,882,000, $4,552,000 and $3,884,000, respectively.  Amortization expense for the next five fiscal years is estimated to be $4,905,000, $2,072,000, $1,817,000, $1,570,000 and $1,469,000.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(7)	Environmental Expenditures

Environmental expenditures incurred to mitigate or prevent environmental impacts that have yet to occur and that otherwise may result from future operations are capitalized. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenues are expensed or charged against established environmental reserves. Reserves are established when environmental impacts have been identified which are probable to require mitigation and/or remediation and the costs are reasonably estimable.

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

Statement of Financial Accounting Standards No. 109 – Accounting for Income taxes requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Although the Company is unable to carryback any of its net operating losses, based upon recent favorable operating results and future projections, certain net operating losses can be carried forward and utilized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertain tax positions (“UTP”).  FIN 48 requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FIN 48 permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  It further requires that a change in judgment related to the expected ultimate resolution of UTP be recognized in earnings in the quarter of change.  Effective December 31, 2006 the Company adopted the provisions of FIN 48 resulting in a reduction in the Company’s existing reserves for uncertain state and federal income tax positions of approximately $0.1 million.  This reduction was recorded as a cumulative effect adjustment to retained earnings.  At the adoption date of December 31, 2006, the Company had $0.7 million of gross unrecognized tax benefits.  If the Company recognized such tax benefits, the net impact on the Company’s effective tax rate would be $0.6 million, which includes the effect of the reversal of the $0.1 million deferred tax asset.  At December 29, 2007, the Company had $0.5 million of gross unrecognized tax benefits; if recognized, the net impact on the Company’s effective tax rate would be $0.4 million, which includes the effect of the reversal of $0.1 million in deferred tax asset.  Additionally, at December 31, 2006, the Company had an accrual for interest and penalties of $0.1 million.  The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table shows a reconciliation of the change in the unrecognized tax benefit balance for federal, state and foreign taxes for the period ended December 29, 2007 (in thousands).

2007
Balance December 31, 2006	$689
Additions for tax positions related to the current year	–
Reductions for tax positions related to the current year	–
Additions for tax positions related to prior years	41
Reductions for tax positions related to prior years	(73)
Settlements	(68)
Lapses in statutes of limitations	(46)
Balance December 29, 2007	$543

The Company’s major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years.  Currently, several state examinations are either in progress or scheduled to begin.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s UTP in fiscal 2008.

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

Net Income per Common Share (in thousands)

	December 29,			December 30,			December 31,
		2007			2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Income from continuing
operations	$45,533	80,772	$0.56	$5,107	74,310	$0.07	$7,695	63,929	$0.12
Income from discontinued
operations, net of tax	–	80,772	–	–	74,310	–	46	63,929	–
Net income	45,533	80,772	0.56	5,107	74,310	0.07	7,741	63,929	0.12

Diluted:
Effect of dilutive securities
Add: Option shares in the money and
dilutive effect of restricted stock	–	1,772	–	–	1,264	–	–	1,053	–
Less: Pro-forma treasury shares	–	(648)	–	–	(315)	–	–	(457)	–

Income from continuing
operations	$45,533	81,896	$0.56	$5,107	75,259	$0.07	$7,695	64,525	$0.12
Income from discontinued
operations, net of tax	–	81,896	–	–	75,259	–	46	64,525	–
Net income	$45,533	81,896	$0.56	$5,107	75,259	$0.07	$7,741	64,525	$0.12

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

For fiscal 2007, 2006 and 2005, respectively, 5,187, 771,950 and 726,092 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2007, 2006 and 2005, respectively, 117,179, 248,848 and 286,168 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2007, 2006 and 2005, respectively, 60,713, 99,821 and zero shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

(10)	Stock Based Compensation

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method.  Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006.  As a result of adopting SFAS 123(R), for the year ended December 30, 2006, the Company recorded additional stock option expense of approximately $0.5 million, which reduced income from continuing operations and income before income taxes by approximately $0.5 million, reduced net income by $0.4 million, and reduced basic and diluted earnings per share by $0.01 per share.  Total stock-based compensation recognized under SFAS 123(R) in the statements of operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was approximately $1.4 million, $1.6 million and $0.6 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.4 million, $0.6 million and $0.2 million, respectively.  See Note 11 for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  For the year ended December 29, 2007 and December 30, 2006, the Company recognized $1.2 million and $50,000, respectively in such tax deductions, which were recorded as an increase in financing cash flows and a reduction in operating cash flows.

Prior to adopting SFAS 123(R), the Company accounted for its stock options under the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) in accordance with the provisions of APB Opinion No. 25.  Under the intrinsic-value method, compensation expense is recorded only to the extent that the grant price is less than market on the measurement date.  All options granted under the 2004 Plan were issued at or above market price, and therefore no stock-based compensation was recorded due to option grants.

The following table illustrates the effect on net income and income per share if the fair value based method, net of applicable taxes, had been applied to all outstanding and vested awards in fiscal 2005 (in thousands, except per share amounts).

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005
Reported net income	$7,741
Add: Stock-based employee compensation expense included in reported net income, net of tax	391
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(973)
Pro forma net income	$7,159
Earnings per share:
Basic – as reported	$0.12
Basic – pro forma	$0.11

Diluted – as reported	$0.12
Diluted – pro forma	$0.11

The fair value of each stock option grant under the Company’s stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2007 and 2005.  No options were granted during fiscal 2006.

Weighted Average	2007	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.57%	3.94%
Expected term	5.75 years	5.9 years
Expected volatility	52.1%	55.0%
Fair value of options granted	$ 4.30	$ 2.04

The expected lives for options granted during 2007 and 2005 were computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.

At December 29, 2007, $1.1 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding non-vested options and stock awards is expected to be recognized ratably over a weighted average period of 1.7 years.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.   In addition, the carrying amount of the Company’s outstanding borrowings under the Credit Agreement described in Notes 2 and 8 approximates the fair value due to the floating interest rates on the borrowings.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Company’s credit agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At December 29, 2007, the fair value of these interest swap agreements was $1.9 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustment recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the years ended December 29, 2007 and December 30, 2006 are as follows (in thousands):

	2007	2006
Derivative adjustment included in accumulated other comprehensive loss at December 30, 2006 and December 31, 2005	$408	$–
Net change arising from current period hedging transactions	689	404
Reclassifications into earnings	46	4
Accumulated other comprehensive loss at December 29, 2007 and December 30, 2006 (a)	$1,143	$408

(a)
Reported as accumulated other comprehensive loss of approximately $1.9 million and $0.7 million recorded net of taxes of approximately
$0.7 million and $0.3 million at December 29, 2007 and December 30, 2006, respectively.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 29, 2007 into earnings in fiscal 2008 will be approximately $0.5 million.

At December 29, 2007, the Company has forward purchase agreements in place for purchases of approximately $5.3 million of natural gas for the months of January through March of 2008.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(16)	Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components.  In accordance with SFAS 130, the Company has presented the components of comprehensive income in its consolidated statements of stockholders’ equity.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(17)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Collection fees are recognized in the month the service is provided.

NOTE 2.	FINANCING

(a)	Credit Agreement

The Company entered into a $175 million credit agreement (the “Credit Agreement”) with lenders on April 7, 2006 which replaced the former senior credit agreement executed in April 2004. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility. As of December 29, 2007, the Company has borrowed all $50.0 million under the term loan facility which provides for quarterly scheduled amortization payments of $1.25 million over the six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full. The revolving credit facility has a five-year term ending April 7, 2011. The proceeds of the revolving credit facility may be used for: (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness; (ii) financing the working capital needs of the Company and its subsidiaries; and (iii) other general corporate purposes. The proceeds of the term loan facility and a portion of the revolving credit facility were used to pay a portion of the consideration for the Transaction. See Note 3 for further discussion regarding the Transaction.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At December 29, 2007 under the Credit Agreement, the interest rate for $42.5 million of the term loan that was outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 5.875% per annum and the interest rate for $1.25 million of the term loan was based on prime plus a margin of 0.0% for a total of 7.25% per annum.  At December 29, 2007 there were no outstanding borrowings under the Company’s revolving facility.

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

On April 7, 2006, the Company repaid the balance on the term facility under its former senior credit agreement and incurred a write-off of deferred loan costs of approximately $1.5 million.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Company’s Credit Agreement consisted of the following elements at December 29, 2007 and December 30, 2006, respectively (in thousands):

	December 29, 2007	December 30, 2006
Credit Agreement:
Term Loan	$43,750	$47,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	35,500
Letters of credit issued	18,881	18,391
Availability	$106,119	$71,109

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of December 29, 2007, the Company was in compliance with all the covenants contained in the Credit Agreement.

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

On May 15, 2006, Darling, through its wholly-owned subsidiary Darling National, completed the acquisition of substantially all of the assets of NBP (the “Transaction”). The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement, by and among Darling, Darling National and NBP, whereby Darling National acquired substantially all of the assets and liabilities of NBP. The assets acquired in the Transaction has increased Darling’s capabilities by growing revenues, diversifying the raw material supplies and creating a larger platform to grow Darling’s restaurant services business.

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

	December 30, 2006	December 31, 2005
Net sales	$480,347	$497,039
Income from continuing operations	9,194	18,040
Net income	9,194	18,086
Earnings per share
Basic and diluted	$0.11	$0.22

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 4.	INVENTORIES

A summary of inventories follows (in thousands):

	December 29, 2007	December 30, 2006
Finished product	$19,678	$11,909
Supplies and other	2,803	2,653
	$22,481	$14,562

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 29, 2007	December 30, 2006
Land	$17,501	$17,971
Buildings and improvements	45,684	44,450
Machinery and equipment	205,376	195,702
Vehicles	54,482	54,960
Construction in process	4,799	3,127
	327,842	316,210
Accumulated depreciation	(199,157)	(184,061)
	$128,685	$132,149

NOTE 6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Compensation and benefits	$16,411	$7,175
Utilities and sewage	5,230	4,599
Accrued income, ad valorem, and franchise taxes	2,277	4,478
Reserve for self insurance, litigation, environmental and tax matters (Note 14)	5,750	6,414
Medical claims liability	3,298	3,494
Other accrued expense	16,613	8,159
	$49,579	$34,319

NOTE 7.	LEASES

The Company leases four plants and storage locations, three office locations and a portion of its transportation equipment under operating leases. Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of December 29, 2007, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2008	$9,943
2009	8,424
2010	6,192
2011	4,725
2012	2,777
Thereafter	9,760
Total	$41,821

Rent expense for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $7.8 million, $6.2 million and $5.5 million, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 8.	DEBT

Debt consists of the following (in thousands):

	December 29, 2007	December 30, 2006
Credit Agreement (Note 2):
Revolving Credit Facility	$–	$35,500
Term Loan	43,750	47,500
Other Notes	–	4
	43,750	83,004
Less Current Maturities	6,250	5,004
	$37,500	$78,000

Maturities of long-term debt at December 29, 2007 follow (in thousands):
Contractual Debt Payment
2008	$ 6,250
2009	5,000
2010	5,000
2011	5,000
2012	22,500
$43,750

As of December 29, 2007, current maturities of debt of $6.25 million will be due during fiscal 2008, which include a scheduled payment of $1.25 million due December 31, 2007 and scheduled installment payments of $1.25 million due each quarter.

NOTE 9.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Accrued pension liability	$9,164	$18,698
Reserve for self insurance, litigation, environmental and tax matters (Note 14)	15,053	15,087
Other	3,008	900
	$27,225	$34,685

NOTE 10.	INCOME TAXES

Income tax expense/(benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$22,418	$4,294	$4,826
State	3,301	523	176
Deferred:
Federal and State	3,780	(2,551)	(1,818)
	$29,499	$2,266	$3,184

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Income tax expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Computed “expected” tax expense	$26,261	$2,581	$3,753
State income taxes	2,827	273	393
Section 199 deduction	(832)	(143)	–
Non-deductible employee compensation	500	–	–
Tax credits	(49)	(208)	(257)
Reversal of reserve for taxes	(51)	(272)	(700)
Other, net	843	35	(5)
	$29,499	$2,266	$3,184

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2007 and December 30, 2006 are presented below (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$7,262	$12,163
Loss contingency reserves	6,944	6,938
Employee benefits	2,843	2,746
Pension liability	4,535	7,306
Other	2,383	2,279
Total gross deferred tax assets	23,967	31,432
Less valuation allowance	(4,793)	(9,416)
Net deferred tax assets	19,174	22,016
Deferred tax liabilities:
Intangible assets amortization	(3,016)	(2,035)
Property, plant and equipment depreciation	(11,159)	(10,115)
Other	(1,894)	(1,145)
Total gross deferred tax liabilities	(16,069)	(13,295)
	$3,105	$8,721

At December 29, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,475,000 expiring through 2020.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of the net operating loss carryforwards is limited to approximately $687,000 per year for the remaining life of the net operating losses.

The net change in the total valuation allowance was a decrease of $4,623,000 for the year ended December 29, 2007 due to the expected expiration of net operating loss carryforwards in future periods.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On May 11, 2005, the shareholders approved the 2004 Plan. The 2004 Plan replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company. Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards. There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan. Some of those shares are subject to outstanding awards as detailed in the tables below. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan. The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company. The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan. The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant. At December 29, 2007, the number of equity awards available for issuance under the 2004 Plan was 3,481,742.

The following is a summary of stock-based compensation granted during the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Nonqualified Stock Options.  On March 17, 2005, under the previous Non-Employee Director Stock Option Plan, the Company granted 20,000 nonqualified non-employee director stock options, in the aggregate, to five directors.  The exercise price for these options was $4.04 per share (fair market value at grant date).  Under the 2004 Plan, on May 11, 2005, the Company granted 4,000 nonqualified stock options to the non-employee director newly elected to the board by the stockholders.  The exercise price for the May 11, 2005 stock options was $3.95 per share (fair market value at grant date).  On May 8, 2007, following their election to the board by the stockholders, the Company granted 8,000 nonqualified stock options in the aggregate to the two most recent non-employee directors.  The exercise price for the May 8, 2007 stock options was $8.03 per share (fair market value at grant date).  All of the non-employee director stock options vest 25 percent six months after the grant date and 25 percent on each anniversary date thereafter.

On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 276,600 nonqualified stock options to four of the executive officers of the Company, that is the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities (collectively with the Executive Vice President of Sales and Services these officers are referred to in this note as “Named Executive Officers”).  The nonqualified stock options at November 19, 2004 were issued at an exercise price of $4.16.  This exercise price represents a 10% premium to the fair market value of the Company’s common stock at the issue date.  On May 11, 2005, these issued stock options were authorized by the shareholders and made effective as a result of the approval of the 2004 Plan.  Additionally, on June 16, 2005, the Company granted an aggregate 194,350 nonqualified stock options under the 2004 Plan to the Named Executive Officers at an exercise price of $3.94, which represented a 10% premium to the fair market value of the Company’s common stock at the grant date. The nonqualified stock options vest over a three-year period at 33-1/3 percent per year.

Incentive Stock Options. On June 16, 2005, the Company granted 82,500 incentive stock options to various additional employees.  The exercise price was equal to the fair market value at the grant date of $3.58 per share.  These incentive stock options vest 20 percent at grant date and 20 percent on each anniversary date thereafter.

A summary of stock option activity as of December 29, 2007 and changes during the year ended is presented below.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 30, 2006	1,673,985	2.71
Granted	8,000	8.03
Exercised	(352,280)	1.47
Forfeited	(9,000)	4.02
Expired	–	N/A
Options outstanding at December 29, 2007	1,320,705	3.06	6.1 years
Options exercisable at December 29, 2007	1,183,422	2.95	6.0 years

For the year ended December 29, 2007, the amount of cash received from the exercise of options was approximately $0.5 million and the related tax benefits were approximately $0.2 million.  For the years ended December 30, 2006 and December 31, 2005, the amount of cash received from the exercise of options and the related tax benefits were insignificant.  The total intrinsic value of options exercised for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was approximately $2.5 million, $0.2 million and $0.1 million, respectively.  The fair value of shares vested for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was approximately $0.6 million, $0.7 million and $0.6 million, respectively.  At December 29, 2007, the aggregate intrinsic value of options outstanding was approximately $11.4 million and the aggregate intrinsic value of options exercisable was approximately $10.3 million.

Non-Vested Stock Awards.  On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 non-vested stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities.  On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective.  Additionally, on June 16, 2005, the Company granted 11,950 non-vested stock awards to the Executive Vice President of Sales and Services.  These non-vested stock awards contain vesting periods of four to six years from date of issuance.  The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price.  During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant.  The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years.  During fiscal 2007 the accelerated vesting provisions on the six-year awards were met and those shares vested.

On March 9, 2006, the Company’s board of directors approved the contingent issuance of 296,500 shares of common stock to certain members of management upon completion of the Transaction.  These contingent shares had a fair value of approximately $0.6 million at date of grant.  These shares were issued in the third quarter of fiscal 2007 as a result of the Company’s average stock price for the 90-day period ending on June 30, 2007 exceeded $4.31 per share.

A summary of the Company’s non-vested stock awards as of December 29, 2007, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 30, 2006	779,675	$3.48
Shares granted	–	N/A
Shares vested	(529,675)	2.86
Shares forfeited	—	—
Stock awards outstanding December 29, 2007	250,000	$3.95

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the third business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award"). The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 20, 2007 and March 21, 2006, the Company issued 20,232 and 21,925 shares of restricted stock in the aggregate, respectively, to its non-employee directors under the Director Restricted Stock Plan.

A summary of the Company’s directors’ restricted stock awards as of December 29, 2007, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 30, 2006	17,540	$4.56
Restricted shares granted	20,232	5.93
Restricted shares where the restriction lapsed	(7,757)	5.16
Restricted shares forfeited	—	N/A
Stock awards outstanding December 29, 2007	30,015	$5.33

Long-Term Incentive Opportunity Awards.  The Committee has adopted a Long-Term Incentive Plan (the “LTIP”) for the Company’s key employees, as a subplan under the terms of the 2004 Plan.  The principal purpose of the LTIP is to encourage the Company’s executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders’ return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock opportunities under the LTIP for fiscal 2007 to certain of the Company’s officers, including each of the Named Executive Officers (the “2007 Restricted Stock Awards”).  The restricted stock underlying the 2007 Restricted Stock Awards is issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2007.  Accordingly, in accordance with the terms of the 2007 Restricted Stock Awards, it is anticipated that the restricted stock will be granted and issued to the executives on the third business day after the Company releases its annual financial results for fiscal 2007.  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the second business day after the Company releases its annual financial results for fiscal 2007.  These awards vest in four equal installments, with the first installment vesting immediately upon the grant date and the remaining three installments vesting on the next three anniversary dates of the grant. The award is treated as a liability until the grant date when the number of shares to be issued is known, and then it becomes equity-classified.  At December 29, 2007 the Company recorded a liability of approximately $0.9 million on the balance sheet for the long-term incentive opportunities.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 12.	EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering substantially all of its employees. As a condition to the Transaction, the Company was required to provide the non-union employees of NBP with benefits that were comparable to those in effect for those employees on the closing date of the Transaction. Accordingly, the Company continued to maintain certain of the NBP benefit plans following the closing of the Transaction, including the Darling National LLC Retirement Savings Plan, a defined contribution plan, and the Darling National LLC Pension Retirement Plan, a defined benefit plan.

Under the transition rules of Code Section 410(b), affected plans in an acquisition are allowed to be treated separately for discrimination coverage testing purposes until the end of the plan year following the acquisition.  For the Transaction, the transition period lasted through December 31, 2007.  Therefore, following the completion of the Transaction, the Company initiated a project to review its employee retirement benefit programs in the context of comparable programs in the manufacturing industry sector.  As a result of this review, effective January 1, 2008, the Company announced a series of changes to the benefits provided by its 401(k) defined contribution plans and its defined benefit plans.

Effective January 1, 2008, the Darling National LLC Pension Retirement Plan was merged into the Darling International Inc. Hourly Employees’ Retirement Plan, which plan was then amended and restated.  Employees from both plans are entitled to their accrued benefit as of December 31, 2007 under their prior plan design, plus benefit accruals after January 1, 2008 using the new benefit of $20 for each year of service with no cap on service years.  Previously, these hourly employees had been accruing $20-$30 per year of service, depending on location of employment.

Also effective January 1, 2008, the Darling International Inc. Salaried Employees’ Retirement Plan, a defined benefit plan, was amended.  Effective January 1, 2008, all of the Company’s eligible salaried employees participate in this plan, including all former Darling National salaried employees who did not have a defined benefit plan prior to January 1, 2008.  All eligible salaried employees are entitled to their accrued benefit as of December 31, 2007, which accrued benefit is an amount equal to 1.8% times years of service (up to 25 years) times final average pay plus 0.5% for each additional service year beyond 25 years, with a total service year cap of 40 years.  Effective January 1, 2008, for service years earned going forward, the benefit accrual will be 0.25% times years of service times final average pay.

Also effective January 1, 2008, the Darling National LLC Retirement Savings Plan was amended and restated to, among other things, update the plan for the Economic Growth and Tax Relief Reconciliation Act and change the name of the plan to the Darling International Inc. Hourly 401(k) Savings Plan.  Effective January 1, 2008, all of the Company’s hourly employees are eligible to participate in this plan, which allows for elective deferrals, an employer match equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year, and an employer contribution equal to $520 per year.  Previously, certain of the Company’s hourly employees were only given the opportunity to make deferrals.  The $520 employer contribution will be a new contribution for all participating hourly employees.  This plan accepted the transfer of assets and liabilities of the hourly employees that had account balances in the Darling International Inc. 401(k) Savings Plan which existed prior to January 1, 2008.

Effective January 1, 2008, the Darling International Inc. 401(k) Savings Plan, a defined contribution plan, was amended and restated and became the Darling International Inc. Salaried 401(k) Savings Plan and now includes all eligible salaried employees.  This plan received the assets and liabilities of participating salaried employees under the Darling National LLC Retirement Savings Plan.  Effective January 1, 2008, the Darling International Inc. Salaried 401(k) Savings Plan includes an employer contribution based on age (ranging from 2-5% of compensation per year), and will continue to allow for employee deferrals.  Previously, only the Darling National employees received an employer match, which was equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.  Based on the funded status of the Company’s pension plans as of December 30, 2006, the adoption of SFAS 158 increased the Company’s total assets, as a result of deferred tax assets, by approximately $2.2 million, increased total liabilities by approximately $6.7 million and reduced total stockholder’s equity by approximately $4.5 million, net of taxes.  The adoption of the funded status portion of SFAS 158 did not affect the Company’s results of operations.

In addition, SFAS 158 requires that companies using a measurement date other than the fiscal year end change to a fiscal year end measurement date effective for years ending after December 15, 2008.  The Company will adopt the measurement date provision in 2008.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (October 1, 2007 and 2006) (in thousands):

	December 29, 2007	December 30, 2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$88,719	$82,650
Acquisition	–	6,305
Service cost	2,328	2,429
Interest cost	5,011	4,673
Actuarial (gain)	(1,822)	(4,160)
Benefits paid	(3,570)	(3,178)
Other	76	–
Projected benefit obligation at end of period	90,742	88,719

Change in plan assets:
Fair value of plan assets at beginning of period	69,898	60,083
Post measurement date contributions	123	–
Acquisition	–	5,141
Actual return on plan assets	8,941	5,158
Employer contribution	6,186	2,694
Benefits paid	(3,570)	(3,178)
Fair value of plan assets at end of period	81,578	69,898

Funded status	(9,164)	(18,821)
Post-measurement date contributions	–	123
Net amount recognized	$(9,164)	$(18,698)
Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$(9,164)	$(18,698)
Net amount recognized	$(9,164)	$(18,698)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$11,107	$17,385
Prior service cost	499	541
Net amount recognized (a)	$11,606	$17,926

(a)	Amounts do not include deferred taxes of $4.2 million and $6.6 million at December 29, 2007 and December 30, 2006, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The accumulated benefit obligation for all defined benefit pension plans was $84.0 million and $82.0 million at December 29, 2007 and December 30, 2006, respectively.

	December 29, 2007	December 30, 2006
Projected benefit obligation	$90,742	$88,719
Accumulated benefit obligation	83,953	82,025
Fair value of plan assets	81,578	69,898

Net pension cost includes the following components (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Service cost	$2,328	$2,429	$1,998
Interest cost	5,011	4,673	4,206
Expected return on plan assets	(5,636)	(5,192)	(4,379)
Net amortization and deferral	1,269	1,792	1,406
Net pension cost	$2,972	$3,702	$3,231

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

2007
Actuarial gains recognized:
Reclassification adjustments	$705
Actuarial gain recognized during the period	3,139
Prior service (cost) credit recognized:
Reclassification adjustments	72
Prior service cost arising during the period	(46)
$3,870

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2008 is as follows (in thousands):

2008
Net actuarial loss	$349
Prior service cost	123
$472

Weighted average assumptions used to determine benefit obligations were:

	December 29, 2007	December 30, 2006	December 31 2005
Discount rate	6.00%	5.75%	5.50%
Rate of compensation increase	4.10%	4.08%	4.32%

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 29, 2007	December 30, 2006	December 31, 2005
Discount rate	5.75%	5.50%	6.00%
Rate of increase in future compensation levels	4.08%	4.32%	4.66%
Expected long-term rate of return on assets	8.25%	8.38%	8.75%

Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years having strong double digit returns along with several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 8.25% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 29, 2007 and December 30, 2006, by asset category, are as follows:

	Plan Assets at
Asset Category	December 29, 2007	December 30, 2006
Equity Securities	60.9%	65.2%
Debt Securities	39.1%	34.8%
Total	100.0%	100.0%

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Based on current actuarial estimates, the Company does not expect to make any payments to meet funding requirements for its pension plans in fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2008	$ 3,970
2009	4,110
2010	4,480
2011	4,860
2012	5,190
Years 2013 – 2017	33,450

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company's proportionate share of the over-and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available.  The Company’s portion of contributions to these plans amounted to $2.6 million, $2.0 million and $1.8 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In August 2006 the Pension Protection Act of 2006 (“PPA”) was signed into law and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  Should a multi-employer plan elect to terminate rather than increase contributions, the Company will record a liability for its cost of the plan termination when such liability becomes probable and estimable.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  Therefore, at December 29, 2007 the Company has recorded a liability of approximately $1.1 million related to this termination, which represents the net present value of the liability as determined by the terminated plan.

NOTE 13.	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2007, 2006 and 2005.

NOTE 14.	CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters. At December 29, 2007 and December 30, 2006, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $17.1 million and $17.9 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In July 2007, a judgment was entered in a litigation matter involving a contract dispute in which the Company was a party.  The judgment required the Company to convey an unused parcel of property recorded on the books for approximately $500,000 to the counterparty for that amount.  In December 2007, a judgment was entered in the matter awarding the counterparty approximately $2.6 million in attorneys’ fees and costs.  The Company filed appeals of both judgments.  The Company settled this matter during the first quarter of fiscal 2008.  Pursuant to the terms of the settlement, the Company transferred the property to the counterparty for a purchase price of $500,000, paid the counterparty approximately $2.2 million towards attorneys’ fees and costs and agreed to dismiss its pending appeals with prejudice.  In addition, the parties exchanged mutual releases.  The Company has recorded a charge of $2.2 million for the attorneys’ fees and costs in the fourth quarter of 2007, which is included in selling, general and administrative expenses.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 15.	BUSINESS SEGMENTS

The Company sells its products domestically and internationally and operates within two industry segments:  Rendering and Restaurant Services.  The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.  The acquisition of substantially all of the assets of NBP are reflected primarily in the Rendering segment.

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

Included in corporate activities are general corporate expenses and the amortization of intangibles related to “Fresh Start Reporting.” Business Segment Net Revenues (in thousands):

Year Ended
December 29, 2007	December 30, 2006	December 31, 2005
Rendering:
Trade	$464,468	$279,011	$192,340
Intersegment	42,095	29,194	19,206
	506,563	308,205	211,546
Restaurant Services:
Trade	180,845	127,979	116,527
Intersegment	5,311	3,111	4,808
	186,156	131,090	121,335

Eliminations	(47,406)	(32,305)	(24,014)
Total	$645,313	$406,990	$308,867

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Business Segment Profit/(Loss) (in thousands):

Year Ended
December 29, 2007	December 30, 2006	December 31, 2005
Rendering	$85,654	$33,177	$21,668
Restaurant Services	34,953	14,789	15,385
Corporate Activities	(70,029)	(35,675)	(23,201)
Interest expense	(5,045)	(7,184)	(6,157)
Income from continuing operations	$45,533	$5,107	$7,695

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

As discussed in Note 14 Contingencies, the Company received proceeds of $2.2 million during the first quarter of fiscal 2007 as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants.  The Company recorded approximately $1.2 million of the proceeds as a reduction of cost of sales in the Company’s rendering segment and approximately $1.0 million as a reduction of selling and general and administrative costs in the corporate segment.

Business Segment Assets (in thousands):

	December 29, 2007	December 30, 2006
Rendering	$162,091	$153,798
Restaurant Services	40,518	36,359
Combined Rendering/Restaurant Services	106,958	105,402
Corporate Activities	41,771	25,247
Total	$351,338	$320,806

Business Segment Property, Plant and Equipment (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Depreciation and amortization:
Rendering	$13,509	$11,388	$7,928
Restaurant Services	3,881	3,844	3,289
Corporate Activities	5,824	5,454	4,570
Continuing operations	$23,214	$20,686	$15,787
Capital expenditures:
Rendering	$2,880	$1,421	$4,746
Restaurant Services	538	254	2,208
Combined Rendering/Restaurant Services	10,609	8,644	12,622
Corporate Activities	1,525	1,481	1,830
Continuing operations (a)	$15,552	$11,800	$21,406

(a)	Excludes the capital assets acquired as part of the acquisition of substantially all of the assets of NBP of approximately $51.9 million in fiscal 2006.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries. Geographic Area Net Trade Revenues (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Domestic	$473,694	$294,301	$231,282
Foreign	171,619	112,689	77,585
Total	$645,313	$406,990	$308,867

The Company attributes revenues from external customers to individual foreign countries based on the destination of the Company’s shipments.  For fiscal 2007, 2006 and 2005, no individual foreign country comprised more than 5% of the Company’s consolidated revenue, with the exception of sales to Mexico during fiscal 2005, which totaled $17.5 million in revenue or 5.7% of consolidated fiscal 2005 revenue.

NOTE 16.	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 29, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$138,612	$159,425	$171,831	$175,445
Operating income	17,043	17,410	21,010	25,184
Income from continuing operations	9,580	9,482	12,100	14,371
Net income	9,580	9,482	12,100	14,371

Basic earnings per share	0.12	0.12	0.15	0.18
Diluted earnings per share	0.12	0.12	0.15	0.18

	Year Ended December 30, 2006
	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter
Net sales	$76,400	$87,231	$115,229	$128,130
Operating income	1,899	1,534	4,362	11,444
Income/(loss) from continuing Operations	366	(3,149)	1,801	6,089
Net income/(loss)	366	(3,149)	1,801	6,089

Basic earnings/(loss) per share	0.01	(0.04)	0.02	0.08
Diluted earnings/(loss) per share	0.01	(0.04)	0.02	0.07

(a)
Included in net income/(loss) and income/(loss) from continuing operations in the second quarter of fiscal 2006 is a write-off of deferred loan cost of approximately $2.6 million and fees of approximately $1.9 for the early retirement of senior subordinated notes and termination of the previous senior credit agreement.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for the Company on December 30, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for the Company on December 30, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting SFAS 141(R) on the consolidated financial statements.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions Charged to:			Balance at
Description	Beginning of Period	Costs and Expenses	Other (a)	Deductions (b)	End of Period

Reserve for bad debts:
Year ended December 29, 2007	$1,639	$407	$–	$580	$1,466
Year ended December 30, 2006	$728	$874	$596	$559	$1,639
Year ended December 31, 2005	$757	$484	$–	$513	$728

Deferred tax valuation allowance:
Year ended December 29, 2007	$9,416	$–	$–	$4,623	$4,793
Year ended December 30, 2006	$19,086	$–	$–	$9,670	$9,416
Year ended December 31, 2005	$20,257	$–	$–	$1,171	$19,086

(a)	Includes amounts acquired as part of the NBP acquisition.

(b)
Deductions consist of write-offs of uncollectible accounts receivable and reductions of the deferred tax valuation allowance.  In 2006, the reductions in the deferred tax valuation allowance were offset against deferred tax assets and/or goodwill, resulting in no deferred tax benefit.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2007.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board-Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has adopted the Darling International Inc. Code of Business Conduct (“Code of Business Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel.  The Company has not granted any waivers to the Code of Business Conduct to date.  A copy of the Company’s Code of Business Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com.  Shareholders may request a free copy of our Code of Business Conduct from:

Brad Phillips
Darling International Inc.
251 O’Connor Ridge Blvd, Suite 300
Irving, Texas  75038
Phone:  972-717-0300
Fax:  972-717-1588
Email:  bphillips@darlingii.com

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

        The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Goverance-Independent Directors” included in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

       The information required by this Item will appear in the section entitled “Independent Auditors” included in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44

	Consolidated Balance Sheets
	December 29, 2007 and December 30, 2006	45

	Consolidated Statements of Operations-
	Three years ended December 29, 2007	46

	Consolidated Statements of Stockholders’ Equity -
	Three years ended December 29, 2007	47

	Consolidated Statements of Cash Flows -
	Three years ended December 29, 2007	49

	Notes to Consolidated Financial Statements	50

(2)	The following financial statement schedule is included in Item 8.

	Schedule II - Valuation and Qualifying Accounts
	Three years ended December 29, 2007	77

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

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2007 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.5
Registration Rights Agreement, dated as of May 10, 2002, between Darling International Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.6 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.7
Credit Agreement, dated as of April 7, 2006, among Darling International Inc., various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.8
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

10.11 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.12 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.13 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.14 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.15 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.16 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.17 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.18 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

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

10.21 *
Amendment No. 2 to Employment Agreement, dated as of October 13, 2006, by and between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

10.22 *
Amended and Restated Employment Agreement, dated as of February 28, 2006, by and among Darling International Inc., Darling National LLC and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006 and incorporated herein by reference).

10.23 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.24 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

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

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 27, 2008
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President -	February 27, 2008
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	February 27, 2008
O. Thomas Albrecht

/s/ C. Dean Carlson	Director	February 27, 2008
C. Dean Carlson

/s/ Marlyn Jorgensen	Director	February 27, 2008
Marlyn Jorgensen

/s/ Charles Macaluso	Director	February 27, 2008
Charles Macaluso

/s/ Michael Urbut	Director	February 27, 2008
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

3.1		Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 13, 2007 and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.5
Registration Rights Agreement, dated as of May 10, 2002, between Darling International Inc., and the holders identified therein (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 23, 2002, and incorporated herein by reference).

10.6	*	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.7
Credit Agreement, dated as of April 7, 2006, among Darling International Inc., various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2006 and incorporated herein by reference).

10.8
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

10.11	*	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.12	*	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.13	*	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.14	*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.15	*
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.16	*	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.17	*	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.18	*	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.19	*
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

10.21	*
Amendment No. 2 to Employment Agreement, dated as of October 13, 2006, by and between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference).

10.22	*
Amended and Restated Employment Agreement, dated as of February 28, 2006, by and among Darling International Inc., Darling National LLC and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006 and incorporated herein by reference).

10.23	*	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.24	*
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

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