Form 10-Q
period 2008-03-29
DARLING INTERNATIONAL INC
filed 2008-05-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

                     (Mark One)

              / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes             No _X_

    There were 81,482,037 shares of common stock, $0.01 par value, outstanding at May 1, 2008.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2008

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	March 29, 2008 (unaudited) and December 29, 2007

	Consolidated Statements of Operations (unaudited)	4
	Three Months Ended March 29, 2008 and March 31, 2007

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended March 29, 2008 and March 31, 2007

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	29

	Signatures	30

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 29, 2008 and December 29, 2007
(in thousands, except shares)

	March 29, 2008	December 29, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 38,881	$ 16,335
Restricted cash	409	433
Accounts receivable	58,518	59,401
Inventories	27,959	22,481
Other current assets	5,829	8,417
Deferred income taxes	4,302	8,026
Total current assets	135,898	115,093
Property, plant and equipment, less accumulated depreciation of $202,406 at March 29, 2008 and $199,157 at December 29, 2007	128,703	128,685
Intangible assets, less accumulated amortization of $43,688 at March 29, 2008 and $42,481 at December 29, 2007	27,830	29,037
Goodwill	71,856	71,856
Other assets	6,256	6,667
	$ 370,543	$ 351,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,000	$ 6,250
Accounts payable, principally trade	26,909	24,879
Accrued expenses	48,799	49,579
Total current liabilities	80,708	80,708

Long-term debt, net	37,500	37,500
Other non-current liabilities	28,833	27,225
Deferred income taxes	495	4,921
Total liabilities	147,536	150,354

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 81,668,726 and 81,544,466 shares issued at March 29, 2008 and at December 29, 2007, respectively	817	815
Additional paid-in capital	153,581	152,264
Treasury stock, at cost; 187,189 and 182,366 shares at March 29, 2008 and December 29, 2007, respectively	(1,614)	(1,547)
Accumulated other comprehensive loss	(9,288)	(8,598)
Retained earnings	79,511	58,050
Total stockholders’ equity	223,007	200,984
	$ 370,543	$ 351,338

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 29, 2008 and March 31, 2007

(in thousands, except per share data)
(unaudited)

	March 29, 2008	March 31, 2007
Net sales	$ 201,956	$ 138,612
Costs and expenses:
Cost of sales and operating expenses	146,296	103,244
Selling, general and administrative expenses	14,701	12,581
Depreciation and amortization	5,792	5,744
Total costs and expenses	166,789	121,569
Operating income	35,167	17,043

Other income/(expense):
Interest expense	(845)	(1,633)
Other, net	167	(429)
Total other income/(expense)	(678)	(2,062)

Income from operations before income taxes	34,489	14,981
Income taxes	13,028	5,401
Net income	$ 21,461	$ 9,580

Basic income per share	$ 0.26	$ 0.12
Diluted income per share	$ 0.26	$ 0.12

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 29, 2008 and March 31, 2007
(in thousands)
(unaudited)

	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$ 21,461	$ 9,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,792	5,744
Gain on disposal of property, plant, equipment and other assets	(33)	(39)
Deferred taxes	(702)	(1,519)
Stock-based compensation expense	342	540
Changes in operating assets and liabilities:
Restricted cash	24	22
Accounts receivable	883	(2,235)
Inventories and prepaid expenses	(6,479)	(2,582)
Accounts payable and accrued expenses	4,048	3,534
Other	2,405	1,110
Net cash provided by operating activities	27,741	14,155
Cash flows from investing activities:
Capital expenditures	(4,708)	(2,385)
Gross proceeds from disposal of property, plant and equipment and other assets	634	57
Net cash used by investing activities	(4,074)	(2,328)
Cash flows from financing activities:
Proceeds from debt	–	5,500
Payments on debt	(1,250)	(17,254)
Deferred loan costs	–	(16)
Contract payments	(46)	(37)
Issuance of common stock	128	87
Minimum withholding taxes paid on stock awards	(67)	(206)
Excess tax benefits from stock-based compensation	114	89
Net cash used by financing activities	(1,121)	(11,837)
Net increase/(decrease) in cash and cash equivalents	22,546	(10)
Cash and cash equivalents at beginning of period	16,335	5,281
Cash and cash equivalents at end of period	$ 38,881	$ 5,271
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 766	$ 1,634
Income taxes, net of refunds	$ 1,329	$ 3,631

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 29, 2008
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 29, 2008 and March 31, 2007 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

(2)         Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 29, 2008, and include the 13 weeks ended March 29, 2008, and the 13 weeks ended March 31, 2007.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 29,			March 31,
		2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$21,461	81,097	$ 0.26	$9,580	80,429	$ 0.12

Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of restricted stock	—	1,495	—	—	2,075	—
Less: Pro forma treasury shares	—	(504)	—	—	(857)	—
Net income	$21,461	82,088	$ 0.26	$9,580	81,647	$ 0.12

For the three months ended March 29, 2008 and March 31, 2007, respectively, 20,000 and 4,862 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended March 29, 2008 and March 31, 2007, respectively, 111,574 and 158,305 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended March 29, 2008 and March 31, 2007, respectively, zero and 105,082 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

(3)        Contingencies

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company’s processing facilities.

The Company’s workers’ compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At March 29, 2008 and December 29, 2007, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $17.6 million and $17.1 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

In July 2007, a judgment was entered in a litigation matter involving a contract dispute in which the Company was a party.  The judgment required the Company to convey an unused parcel of property recorded on the books for approximately $500,000 to the counterparty for that amount.  In December 2007, a judgment was entered in the matter awarding the counterparty approximately $2.6 million in attorneys’ fees and costs.  The Company filed appeals of both judgments.  The Company settled this matter during the first quarter of fiscal 2008.  Pursuant to the terms of the settlement, the Company transferred the property to the counterparty for a purchase price of $500,000, paid the counterparty approximately $2.2 million towards attorneys’ fees and costs and agreed to dismiss its pending appeals with prejudice.  In addition, the parties exchanged mutual releases.  The Company recorded a charge of approximately $2.2 million in the fourth quarter of 2007.

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

(4)	Business Segments

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

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service establishments and meat and poultry processors, and converting these into useable oils and proteins principally utilized by the agricultural, leather and oleo-chemical industries.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into similar products used as high-energy animal feed ingredients and industrial oils.  Restaurant Services also provides grease trap servicing.  The National Service Center (“NSC”) is included in Restaurant Services.  The NSC contracts for and schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

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

Business Segment Net Sales (in thousands):
Three Months Ended
	March 29, 2008	March 31, 2007
Rendering:
Trade	$ 147,576	$ 101,237
Intersegment	13,483	8,831
	161,059	110,068
Restaurant Services:
Trade	54,380	37,375
Intersegment	1,824	1,060
	56,204	38,435
Eliminations	(15,307)	(9,891)
Total	$ 201,956	$ 138,612

Business Segment Profit/(Loss) (in thousands):
Three Months Ended
	March 29, 2008	March 31, 2007
Rendering	$ 35,061	$ 17,574
Restaurant Services	10,053	7,697
Corporate	(22,808)	(14,058)
Interest expense	(845)	(1,633)
Income from continuing operations	$ 21,461	$ 9,580

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

Business Segment Assets (in thousands):
	March 29, 2008	December 29, 2007
Rendering	$171,963	$162,091
Restaurant Services	41,067	40,518
Combined Rendering/Restaurant Services	105,200	106,958
Corporate	52,313	41,771
Total	$370,543	$351,338

(5)	Income Taxes

The Company has provided income taxes for the three-month period ended March 29, 2008 and March 31, 2007, based on its estimate of the effective tax rate for the entire 2008 and 2007 fiscal years.

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

The Company’s major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years.  Currently, several state examinations are either in progress or scheduled to begin.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(6)	Financing

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of March 29, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At March 29, 2008 under the Credit Agreement, the interest rate for $41.25 million of the term loan that was outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 3.6875% per annum and the interest rate for $1.25 million of the term loan was based on prime plus a margin of 0.0% for a total of 5.25% per annum.  At March 29, 2008 there were no outstanding borrowings under the Company’s revolving facility.

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

The Credit Agreement consisted of the following elements at March 29, 2008 and December 29, 2007, respectively (in thousands):

	March 29, 2008	December 29, 2007
Term Loan	$42,500	$43,750
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	18,068	18,881
Availability	$106,932	$106,119

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of March 29, 2008, the Company was in compliance with all the covenants contained in the Credit Agreement.  At March 29, 2008, the Company had unrestricted cash of $38.9 million, compared to unrestricted cash of $16.3 million at December 29, 2007 and $5.3 million at March 31, 2007.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At March 29, 2008, the fair value of these interest swap agreements was $3.1 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustments recorded to accumulated other comprehensive income, the net change arising from hedging transactions and the amounts recognized in earnings during the three months ended March 29, 2008 and March 31, 2007 is as follows (in thousands):

	March 29, 2008	March 31, 2007
Derivative adjustment included in accumulated other comprehensive loss/(gain) at beginning of period	$ 1,143	$ 408
Net change arising from current period hedging transactions	826	103
Reclassifications into earnings	(63)	(6)
Accumulated other comprehensive loss (a)	$ 1,906	$ 505

(a)
Reported as accumulated other comprehensive loss of approximately $3.1 million and $0.8 million recorded net of taxes of approximately $1.2 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

At March 29, 2008, the Company has forward purchase agreements in place for purchases of approximately $2.8 million of natural gas.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended March 29, 2008 and March 31, 2007, total comprehensive income was $20.8 million and $9.7 million, respectively.

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

Net pension cost for the three months ended March 29, 2008 and March 31, 2007 includes the following components (in thousands):

	March 29, 2008	March 31, 2007
Service cost	$ 267	$ 582
Interest cost	1,360	1,253
Expected return on plan assets	(1,651)	(1,409)
Amortization of prior service cost	31	29
Amortization of net loss	87	288
Net pension cost	$ 94	$ 743

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 29, 2008, the Company does not expect to make any payments to meet funding requirements for its pension plans during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability. Therefore, at March 29, 2008 the Company has recorded a liability of approximately $1.4 million related to this termination.

(11)	Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS 157 will be effective for the Company’s fiscal year 2009.  The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 29, 2008 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at March 29, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$ 3,112	$ —	$ 3,112	$ —
Total	$ 3,112	$ —	$ 3,112	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts, which represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

(12)	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company has adopted SFAS 159 and has elected not to account for any additional financial instruments and other items at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.  The Company processes raw materials at 39 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of livestock feed, oleo-chemicals, soaps, leather goods and pet foods, for use as ingredients in their products or for further processing.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

During the first quarter of fiscal 2008 the Company experienced a continuation of increased finished product prices that favorably impacted earnings.  Additionally, the Company experienced increased raw material volumes during the quarter, but export markets in some foreign counties for U.S.-produced finished beef products and cattle by-products remain closed.  The Company continues to face major challenges relating to the continuation of historically high energy costs.

Operating income increased by $18.2 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2008 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2008

•
Higher finished product prices are indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption in China and India and back-to-back droughts in various grain and oilseed producing regions of the world.  Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the Federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of March 29, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

•
Higher raw material volumes were collected from suppliers during the first quarter of 2008 as compared to fiscal 2007.  The financial impact of higher raw material volumes on sales revenue and raw material cost is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2008 and Thereafter

BSE and Other Food Safety Issues

•
On April 25, 2008, the Food and Drug Administration (“FDA”) published “Substances Prohibited From Use in Animal Food or Feed,” a Final Rule (the “Final BSE Rule”), which becomes effective on April 27, 2009 and finalizes changes to 21 CFR 589.2000 proposed in an October 6, 2005 proposed rule.  Promulgated August 1997 to mitigate the potential risk of spreading bovine spongiform encephalopathy (“BSE”) in the U.S., 21 CFR 589.2000 prohibits the use of mammalian proteins, with some exceptions, in feed for cattle, sheep and other ruminant animals.  The Final BSE Rule amends 21 CFR 589.2000 by prohibiting the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE; (2) brain and spinal cord from cattle aged 30 months and older; (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not “effectively” removed; and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. Materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  In connection with its release of the Final BSE Rule, the FDA has stated that it will issue further guidance on the implementation of certain aspects of the Final BSE Rule.  The potential impact of the Final BSE Rule on the Company’s operations cannot be fully determined until such guidance has been issued.  However, the Company has followed this legislation throughout its history in order to assess and minimize the impact of its implementation on the Company.  Based on the foregoing, while the Company believes that there are interpretive and enforcement issues with respect to the Final BSE Rule that require clarification and guidance from the FDA, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of April 25, 2008, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in 2007.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
On April 23, 2008, the FDA scheduled a public meeting for May 13, 2008 to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (“the Act”) and to receive public comments on such intended actions. The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. The impact of the Act on the Company, if any, will not be clear until the FDA completes the rule making process and publishes written guidance or new regulations.

•
On January 18, 2008, the Animal and Plant Health Inspection Service (“APHIS”) published a final rule (“Clarification Rule”) that addressed discrepancies in import regulations created in 2005 when a final rule allowing the importation of cattle and bovine products derived from countries posing a minimal risk for BSE (“Minimal Risk Rule”) was implemented.  The Minimal Risk Rule classified Canada as a minimal risk country.  The Clarification Rule became effective on February 19, 2008 and allows products derived from poultry and pork processed in the same facility as Canadian beef to be imported into the U.S.  Regulations affecting the importation of pork and poultry products were not harmonized with the Minimal Risk Rule to recognize countries classified as a minimal risk for BSE. As a result, imports of Canadian pork and poultry products processed in the same facility as Canadian beef were prohibited until the Clarification Rule went into effect.  Import regulations may affect the Company’s access to raw materials for processing.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities. As of April 25, 2008, Congress has not granted these authorities to the FDA.

Other Critical Issues and Challenges:

•
Energy prices for natural gas and diesel fuel are expected to remain relatively high in fiscal 2008. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the first quarter of 2008 and represent an ongoing challenge to the Company’s operating results for future periods.

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

Results of Operations

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Summary of Key Factors Impacting First Quarter 2008 Results:

Principal factors which contributed to a $18.2 million increase in operating income, which are discussed in greater detail in the following section, were:
•	Higher finished product prices, and
•	Higher raw material volume.

These increases were partially offset by:
•	Higher raw material costs,
•	Higher energy costs, primarily related to natural gas and diesel fuel, and
•	Higher payroll and incentive-related benefits.

Summary of Key Indicators of 2008 Performance:

Principal indicators which management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:
•	Finished product commodity prices,
•	Raw material volume,
•	Production volume and related yield of finished product, and
•	Collection fees and collection operating expense.

These indicators and their importance are discussed below in greater detail.

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher.  These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2008 compared to average Jacobsen prices for the first quarter of fiscal 2007 follow:

	Avg. Price 1st Quarter 2008	Avg. Price 1st Quarter 2007	Increase	% Increase
MBM (Illinois)	$367.54 /ton	$203.73 /ton	$163.81 /ton	80.4%
BFT (Chicago)	$ 36.11 /cwt	$ 21.52 /cwt	$14.59 /cwt	67.8%
YG (Illinois)	$ 28.11 /cwt	$ 18.65 /cwt	$9.46 /cwt	50.7%

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

Natural gas and heating oil commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas and diesel fuel.  The prices are important to the Company because natural gas and diesel fuel are major components of factory operating and collection costs and natural gas and diesel fuel prices are an indicator of achievement of the Company’s business plan.

The Company charges collection fees, which are included in net sales in order to offset a portion of the expense incurred in collecting raw material.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring collection fees and collection expense is that they provide management an indication of achievement of the Company’s business plan.

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

During the first quarter of fiscal 2008, net sales increased by $63.4 million (45.7%) to $202.0 million as compared to $138.6 million during the first quarter of fiscal 2007.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 46.2	$ 3.9	$ –	$ 50.1
Purchase of finished product for resale	3.0	10.3	–	13.3
Raw material volume	1.7	(0.7)	–	1.0
Other sales decrease	(0.7)	(0.3)	–	(1.0)
Product transfers	(4.7)	4.7	–	- –
	$ 45.5	$ 17.9	$ –	$ 63.4

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

During the first quarter of fiscal 2008, cost of sales and operating expenses increased $43.1 million (41.8%) to $146.3 million as compared to $103.2 million during the first quarter of fiscal 2007.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 21.9	$ 4.9	$ –	$ 26.8
Purchases of finished product for resale	3.0	10.3	–	13.3
Higher energy costs, primarily natural gas and diesel fuel	2.5	0.8	–	3.3
Payroll and related expense	2.0	0.3	–	2.3
Sale of judgment	1.2	–	–	1.2
Raw material volume	0.4	(0.1)	–	0.3
Other expenses	2.1	(6.2)	–	(4.1)
Product transfers	(4.7)	4.7	–	–
	$ 28.4	$ 14.7	$ –	$ 43.1

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.7 million during the first quarter of fiscal 2008, a $2.1 million increase (16.7%) from $12.6 million during the first quarter of fiscal 2007.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Sale of judgment	$ -	$ -	$ 1.0	$ 1.0
Payroll and related expense	0.1	- –	0.7	0.8
Other expense increase	0.1	0.2	-	0.3
	$ 0.2	$ 0.2	$ 1.7	$ 2.1

Depreciation and Amortization. Depreciation and amortization charges increased $0.1 million (1.8%) to $5.8 million during the first quarter of fiscal 2008 as compared to $5.7 million during the first quarter of fiscal 2007.

Interest Expense.   Interest expense was $0.8 million during the first quarter of fiscal 2008 compared to $1.6 million during the first quarter of fiscal 2007, a decrease of $0.8 million, primarily due to the decrease in outstanding debt.

Other Income/Expense. Other income was $0.2 million in the first quarter of fiscal 2008, compared to other expense of $0.4 million during the first quarter of fiscal 2007.  The decrease in other expense is primarily due to increased interest income as a result of more cash investment on the balance sheet and decreases in other non-operating expenses.

Income Taxes. The Company recorded income tax expense of $13.0 million for the first quarter of fiscal 2008, compared to income tax expense of $5.4 million recorded in the first quarter of fiscal 2007, an increase of $7.6 million, primarily due to the increased pre-tax earnings of the Company in fiscal 2008.  The effective tax rate for the first quarter of fiscal 2008 is 37.8% and differs from the statutory rate of 35.0% primarily due to state income taxes and qualified production deduction.  The effective tax rate for the first quarter of fiscal 2007 of 36.1% differs from the statutory rate of 35.0% primarily due to state income taxes and qualified production deduction.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006. The principal components of the Credit Agreement consist of the following.

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term of five years and matures on April 7, 2011.

•
As of March 29, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $7.5 million, for an aggregate of $42.5 million principal outstanding under the term loan facility at March 29, 2008.

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

The Credit Agreement consisted of the following elements at March 29, 2008 (in thousands):

Credit Agreement:
Term Loan	$ 42,500
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	18,068
Availability	$ 106,932

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of March 29, 2008, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying March 29, 2008 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On March 29, 2008, the Company had working capital of $55.2 million and its working capital ratio was 1.68 to 1 compared to working capital of $34.4 million and a working capital ratio of 1.43 to 1 on December 29, 2007.  The increase in working capital is primarily due to the increase in cash and commodity prices.  At March 29, 2008, the Company had unrestricted cash of $38.9 million and funds available under the revolving credit facility of $106.9 million, compared to unrestricted cash of $16.3 million and funds available under the revolving credit facility of $106.1 million at December 29, 2007.

Net cash provided by operating activities was $27.7 million and $14.2 million for the first three months ended March 29, 2008 and March 31, 2007, respectively, an increase of $13.5 million, primarily due to an increase in net income of approximately $11.9 million and changes in operating assets and liabilities, which includes an increase in accounts receivable of approximately $3.1 million, a reduction in inventory of approximately $1.8 million and a reduction in prepaid expenses of approximately $2.1 million.  Cash used by investing activities was $4.1 million for the first three months of fiscal 2008, compared to $2.3 million for the first three months of fiscal 2007, an increase of $1.8 million, primarily due to higher capital investment in the first three months of fiscal 2008.  Net cash used by financing activities was $1.1 million and $11.8 million for the first three months ended March 29, 2008 and March 31, 2007, respectively, a decrease of $10.7 million, principally due to debt payments on the Credit Agreement in 2007.

The Company made capital expenditures of $4.7 million during the first three months of fiscal 2008, compared to capital expenditures of $2.4 million in the first three months of fiscal 2007 for a net increase of $2.3 million, primarily due to a major modernization project at the Turlock, California plant that was identified over normal maintenance and compliance capital expenditures.  Capital expenditures related to compliance with environmental regulations were $0.1 million during the three months ended March 29, 2008 compared to $0.4 million for the three months ended March 31, 2007.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at March 29, 2008, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2008, the Company has accrued approximately $5.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at March 29, 2008.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company does not expect to make payments in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information. One of the under-funded multi-employer plans in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability. Therefore, at March 29, 2008 the Company has recorded a liability of approximately $1.4 million related to this termination.  While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the Federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of March 29, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company’s management believes that cash flows from operating activities consistent with the level generated in first quarter of fiscal 2008, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat processing industry or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule;  unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA;  loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with high prices for natural gas and diesel fuel, among others, could either positively or negatively impact the Company’s results of operations in fiscal 2008 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of fiscal 2008 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically. Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to growing interest in bio-fuels;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements;  and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced finished product prices, reduced sales, potential inventory buildup, and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a further disruption in international sales, a decline in commodities prices, further increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $7.4 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 29, 2008.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting.  The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2008, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.0 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 29, 2008.  These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company has adopted SFAS 159 and has elected not to account for any additional financial instruments and other items at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2007, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  prices in the competing commodity markets, which are volatile and are beyond the Company’s control;  the implementation of the Final BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA.  Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, the price of diesel fuel and the price of natural gas used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At March 29, 2008, the fair value of these interest swap agreements was $3.1 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of March 29, 2008, the Company had forward purchase agreements in place for purchases of approximately $2.8 million of natural gas.  As of March 29, 2008, the Company had forward purchase agreements in place for purchases of approximately $4.6 million of finished product.

Item 4.	CONTROLS AND PROCEDURES MANAGEMENT'S

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
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2008

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

DARLING INTERNATIONAL INC.

Date: May 8, 2008	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: May 8, 2008	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)