Form 10-Q
period 2008-06-28
DARLING INTERNATIONAL INC
filed 2008-08-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

                     (Mark One)

              / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

    There were 81,853,107 shares of common stock, $0.01 par value, outstanding at August 1, 2008.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2008

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	June 28, 2008 (unaudited) and December 29, 2007

	Consolidated Statements of Operations (unaudited)	4
	Three and Six Months Ended June 28, 2008 and June 30, 2007

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended June 28, 2008 and June 30, 2007

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

Item 4.	CONTROLS AND PROCEDURES	33

	PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITY HOLDERS	35

Item 6.	EXHIBITS	35

	Signatures	36

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 28, 2008 and December 29, 2007
(in thousands, except shares)

	June 28, 2008	December 29, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 44,596	$ 16,335
Restricted cash	331	433
Accounts receivable	65,078	59,401
Inventories	30,300	22,481
Other current assets	7,559	8,417
Deferred income taxes	4,128	8,026
Total current assets	151,992	115,093
Property, plant and equipment, less accumulated depreciation of $206,059 at June 28, 2008 and $199,157 at December 29, 2007	132,698	128,685
Intangible assets, less accumulated amortization of $44,894 at June 28, 2008 and $42,481 at December 29, 2007	26,624	29,037
Goodwill	71,856	71,856
Other assets	6,092	6,667
	$ 389,262	$ 351,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,000	$ 6,250
Accounts payable, principally trade	30,491	24,879
Accrued expenses	39,648	49,579
Total current liabilities	75,139	80,708

Long-term debt, net	36,250	37,500
Other non-current liabilities	26,019	27,225
Deferred income taxes	2,342	4,921
Total liabilities	139,750	150,354

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,161,926 and 81,544,466 shares issued at June 28, 2008 and at December 29, 2007, respectively	822	815
Additional paid-in capital	156,981	152,264
Treasury stock, at cost; 309,969 and 182,366 shares at June 28, 2008 and December 29, 2007, respectively	(3,520)	(1,547)
Accumulated other comprehensive loss	(8,361)	(8,598)
Retained earnings	103,590	58,050
Total stockholders’ equity	249,512	200,984
	$ 389,262	$ 351,338

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended June 28, 2008 and June 30, 2007
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$220,858	$159,425	$422,814	$298,037
Costs and expenses:
Cost of sales and operating expenses	161,298	121,925	307,594	225,169
Selling, general and administrative expenses	13,980	14,295	28,681	26,876
Depreciation and amortization	5,845	5,795	11,637	11,539
Total costs and expenses	181,123	142,015	347,912	263,584
Operating income	39,735	17,410	74,902	34,453

Other income/(expense):
Interest expense	(775)	(1,326)	(1,620)	(2,959)
Other, net	133	(102)	300	(531)
Total other income/(expense)	(642)	(1,428)	(1,320)	(3,490)

Income from operations before income taxes	39,093	15,982	73,582	30,963
Income taxes expense	15,014	6,500	28,042	11,901

Net income	$24,079	$9,482	$45,540	$19,062

Basic income per share:	$0.30	$0.12	$0.56	$0.24
Diluted income per share:	$0.29	$0.12	$0.55	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 28, 2008 and June 30, 2007
(in thousands)
(unaudited)

	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$45,540	$19,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,637	11,539
Gain on disposal of property, plant, equipment and other assets	(12)	(16)
Deferred taxes	1,319	(994)
Stock-based compensation expense	522	1,005
Changes in operating assets and liabilities:
Restricted cash	102	32
Accounts receivable	(5,677)	(6,942)
Inventories and prepaid expenses	(10,626)	(5,757)
Accounts payable and accrued expenses	(1,723)	5,634
Other	824	2,419
Net cash provided by operating activities	41,906	25,982
Cash flows from investing activities:
Capital expenditures	(13,464)	(5,742)
Gross proceeds from disposal of property, plant and equipment and other assets	717	103
Net cash used by investing activities	(12,747)	(5,639)
Cash flows from financing activities:
Proceeds from debt	–	19,000
Payments on debt	(2,500)	(38,504)
Deferred loan costs	–	(18)
Contract payments	(94)	(84)
Issuance of common stock	275	242
Minimum withholding taxes paid on stock awards	(871)	(457)
Excess tax benefits from stock-based compensation	2,292	358
Net cash used by financing activities	(898)	(19,463)
Net increase in cash and cash equivalents	28,261	880
Cash and cash equivalents at beginning of period	16,335	5,281
Cash and cash equivalents at end of period	$44,596	$6,161
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,308	$3,181
Income taxes, net of refunds	$26,468	$15,157

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 28, 2008
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended June 28, 2008 and June 30, 2007 have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 28, 2008, and include the 13 weeks and 26 weeks ended June 28, 2008, and the 13 weeks and 26 weeks ended June 30, 2007.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 28,			June 30,
		2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 24,079	81,326	$ 0.30	$ 9,482	80,610	$ 0.12

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		1,244			1,941
Less: Pro forma treasury shares		(392)			(655)

Diluted:
Net income	$ 24,079	82,178	$ 0.29	$ 9,482	81,896	$ 0.12

	Six Months Ended
		June 28,			June 30,
		2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 45,540	81,211	$ 0.56	$ 19,062	80,519	$ 0.24

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		1,382			2,002
Less: Pro forma treasury shares		(444)			(723)

Diluted:
Net income	$ 45,540	82,149	$ 0.55	$ 19,062	81,798	$ 0.23

For the three months ended June 28, 2008 and June 30, 2007, respectively, 20,000 and 19,747 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended June 28, 2008 and June 30, 2007, respectively, 128,404 and 114,590 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended June 28, 2008 and June 30, 2007, respectively, zero and 92,209 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 28, 2008 and June 30, 2007, respectively, 13,516 and 38,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the six months ended June 28, 2008 and June 30, 2007, respectively, 107,566 and 131,905 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the six months ended June 28, 2008 and June 30, 2007, respectively, zero and 98,273 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At June 28, 2008 and December 29, 2007, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $18.5 million and $17.1 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Business Segment Net Sales (in thousands):
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Rendering:
Trade	$ 157,074	$ 112,363	$ 304,650	$ 213,600
Intersegment	17,049	9,547	30,532	18,378
	174,123	121,910	335,182	231,978
Restaurant Services:
Trade	63,784	47,062	118,164	84,437
Intersegment	2,302	1,220	4,126	2,280
	66,086	48,282	122,290	86,717
Eliminations	(19,351)	(10,767)	(34,658)	(20,658)
Total	$ 220,858	$ 159,425	$ 422,814	$ 298,037

Business Segment Profit/(Loss) (in thousands):
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Rendering	$ 35,453	$ 17,789	$ 70,514	$ 35,363
Restaurant Services	13,486	9,718	23,539	17,415
Corporate	(24,085)	(16,699)	(46,893)	(30,757)
Interest expense	(775)	(1,326)	(1,620)	(2,959)
Income/(loss) from continuing operations	$ 24,079	$ 9,482	$ 45,540	$ 19,062

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

Business Segment Assets (in thousands):
	June 28, 2008	December 29, 2007
Rendering	$176,890	$162,091
Restaurant Services	43,923	40,518
Combined Rendering/Restaurant Services	106,281	106,958
Corporate	62,168	41,771
Total	$389,262	$351,338

(5)	Income Taxes

The Company has provided income taxes for the three-month and six-month period ended June 28, 2008 and June 30, 2007, based on its estimate of the effective tax rate for the entire 2008 and 2007 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years.  Currently, several state examinations are either in progress or scheduled to begin.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(6)	Financing

The Company entered into a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of June 28, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At June 28, 2008 under the Credit Agreement, the interest rate for $40.0 million of the term loan that remained outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 3.8125% per annum and the interest rate for $1.25 million of the term loan was based on prime plus a margin of 0.0% for a total of 5.0% per annum.  At June 28, 2008 there were no outstanding borrowings under the Company’s revolving facility.

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

The Credit Agreement consisted of the following elements at June 28, 2008 and December 29, 2007, respectively (in thousands):

	June 28, 2008	December 29, 2007
Term Loan	$41,250	$43,750
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	16,424	18,881
Availability	$108,576	$106,119

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of June 28, 2008, the Company was in compliance with all the covenants contained in the Credit Agreement.  At June 28, 2008, the Company had unrestricted cash of $44.6 million, compared to unrestricted cash of $16.3 million at December 29, 2007 and $6.2 million at June 30, 2007.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At June 28, 2008, the fair value of these interest swap agreements was $1.7 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustments recorded to accumulated other comprehensive loss, the net change arising from hedging transactions, and the amounts recognized in earnings during the three and six months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Derivative adjustment included in accumulated other comprehensive loss at beginning of period	$ 1,906	$ 505	$ 1,143	$ 408
Net change arising from current period hedging transactions	(571)	(431)	255	(328)
Reclassifications into earnings	(284)	(8)	(347)	(14)
Accumulated other comprehensive loss (a)	$ 1,051	$ 66	$ 1,051	$ 66

(a)
Reported as other comprehensive loss of approximately $1.7 million and $0.1 million recorded net of taxes of approximately $0.6 million and $0.0 million for the three and six months ended June 28, 2008 and June 30, 2007, respectively.

At June 28, 2008, the Company has forward purchase agreements in place for purchases of approximately $3.6 million of natural gas.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(8)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components.  For the three months ended June 28, 2008 and June 30, 2007, total comprehensive income was $25.0 million and $10.1 million, respectively.  For the six months ended June 28, 2008, and June 30, 2007, total comprehensive income was $45.8 million and $19.8 million, respectively.

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

Net pension cost for the three and six months ended June 28, 2008 and June 30, 2007 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$267	$582	$534	$1,164
Interest cost	1,360	1,253	2,720	2,506
Expected return on plan assets	(1,651)	(1,409)	(3,302)	(2,818)
Amortization of prior service cost	31	29	62	58
Amortization of net loss	87	288	174	576
Net pension cost	$94	$743	$188	$1,486

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 28, 2008, the Company does not expect to make any payments to meet funding requirements for its pension plans during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability. Therefore, at June 28, 2008 the Company has no recorded liability related to this termination.

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 28, 2008 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at June 28, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Short term assets	$ 404	$ —	$ 404	$ —
Derivative liabilities	(1,716)	—	(1,716)	—
Total	$ (1,312)	$ —	$ (1,312)	$ —

Short term assets consist of natural gas contracts quoted on an active market for similar assets and liabilities, which considers the instrument’s term, amount and credit risk.  Derivative liabilities consist of the Company’s interest rate swap contracts, which represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

(12)	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company has adopted SFAS 159 and has elected not to account for any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. generally accepted accounting principle financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

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

Earnings for the second quarter of fiscal 2008 were moderately higher than the first quarter of 2008 driven primarily by higher selling prices for the Company’s finished products.  The Company experienced lower raw material volumes as compared to the first quarter of 2008.  Impacting this reduction was lower dead stock volume, various flood related issues in the Midwest, and less overflow tonnage from integrated packers.  Year over year, the Company’s volume improved.  Finished product prices for BFT and YG improved versus first quarter 2008 as values for alternative ingredients increased.  MBM prices declined significantly from first quarter 2008 as a result of logistical challenges related to the availability of export transportation and increased supply related to stronger cattle kills during the second quarter of 2008.  The Company’s costs were substantially impacted by price increases in both natural gas and diesel fuel with some of this impact being offset by lower volumes and improved operating conditions.

Operating income increased by $22.3 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of fiscal 2008 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2008

•
Higher finished product prices are indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption in China and India and back-to-back droughts in various grain and oilseed producing regions of the world.  Higher finished product prices for BFT and YG were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the Federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of June 28, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

Summary of Critical Issues and Known Trends Faced by the Company in 2008 and Thereafter

BSE and Other Food Safety Issues

•
On April 25, 2008, the Food and Drug Administration (“FDA”) published “Substances Prohibited From Use in Animal Food or Feed,” a Final Rule (the “Final BSE Rule”), which becomes effective on April 27, 2009 and finalizes changes to 21 CFR 589.2000.  Promulgated August 1997 to mitigate the potential risk of spreading bovine spongiform encephalopathy (“BSE”) in the U.S., 21 CFR 589.2000 prohibits the use of mammalian proteins, with some exceptions, in feed for cattle, sheep and other ruminant animals.  The Final BSE Rule amends 21 CFR 589.2000 by prohibiting the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE; (2) brain and spinal cord from cattle aged 30 months and older; and (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not “effectively” removed; and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals, if such tallow contains more than 0.15% insoluble impurities.  Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule.  In connection with its release of the Final BSE Rule, the FDA has stated that it will issue further guidance on the implementation of certain aspects of the Final BSE Rule.  Affirmation that such guidance is forthcoming was provided by the FDA on July 15, 2008, when it released “Feed Ban Enhancement Implementation: Questions and Answers” to address initial questions about the Final BSE Rule submitted to the FDA by industry.  The Company is reviewing this Question and Answer document but will be unable to fully determine the potential impact of the Final BSE Rule on the Company’s operations until the guidance has been issued.  However, the Company has followed this rulemaking process throughout its history in order to assess and minimize the impact of its implementation on the Company.  Based on the foregoing, while the Company believes that there are interpretive and enforcement issues with respect to the Final BSE Rule that require clarification and guidance from the FDA and that certain capital expenditures will be required for compliance, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of July 25, 2008, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years, with the most recent incidence confirmed in an Arkansas poultry flock in June 2008.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
On May 13, 2008, the FDA held a public meeting to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (“the Act”) and to receive public comments on such intended actions. The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. The impact of the Act on the Company, if any, will not be clear until the FDA completes the rulemaking process and publishes written guidance or new regulations.

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

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  As of July 25, 2008, Congress has not granted such new authorities to the FDA.

Other Critical Issues and Challenges:

•
Energy prices for natural gas and diesel fuel are expected to remain relatively high in fiscal 2008. The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the second quarter of 2008 and represent an ongoing challenge to the Company’s operating results for future periods.

•
The meat processing industry is facing higher feed costs.  These higher costs, coupled with the general performance of the U.S. economy and declining U.S. consumer confidence, could have a negative impact on the Company’s raw material volume.

Results of Operations

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

Summary of Key Factors Impacting Second Quarter 2008 Results:

Principal factors that contributed to a $22.3 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices.

These increases were partially offset by:

•	Higher raw material costs, and
•	Higher energy costs, primarily related to natural gas and diesel fuel.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the second quarter of fiscal 2008 compared to average Jacobsen prices for the second quarter of fiscal 2007 follow:

	Avg. Price 2nd Quarter 2008	Avg. Price 2nd Quarter 2007	Increase	% Increase
MBM (Illinois)	$315.22 /ton	$217.27 /ton	$97.95 /ton	45.1%
BFT (Chicago)	$ 41.79 /cwt	$ 29.28 /cwt	$12.51 /cwt	42.7%
YG (Illinois)	$ 33.49 /cwt	$ 23.13 /cwt	$10.36 /cwt	44.8%

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

During the second quarter of fiscal 2008, net sales increased by $61.5 million (38.6%) to $220.9 million as compared to $159.4 million during the second quarter of fiscal 2007. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 55.1	$ 11.0	$ —	$ 66.1
Raw material volume	0.8	(0.8)	—	—
Purchase of finished product for resale	(2.8)	1.1	—	(1.7)
Other sales decreases	(0.9)	(2.0)	—	(2.9)
Product transfers	(7.5)	7.5	—	—
	$ 44.7	$ 16.8	$ —	$ 61.5

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

During the second quarter of fiscal 2008, cost of sales and operating expenses increased $39.4 million (32.3%) to $161.3 million as compared to $121.9 million during the second quarter of fiscal 2007. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 33.0	$ 2.7	$ —	$ 35.7
Higher energy costs, primarily natural gas and diesel fuel	3.8	1.3	—	5.1
Raw material volume	0.2	(0.2)	—	—
Other expense decreases	—	0.2	(0.3)	(0.1)
Purchases of finished product for resale	(2.6)	1.3	—	(1.3)
Product transfers	(7.5)	7.5	—	—
	$ 26.9	$ 12.8	$ (0.3)	$ 39.4

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.0 million during the second quarter of fiscal 2008, a $0.3 million decrease (2.1%) from $14.3 million during the second quarter of fiscal 2007.  The decrease in selling, general and administrative expenses is primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Lower legal expense	$ —	$ —	$ (0.9)	$ (0.9)
Payroll and incentive-related benefits	0.1	—	0.5	0.6
Other expense	—	0.2	(0.2)	—
	$ 0.1	$ 0.2	$ (0.6)	$ (0.3)

Depreciation and Amortization.  Depreciation and amortization charges were $5.8 million during the second quarter of fiscal 2008 and fiscal 2007, respectively.

Interest Expense.  Interest expense was $0.8 million during the second quarter of fiscal 2008 compared to $1.3 million during the second quarter of fiscal 2007, a decrease of $0.5 million, primarily due to a decrease in the balance related to the Company’s outstanding debt.

Other Income/Expense. Other income was $0.1 million in the second quarter of fiscal 2008, compared to other expense of $0.1 million during the second quarter of fiscal 2007.  The decrease in other expense is primarily due to increased interest income as a result of more cash included in interest bearing accounts and decreases in other non-operating expenses.

Income Taxes. The Company recorded income tax expense of $15.0 million for the second quarter of fiscal 2008, compared to $6.5 million recorded in the second quarter of fiscal 2007, an increase of $8.5 million, primarily due to increased pre-tax earnings of the Company in fiscal 2008.  The effective tax rate for the second quarter of fiscal 2008 is 38.4% and differs from the statutory rate of 35% due to state income taxes.  The effective rate for the second quarter of fiscal 2007 of 40.6% differs from the statutory rate of 35% primarily due to state taxes and nondeductible expense limitations for income tax purposes.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

Summary of Key Factors Impacting the First Six Months of Fiscal 2008 Results:

Principal factors that contributed to a $40.4 million increase in operating income, which are discussed in greater detail in the following section, were:
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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the first six months of fiscal 2008 compared to average Jacobsen prices for the first six months of fiscal 2007 follow:

	Avg. Price Six Months 2008	Avg. Price Six Months 2007	Increase	% Increase
MBM (Illinois)	$341.38 /ton	$210.50 /ton	$130.88 /ton	62.2%
BFT (Chicago)	$ 38.95 /cwt	$ 25.40 /cwt	$ 13.55 /cwt	53.3%
YG (Illinois)	$ 30.80 /cwt	$ 20.89 /cwt	$ 9.91 /cwt	47.4%

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

The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring of collection fees and collection expense is they provide management an indication of achievement of the Company’s business plan.

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

During the first six months of fiscal 2008 net sales increased by $124.8 million (41.9%) to $422.8 million as compared to $298.0 million during the first six months of fiscal 2007.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 105.3	$ 25.0	$ —	$ 130.3
Raw material volume	3.7	(2.3)	—	1.4
Purchase of finished product for resale	(3.4)	1.2	—	(2.2)
Other sales decreases	(2.4)	(2.3)	—	(4.7)
Product transfers	(12.2)	12.2	—	—
	$ 91.0	$ 33.8	$ —	$ 124.8

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

During the first six months of fiscal 2008, cost of sales and operating expenses increased $82.4 million (36.6%) to $307.6 million as compared to $225.2 million during the first six months of fiscal 2007.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 59.0	$ 11.4	$ —	$ 70.4
Higher energy costs, primarily natural gas and diesel fuel	6.3	2.1	—	8.4
Payroll and related benefits	1.8	0.5	—	2.3
Sale of judgment	1.2	—	—	1.2
Other expense increases	1.0	0.3	(0.2)	1.1
Raw material volume	0.9	(0.6)	—	0.3
Purchases of finished product for resale	(2.6)	1.3	—	(1.3)
Product transfers	(12.2)	12.2	—	—
	$ 55.4	$ 27.2	$ (0.2)	$ 82.4

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28.7 million during the first six months of fiscal 2008, a $1.8 million increase (6.7%) from $26.9 million during the first six months of fiscal 2007.  The increase was primarily due to the following (in millions of dollars):
	Rendering	Restaurant Services	Corporate	Total
Payroll and incentive-related benefits	$ 0.2	$ —	$ 1.2	$ 1.4
Sale of judgment	—	—	1.0	1.0
Other expense increases	0.2	0.4	0.1	0.7
Lower legal expense	—	—	(1.3)	(1.3)
	$ 0.4	$ 0.4	$ 1.0	$ 1.8

Depreciation and Amortization.  Depreciation and amortization charges increased $0.1 million (0.9%) to $11.6 million during the first six months of fiscal 2008 as compared to $11.5 million during the first six months of fiscal 2007.

Interest Expense.  Interest expense was $1.6 million during the first six months of fiscal 2008 compared to $3.0 million during the first six months of fiscal 2007, a decrease of $1.4 million, primarily due to a decrease in the balance related to the Company’s outstanding debt.

Other Income/Expense. Other income was $0.3 million in the first six months of fiscal 2008, a $0.8 million increase in income as compared to other expense of $0.5 million in the first six months of fiscal 2007. The decrease in other expense is primarily due to increased interest income as a result of more cash included in interest bearing accounts and decreases in other non-operating expenses.

Income Taxes.  The Company recorded income tax expense of $28.0 million for the first six months of fiscal 2008, compared to income tax expense of $11.9 million recorded in the first six months of fiscal 2007, an increase of $16.1 million, primarily due to an increase in pre-tax earnings of the Company in fiscal 2008.  The effective tax rate for fiscal 2008 is 38.0% compared to 38.4% for fiscal 2007, which is different from the statutory rate primarily due to state taxes.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006. The principal components of the Credit Agreement consist of the following.

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term of five years and matures on April 7, 2011.

•
As of June 28, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $8.75 million, for an aggregate of $41.25 million principal outstanding under the term loan facility at June 28, 2008.

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

The Credit Agreement consisted of the following elements at June 28, 2008 (in thousands):

Credit Agreement:
Term Loan	$ 41,250
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	16,424
Availability	$ 108,576

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of June 28, 2008, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying June 28, 2008 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On June 28, 2008, the Company had working capital of $76.9 million and its working capital ratio was 2.02 to 1 compared to working capital of $34.4 million and a working capital ratio of 1.43 to 1 on December 29, 2007.  The increase in working capital is primarily due to the increase in cash and commodity prices.  At June 28, 2008, the Company had unrestricted cash of $44.6 million and funds available under the revolving credit facility of $108.6 million, compared to unrestricted cash of $16.3 million and funds available under the revolving credit facility of $106.1 million at December 29, 2007.

Net cash provided by operating activities was $41.9 million and $26.0 million for the six months ended June 28, 2008 and June 30, 2007, respectively, an increase of $15.9 million, primarily due to an increase in net income of approximately $26.4 million and changes in operating assets and liabilities, which includes a reduction of inventory of approximately $2.8 million, a reduction of prepaid expenses of $2.0 million and a reduction of accounts payable and accrued expenses of $7.9 million.  The decrease in cash flows from inventory is due to increased finished product prices.  Cash used by investing activities was $12.7 million for the first six months of fiscal 2008 compared to $5.6 million for the first six months of fiscal 2007, an increase of $7.1 million, primarily due to higher capital investment in fiscal 2008.  Net cash used by financing activities was $0.9 million and $19.5 million for the six months ended June 28, 2008 and June 30, 2007, respectively, a decrease of $18.6 million, principally due to debt payments on the Credit Agreement in 2007.

The Company made capital expenditures of $13.5 million during the first six months of fiscal 2008, compared to capital expenditures of $5.7 million in the first six months of fiscal 2007 for a net increase of $7.8 million, due to a major modernization project at the Turlock, California plant that was identified over normal maintenance and compliance capital expenditures and an overall increase in capital expenditures. Capital expenditures related to compliance with environmental regulations were $0.5 million and $1.0 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at June 28, 2008, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2008, the Company has accrued approximately $6.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at June 28, 2008.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

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

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which will provide Federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the Federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of June 28, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first six months of fiscal 2008, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat processing industry as a result of higher feed costs or other factors, reduced volume from food service establishments, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with high prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence, among others, could negatively impact the Company’s results of operations in fiscal 2008 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of fiscal 2008 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $9.9 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 28, 2008. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2008, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.1 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 28, 2008.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company has adopted SFAS 159 and has elected not to account for any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. generally accepted accounting principle financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

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

In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2007, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets, which are volatile and are beyond the Company’s control; energy prices;  the implementation of the Final BSE Rule;  BSE and its impact on finished product prices, export markets and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA.  Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply and the price of diesel fuel and the price of natural gas used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including: holidays, when raw material volume declines;  general performance of the U.S. economy; warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At June 28, 2008, the fair value of these interest swap agreements was $1.7 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of June 28, 2008, the Company had forward purchase agreements in place for purchases of approximately $3.6 million of natural gas.  As of June 28, 2008, the Company had forward purchase agreements in place for purchases of approximately $6.3 million of finished product.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2008

PART II:  Other Information

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Darling’s share repurchase activity for each of the three months ended June 28, 2008, was as follows:
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans of Programs

March 30, 2008 –
April 26, 2008	—	—	N/A	N/A

April 27, 2008 –
May 24, 2008	—	—	N/A	N/A

May 25, 2008 –
June 28, 2008	12,067	$17.29	N/A	N/A
For the quarter ended June 28, 2008	12,067	$ 17.29	N/A	N/A

(1)
The shares repurchased during the periods presented above represent shares tendered to Darling International Inc. by an employee who exercised stock options, and tendered shares to pay all or a portion of the related withholding taxes.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 6, 2008 were as follows:

The election of seven directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For:	68,273,542	Against/Withheld:	2,832,660

O. Thomas Albrecht
For:	66,965,505	Against/Withheld:	4,140,697

C. Dean Carlson
For:	46,275,027	Against/Withheld:	24,831,175

Marlyn Jorgensen
For:	67,487,837	Against/Withheld:	3,618,365

Charles Macaluso
For:	68,744,680	Against/Withheld:	2,361,522

John D. March
For:	69,333,419	Against/Withheld:	1,772,783

Michael Urbut
For:	64,869,500	Against/Withheld:	6,236,702

Item 6.	EXHIBITS

The following exhibits are filed herewith:

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date: August 7, 2008	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 7, 2008	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)