Form 10-Q
period 2008-09-27
DARLING INTERNATIONAL INC
filed 2008-11-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

                     (Mark One)

              / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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

    There were 81,859,107 shares of common stock, $0.01 par value, outstanding at October 30, 2008.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2008

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	September 27, 2008 (unaudited) and December 29, 2007

	Consolidated Statements of Operations (unaudited)	4
	Three and Nine Months Ended September 27, 2008 and September 29, 2007

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended September 27, 2008 and September 29, 2007

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	34

	PART II: OTHER INFORMATION

Item 1A.	RISK FACTORS	35

Item 6.	EXHIBITS	35

	Signatures	36

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 27, 2008 and December 29, 2007
(in thousands, except shares)

	September 27, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,214	$16,335
Restricted cash	322	433
Accounts receivable, net	72,142	59,401
Inventories	29,623	22,481
Other current assets	6,796	8,417
Deferred income taxes	5,098	8,026
Total current assets	157,195	115,093
Property, plant and equipment, less accumulated depreciation of $207,865 at September 27, 2008 and $199,157 at December 29, 2007	138,993	128,685
Intangible assets, less accumulated amortization of $46,175 at September 27, 2008 and $42,481 at December 29, 2007	30,846	29,037
Goodwill	80,063	71,856
Other assets	6,177	6,667
	$413,274	$351,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$6,250
Accounts payable, principally trade	31,735	24,879
Accrued expenses	45,221	49,579
Total current liabilities	81,956	80,708
Long-term debt, net	35,000	37,500
Other non-current liabilities	19,390	27,225
Deferred income taxes	4,372	4,921
Total liabilities	140,718	150,354
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,169,076 and 81,544,466 shares issued and outstanding at September 27, 2008 and at December 29, 2007, respectively	822	815
Additional paid-in capital	156,973	152,264
Treasury stock, at cost; 309,969 and 182,366 shares at September 27, 2008 and December 29, 2007, respectively	(3,520)	(1,547)
Accumulated other comprehensive loss	(8,303)	(8,598)
Retained earnings	126,584	58,050
Total stockholders’ equity	272,556	200,984
	$413,274	$351,338

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended September 27, 2008 and September 29, 2007
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$236,227	$171,831	$659,041	$469,868
Costs and expenses:
Cost of sales and operating expenses	177,745	130,889	485,339	356,058
Selling, general and administrative expenses	15,371	14,285	44,052	41,161
Depreciation and amortization	5,799	5,647	17,436	17,186
Total costs and expenses	198,915	150,821	546,827	414,405
Operating income	37,312	21,010	112,214	55,463

Other income/(expense):
Interest expense	(714)	(1,166)	(2,334)	(4,125)
Other, net	97	(105)	397	(636)
Total other income/(expense)	(617)	(1,271)	(1,937)	(4,761)

Income from operations before income taxes	36,695	19,739	110,277	50,702
Income taxes expense	13,701	7,639	41,743	19,540

Net income	$22,994	$12,100	$68,534	$31,162

Basic income per share:	$0.28	$0.15	$0.84	$0.39
Diluted income per share:	$0.28	$0.15	$0.83	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 27, 2008 and September 29, 2007
(in thousands)
(unaudited)

	September 27, 2008	September 29, 2007

Cash flows from operating activities:
Net income	$68,534	$31,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,436	17,186
Loss (gain) on disposal of property, plant, equipment and other assets	(74)	46
Deferred taxes	2,379	2,018
Stock-based compensation expense	672	1,115
Changes in operating assets and liabilities, net of effect of acquisition:
Restricted cash	111	40
Accounts receivable	(12,741)	(12,201)
Inventories and prepaid expenses	(8,683)	(9,195)
Accounts payable and accrued expenses	4,863	11,618
Other	(5,883)	(2,355)
Net cash provided by operating activities	66,614	39,434

Cash flows from investing activities:
Capital expenditures	(21,032)	(10,208)
Acquisition	(17,440)	–
Gross proceeds from disposal of property, plant and equipment and other assets	881	131
Payments related to routes and other intangibles	–	(239)
Net cash used by investing activities	(37,591)	(10,316)

Cash flows from financing activities:
Proceeds from debt	–	40,000
Payments on debt	(3,750)	(68,254)
Deferred loan costs	–	(20)
Contract payments	(134)	(121)
Issuance of common stock	303	495
Minimum withholding taxes paid on stock awards	(871)	(1,375)
Excess tax benefits from stock-based compensation	2,308	749
Net cash used by financing activities	(2,144)	(28,526)

Net increase in cash and cash equivalents	26,879	592
Cash and cash equivalents at beginning of period	16,335	5,281
Cash and cash equivalents at end of period	$43,214	$5,873

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,657	$4,153
Income taxes, net of refunds	$38,901	$22,332

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 27, 2008
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended September 27, 2008 and September 29, 2007 have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

(2)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. Fiscal periods for the consolidated financial statements included herein are as of September 27, 2008, and include the 13 weeks and 39 weeks ended September 27, 2008, and the 13 weeks and 39 weeks ended September 29, 2007.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 27,			September 29,
		2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 22,994	81,516	$ 0.28	$ 12,100	80,983	$ 0.15

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		995			1,599
Less: Pro forma treasury shares		(326)			(606)

Diluted:
Net income	$ 22,994	82,185	$ 0.28	$ 12,100	81,976	$ 0.15

	Nine Months Ended
		September 27,			September 29,
		2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 68,534	81,313	$ 0.84	$ 31,162	80,675	$ 0.39

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		1,261			1,865
Less: Pro forma treasury shares		(405)			(690)

Diluted:
Net income	$ 68,534	82,169	$ 0.83	$ 31,162	81,850	$ 0.38

For the three months ended September 27, 2008 and September 29, 2007, respectively, 20,000 and 8,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended September 27, 2008 and September 29, 2007, respectively, 119,903 and 92,923 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the three months ended September 27, 2008 and September 29, 2007, respectively, zero and 11,852 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 27, 2008 and September 29, 2007, respectively, 15,678 and 8,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For the nine months ended September 27, 2008 and September 29, 2007, respectively, 103,374 and 123,604 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For the nine months ended September 27, 2008 and September 29, 2007, respectively, zero and 75,134 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisition

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling’s used cooking oil collection business (the “API Transaction”).  API Recycling is a division of American Proteins, Inc. The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and American Proteins, Inc. The assets acquired in the API Transaction will increase the Company’s capabilities to grow revenues and continue the Company’s strategy of broadening its restaurant services segment.

Effective August 25, 2008, the Company began including the operations of the API Transaction into the Company’s consolidated financial statements.  Pro forma results of operations have not been presented because the effect of the acquisition is not material.  The Company paid approximately $17.4 million, which consists of property, plant and equipment of $3.4 million, intangible assets of $5.5 million, goodwill of $8.2 million and other of $0.3 million on the closing date.  This amount will be adjusted downward if certain raw material volumes are not achieved during the 91 days following the closing date.  In addition, the Company could be required to pay additional consideration, which the Company does not expect to be material, if certain average market prices are achieved over the next three anniversaries of the closing of the API Transaction.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At September 27, 2008 and December 29, 2007, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $17.7 million and $17.1 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension and miscellaneous other assets.  The assets from the API Transaction are reflected in the Restaurant Services segment.

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service establishments and meat and poultry processors, and converting these into useable oils and proteins principally utilized by the agricultural, leather and oleo-chemical industries and in the production of bio-diesel.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into products used as high-energy animal feed ingredients, industrial oils and in the production of bio-diesel.  Restaurant Services also provides grease trap servicing.  The National Service Center (“NSC”) is included in Restaurant Services.  The NSC contracts for and schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

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

Business Segment Net Sales (in thousands):
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Rendering:
Trade	$ 168,233	$ 122,229	$ 472,883	$ 335,829
Intersegment	14,939	12,728	45,471	31,106
	183,172	134,957	518,354	366,935
Restaurant Services:
Trade	67,994	49,602	186,158	134,039
Intersegment	3,696	1,351	7,822	3,631
	71,690	50,953	193,980	137,670
Eliminations	(18,635)	(14,079)	(53,293)	(34,737)
Total	$ 236,227	$ 171,831	$ 659,041	$ 469,868

Business Segment Profit (in thousands):
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Rendering	$ 35,667	$ 21,072	$ 106,181	$ 56,435
Restaurant Services	10,678	9,395	34,217	26,810
Corporate	(22,637)	(17,201)	(69,530)	(47,958)
Interest expense	(714)	(1,166)	(2,334)	(4,125)
Income from continuing operations	$ 22,994	$ 12,100	$ 68,534	$ 31,162

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

Business Segment Assets (in thousands):
	September 27, 2008	December 29, 2007
Rendering	$ 178,477	$ 162,091
Restaurant Services	55,114	40,518
Combined Rendering/Restaurant Services	114,249	106,958
Corporate	65,434	41,771
Total	$ 413,274	$ 351,338

(6)	Income Taxes

The Company has provided income taxes for the three-month and nine-month period ended September 27, 2008 and September 29, 2007, based on its estimate of the effective tax rate for the entire 2008 and 2007 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but is generally from three to five years.  Currently, several state examinations are in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(7)	Financing

The Company entered into a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of September 27, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At September 27, 2008 under the Credit Agreement, the interest rate for $40.0 million of the term loan that remained outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 3.8125% per annum.  At September 27, 2008 there were no outstanding borrowings under the Company’s revolving facility.

On October 8, 2008, the Company entered into an amendment (the “Amendment”) with its lenders under its Credit Agreement.  The Amendment increases the Company’s flexibility to make investments in third parties.  Pursuant to the Amendment, the Company can make investments in third parties provided that (i) no default under the Credit Agreement exists or would result at the time such investment is committed to be made, (ii) certain specified defaults do not exist or would result at the time such investment is actually made, and (iii) after giving pro forma effect to such investment, the leverage ratio (as determined in accordance with the terms of the Credit Agreement) is less than 2.00 to 1.00 for the most recent four fiscal quarter period then ended.  In addition, the Amendment increases the amount of intercompany investments permitted among the Company and any of its subsidiaries that are not parties to the Credit Agreement from $2.0 million to $10.0 million.

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

The Credit Agreement consisted of the following elements at September 27, 2008 and December 29, 2007, respectively (in thousands):

	September 27, 2008	December 29, 2007
Term Loan	$40,000	$43,750
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	16,424	18,881
Availability	$108,576	$106,119

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of September 27, 2008, the Company was in compliance with all the covenants contained in the Credit Agreement.  At September 27, 2008, the Company had unrestricted cash of $43.2 million, compared to unrestricted cash of $16.3 million at December 29, 2007 and $5.9 million at September 29, 2007.

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

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At September 27, 2008, the fair value of these interest swap agreements was $1.7 million and is included in non-current other liabilities on the balance sheet, with the offset recorded to accumulated other comprehensive loss.

A summary of the derivative adjustments recorded to accumulated other comprehensive loss, the net change arising from hedging transactions, and the amounts recognized in earnings during the three and nine months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Derivative adjustment included in accumulated other comprehensive loss at beginning of period	$1,051	$66	$1,143	$408
Net change arising from current period hedging transactions	281	547	536	219
Reclassifications into earnings	(267)	(7)	(614)	(21)
Accumulated other comprehensive loss (a)	$1,065	$606	$1,065	$606

(a)
Reported as other comprehensive loss of approximately $1.7 million and $1.0 million recorded net of taxes of approximately $0.6 million and $0.4 million for the three and nine months ended September 27, 2008 and September 29, 2007, respectively.

At September 27, 2008, the Company has forward purchase agreements in place for purchases of approximately $14.8 million of natural gas. These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not derivatives because they qualify as normal purchases, as defined in SFAS 133.

(9)	Comprehensive Income

For the three months ended September 27, 2008 and September 29, 2007, total comprehensive income was $23.1 million and $11.8 million, respectively.  For the nine months ended September 27, 2008, and September 29, 2007, total comprehensive income was $68.8 million and $31.5 million, respectively.

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

Net pension cost for the three and nine months ended September 27, 2008 and September 29, 2007 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$ 266	$ 582	$ 800	$ 1,746
Interest cost	1,361	1,252	4,081	3,758
Expected return on plan assets	(1,650)	(1,409)	(4,951)	(4,227)
Amortization of prior service cost	30	30	92	88
Amortization of net loss	87	288	261	864
Net pension cost	$ 94	$ 743	$ 283	$ 2,229

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Based on actuarial estimates at September 27, 2007, the Company expects to make contributions of approximately $0.2 million to meet funding requirements for its pension plans during the next twelve months. Additionally, the Company has made tax deductible discretionary contributions to its pension plans for the nine months ended September 27, 2008 of approximately $6.5 million.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability. Therefore, at September 27, 2008 the Company has no recorded liability related to this termination.

(12)	Fair Value Measurement

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 27, 2008 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at September 27, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$ (1,739)	$ —	$ (1,739)	$ —
Total	$ (1,739)	$ —	$ (1,739)	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts, which represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

(13)	New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. generally accepted accounting principle financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This staff position became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company has adopted this staff position for the consolidated financial statements contained within this Form 10-Q.  The adoption of this staff position did not have an impact to the consolidated financial statements of the Company.

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

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.  The Company processes raw materials at 40 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

Earnings for the third quarter of fiscal 2008 continued to reflect the strong commodity prices the Company has enjoyed throughout the nine months of fiscal 2008.  Finished product prices remained historically strong during the third quarter of fiscal 2008, but began declining in the latter part of the third quarter.  Raw material volumes declined slightly as financial turmoil and negative business conditions forced the closure of several raw material suppliers which more than offset seasonal dead stock volume gains.  For the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007, the Company’s volume declined slightly.  Operating costs increased significantly as energy prices during third quarter of fiscal 2008 peaked for both natural gas and diesel fuel.  Overall, the Company’s balance sheet remains strong and the Company was able to complete the acquisition of a multi-location grease recycling business in Georgia.

Operating income increased by $16.3 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2008 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Third Quarter of 2008

•
Higher finished product prices during the third quarter of fiscal 2008 were indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption in China and India and back-to-back droughts in various grain and oilseed producing regions of the world.  Higher finished product prices for BFT and YG were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of September 27, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

Summary of Critical Issues and Known Trends Faced by the Company in 2008 and Thereafter

BSE and Other Food Safety Issues

•
On April 25, 2008, the Food and Drug Administration (“FDA”) published “Substances Prohibited From Use in Animal Food or Feed,” a Final Rule (the “Final BSE Rule”), which becomes effective on April 27, 2009 and finalizes changes to 21 CFR 589.2000.  Promulgated August 1997 to mitigate the potential risk of spreading bovine spongiform encephalopathy (“BSE”) in the U.S., 21 CFR 589.2000 prohibits the use of mammalian proteins, with some exceptions, in feed for cattle, sheep and other ruminant animals.  The Final BSE Rule amends 21 CFR 589.2000 by prohibiting the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE; (2) brain and spinal cord from cattle aged 30 months and older; and (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not “effectively” removed; and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals, if such tallow contains more than 0.15% insoluble impurities.  Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule.  In connection with its release of the Final BSE Rule, the FDA has stated that it will issue further guidance on the implementation of certain aspects of the Final BSE Rule.  Affirmation that such guidance is forthcoming was provided by the FDA on July 15, 2008, when it released “Feed Ban Enhancement Implementation: Questions and Answers” to address initial questions about the Final BSE Rule submitted to the FDA by industry; however, such guidance had not been issued as of October 30, 2008.  The Company will be unable to fully determine the potential impact of the Final BSE Rule on the Company’s operations until the guidance has been issued. However, the Company has followed this rulemaking process throughout its history in order to assess and minimize the impact of its implementation on the Company.  Based on the foregoing, while the Company believes that there are interpretive and enforcement issues with respect to the Final BSE Rule that require clarification and guidance from the FDA and that certain capital expenditures will be required for compliance, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of October 24, 2008, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years, with the most recent incidence confirmed in an Arkansas poultry flock in June 2008.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

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

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  As of October 30, 2008, Congress has not granted such new authorities to the FDA.

Other Critical Issues and Challenges:

•
Finished product prices for commodities have declined significantly subsequent to the third quarter of fiscal 2008.  No assurance can be given that this significant decline in commodity prices for BFT, YG and MBM will not continue in the future.  These declines, coupled with the current decline of the general performance of the U.S. economy and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, could have a significant impact on the Company’s earnings in the fourth quarter of fiscal 2008 and into future periods.

•
Energy prices for natural gas and diesel fuel have declined significantly subsequent to the third quarter of fiscal 2008.  No assurance can be given that prices for natural gas and diesel fuel will continue to decline or remain low in the future.  The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices remained relatively high in the third quarter of 2008; however, energy prices have declined in the fourth quarter of fiscal 2008.  Volatile energy markets will represent an ongoing challenge to the Company’s operating results for future periods.

•
The meat production industry has faced higher feed costs in the third quarter of fiscal 2008. These higher costs, coupled with the general performance of the U.S. economy and declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, could have a negative impact on the Company’s raw material volume.  Raw material volume will be a challenge in future periods due to volatility of commodity prices.

•
During the third quarter of 2008, the Company incurred bad debts that were beyond its historical trends due to delinquent accounts receivable and the lack of liquidity in the financial markets.  Volatile financial markets will represent an ongoing challenge to the Company and no assurance can be given that bad debt expense will not increase in the future.

Results of Operations

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Summary of Key Factors Impacting Third Quarter 2008 Results:

Principal factors that contributed to a $16.3 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices.

These increases were partially offset by:
•	Higher raw material costs,
•	Higher energy costs, primarily related to natural gas and diesel fuel, and
•	Higher bad debt expense.

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

Prices for finished product commodities produced by the Company are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2008 compared to average Jacobsen prices for the third quarter of fiscal 2007 follow:

	Avg. Price 3rd Quarter 2008	Avg. Price 3rd Quarter 2007	Increase	% Increase
MBM (Illinois)	$388.36 /ton	$242.27 /ton	$146.09 /ton	60.3%
BFT (Chicago)	$ 41.35 /cwt	$ 30.08 /cwt	$ 11.27 /cwt	37.5%
YG (Illinois)	$ 34.64 /cwt	$ 21.25 /cwt	$ 13.39 /cwt	63.0%

The increases in average price of the finished products the Company sells had a favorable impact on revenue that was partially offset by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

The current economic environment has caused the Company’s finished product commodity prices to decline significantly subsequent to the third quarter of fiscal 2008 as commodity prices remained volatile.  The following table shows the average Jacobsen index for the month of October 2008 for MBM, BFT and YG as compared to October 2007.

	Avg. Price Month of October 2008	Avg. Price Month of October 2007	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$278.70/ton	$257.07 /ton	$21.63/ton	8.4%
BFT (Chicago)	$ 24.50/cwt	$ 31.29 /cwt	($ 6.79/cwt)	(21.7%)
YG (Illinois)	$ 19.84/cwt	$ 23.76 /cwt	($ 3.92/cwt)	(16.5%)

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

During the third quarter of fiscal 2008, net sales increased by $64.4 million (37.5%) to $236.2 million as compared to $171.8 million during the third quarter of fiscal 2007. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 58.6	$ 19.0	$ —	$ 77.6
Other sales decreases	(0.2)	(0.4)	—	(0.6)
Decrease in yield	(2.0)	(1.1)	—	(3.1)
Purchase of finished product for resale	(3.6)	(0.1)	—	(3.7)
Decrease in raw material volume	(4.6)	(1.2)	—	(5.8)
Product transfers	(2.2)	2.2	—	—
	$ 46.0	$ 18.4	$ —	$ 64.4

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

During the third quarter of fiscal 2008, cost of sales and operating expenses increased $46.8 million (35.8%) to $177.7 million as compared to $130.9 million during the third quarter of fiscal 2007. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 31.2	$ 11.5	$ —	$ 42.7
Higher energy costs, primarily natural gas and diesel fuel	5.3	1.1	0.5	6.9
Other expenses	0.9	1.9	(0.6)	2.2
Decreased raw material volume	(1.4)	(0.3)	—	(1.7)
Purchases of finished product for resale	(3.3)	—	—	(3.3)
Product transfers	(2.2)	2.2	—	—
	$ 30.5	$ 16.4	$ (0.1)	$ 46.8

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.4 million during the third quarter of fiscal 2008, a $1.1 million increase (7.7%) from $14.3 million during the third quarter of fiscal 2007.  The Company increased its provision for bad debt based on general credit conditions and delinquent accounts receivable.  The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Bad debt expense	$ 0.6	$ 0.4	$ —	$ 1.0
Other expense	0.3	0.3	(0.5)	0.1
	$ 0.9	$ 0.7	$ (0.5)	$ 1.1

Depreciation and Amortization.  Depreciation and amortization charges were $5.8 million during the third quarter of fiscal 2008, an increase of $0.2 million from $5.6 million during the third quarter of fiscal 2007.  The increase in depreciation and amortization is primarily due to an overall increase in capital expenditures.

Interest Expense.  Interest expense was $0.7 million during the third quarter of fiscal 2008 compared to $1.2 million during the third quarter of fiscal 2007, a decrease of $0.5 million, primarily due to a decrease in outstanding balance related to the Company’s debt.

Other Income/Expense.  Other income was $0.1 million in the third quarter of fiscal 2008, an increase of $0.2 million as compared to other expense of $0.1 million in the third quarter of fiscal 2007. The decrease in other expense in the third quarter of fiscal 2008 is primarily due to increased interest income as a result of more cash included in interest bearing accounts.

Income Taxes.  The Company recorded income tax expense of $13.7 million for the third quarter of fiscal 2008, compared to $7.6 million recorded in the third quarter of fiscal 2007, an increase of $6.1 million, primarily due to increased pre-tax earnings of the Company in fiscal 2008. The effective tax rate for the third quarter of fiscal 2008 is 37.3% compared to 38.7% for the third quarter of fiscal 2007.  The difference from the statutory rate of 35% in the third quarter of fiscal 2008 and the third quarter of fiscal 2007 is primarily due to state taxes.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Summary of Key Factors Impacting the First Nine Months of Fiscal 2008 Results:

Principal factors that contributed to a $56.7 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices.

These increases were partially offset by:

•	Higher raw material costs,
•	Higher energy costs, primarily related to natural gas and diesel fuel,
•	Higher payroll and related benefits, and
•	Higher bad debt expense.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2008 compared to average Jacobsen prices for the first nine months of fiscal 2007 follow:

	Avg. Price Nine Months 2008	Avg. Price Nine Months 2007	Increase	% Increase
MBM (Illinois)	$357.04 /ton	$221.09 /ton	$135.95 /ton	61.5%
BFT (Chicago)	$ 39.75 /cwt	$ 26.96 /cwt	$ 12.79 /cwt	47.4%
YG (Illinois)	$ 32.08 /cwt	$ 21.01 /cwt	$ 11.07 /cwt	52.7%

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

During the first nine months of fiscal 2008, net sales increased by $189.1 million (40.2%) to $659.0 million as compared to $469.9 million during the first nine months of fiscal 2007.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 163.2	$ 44.0	$ —	$ 207.2
Other sales decreases	(1.4)	(2.0)	—	(3.4)
Decreased raw material volume	(0.5)	(3.3)	—	(3.8)
Decrease in yield	(3.1)	(1.8)	—	(4.9)
Purchase of finished product for resale	(7.0)	1.0	—	(6.0)
Product transfers	(14.4)	14.4	—	—
	$ 136.8	$ 52.3	$ —	$ 189.1

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

During the first nine months of fiscal 2008, cost of sales and operating expenses increased $129.2 million (36.3%) to $485.3 million as compared to $356.1 million during the first nine months of fiscal 2007.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 89.8	$ 22.9	$ —	$ 112.7
Higher energy costs, primarily natural gas and diesel fuel	11.6	3.2	—	14.8
Payroll and related benefits	2.2	0.8	—	3.0
Other expenses	1.4	1.0	(0.3)	2.1
Sale of judgment	1.2	—	—	1.2
Purchases of finished product for resale	(5.9)	1.3	—	(4.6)
Product transfers	(14.4)	14.4	—	—
	$ 85.9	$ 43.6	$ (0.3)	$ 129.2

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $44.1 million during the first nine months of fiscal 2008, a $2.9 million increase (7.0%) from $41.2 million during the first nine months of fiscal 2007.  The Company increased its provision for bad debt based on general credit conditions and delinquent accounts receivable.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Bad debt expense	$ 0.7	$ 0.5	$ 0.1	$ 1.3
Payroll and related benefits	0.4	0.1	0.6	1.1
Other expense increases	0.2	0.5	0.4	1.1
Sale of judgment	—	—	1.0	1.0
Lower legal expense	—	—	(1.6)	(1.6)
	$ 1.3	$ 1.1	$ 0.5	$ 2.9

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million (1.2%) to $17.4 million during the first nine months of fiscal 2008 as compared to $17.2 million during the first nine months of fiscal 2007.  The increase in depreciation and amortization is primarily due to an overall increase in capital expenditures.

Interest Expense.  Interest expense was $2.3 million during the first nine months of fiscal 2008 compared to $4.1 million during the first nine months of fiscal 2007, a decrease of $1.8 million, primarily due to a decrease in outstanding balance related to the Company’s debt.

Other Income/Expense. Other income was $0.4 million in the first nine months of fiscal 2008, a $1.0 million increase in other income as compared to other expense of $0.6 million in the first nine months of fiscal 2007.  The decrease in other expense is primarily due to more cash included in interest bearing accounts and decreases in other non-operating expenses.

Income Taxes. The Company recorded income tax expense of $41.7 million for the first nine months of fiscal 2008, compared to income tax expense of $19.5 million recorded in the first nine months of fiscal 2007, an increase of $22.2 million, primarily due to an increase in pre-tax earnings of the Company in fiscal 2008.  The effective tax rate for fiscal 2008 is 37.9% compared to 38.5% for fiscal 2007.  The difference from the statutory rate of 35% in fiscal 2008 and fiscal 2007 is primarily due to state taxes.

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

•
As of September 27, 2008, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $10.0 million, for an aggregate of $40.0 million principal outstanding under the term loan facility at September 27, 2008.

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

•
On October 8, 2008, the Company entered into an amendment (the “Amendment”) with its lenders under its Credit Agreement.  The Amendment increases the Company’s flexibility to make investments in third parties.  Pursuant to the Amendment, the Company can make investments in third parties provided that (i) no default under the Credit Agreement exists or would result at the time such investment is committed to be made, (ii) certain specified defaults do not exist or would result at the time such investment is actually made, and (iii) after giving pro forma effect to such investment, the leverage ratio (as determined in accordance with the terms of the Credit Agreement) is less than 2.00 to 1.00 for the most recent four fiscal quarter period then ended.  In addition, the Amendment increases the amount of intercompany investments permitted among the Company and any of its subsidiaries that are not parties to the Credit Agreement from $2.0 million to $10.0 million.

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

The Credit Agreement consisted of the following elements at September 27, 2008 (in thousands):

Credit Agreement:
Term Loan	$ 40,000
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	16,424
Availability	$ 108,576

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of September 27, 2008, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying September 27, 2008 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On September 27, 2008, the Company had working capital of $75.2 million and its working capital ratio was 1.92 to 1 compared to working capital of $34.4 million and a working capital ratio of 1.43 to 1 on December 29, 2007.  The increase in working capital is primarily due to the increase in cash and commodity prices.  At September 27, 2008, the Company had unrestricted cash of $43.2 million and funds available under the revolving credit facility of $108.6 million, compared to unrestricted cash of $16.3 million and funds available under the revolving credit facility of $106.1 million at December 29, 2007. The Company diversifies its cash investments by limiting the amounts located at any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $66.6 million and $39.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively, an increase of $27.2 million, primarily due to an increase in net income of approximately $37.3 million and changes in operating assets and liabilities, which includes a reduction in accounts payable and accrued expenses of $6.7 million.  Cash used by investing activities was $37.6 million for the nine months ended September 27, 2008 compared to $10.3 million for the nine months ended September 29, 2007, an increase of $27.3 million, due primarily to $17.4 million in cash used for the acquisition of assets of API Recycling in the third quarter of fiscal 2008 and increased capital expenditures related to the modernization project at the Turlock, California plant in fiscal 2008.  Net cash used by financing activities was $2.1 million for the nine months ended September 27, 2008, compared to net cash used by financing activities of $28.5 million for the nine months ended September 29, 2007, a decrease of cash used of $26.4 million, principally due to repayment of borrowings on the Company’s Credit Agreement in the nine months ended September 29, 2007.

The Company made capital expenditures of $21.0 million during the first nine months of fiscal 2008, compared to capital expenditures of $10.2 million in the first nine months of fiscal 2008 for a net increase of $10.8 million, due to a major modernization project at the Turlock, California plant that was identified over normal maintenance and compliance capital expenditures and an overall increase in capital expenditures. Capital expenditures related to compliance with environmental regulations were $0.7 million and $1.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at September 27, 2008, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2008, the Company has accrued approximately $5.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at September 27, 2008. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make approximately $0.2 million in payments in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future. Additionally, the Company has made tax deductible discretionary contributions to its pension plans for the nine months ended September 27, 2008 of approximately $6.5 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets could have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that four of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information. One of the under-funded multi-employer plans in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability. Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the PPA.  While we have no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of September 27, 2008, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2008, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2008 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2008 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials, reduced sales, potential inventory buildup and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a further disruption in international sales, a further decline in commodities prices, further increases in energy prices resulting from increased world demand, and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a further slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $20.5 million of finished products and natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 27, 2008. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2008, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.3 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 27, 2008.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.”  SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. generally accepted accounting principle financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This staff position became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company has adopted this staff position for the consolidated financial statements contained within this Form 10-Q.  The adoption of this staff position did not have an impact to the consolidated financial statements of the Company.

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

In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2007, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets, which are volatile and are beyond the Company’s control; energy prices;  the implementation of the Final BSE Rule;  BSE and its impact on finished product prices, export markets and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine) to food additives;  and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA.  Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense.  The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  The interest rate swaps are subject to the requirements of SFAS 133.  The Company’s natural gas instruments are not subject to the requirements of SFAS 133, because the natural gas instruments qualify as normal purchases, as defined.  The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At September 27, 2008, the fair value of these interest swap agreements was $1.7 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of September 27, 2008, the Company had forward purchase agreements in place for purchases of approximately $14.8 million of natural gas.  As of September 27, 2008, the Company had forward purchase agreements in place for purchases of approximately $5.7 million of finished product.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2008

PART II: Other Information

Item 1A.    RISK FACTORS

The following is an update to the risk factors reported in Item 1A of Part I of the Company’s Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on February 27, 2008 (the “Company 10-K”).  The risk factors included in the Company 10-K remain important and should be reviewed by the reader before making any investment decision.  If any of the events described in the risk factors in Item 1A of the Company 10-K or discussed below actually occurs, the Company’s business, financial condition, prospects or results of operations could be materially and adversely affected.  If any of these events occurs, the trading price of the Company’s securities could decline and you may lose all or part of your investment.  The Company cautions readers that the Company undertakes no obligation to update the risk factors, whether as a result of changes in circumstances, new events or otherwise.

The Company is and may continue to be adversely affected by the ongoing world financial crisis.

The unprecedented turmoil existing in world financial, credit, commodities and stock markets may have a significant negative effect on the Company's business.  The Company’s forward view into the possible effects of this turmoil is limited.  Among other things, the Company may be adversely impacted because its domestic and international customers and suppliers may not be able to access sufficient capital to continue to operate their businesses, or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both the Company's suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of the Company's suppliers or customers could lead to a dislocation in either raw material availability or customer demand.  Tightened credit supply could negatively affect the Company's customers’ ability to pay for the Company’s products on a timely basis or at all, and could result in a requirement for additional bad debt reserves.  Although many of the Company's customer contracts are formula-based, continued volatility in the commodities markets could negatively impact the Company's revenues and overall profits.  If the existing financial and credit crisis negatively impacts a lender in the Company's credit facility, the ability of that lender to fund its portion of the commitment could be impaired.  The inability of a lender to fund its committed portion of the facility does not excuse other lenders from funding their portions of the commitment.

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

DARLING INTERNATIONAL INC.

Date: November 6, 2008	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: November 6, 2008	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)