Form 10-K
period 2009-01-03
DARLING INTERNATIONAL INC
filed 2009-03-04
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

         (Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number
0-24620

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
251 O'Connor Ridge Blvd., Suite 300
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

  Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    X        No ____

  Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes              No    X

  Indicate by check mark whether the Registrant:   (1) has filed all reports required to be filed by Section 13 or  15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was was required to file such reports), and   (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No ____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ____     No     X

As of the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $1,345,157,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were  81,767,982 shares of common stock, $0.01 par value, outstanding at February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement in connection with the Registrant’s 2009 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

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

    Darling is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  Darling collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  In fiscal 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC, an Iowa limited liability company (“NBP”).  Darling and its subsidiaries, including Darling National, are collectively referred to herein as the “Company”.  The Company processes raw materials at 43 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing.  The Company’s business and operations in fiscal 2008 and 2007 include a full year of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contribution from these assets in fiscal 2006.

    Commencing in 1998, as part of an overall strategy to better commit financial resources, the Company’s operations were organized into two segments.  These are:  1) Rendering, the core business of turning inedible food by-products from meat and poultry processors into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on growing the grease collection business and grease collection equipment sales while expanding the line of services, which includes grease trap servicing, and the National Service Center (“NSC”), offered to food service establishments and food processors.  The NSC schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.  For the financial results of the Company’s business segments, see Note 18 of Notes to Consolidated Financial Statements.

    The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

Fiscal 2008	Fiscal 2007	Fiscal 2006
Continuing operations:
Rendering	$ 585,108	72.5%	$ 464,468	72.0%	$ 279,011	68.6%
Restaurant Services	222,384	27.5	180,845	28.0	127,979	31.4
Total	$ 807,492	100.0%	$ 645,313	100.0%	$ 406,990	100.0%

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

PURCHASE AND COLLECTION OF RAW MATERIALS

    The Company operates a fleet of approximately 960 trucks and tractor-trailers to collect raw materials from approximately 116,000 food service establishments, butcher shops, grocery stores and independent meat and poultry processors.  The raw materials collected are manufactured into the finished products sold by the Company.  The Company replaces or upgrades its vehicle fleet as needed to maintain efficient operations.

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

    During the 2008 fiscal year, the Company’s largest single supplier accounted for approximately 5% of the total raw material processed by the Company, and the 10 largest raw materials suppliers accounted for approximately 27% of the total raw material processed by the Company.  For a discussion of the Company’s competition for raw materials, see “Competition.”  Many of the Company’s suppliers supply raw material under long-term supplier agreements.  While the Company does not anticipate problems in the availability or supply of raw material in the future, a significant decrease in raw material volume could materially and adversely affect the Company’s business and results of operations.

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

    The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the Pacific Rim, North Africa, Mexico and South America.  Total export sales were $132.2 million, $171.6 million and $112.7 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.  The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets.  The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies.  The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.  See Note 18 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by domestic and foreign customers.

    Following diagnosis of the first U.S. case of bovine spongiform encephalopathy (“BSE”) on December 23, 2003,  many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.  As of February 23, 2009, most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE had been reopened to U.S beef, although some countries only accept boneless beef or beef from cattle less than 30 months of age.  Japan is more restrictive and only permits imports of U.S. beef from cattle that are age verified to be 20 months of age or younger at slaughter.  Export markets for MBM containing beef material produced in the U.S. have remained closed with the exception of the Indonesia market.

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

    In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities.  Tallows and greases are, in certain instances, substitutes for soybean oil and palm stearine, while MBM is a substitute for soybean meal.  Consequently, the prices of BFT, YG and MBM correlate with these substitute commodities.  The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

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

INTELLECTUAL PROPERTY

    The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers its intellectual property to be of material value.  The Company has registered or applied for registration of certain of its intellectual property, including the tricolor triangle used in the Company’s signage and logos and the names "Darling," "Darling Restaurant Services" and "CleanStar."  The Company’s policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

    As of January 3, 2009, the Company employed approximately 1,870 persons full-time.  Approximately 45.9% of the total number of employees are covered by collective bargaining agreements; however, the Company has no national or multi-plant union contracts.  Management believes that the Company’s relations with its employees and their representatives are good.  There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

Interim regulations published by the FDA in 2004 and amended in 2006 prohibit:  1) certain animal by-products known as specified risk materials (“SRM”) from human food and 2) SRM and materials from non-ambulatory or dead cattle from cosmetics.  Edible BFT that is either derived from SRM-free raw materials or contains less than 0.15% insoluble impurities are permitted in human food supplements and cosmetics.  Derivatives of BFT (glycerin and fatty acids) are exempt from these regulations.

See Item 1A “Risk Factors – The Company’s business may be affected by the impact of BSE and other food safety issues,” for more information regarding certain FDA rules that affect the Company’s business, including changes to the BSE Feed Rule.

•	The United States Department of Agriculture (“USDA”), which regulates collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of the Company’s activities:

–	Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials; establishes and enforces import requirements for live animals and animal products, and

–	Food Safety Inspection Service (“FSIS”) regulates sanitation and food safety programs.

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

On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle over 30 months of age and born after March 1, 1999 and bovine products derived from such cattle to be imported into the U.S. for any use. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of SRM from Canadian born cattle slaughtered in Canada are not permitted.

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

    The Company’s website is http://www.darlingii.com and the address for the Company’s investor relations web site is http://www.darlingii.com/investors.aspx.

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

    The Company’s finished products are commodities, the prices of which are quoted on established commodity markets.  Accordingly, the Company’s results of operations will be affected by fluctuations in the prevailing market prices of these finished products.  A significant decrease in the market price of the Company’s products would have a material adverse effect on the Company’s results of operations and cash flow.  In addition, the Company’s principal products are not future exchange trading commodities.

The most competitive aspect of the Company’s business is the procurement of raw materials.

    The Company’s management believes that the most competitive aspect of the Company’s business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” processors.  Simultaneously, the number of small meat packers, which have historically been a dependable source of supply for non-captive processors, such as the Company, has decreased significantly.  Although the total amount of slaughtering may be flat or only moderately increasing, the availability, quantity and quality of raw materials available to the independent processors from these sources have all decreased.  In addition, the Company has seen an increase in the use of restaurant grease in the production of bio-diesel.  Furthermore, the general performance of the U.S. economy, declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, could have a negative impact on the Company’s raw material volume, such as through the forced closure of raw material suppliers.  A significant decrease in available raw materials or a closure of a raw material supplier could materially and adversely affect the Company’s business and results of operations including the carrying value of the Company's assets.

    The rendering and restaurant services industry is highly fragmented and very competitive.  The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal.  In addition, restaurants experience theft of used cooking oil.  Depending on market conditions, the Company charges a collection fee to offset a portion of the cost incurred in collecting raw material.  To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company’s collection fees being deemed too expensive or otherwise, the Company’s raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company’s business and results of operations.

Certain of the Company’s 43 operating facilities are highly dependent upon a few suppliers.

    Certain of the Company’s rendering facilities are highly dependent on one or a few suppliers.  Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty or otherwise cease using the Company’s collection services, these operating facilities may be materially and adversely affected, which could materially and adversely affect the Company’s business, earnings, balance sheet and/or cash flows.

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

    The Company’s operations are highly dependent on the use of natural gas and diesel fuel.  Energy prices for natural gas and diesel fuel are expected to remain volatile throughout 2009.  The Company consumes significant volumes of natural gas to operate boilers in its plants to generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, prices are expected to remain volatile in fiscal 2009 and represent an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.  See Item 7, “Management’s Discussion and Analysis,” for a recent history of natural gas pricing.

The Company is and may continue to be adversely affected by the ongoing world financial crisis.

    The unprecedented turmoil existing in world financial, credit, commodities and stock markets may have a significant negative effect on the Company’s business.  The Company’s forward view into the possible effects of this turmoil is limited.  Among other things, the Company may be adversely impacted because its domestic and international customers and suppliers may not be able to access sufficient capital to continue to operate their businesses, or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both the Company’s suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of the Company’s suppliers or customers could lead to a dislocation in either raw material availability or customer demand.  Tightened credit supply could negatively affect the Company’s customers’ ability to pay for the Company’s products on a timely basis or at all, and could result in a requirement for additional bad debt reserves.  Although many of the Company’s customer contracts are formula-based, continued volatility in the commodities markets could negatively impact the Company’s revenues and overall profits.  Counter party risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished product due to market price declines.  If the existing financial and credit crisis negatively impacts a lender in the Company’s credit facility, the ability of that lender to fund its portion of the commitment could be impaired.  The inability of a lender to fund its committed portion of the facility does not excuse other lenders from funding their portions of the commitment.

Multi-employer defined benefit pension plans to which the Company contributes may be under-funded.

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

    The following are recent developments and recent regulatory history with respect to BSE in the U.S.:

•
On April 25, 2008, the FDA published “Substances Prohibited From Use in Animal Food or Feed,” (the “Final BSE Rule”), which becomes effective as a final rule on April 27, 2009.  The Final BSE Rule amended 21 CFR 589.2000 and added 21 CFR 589.2001 to prohibit the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE; (2) brain and spinal cord from cattle aged 30 months and older; (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not “effectively” removed; and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals, if such tallow contains more than 0.15% insoluble impurities.  Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule. On July 15, 2008, the FDA released “Feed Ban Enhancement Implementation: Questions and Answers” to address initial questions about the Final BSE Rule submitted to the FDA by industry.  On November 26, 2008 the FDA issued Draft Guidance for Industry: Small Entities Compliance Guide for Renderers – Substances Prohibited from use in Animal Food or Feed as a draft guidance on the implementation of the Final BSE Rule.  The final guidance is anticipated to be released after the FDA has completed its review of public comments submitted during the open public comment period, which closed on January 26, 2009.  The Company has made capital expenditures and implemented new processes and procedures in order that its operations will be compliant with the Final BSE Rule once it becomes effective. Based on the foregoing, while the Company believes that certain interpretive and enforcement issues remain unresolved with respect to the Final BSE Rule that require clarification and guidance from the FDA and that certain additional capital expenditures will be required for compliance, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

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

    The following are recent developments with respect to human food, pet food and animal feed safety:

•
On May 13, 2008, the FDA held a public meeting to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (“the Act”) and to receive public comments on such intended actions. The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry by September 20, 2008.  On May 27, 2008, however, the FDA announced that the Reportable Food Registry would not be operational until the spring of 2009. The impact of the Act on the Company, if any, will not be clear until the FDA establishes a Reportable Food Registry, completes the rulemaking process and publishes written guidance or new regulations.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  As of February 23, 2009, Congress has not granted such new authorities to the FDA.

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

    Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of February 23, 2009, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years, with the most recent U.S. incidence confirmed in an Arkansas poultry flock in June 2008.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

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

`    Darling’s facilities are subject to various federal, state and local environmental and other permitting requirements, depending on their locations.  Periodically, these permits may be reviewed and subject to amendment or withdrawal.  Applications for an extension or renewal of various permits may be subject to challenge by community and environmental activists and others.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown involving one of the Company’s facilities, in a majority of the Company’s markets the Company would utilize a nearby operating facility to continue to serve its customers in the affected market.  In certain markets, however, the Company does not have alternate operating facilities.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown in these markets, the Company may experience an interruption in its ability to service its customers and to procure raw materials.  This may materially and adversely affect the Company’s business and results of operations in those markets.  In addition, after an operating facility affected by a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company’s services.

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

    The Company’s certificate of incorporation, as amended, does not limit the issuance of additional common stock or the issuance of preferred stock.  As of February 23, 2009, the Company has available for issuance 17,830,924 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock that may be issued in series.

The Company could incur a material weakness in its internal control over financial reporting that requires remediation.

    The Company’s disclosure controls and procedures were deemed to be effective in fiscal 2008.  However, any future failures by the Company to maintain the effectiveness of its disclosure controls and procedures, including its internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of the Company’s public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to timely meet its regulatory reporting obligations.  Consequences of a material weakness such as those listed in the foregoing sentence could have a negative effect on the trading price of the Company’s stock.

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

    As of January 3, 2009, the Company’s 43 operating facilities consist of 25 full service rendering plants, seven yellow grease/trap plants, four blending plants, three trap plants, one edible meat plant, one technical tallow plant, one hide plant and one pet food plant. Except for five leased facilities, all of these facilities are owned by the Company.  In addition, the Company owns or leases 36 transfer stations in the U.S., some of which also process yellow grease and trap.  These transfer stations serve as collection points for routing raw material to the processing plants set forth below.  Some locations service a single business segment while others service both business segments.  The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
Bellevue, NE	Rendering/Yellow Grease
Berlin, WI	Rendering/Yellow Grease
Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Clinton, IA	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Denver, CO	Rendering/Yellow Grease
Des Moines, IA	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Mason City, IL	Rendering/Yellow Grease
Newark, NJ	Rendering/Yellow Grease/Trap
San Francisco, CA *	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
Tacoma, WA *	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease
Wichita, KS	Rendering/Yellow Grease/Trap

Rendering Business Segment
Denver, CO	Edible Meat and Tallow
Fairfax, MO	Protein Blending
Grand Island, NE *	Pet Food
Kansas City, KS	Protein Blending
Kansas City, MO	Hides
Lynn Center, IL	Protein Blending
Omaha, NE	Rendering
Omaha, NE	Protein Blending
Omaha, NE	Technical Tallow

Restaurant Services Business Segment
Alma, GA	Trap
Calhoun, GA	Yellow Grease/Trap
Chicago, IL	Yellow Grease/Trap
Ft. Lauderdale, FL	Yellow Grease/Trap
Indianapolis, IN	Yellow Grease/Trap
Little Rock, AR	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
San Diego, CA *	Trap
Santa Ana, CA *	Trap
Tampa, FL	Yellow Grease/Trap

*	Property is leased. Rent expense for these leased properties was $0.9 million in the aggregate in fiscal 2008.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 3, 2009 and December 29, 2007, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $17.3 million and $17.1 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”).  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations and intends to defend itself vigorously.  As of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position or results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 3, 2009.

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

	Market Price
Fiscal Quarter	High	Low

2008:
First Quarter	$14.29	$10.16
Second Quarter	$17.29	$12.33
Third Quarter	$17.15	$10.79
Fourth Quarter	$11.11	$ 3.53

2007:
First Quarter	$ 6.60	$ 5.17
Second Quarter	$ 9.47	$ 6.28
Third Quarter	$10.17	$ 7.31
Fourth Quarter	$12.10	$ 9.34

On February 23, 2009, the closing sales price of the Company’s common stock on the NYSE was $4.04.  The Company has been notified by its stock transfer agent that as of February 23, 2009, there were 123 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2009.  The Company’s current financing arrangements permit the Company to pay cash dividends on its common stock within limitations defined in its credit agreement.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Russell 3000 Index, the Dow Jones US Waste and Disposal Service Index, and the CSFB-Agribusiness Index for the period from January 3, 2004 to January 3, 2009, assuming the investment of $100 on January 3, 2004 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

450
400
350
300
250
200
150
100
50
0
414.54
210.28
196.45
200.38
161.70
154.61
140.78
166.90
145.76
100.00
128.09
142.55
112.16
137.73
119.03
133.79
141.68
133.15
102.69
108.91
95.53
January 3, 2004
January 1, 2005
December 31, 2005
December 30, 2006
December 29, 2007
January 3, 2009
Darling International Inc.
Dow Jones US Waste and Disposal Service Index
Russell 3000
CSFB - Agribusiness Index

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 3, 2009 with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company’s security holders, and ii) all compensation plans not previously approved by the Company’s security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	796,205 (1)	$3.74	3,381,632
Equity compensation plans not approved by security holders	–	–	–
Total	796,205	$3.74	3,381,632

(1)
Includes shares underlying options that have been issued pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) as approved by the Company‘s stockholders.  See Note 12 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 3, 2009, December 29, 2007, and December 30, 2006, and the related notes thereto.

Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
Fifty-three Weeks Ended January 3, 2009 (i)	Fifty-two Weeks Ended December 29, 2007	Fifty-two Weeks Ended December 30, 2006 (h)	Fifty-two Weeks Ended December 31, 2005	Fifty-two Weeks Ended January 1, 2005
(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$807,492	$645,313	$406,990	$308,867	$320,229
Cost of sales and operating expenses (a)	614,708	483,453	321,416	241,707	237,925
Selling, general and administrative expenses (b)	59,761	57,999	45,649	35,240	36,509
Depreciation and amortization	24,433	23,214	20,686	15,787	15,224
Goodwill impairment(c)	15,914	-	-	-	-

Operating income	92,676	80,647	19,239	16,133	30,571
Interest expense	3,018	5,045	7,184	6,157	6,759
Other (income)/expense, net (d) (e)	(258)	570	4,682	(903)	299
Income from continuing operations before income taxes	89,916	75,032	7,373	10,879	23,513
Income tax expense	35,354	29,499	2,266	3,184	9,245
Income from continuing operations	54,562	45,533	5,107	7,695	14,268
Income/(loss) from discontinued operations, net of tax	-	-	-	46	(376)
Net Income	$ 54,562	$ 45,533	$ 5,107	$ 7,741	$ 13,892

Basic earnings per common share	$ 0.67	$ 0.56	$ 0.07	$ 0.12	$ 0.22
Diluted earnings per common share	$ 0.66	$ 0.56	$ 0.07	$ 0.12	$ 0.22
Weighted average shares outstanding	81,387	80,772	74,310	63,929	63,840
Diluted weighted average shares outstanding	82,157	81,896	75,259	64,525	64,463

Other Financial Data:
Adjusted EBITDA (f)	$133,023	$103,861	$ 39,925	$ 31,920	$45,795
Depreciation	19,266	18,332	16,134	11,903	11,345
Amortization	5,167	4,882	4,552	3,884	3,879
Capital expenditures (g)	31,006	15,552	11,800	21,406	13,312

Balance Sheet Data:
Working capital	$ 67,446	$ 34,385	$ 17,865	$ 40,407	$ 39,602
Total assets	394,375	351,338	320,806	190,772	182,809
Current portion of long-term debt	5,000	6,250	5,004	5,026	5,030
Total long-term debt less current portion	32,500	37,500	78,000	44,502	49,528
Stockholders’ equity	236,578	200,984	151,325	73,680	67,235

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

(c)	Includes a goodwill impairment charge of $15.9 million at one of the Company’s reporting units recorded in the fourth quarter of fiscal 2008.

(d)
Included in other (income)/expense in fiscal 2006 is a write-off of deferred loan costs of approximately $2.6 million and early retirement fees of approximately $1.9 million for the early retirement of senior subordinated notes and termination of the previous senior credit agreement.

(e)
Included in other (income)/expense is gain on early retirement of debt of approximately $1.3 million in fiscal 2004.  Also included in other (income)/expense is loss on redemption of preferred stock of approximately $1.7 million in fiscal 2004.

(f)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with generally accepted accounting principles (GAAP).  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision and other income/(expense).  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.  In addition, management believes that adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under U.S. GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005

Net income	$ 54,562	$ 45,533	$ 5,107	$ 7,741	$13,892
Depreciation and amortization	24,433	23,214	20,686	15,787	15,224
Goodwill impairment	15,914	-	-	-	-
Interest expense	3,018	5,045	7,184	6,157	6,759
(Income)/loss from discontinued operations, net of tax	-	-	-	(46)	376
Income tax expense	35,354	29,499	2,266	3,184	9,245
Other (income)/expense	(258)	570	4,682	(903)	299
Adjusted EBITDA	$133,023	$103,861	$39,925	$31,920	$45,795

(g)
Excludes the capital assets acquired as part of substantially all of the assets of NBP of approximately $51.9 million in fiscal 2006 and API Recycling’s used cooking oil collection business of $3.4 million in fiscal 2008.

(h)	Fiscal 2006 includes 33 weeks of contribution from the acquired NBP assets.

(i)	Fiscal 2008 includes 19 weeks of contribution from API Recycling used cooking oil collection business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report.  The Company is organized along two operating business segments, Rendering and Restaurant Services.  See Note 18 of Notes to Consolidated Financial Statements.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry. The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company processes raw materials at 43 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides. The Company sells these products nationally and internationally, primarily to producers of oleo-chemicals, bio-fuels, soaps, pet foods, leather goods and livestock feed for use as ingredients in their products or for further processing.  In fiscal 2006 the Company acquired substantially all of the assets (the “Transaction”) of National By-Products, LLC (“NBP”).  The Company’s results for fiscal 2008 and 2007 include a full year of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contribution from these assets in fiscal 2006.  For additional information on the Company’s business, see Item 1, “Business,” and for additional information on the Company’s segments, see Note 18 of Notes to Consolidated Financial Statements.

As an agricultural-based commodity processing and service business, the Company is subject to a variety of market factors which affect the Company’s operating results.  While fiscal 2008 had record earnings performance that was fueled by tightening global grain and oilseed supplies, record high crude oil, increasing bio-fuel demand and strong slaughter, fiscal 2008 will undoubtedly be remembered for the global economic downturn experienced during the fourth quarter.  Improved global crop outlooks coupled with significant demand collapse caused by global economic uncertainty, and other factors contributed to a sharp decline in the Company’s results during the fourth quarter.  Finished product prices declined to near historical lows during the fourth quarter while inventory quantities increased substantially.  Raw material volumes for both segments declined continuously throughout the year.  Manufacturing and collection costs were negatively impacted as energy prices for both natural gas and diesel fuel reached historical highs during the year.  The Company continues to face challenges relating to volatile commodity markets; however, as of February 23, 2009 finished product prices and energy prices had returned to more historical relationships.

Operating income increased by $12.1 million in fiscal 2008 compared to fiscal 2007.   The continuing challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in fiscal 2008 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2008

•
Higher finished product prices through three quarters of fiscal 2008 were indicative of tightening grain and oilseed supplies driven by a combination of new demand for bio-fuels, growing consumption in China and India and back-to-back droughts in various grain and oilseed producing regions of the world; however, finished product prices for commodities declined significantly during the fourth quarter of fiscal 2008. Higher finished product prices for BFT and YG were favorable to the Company’s sales revenue during the first three quarters of fiscal 2008, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Energy prices for natural gas and diesel fuel were higher during most of the year, but did decline significantly during the fourth quarter of fiscal 2008.  The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the Internal Revenue Service (“IRS”) to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of January 3, 2009, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2008 and Thereafter

BSE and Other Food Safety Issues

Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as “mad cow disease.”  As previously noted, the FDA has published the Final BSE Rule which amended the BSE Feed Rule and becomes effective April 27, 2009. Management has followed this proposed amendment throughout its history in order to assess and minimize the impact of its implementation on the Company.  See the risk factor entitled “The Company’s business may be affected by the impact of BSE and other food safety issues,” beginning on page 11, for more information about BSE, including the Final BSE Rule, and other food safety issues and their potential effects on the Company, including the effects of potential additional government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE-related concerns.

Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. may result in additional regulatory and market related challenges that may affect the Company’s operations and/or increase the Company’s operating costs.

Other Critical Issues and Challenges

•
The meat production industry faced higher feed costs in fiscal 2008. These higher costs, coupled with the general performance of the U.S. economy and declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, could have a negative impact on the Company’s raw material volume, such as through the forced closure of raw material suppliers.  Maintaining raw material volume will be a challenge in future periods due to volatility of commodity prices and raw material supplier closures.

•
Finished product prices for commodities declined significantly during the fourth quarter of fiscal 2008. No assurance can be given that this significant decline in commodity prices for BFT, YG and MBM will not continue in the future.  These declines, coupled with the current decline of the general performance of the U.S. economy and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, could have a significant impact on the Company’s earnings in fiscal 2009 and into future periods.

•
Energy prices for natural gas and diesel fuel declined significantly during the fourth quarter of fiscal 2008.  No assurance can be given that prices for natural gas and diesel fuel will continue to decline or remain low in the future.  The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  High natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  High diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Though the Company will continue to manage these costs and attempt to minimize these expenses, volatile energy markets will represent an ongoing challenge to the Company’s operating results in fiscal 2009 and into future periods.

•
During fiscal 2008, the Company incurred bad debts that were beyond its historical trends due to delinquent accounts receivable and the lack of liquidity in the financial markets.  Volatile financial markets will represent an ongoing challenge to the Company and no assurance can be given that bad debt expense will not increase in fiscal 2009 and into future periods.

These challenges indicate there can be no assurance that fiscal 2008 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-three Week Fiscal Year Ended January 3, 2009 (“Fiscal 2008”) Compared to Fifty-two Week Fiscal Year Ended December 29, 2007 (“Fiscal 2007”)

Fiscal 2008 includes an additional week of operations which occurs every five to six years.  In Fiscal 2008 the additional week increased both net sales and costs by approximately $10 million with an immaterial effect on operating income and net income.

Summary of Key Factors Impacting Fiscal 2008 Results:

Principal factors that contributed to a $12.1 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices.

These increases to operating income were partially offset by:

•	Higher raw material costs,
•	Goodwill impairment,
•	Higher energy costs, primarily related to natural gas and diesel fuel, and
•	Higher payroll and incentive-related benefits.

Summary of Key Indicators of Fiscal 2008 Performance:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher.  These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis. The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for Fiscal 2008, compared to average Jacobsen prices for Fiscal 2007 follow:

	Avg. Price Fiscal 2008	Avg. Price Fiscal 2007	Increase	% Increase
MBM (Illinois)	$333.17/ton	$233.51 /ton	$99.66/ton	42.7%
BFT (Chicago)	$ 34.21/cwt	$ 27.89 /cwt	$ 6.32/cwt	22.7%
YG (Illinois)	$ 27.75/cwt	$ 21.62 /cwt	$ 6.13/cwt	28.4%

The increase in average prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

The global economic environment in the fourth quarter caused the Company’s finished product commodity prices to decline significantly subsequent to the third quarter of Fiscal 2008 as commodity prices remained volatile.  The following table shows the average Jacobsen index for the fourth quarter of Fiscal 2008 for MBM, BFT and YG as compared to Fiscal 2007.

	Avg. Price 4th Quarter 2008	Avg. Price 4th Quarter 2007	Decrease	% Decrease
MBM (Illinois)	$261.56/ton	$270.77 /ton	$ (9.21/ton)	(3.4%)
BFT (Chicago)	$ 17.59/cwt	$ 30.68 /cwt	$(13.09/cwt)	(42.7%)
YG (Illinois)	$ 14.76/cwt	$ 23.45 /cwt	$ (8.69/cwt)	(37.1%)

Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry and used cooking oils.  Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue.  In addition, physical inventory turn-over is impacted by both credit availability and market demand which can lower finished product inventory values.  Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process.  Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.

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

During Fiscal 2008, net sales increased by $162.2 million (25.1%) to $807.5 million as compared to $645.3 million during Fiscal 2007.  The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Renderingg	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 148.4	$ 39.7	$ –	$ 188.1
Purchases of finished product for resale	(10.4)	1.0	–	(9.4)
Decrease in yield	(5.0)	(2.7)	–	(7.7)
Decrease in other sales	(3.5)	(2.1)	–	(5.6)
Decrease in raw material volume	(0.1)	(3.1)	–	(3.2)
Product transfers	(8.7)	8.7	–	–
	$ 120.7	$ 41.5	$ –	$ 162.2

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition and significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices.  Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During Fiscal 2008, cost of sales and operating expenses increased $131.2 million (27.1%) to $614.7 million as compared to $483.5 million during Fiscal 2007.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 81.2	$ 25.1	$ –	$ 106.3
Higher energy costs, primarily natural gas and diesel fuel	13.6	3.0	–	16.6
Payroll and related benefits	6.0	2.2	–	8.2
Increase in other expenses	3.6	2.1	(0.2)	5.5
Multi-employer pension plans mass withdrawal termination	2.4	–	–	2.4
Sale of judgment	1.2	–	–	1.2
Purchases of finished product for resale	(10.1)	1.1	–	(9.0)
Product transfers	(8.7)	8.7	–	–
	$ 89.2	$ 42.2	$ (0.2)	$ 131.2

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $59.8 million during Fiscal 2008, a $1.8 million increase (3.1%) from $58.0 million during Fiscal 2007.  The Company increased its provision for bad debt based on general credit conditions and delinquent accounts receivable. The increase is selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in other expenses	$ 0.1	$ 0.6	$ 1.3	$ 2.0
Payroll and related benefits expense	0.6	0.5	0.5	1.6
Increase in bad debt expense	0.6	0.6	(0.1)	1.1
Decrease in legal expense	–	–	(1.7)	(1.7)
Decrease in legal settlements	–	–	(1.2)	(1.2)
	$ 1.3	$ 1.7	$ (1.2)	$ 1.8

Depreciation and Amortization. Depreciation and amortization charges increased $1.2 million (5.2%) to $24.4 million during Fiscal 2008 as compared to $23.2 million during Fiscal 2007. The increase in depreciation and amortization is primarily due to an overall increase in capital expenditures.

Goodwill Impairment. The Company recorded a goodwill impairment charge of $15.9 million in the fourth quarter of Fiscal 2008 as a result of its annual impairment test.  This impairment charge relates to one reporting unit that experienced the loss of large customers in the fourth quarter of Fiscal 2008.

Interest Expense.   Interest expense was $3.0 million during Fiscal 2008 compared to $5.0 million during Fiscal 2007, a decrease of $2.0 million (40.0%), primarily due to a decrease in outstanding balance related to the Company’s debt.

Other Income/Expense. Other income was $0.3 million in Fiscal 2008, a $0.9 million increase from other expense of $0.6 million in Fiscal 2007.  The increase in other income is primarily due to more cash included in interest bearing accounts and decreases in other non-operating expenses.

Income Taxes.   The Company recorded income tax expense of $35.4 million for Fiscal 2008, compared to income tax expense of $29.5 million recorded in Fiscal 2007, an increase of $5.9 million, primarily due to increased pre-tax earnings of the Company in Fiscal 2008.  The effective tax rate for Fiscal 2008 and Fiscal 2007 is 39.3%.  The difference from the federal statutory rate of 35% in Fiscal 2008 and Fiscal 2007 is primarily due to state taxes.

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

During Fiscal 2007, net sales increased by $238.3 million (58.6%) to $645.3 million as compared to $407.0 million during Fiscal 2006.  The increase in net sales was primarily due to the following increases/(decreases) (in millions of dollars):

	Rendering g	Restaurant Services	Corporate	Total
Higher finished goods prices	$ 98.0	$ 27.1	$ –	$ 125.1
Net sales due to contribution from NBP assets	84.8	6.7	–	91.5
Purchases of finished product for resale	8.3	6.0	–	14.3
Higher raw material volume	6.8	(1.7)	–	5.1
Other sales increases	1.8	0.5	–	2.3
Product transfers	(12.9)	12.9	–	–
	$ 186.8	$ 51.5	$ –	$ 238.3

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

During Fiscal 2007, cost of sales and operating expenses increased $162.1 million (50.4%) to $483.5 million as compared to $321.4 million during Fiscal 2006.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$ 61.2	$ 9.4	$ –	$ 70.6
Cost of sales and operating expenses related to NBP assets	65.6	3.6	–	69.2
Purchases of finished product for resale	8.3	6.0	–	14.3
Plant repairs and maintenance	3.5	0.5	–	4.0
Higher energy costs, primarily natural gas and diesel fuel	2.6	0.8	–	3.4
Multi-employer pension plan mass withdrawal termination liability	1.1	–	–	1.1
Higher raw material volume	1.4	(0.4)	–	1.0
Other expenses	(0.2)	0.1	(0.2)	(0.3)
Sale of judgment	(1.2)	–	–	(1.2)
Product transfers	(12.9)	12.9	–	–
	$ 129.4	$ 32.9	$ (0.2)	$ 162.1

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $58.0 million during Fiscal 2007, a $12.4 million increase (27.2%) from $45.6 million during Fiscal 2006.  The increase is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related benefits expense	$ (0.7)	$ (0.7)	$ 1.5	$ 0.1
Incentive compensation	–	0.2	6.7	6.9
Selling, general and administrative expenses related to NBP assets	1.8	0.2	0.9	2.9
Other expenses	0.6	0.2	0.5	1.3
Legal settlements	–	–	1.2	1.2
	$ 1.7	$ (0.1)	$ 10.8	$ 12.4

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

Other Income/Expense. Other expense was $0.6 million in Fiscal 2007, a $4.1 million decrease from other expense of $4.7 million in Fiscal 2006.  The decrease in other expense in Fiscal 2007 is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Write-off of deferred loan costs	$ –	$ –	$ (2.6)	$ (2.6)
Subordinated debt prepayment fees	–	–	(1.9 9)	(1.9)
Decrease in interest income	–	–	0.3	0.3
Increase in other expense	–	–	0.1	0.1
	$ –	$ –	$ (4.1)	$ (4.1)

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

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

•
As of January 3, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The Company has reduced the term loan facility by quarterly payments totaling $12.5 million, for an aggregate of $37.5 million principal outstanding under the term loan facility at January 3, 2009.

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

The Company’s Credit Agreement consists of the following elements at January 3, 2009 (in thousands):

Credit Agreement:
Term Loan	$ 37,500
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	16,424
Availability	$ 108,576

The obligations under the Credit Agreement are guaranteed by Darling National, a wholly-owned subsidiary of Darling, and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of January 3, 2009, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The classification of long-term debt in the Company’s January 3, 2009 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On January 3, 2009, the Company had working capital of $67.4 million and its working capital ratio was 1.95 to 1 compared to working capital of $34.4 million and a working capital ratio of 1.43 to 1 on December 29, 2007.  The increase in working capital is primarily due to the increase in cash which offset decreases in accounts receivable with no change to inventory due to physical inventory quantities increases. At January 3, 2009, the Company had unrestricted cash of $50.8 million and funds available under the revolving credit facility of $108.6 million, compared to unrestricted cash of $16.3 million and funds available under the revolving credit facility of $106.1 million at December 29, 2007.  The Company diversifies its cash investments by limiting the amounts located at any one financial institution and invests primarily in government-backed securities.

      Net cash provided by operating activities was $92.0 million and $65.7 million for the fiscal years ended January 3, 2009 and December 29, 2007, respectively, an increase of $26.3 million, primarily due to an increase in net income of approximately $9.1 million and changes in operating assets and liabilities, which includes an increase in accounts receivable of approximately $36.0 million, an increase in inventory of approximately $8.5 million, a reduction for income taxes refundable of approximately $11.2 million and a reduction in accounts payable and accrued expenses of approximately $25.8 million.  Cash used by investing activities was $52.4 million during Fiscal 2008, compared to $15.6 million in Fiscal 2007, an increase of $36.8 million, primarily due to $15.9 million in cash used for the acquisition of assets of API Recycling in the third quarter of Fiscal 2008 and increased capital expenditures, related mainly to a major modernization project at the Turlock, California plant in Fiscal 2008.  Net cash used by financing activities was $5.1 million in the year ended January 3, 2009 a decrease of cash used of $34.0 million as compared to $39.1 million at December 29, 2007, principally due to the repayment of borrowings on the Company’s Credit Agreement in the year ended December 29, 2007.

Capital expenditures of $31.0 million were made during Fiscal 2008 as compared to $15.6 million in Fiscal 2007, an increase of $15.4 million (98.7%), due primarily to a major modernization project at the Turlock California plant that was identified over normal maintenance and compliance capital expenditures as well as a general overall increase in capital expenditures. Additionally, the Company in Fiscal 2008 spent approximately $0.7 million related to the Final BSE Rule and expects to spend approximately $2.6 million in fiscal 2009 to comply with the Final BSE Rule.  Capital expenditures related to compliance with environmental regulations were $1.1 million in Fiscal 2008, $1.8 million in Fiscal 2007 and $0.8 million in Fiscal 2006.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at January 3, 2009, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2008, the Company has accrued approximately $5.1 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 3, 2009.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make payments of less than approximately $0.1 million in order to meet minimum pension funding requirements during fiscal 2009.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its pension plans in Fiscal 2008 and Fiscal 2007 of approximately $6.5 million and $6.2 million, respectively.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets could have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that four of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information. One of the under-funded multi-employer plans in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the PPA.  Based upon the Company’s initial review and conversations with other participating employers in this “Critical Status” plan, it appears probable that there will be a mass withdrawal termination of this plan.  As a result, the Company accrued approximately $3.2 million based on the most recent information that is probable and estimable for this plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of January 3, 2009, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company is also reviewing new legislation under Section 40A of the Internal Revenue Code for the biodiesel mixture credit the impact of which could be material to the Company.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company’s management believes that cash flows from operating activities consistent with the level generated in Fiscal 2008, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations and other contemplated needs through the next twelve months.  On February 23, 2009, the Company acquired substantially all of the assets of Boca Industries, Inc. headquartered in Smyrna, Georgia for approximately $12.5 million.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2009 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2008 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 3, 2009 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations (a):
Long-term debt obligations (b)	$ 37,500	$ 5,000	$10,000	$22,500	$ –
Operating lease obligations (c)	48,130	10,756	16,367	8,385	12,622
Estimated interest payable (d)	4,115	1,193	2,003	919	–
Purchase commitments (e)	16,890	16,890	–	–	–
Derivative obligations (f)	3,593	1,500	1,921	172	–
Pension funding obligation (g)	45	45	–	–	–
Other obligations	72	72	–	–	–
Total	$110,345	$35,456	$30,291	$31,976	$12,622

(a)	The above table does not reflect uncertain tax positions of approximately $0.5 million because the timing of the cash settlement can not be reasonably estimated.
(b)	See Note 9 to the consolidated financial statements.
(c)	See Note 8 to the consolidated financial statements.
(d)	Interest payable was calculated using the current rate for term debt and current rates on other liabilities.
(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finish product purchases.
(f)
Represents liabilities for interest rate swap contracts that were valued at January 3, 2009.  The ultimate settlement amounts of these swap contracts are unknown because they are subject to continuing market risk until the derivatives are settled.

(g)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make less than $0.1 million in required contributions to its pension plan in fiscal 2009.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $36.3 million at the end of Fiscal 2008.  The Company knows that two of the multi-employer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multi-employer plans to which the Company contributes, the amounts could be material.

The Company’s off-balance sheet contractual obligations and commercial commitments as of January 3, 2009 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements.  The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at January 3, 2009 (in thousands):

Other commercial commitments:
Standby letters of credit	$ 16,424
Total other commercial commitments:	$ 16,424

OFF BALANCE SHEET OBLIGATIONS

Based upon underlying purchase agreements, the Company has commitments to purchase $16.9 million of finished products, natural gas and diesel fuel during fiscal 2009, which are not included in liabilities on the Company’s balance sheet at January 3, 2009.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting.  The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2009, in accordance with accounting principles generally accepted in the U.S.

Based upon underlying lease agreements, the Company expects to pay approximately $10.8 million in operating lease obligations during fiscal 2009 which are not included in liabilities on the Company’s balance sheet at January 3, 2009. These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 to the Consolidated Financial Statements.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date; or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen index at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $22.2 million and $22.5 million at January 3, 2009 and December 29, 2007, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $19.3 million, $18.3 million and $16.1 million in fiscal years ending January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The Company’s intangible assets, including permits, routes and non-compete agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 10 years; and permits are amortized over a useful life of 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $5.2 million, $4.9 million and $4.6 million in fiscal years ending January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the fourth quarter of Fiscal 2008, due to lower commodity markets and the loss of raw material suppliers at a single reporting unit the Company performed testing of all its long-lived assets for impairment based on future undiscounted cash flows and has determined during this testing process that no impairment exists for its long-lived assets.

The net book value of property, plant and equipment was approximately $143.3 million and $128.7 million at January 3, 2009 and December 29, 2007, respectively.  The net book value of intangible assets was approximately $36.0 million and $29.0 million at January 3, 2009 and December 29, 2007, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset.  Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit.  For purposes of evaluating impairment of goodwill, the Company estimates fair value of a reporting unit, based upon future discounted net cash flows.  In calculating these estimates, actual historical operating results and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future discounted cash flows for each reporting unit with recorded goodwill.  The estimates of fair value of these reporting units and of future discounted net cash flows from operation of these reporting units could change if actual volumes, prices, costs or expenses vary from these estimates.

Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2008 it was determined that goodwill was impaired within a single reporting unit due to lower commodity markets and the loss of raw material suppliers in the fourth quarter of Fiscal 2008, which resulted in the Company recording an impairment charge of approximately $15.9 million based on future discounted net cash flows.  In addition, a future reduction of earnings in the reporting units with recorded goodwill could result in future impairment charges because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units.  Goodwill was approximately $61.1 million and $71.9 million at January 3, 2009 and December 29, 2007, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries was approximately $17.3 million and $17.1 million at January 3, 2009 and December 29, 2007, respectively.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  See Note 13 of Notes to Consolidated Financial Statements for summaries of pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 6.10% and 6.00% at January 3, 2009 and October 1, 2007, respectively.  The net periodic benefit cost for fiscal 2009 would increase by approximately $0.7 million if the discount rate was 0.5% lower at 5.60%.  The net periodic benefit cost for fiscal 2009 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at 6.60%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 8.10% and 8.25% for Fiscal 2008 and Fiscal 2007, respectively.  During 2008, the Company’s actual return on pension plan assets was a loss of $22.9 million or approximately 28% of pension plan assets due to the recent decline in global financial markets. Although, the Company’s plan returns were negative the actual returns exceeded returns of the broader S&P 500 Index’s performance for 2008.  These losses contributed to an increase in accumulated other comprehensive loss in the Company’s consolidated statement of stockholders’ equity of $20.4 million, net of tax.

The Company has recorded a pension liability of approximately $36.3 million and $9.2 million at January 3, 2009 and December 29, 2007, respectively.  The Company’s net pension cost was approximately $0.4 million, $3.0 million and $3.7 million for the fiscal years ending January 3, 2009, December 29, 2007 and December 30, 2006, respectively.  The projected net periodic pension expense for fiscal 2009 is expected to increase by approximately $5.9 million as compared to Fiscal 2008.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of income tax expense, the resulting tax liability and in future realization of deferred tax assets that arise from temporary differences between financial statement presentation and tax recognition of revenue and expense.  The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will not be realized.  Based upon the Company’s evaluation of these matters, a portion of the Company’s net operating loss carry-forwards will expire unused.  The valuation allowance established to provide a reserve against these deferred tax assets was approximately $0.2 million and $4.8 million at January 3, 2009 and December 29, 2007, respectively.  The decrease in the Company’s valuation allowance is primarily due to the expiration of certain net operating losses.

Stock Option Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, using the modified prospective method.  The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended January 3, 2009, December 29, 2007 and December 30, 2006 of approximately $0.2 million, $0.4 million and $0.5 million, respectively.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51" (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 are effective as of the beginning of the Company’s 2009 fiscal year on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This staff position became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company has adopted this staff position for the consolidated financial statements contained within this Form 10-K.  The adoption of this staff position did not have an impact to the consolidated financial statements of the Company.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting this new FSP.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  the implementation of the Final BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine) to food additives; and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply and the price of natural gas and diesel fuel used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense.  The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  The interest rate swaps are subject to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  The Company’s natural gas and diesel fuel instruments are not subject to the requirements of SFAS 133, because the natural gas and diesel fuel instruments qualify as normal purchases as defined in the SFAS 133.  The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At January 3, 2009, the fair value of these interest swap agreements was $3.6 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

As of January 3, 2009, the Company had forward purchase agreements in place for purchases of approximately $13.3 million of natural gas and diesel fuel in fiscal 2009.  As of January 3, 2009, the Company had forward purchase agreements in place for purchases of approximately $3.6 million of finished product in fiscal 2009.

Interest Rate Sensitivity

The Company’s obligations subject to variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Variable rate	$ 37,500	$ 5,000	$ 10,000	$ 22,500	$ –
Average interest rate	2.50%	2.50%	2.50%	2.50%	–
Total	$ 37,500	$ 5,000	$ 10,000	$ 22,500	$ –

The Company has $37.5 million in variable rate debt, which is made up of the Company’s term debt whose interest risk is hedged by interest rate swaps discussed above and represents the balance outstanding at January 3, 2009 under the Credit Agreement.  The Company estimates that if the debt was not hedged under the interest rate swap a 1% increase in interest rates would increase the Company’s interest expense by approximately $0.4 million in fiscal 2009.  At January 3, 2009, the Company had no fixed rate debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44
Consolidated Balance Sheets -
January 3, 2009 and December 29, 2007	45
Consolidated Statements of Operations -
Three years ended January 3, 2009	46
Consolidated Statements of Stockholders’ Equity -
Three years ended January 3, 2009	47
Consolidated Statements of Cash Flows -
Three years ended January 3, 2009	49
Notes to Consolidated Financial Statements	50

Financial Statement Schedule:
II - Valuation and Qualifying Accounts -
Three years ended January 3, 2009	80

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.  As discussed in Note 13 to the consolidated financial statements, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc.’s  internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas
March 4, 2009

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index, and our report dated March 4, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Dallas, Texas
March 4, 2009

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2009 and December 29, 2007
(in thousands, except share and per share data)
ASSETS	January 3, 2009	December 29, 2007
Current assets:
Cash and cash equivalents	$50,814	$16,335
Restricted cash	449	433
Accounts receivable, less allowance for bad debts of $2,313 at January 3, 2009 and $1,466 at December 29, 2007	40,424	59,401
Inventories	22,182	22,481
Income taxes refundable	11,248	–
Other current assets	6,696	8,417
Deferred income taxes	6,656	8,026
Total current assets	138,469	115,093

Property, plant and equipment, net	143,291	128,685
Intangible assets, less accumulated amortization of $47,281
at January 3, 2009 and $42,481 at December 29, 2007	35,982	29,037
Goodwill	61,133	71,856
Other assets	6,623	6,667
Deferred income taxes	8,877	–
	$394,375	$351,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$6,250
Accounts payable, principally trade	16,243	24,879
Accrued expenses	49,780	49,579
Total current liabilities	71,023	80,708

Long-term debt, net of current portion	32,500	37,500
Other noncurrent liabilities	54,274	27,225
Deferred income taxes	–	4,921
Total liabilities	157,797	150,354

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized,
82,169,076 and 81,544,466 shares issued
at January 3, 2009 and December 29, 2007, respectively	822	815
Additional paid-in capital	156,899	152,264
Treasury stock, at cost; 401,094 and 182,366 shares at January 3, 2009 and December 29, 2007, respectively	(3,848)	(1,547)
Accumulated other comprehensive loss	(29,850)	(8,598)
Accumulated earnings	112,555	58,050
Total stockholders’ equity	236,578	200,984
	$394,375	$351,338

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 3, 2009
(in thousands, except per share data)

	January 3, 2009	December 29, 2007	December 30, 2006

Net sales	$807,492	$645,313	$406,990
Costs and expenses:
Cost of sales and operating expenses	614,708	483,453	321,416
Selling, general and administrative expenses	59,761	57,999	45,649
Depreciation and amortization	24,433	23,214	20,686
Goodwill impairment	15,914	–	–
Total costs and expenses	714,816	564,666	387,751
Operating income	92,676	80,647	19,239

Other income/(expense):
Interest expense	(3,018)	(5,045)	(7,184)
Other, net	258	(570)	(4,682)
Total other income/(expense)	(2,760)	(5,615)	(11,866)

Income from operations before income taxes	89,916	75,032	7,373
Income taxes	35,354	29,499	2,266

Net income	$54,562	$45,533	$5,107

Net income per share:
Basic	$0.67	$0.56	$0.07
Diluted	$0.66	$0.56	$0.07

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Three years ended January 3, 2009
(in thousands, except share data)

Common Stock
Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Compre-hensive Loss	Retained Earnings	Unearned Compensation	Total Stockholders’ Equity

Balances at January 1, 2006	64,437,410	$ 644	$ 79,370	$ (172)	$(9,282)	$ 4,447	$ (1,327)	$ 73,680
Net income	–	–	–	–	–	5,107	–	5,107
Minimum pension liability adjustment, net of tax	–	–	–	–	2,415	–	–	2,415
Interest rate swap derivative adjustment, net of tax	–	–	–	–	(408)	–	–	(408)
Total comprehensive income	–	–	–	–	–	–	–	7,114
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)	–	–	–	–	(4,458)	–	–	(4,458)
Adjustment to opening stockholders’ equity	–	–	–	–	–	2,822	–	2,822
Adjustment to initially apply FASB Statement No. 123R	–	–	(1,327)	–	–	–	1,327	–
Stock-based compensation	–	–	1,488	–	–	–	–	1,488
Tax benefits associated with stock-based compensation	–	–	50	–	–	–	–	50
Issuance of common stock	16,417,043	165	70,464	–	–	–	–	70,629
Balances at December 30, 2006	80,854,453	$ 809	$150,045	$ (172)	$(11,733)	$12,376	$ –	$151,325
Net income	–	–	–	–	–	45,533	–	45,533
Unrecognized net actuarial loss of defined benefit plans:
Pension liability adjustments, net of tax	–	–	–	–	3,870	–	–	3,870
Interest rate swap derivative adjustment, net of tax	–	–	–	–	(735)	–	–	(735)
Total comprehensive income	–	–	–	–	–	–	–	48,668
Adjustment to initially apply FIN 48	–	–	–	–	–	141	–	141
Stock-based compensation	–	–	365	–	–	–	–	365
Tax benefits associated with stock-based compensation	–	–	1,223	–	–	–	–	1,223
Treasury stock	(161,366)	–	–	(1,375)	–	–	–	(1,375)
Issuance of common stock	669,013	6	631	–	–	–	–	637
Balances at December 29, 2007	81,362,100	$ 815	$152,264	$(1,547)	$(8,598)	$58,050	$ –	$200,984

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Continued)
Three years ended January 3, 2009
(in thousands, except share data)

Common Stock
Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Compre-hensive Loss	Retained Earnings	Unearned Compensation	Total Stockholders’ Equity

Net income	–	–	–	–	–	54,562	–	54,562
Unrecognized net actuarial loss of defined benefit plans:
Pension liability adjustments, net of tax	–	–	–	–	(20,386)	–	–	(20,386)
Interest rate swap derivative adjustment, net of tax	–	–	–	–	(937)	–	–	(937)
Total comprehensive income	–	–	–	–	–	–	–	33,239
Adjustment effect of changing the pension plan measurement date pursuant to FASB Statement No 158, net of tax	–	–	–	–	71	(57)	–	14
Issuance of non-vested stock	50,558	1	702	–	–	–	–	703
Stock-based compensation	–	–	(127)	–	–	–	–	(127)
Tax benefits associated with stock-based compensation	–	–	2,308	–	–	–	–	2,308
Treasury stock	(218,728)	–	–	(2,301)	–	–	–	(2,301)
Issuance of common stock	574,052	6	1,752	–	–	–	–	1,758
Balances at January 3, 2009	81,767,982	$ 822	$156,899	$(3,848)	$(29,850)	$112,555	$ –	$236,578

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 3, 2009
(in thousands)

	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$54,562	$45,533	$5,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,433	23,214	20,686
Deferred income taxes	(12,428)	5,616	(3,929)
Gain on sale of assets	(141)	(5)	(42)
Increase/(decrease) in long-term pension liability	6,784	(5,664)	1,336
Stock-based compensation expense	800	1,235	1,588
Write-off of deferred loan costs	–	–	2,569
Goodwill impairment	15,914	–	–
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(16)	47	1,869
Accounts receivable	18,977	(17,020)	(2,787)
Income taxes refundable	(11,248)	–	–
Inventories and prepaid expenses	(398)	(7,728)	867
Accounts payable and accrued expenses	(6,884)	18,916	(1,336)
Other	1,595	1,563	2,904
Net cash provided by operating activities	91,950	65,707	28,832
Cash flows from investing activities:
Capital expenditures	(31,006)	(15,552)	(11,800)
Acquisitions	(15,876)	–	(80,166)
Gross proceeds from sale of property, plant and equipment and other assets	1,101	217	739
Payments related to routes and other intangibles	(6,609)	(262)	–
Net cash used in investing activities	(52,390)	(15,597)	(91,227)

Cash flows from financing activities:
Proceeds from long-term debt	–	42,500	126,500
Payments on long-term debt	(6,250)	(81,754)	(93,024)
Contract payments	(176)	(167)	(245)
Deferred loan costs	(67)	–	(1,634)
Issuance of common stock	303	517	29
Minimum withholding taxes paid on stock awards	(1,199)	(1,375)	–
Excess tax benefits from stock-based compensation	2,308	1,223	50
Net cash provided/(used) in financing activities	(5,081)	(39,056)	31,676

Net increase/(decrease) in cash and cash equivalents	34,479	11,054	(30,719)
Cash and cash equivalents at beginning of year	16,335	5,281	36,000
Cash and cash equivalents at end of year	$50,814	$16,335	$5,281

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,016	$5,151	$6,345
Income taxes, net of refunds	$44,246	$26,307	$2,684

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation (“Darling”), is a recycler of food and animal by-products and provides grease trap services to food service establishments.  Darling collects and recycles animal by-products and used cooking oil from food service establishments.  Darling processes raw materials at 43 facilities located throughout the United States into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  Darling sells these products nationally and internationally, primarily to producers of oleo-chemicals, soaps, pet foods, leather goods, livestock feed and bio-fuels for use as ingredients in their products or for further processing.  As further discussed in Note 2, in fiscal 2006, Darling, through its wholly-owned subsidiary Darling National LLC, a Delaware limited liability company (“Darling National”), completed the acquisition of substantially all of the assets (the “Transaction”) of National By-Products, LLC, an Iowa limited liability company (“NBP”).  Darling and its subsidiaries, including Darling National, are collectively referred to herein as (the “Company”).  The Company’s results for fiscal 2008 and 2007 include a full year of contribution from the assets acquired in the Transaction, as compared to 33 weeks of contributions from these assets in fiscal 2006.  The Company’s operations are currently organized into two segments: Rendering and Restaurant Services.  For additional information on the Company’s segments, see Note 18.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)
Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 3, 2009, the 52 weeks ended December 29, 2007, and the 52 weeks ended December 30, 2006.

(3)	Cash and Cash Equivalents The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

(4)
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

(5)	Inventories Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(6)
Long Lived Assets

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

Intangible Assets

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

(7)
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”).  The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of fiscal 2008, due to lower commodity markets and the loss of raw material suppliers at a single reporting unit the Company performed testing of all its long-lived assets for impairment based on future undiscounted cash flows and concluded that its long-lived assets were not impaired.

(8)	Goodwill

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

The fair value for one of the Company’s reporting units containing goodwill did not exceed the related carrying values; consequently, the Company recorded an impairment of approximately $15.9 million for the year ended January 3, 2009. Goodwill was approximately $61.1 million and $71.9 million at January 3, 2009 and December 29, 2007, respectively.  See Note 6 for further information on the Company’s goodwill.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(9)
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

(10)
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

Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Although the Company is unable to carryback any of its net operating losses, based upon recent favorable operating results and future projections, certain net operating losses can be carried forward and utilized and other deferred tax assets will be realized.

(11)
Earnings per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year increased by dilutive common equivalent shares determined using the treasury stock method.

Net Income per Common Share (in thousands)
January 3,	December 29,	December 30,
2009	2007	2006
	Income	Shares	Per- Share	Income	Shares	Per- Share	Income	Shares	Per- Share
Basic:
Net income	$54,562	81,387	$0.67	$45,533	80,772	$0.56	$5,107	74,310	$0.07

Diluted:
Effect of dilutive securities
Add: Option shares in the money and
dilutive effect of restricted stock	–	1,178	–	–	1,772	–	–	1,264	–
Less: Pro-forma treasury shares	–	(408)	–	–	(648)	–	–	(315)	–

Diluted:
Net income	$54,562	82,157	$0.66	$45,533	81,896	$0.56	$5,107	75,259	$0.07

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

For fiscal 2008, 2007 and 2006, respectively, 24,000, 5,187 and 771,950 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2008, 2007 and 2006, respectively, 88,767, 117,179 and 248,848 shares of non-vested stock and restricted stock were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2008, 2007 and 2006, respectively, zero, 60,713 and 99,821 shares of contingent issuable stock were excluded from diluted income per common share as the effect was antidilutive.

(12)
Stock Based Compensation

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) and related interpretations, using the modified prospective method.  Using the modified prospective method of SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock-based compensation granted prior to January 1, 2006.  As a result of adopting SFAS 123(R), for the year ended December 30, 2006, the Company recorded additional stock option expense of approximately $0.5 million, which reduced income from continuing operations and income before income taxes by approximately $0.5 million, reduced net income by $0.4 million, and reduced basic and diluted earnings per share by $0.01 per share.  Total stock-based compensation recognized under SFAS 123(R) in the statements of operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was approximately $1.1 million, $1.4 million and $1.6 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $0.3 million, $0.4 million and $0.6 million, respectively.  See Note 12 for further information on the Company’s stock-based compensation plans.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  For the year ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company recognized $2.3 million, $1.2 million and $50,000, respectively in such tax deductions, which were recorded as an increase in financing cash flows and a reduction in operating cash flows.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(14)
Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.   In addition, the carrying amount of the Company’s outstanding borrowings under the Credit Agreement described in Note 9 approximates the fair value due to the floating interest rates on the borrowings.

(15)
Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage and inventory. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of protein inventories by reducing the potential impact of decreasing prices. The Company does not use derivative instruments for trading purposes.  At January 3, 2009, the Company had two interest rate swaps and no natural gas swaps or collars or inventory swaps.

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

(18)	Reclassification Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.
ACQUISITIONS

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Effective August 25, 2008, the Company began including the operations of the API Transaction into the Company’s consolidated financial statements.  Pro forma results of operations have not been presented because the effect of the acquisition is not deemed material to revenues and net income of the Company for fiscal 2008.  The Company paid cash of $15.9 million and recorded a receivable of approximately $1.5 million for a net purchase price for the API Transaction of approximately $14.4 million, which consists of property, plant and equipment of $3.4 million, intangible assets of $5.5 million, goodwill of $5.2 million and other of $0.3 million.  The receivable was recorded as a reduction of goodwill due to certain raw material volumes during the 91 days following the closing date not being achieved per the asset purchase agreement.  The $1.5 million receivable is recorded as a long term other asset on the balance sheet at January 3, 2009. In addition, the Company could be required to pay additional consideration, which the Company does not expect to be material, if certain average market prices are achieved over the next three anniversaries of the closing of the API Transaction less, on a pro rata basis, the long-term receivable of $1.5 million.

The $5.2 million of goodwill was assigned to the restaurant services segment and is expected to be deductible for tax purposes.  Identifiable intangibles in the API Transaction include $5.5 million in routes with a weighted average useful life of nine years.

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

December 30, 2006
Net sales	$480,347
Income from continuing operations	9,194
Net income	9,194
Earnings per share
Basic and diluted	$ 0.11

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of May 15, 2006 (in thousands):

Accounts receivable, net	$ 13,708
Inventory, net	7,184
Other current assets	135
Deferred tax asset	425
Identifiable intangibles	25,740
Property and equipment	51,892
Goodwill	68,343
Accounts payable	(7,837)
Accrued expenses	(7,650)
Other liabilities	(1,274)
Purchase price	$ 150,666

As a result of the acquisition of NBP, the Company reduced its valuation allowance for pre-acquisition deferred tax assets of approximately $0.9 million, resulting in a reduction of the $68.3 million of goodwill to $67.4 million.

The $67.4 million of goodwill was assigned to the rendering and restaurant services segments in the amounts of $53.0 million and $14.4 million, respectively.  Of the total amount, $62.0 million is deductible for tax purposes.  Identifiable intangibles include $5.1 million in routes with a weighted average useful life of 20 years, $20.5 million in permits with a weighted average useful life of 20 years, and $0.1 million in non-compete agreements with a useful life of five years.  During the fourth quarter of fiscal 2008, approximately $15.9 million of goodwill from the Transaction was impaired due to the loss of two raw material suppliers in one of the Company’s reporting units.  See Note 6 for further information on goodwill impairment.

NOTE 3.	INVENTORIES

A summary of inventories follows (in thousands):
	January 3, 2009	December 29, 2007
Finished product	$ 19,380	$ 19,678
Supplies and other	2,802	2,803
	$ 22,182	$ 22,481

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):
	January 3, 2009	December 29, 2007
Land	$ 17,826	$ 17,501
Buildings and improvements	48,623	45,684
Machinery and equipment	217,450	205,376
Vehicles	54,656	54,482
Construction in process	16,042	4,799
	354,597	327,842
Accumulated depreciation	(211,306)	(199,157)
	$ 143,291	$ 128,685

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 5.	INTANGIBLE ASSETS

The gross carrying amount of intangible assets subject to amortization include (in thousands):

	January 3, 2009	December 29, 2007
Intangible Assets:
Routes	$ 60,009	$ 48,239
Permits	20,500	20,500
Non-compete agreements	2,366	2,366
Royalty and consulting agreements	388	413
	83,263	71,518
Accumulated Amortization:
Routes	(42,037)	(38,437)
Permits	(2,700)	(1,676)
Non-compete agreements	(2,240)	(2,059)
Royalty and consulting agreements	(304)	(309)
	(47,281)	(42,481)
Intangible assets, less accumulated amortization	$ 35,982	$ 29,037

Gross intangible routes increased in fiscal 2008 by approximately $11.8 million consisting of approximately $5.5 million from the API Transaction as discussed in Note 2 and approximately $6.3 million from other asset purchases less retirements.  Amortization expense for the three years ended January 3, 2009, December 29, 2007 and December 30, 2006, was approximately $5.2 million, $4.9 million and $4.6 million, respectively. Amortization expense for the next five fiscal years is estimated to be $3.5 million, $3.3 million, $3.0 million, $2.9 million and $2.8 million.

NOTE 6.	GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Rendering	Restaurant Services	Combined	Total
Balance at December 29, 2007	$ 53,058	$ 15,258	$ 3,540	$ 71,856
Acquisition	–	5,191	–	5,191
Impairment	(13,864)	(2,050)	–	(15,914)
Balance at January 3, 2009	$ 39,194	$ 18,399	$ 3,540	$ 61,133

Based on the Company’s annual impairment testing at the end of the fourth quarter of fiscal 2008 it was determined that goodwill was impaired within a single reporting unit due to lower commodity markets and the loss of raw material suppliers in the fourth quarter of fiscal 2008, which resulted in the Company recording an impairment charge of approximately $15.9 million based on future discounted net cash flows.

Certain of the Company’s rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units.  In step one, the Company determined based on the discounted cash flows that one of the Company’s reporting unit’s carrying value exceeded its fair value.  In step two the Company is required to compute the implied fair value of the reporting unit’s goodwill and compare it against the actual carrying amount of goodwill for that reporting unit.  This was determined in the same manner that goodwill recognized in a business combination is determined.  That is the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit including any intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
	January 3, 2009	December 29, 2007
Compensation and benefits	$ 18,838	$ 16,411
Utilities and sewage	5,293	5,230
Accrued income, ad valorem, and franchise taxes	1,120	2,277
Reserve for self insurance, litigation, environmental and tax matters (Note 17)	5,513	5,750
Medical claims liability	4,982	3,298
Other accrued expense	14,034	16,613
	$49,780	$49,579

NOTE 8.	LEASES

The Company leases five plants and storage locations, three office locations and a portion of its transportation equipment under operating leases.  Leases are noncancellable and expire at various times through the year 2028. Minimum rental commitments under noncancellable leases as of January 3, 2009, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2009	$ 10,756
2010	8,884
2011	7,483
2012	5,271
2013	3,114
Thereafter	12,622
Total	$48,130

Rent expense for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $8.6 million, $7.8 million and $6.2 million, respectively.

NOTE 9.	DEBT

(a)	Credit Agreement

The Company entered into a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006. The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of January 3, 2009, the Company has borrowed all $50.0 million under the term loan facility which provides for quarterly scheduled amortization payments of $1.25 million over the six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and (iii) other general corporate purposes.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Credit Agreement allows for borrowings at per annum rates based on the following loan types.  Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At January 3, 2009 under the Credit Agreement, the interest rate for $37.5 million of the term loan that was outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 2.50% per annum.  At January 3, 2009 there were no outstanding borrowings under the Company’s revolving facility.

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

The Company’s Credit Agreement consisted of the following elements at January 3, 2009 and December 29, 2007, respectively (in thousands):

	January 3, 2009	December 29, 2007
Credit Agreement:
Term Loan	$ 37,500	$ 43,750
Revolving Credit Facility:
Maximum availability	$ 125,000	$ 125,000
Borrowings outstanding	–	–
Letters of credit issued	16,424	18,881
Availability	$ 108,576	$ 106,119

The obligations under the Credit Agreement are guaranteed by Darling National and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of January 3, 2009, the Company was in compliance with all the covenants contained in the Credit Agreement.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Debt consists of the following (in thousands):
	January 3, 2009	December 29, 2007
Credit Agreement:
Revolving Credit Facility	$ –	$ –
Term Loan	37,500	43,750
	37,500	43,750
Less Current Maturities	5,000	6,250
	$ 32,500	$ 37,500

Maturities of long-term debt at January 3, 2009 follow (in thousands):
Contractual Debt Payment
2009	$ 5,000
2010	5,000
2011	5,000
2012	22,500
$ 37,500

As of January 3, 2009, current maturities of debt of $5.0 million will be due during fiscal 2009, which include scheduled principal payments of $1.25 million due each quarter.

(b)	Senior Subordinated Notes

On December 31, 2003, the Company issued senior subordinated notes in the principal amount of $35.0 million.  On June 1, 2006, the Company retired the senior subordinated notes using money available under the Credit Agreement and incurred charges of $1.925 million for prepayment fees and approximately $1.1 million to write off deferred loan costs.

NOTE 10.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

January 3, 2009	December 29, 2007
Accrued pension liability (Note 13)	$ 36,263	$ 9,164
Reserve for self insurance, litigation, environmental and tax matters (Note 17)	14,418	15,053
Other	3,593	3,008
	$54,274	$27,225

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11.	INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertain tax positions (“UTP”).  FIN 48 requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FIN 48 permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  It further requires that a change in judgment related to the expected ultimate resolution of UTP be recognized in earnings in the quarter of change.  Effective December 31, 2006 the Company adopted the provisions of FIN 48 resulting in a reduction in the Company’s existing reserves for uncertain state and federal income tax positions of approximately $0.1 million.  This reduction was recorded as a cumulative effect adjustment to retained earnings.  At the adoption date of December 31, 2006, the Company had $0.7 million of gross unrecognized tax benefits.  If the Company recognized such tax benefits, the net impact on the Company’s effective tax rate would be $0.6 million, which includes the effect of the reversal of the $0.1 million deferred tax asset.  At January 3, 2009 and December 29, 2007, the Company had $0.5 million, respectively of gross unrecognized tax benefits; if recognized, the net impact on the Company’s effective tax rate would be $0.4 million, respectively, which includes the effect of the reversal of $0.1 million in deferred tax asset.  Additionally, at December 31, 2006, the Company had an accrual for interest and penalties of $0.1 million.  The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

The following table shows a reconciliation of the change in the unrecognized tax benefit balance for federal, state and foreign taxes (in thousands).

	January 3,	December 29,
	2009	2007
Balance beginning of year	$ 543	$ 689
Additions for tax positions related to the current year	–	–
Reductions for tax positions related to the current year	–	–
Additions for tax positions related to prior years	35	41
Reductions for tax positions related to prior years	–	(73)
Settlements	(8)	(68)
Lapses in statutes of limitations	(105)	(46)
Balance end of year	$ 465	$ 543

The Company’s major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but is generally from three to five years.  Currently, several state examinations are in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in fiscal 2009.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Income tax expense/(benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Current:
Federal	$ 29,193	$ 22,418	$ 4,294
State	5,152	3,301	523
Deferred:
Federal and State	1,009	3,780	(2,5511)
	$ 35,354	$ 29,499	$ 2,266

Income tax expense for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Computed “expected” tax expense	$ 31,471	$ 26,261	$ 2,581
State income taxes	3,436	2,827	273
Section 199 deduction	(1,257)	(832)	(143)
Non-deductible employee compensation	993	500	–
Tax credits	(128)	(49)	(208)
Reversal of reserve for taxes	(19)	(51)	(272)
Other, net	858	843	35
	$ 35,354	$ 29,499	$ 2,266

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2009 and December 29, 2007 are presented below (in thousands):
	January 3, 2009	December 29, 2007
Deferred tax assets:
Net operating loss carryforwards	$ 2,529	$ 7,262
Loss contingency reserves	7,877	6,944
Employee benefits	2,484	2,843
Pension liability	17,396	4,535
Intangible assets amortization, including taxable goodwill	1,684	–
Other	3,471	2,383
Total gross deferred tax assets	35,441	23,967
Less valuation allowance	(220)	(4,793)
Net deferred tax assets	35,221	19,174

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	–	(3,016)
Property, plant and equipment depreciation	(15,459)	(11,159)
Other	(4,229)	(1,894)
Total gross deferred tax liabilities	(19,688)	(16,069)
	$ 15,533	$ 3,105

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

At January 3, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.1 million expiring through 2020.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of the net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses.

The net change in the total valuation allowance was a decrease of approximately $4.6 million for the year ended January 3, 2009 due to the expiration of net operating loss carryforwards.  The Company has assessed that it is more likely than not that it will generate sufficient taxable income in future periods to realize its deferred income tax assets.

NOTE 12.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On May 11, 2005, the shareholders approved the 2004 Plan.  The 2004 Plan replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company.  Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan.  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan.  The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2004 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan.  The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant.  At January 3, 2009, the number of equity awards available for issuance under the 2004 Plan was 3,381,632.

The following is a summary of stock-based compensation granted during the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

Nonqualified Stock Options.  On May 8, 2007, the Company granted 8,000 nonqualified stock options in the aggregate to two non-employee directors following their initial election to the board by the stockholders.  The exercise price for the May 8, 2007 stock options was $8.03 per share (fair market value at grant date).  On February 27, 2008, the Company granted 20,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for February 27, 2008 stock options was $13.55 per share (fair market value at grant date).  On May 6, 2008 following a new director’s initial election to the board by the stockholders, the Company granted 4,000 nonqualified stock options to the most recent non-employee director.  The exercise price for the May 6, 2008 stock options was $16.20 per share (fair market value at grant date).  All of the non-employee director stock options vest 25 percent six months after the grant date and 25 percent on each of the first three anniversary dates thereafter.

Incentive Stock Options. For fiscal 2008, 2007 and 2006 the Company did not issue any incentive stock options.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity as of January 3, 2009 and changes during the year ended is presented below.

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life

Options outstanding at December 29, 2007	1,320,705	3.06
Granted	24,000	13.99
Exercised	(548,500)	2.56
Forfeited	–	N/A
Expired	–	N/A

Options outstanding at January 3, 2009	796,205	3.74	5.8 years
Options exercisable at January 3, 2009	757,705	3.48	5.7 years

The fair value of each stock option grant under the Company’s stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2008 and 2007.  No options were granted during fiscal 2006.

Weighted Average	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.24%	4.57%
Expected term	5.80 years	5.75 years
Expected volatility	42.0%	52.1%
Fair value of options granted	$6.23	$4.30

The expected lives for options granted during 2008 and 2007 were computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.

At January 3, 2009, $1.4 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.8 years.

For the year ended January 3, 2009 and December 29, 2007, the amount of cash received from the exercise of options was approximately $0.3 million and $0.5 million, respectively and the related tax benefits were approximately $2.3 million and $1.2 million, respectively.  For the years ended December 30, 2006 the amount of cash received from the exercise of options and the related tax benefits were insignificant.  The total intrinsic value of options exercised for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was approximately $6.4 million, $2.5 million and $0.2 million, respectively.  The fair value of shares vested for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was approximately $0.6 million, $0.6 million and $0.7 million, respectively.  At January 3, 2009, the aggregate intrinsic value of options outstanding was approximately $2.0 million and the aggregate intrinsic value of options exercisable was approximately $1.9 million.

Non-Vested Stock Awards.  On March 3, 2008, the Company’s board of directors granted 67,411 shares of stock under the Company’s long term incentive awards.  At the grant date 16,853 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grant in equal installments.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On November 19, 2004, subject to the approval of the 2004 Plan, the Company issued 477,200 non-vested stock awards to the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, and Commodities.  On May 11, 2005, upon approval of the 2004 Plan these awards were authorized by the shareholders and made effective.  Additionally, on June 16, 2005, the Company granted 11,950 non-vested stock awards to the Executive Vice President of Sales and Services.  These non-vested stock awards contain vesting periods of four to six years from date of issuance.  The six-year awards contain accelerated vesting provisions based upon specified increases in the Company’s stock price.  During the second quarter of 2005, the Company recorded $1.9 million of unearned compensation for the market value of the shares on the date of grant.  The unearned compensation is being amortized to expense over the estimated lapse in restrictions of 1.3 - 4 years.  During fiscal 2007 the accelerated vesting provisions on the six-year awards were met and those shares vested.  During fiscal 2008 the vesting provisions on the four-year awards were met and those shares vested.

A summary of the Company’s non-vested stock awards as of January 3, 2009, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2007	250,000	$ 3.95
Shares granted	67,411	13.90
Shares vested	(266,853)	4.58
Shares forfeited	–	–
Stock awards outstanding January 3, 2009	50,558	$ 13.90

Restricted Stock Awards.  On March 9, 2006, the Company's Board of Directors approved a Non-Employee Director Restricted Stock Award Plan (as subsequently amended, the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock.

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the fourth business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its earnings.  The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 3, 2008 and March 11, 2008, the Company issued 7,190 and 1,509 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.  On March 20, 2007 and March 21, 2006, the Company issued 20,232 and 21,925 shares of restricted stock in the aggregate, respectively, to its non-employee directors under the Director Restricted Stock Plan.

A summary of the Company’s directors’ restricted stock awards as of January 3, 2009, and changes during the year ended is as follows:

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2007	30,015	$ 5.33
Restricted shares granted	8,699	13.79
Restricted shares where the restriction lapsed	–	N/A
Restricted shares forfeited	–	N/A
Stock awards outstanding January 3, 2009	38,714	$ 7.23

Long-Term Incentive Opportunity Awards.  The Committee has adopted a Long-Term Incentive Plan (the “LTIP”) for the Company’s key employees, as a subplan under the terms of the 2004 Plan.  The principal purpose of the LTIP is to encourage the Company’s executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders’ return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock opportunities under the LTIP for fiscal 2008 to certain of the Company’s officers, including the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, Commodities and Sales and Services (the “2008 Restricted Stock Awards”).  The restricted stock underlying the 2008 Restricted Stock Awards is issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2008.  Accordingly, in accordance with the terms of the 2008 Restricted Stock Awards, it is anticipated that the restricted stock will be granted and issued to the executives on the fourth business day after the Company releases its annual financial results for fiscal 2008.  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its annual financial results for fiscal 2008.  These awards vest in four equal installments, with the first installment vesting immediately upon the grant date and the remaining three installments vesting on the next three anniversary dates of the grant. The award is treated as a liability until the grant date when the number of shares to be issued is known, and then it becomes equity-classified.  At January 3, 2009 and December 29, 2007 the Company recorded a liability of approximately $1.1 million and $0.9 million on the balance sheet for the long-term incentive opportunities.

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

Effective January 1, 2008, the Darling National LLC Pension Retirement Plan was merged into the Darling International Inc. Hourly Employees’ Retirement Plan, which plan was then amended and restated.  Employees from both plans are entitled to their accrued benefit as of December 31, 2007 under their prior plan design, plus benefit accruals after January 1, 2008 using the new benefit of $20 for each year of service with no cap on service years with no effect on accumulated benefits.  Previously, these hourly employees had been accruing $20-$30 per year of service, depending on location of employment.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Also effective January 1, 2008, the Darling International Inc. Salaried Employees’ Retirement Plan, a defined benefit plan, was amended.  Effective January 1, 2008, all of the Company’s eligible salaried employees participate in this plan, including all former Darling National salaried employees who did not have a defined benefit plan prior to January 1, 2008.  All eligible salaried employees are entitled to their accrued benefit as of December 31, 2007, which accrued benefit is an amount equal to 1.8% times years of service (up to 25 years) times final average pay plus 0.5% for each additional service year beyond 25 years, with a total service year cap of 40 years with no effect on accumulated benefits.  Effective January 1, 2008, for service years earned going forward, the benefit accrual will be 0.25% times years of service times final average pay.

Also effective January 1, 2008, the Darling National LLC Retirement Savings Plan was amended and restated to, among other things, update the plan for the Economic Growth and Tax Relief Reconciliation Act and change the name of the plan to the Darling International Inc. Hourly 401(k) Savings Plan.  Effective January 1, 2008, all of the Company’s hourly employees are eligible to participate in this plan, which allows for elective deferrals, an employer match equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year, and an employer contribution equal to $520 per year.  Previously, certain of the Company’s hourly employees were only given the opportunity to make deferrals.  The $520 employer contribution will be a new contribution for all participating hourly employees.  This plan accepted the transfer of assets and liabilities of the hourly employees that had account balances in the Darling International Inc. 401(k) Savings Plan which existed prior to January 1, 2008.  The Company’s matching portion to the Darling International Inc. Hourly 401(k) Savings plan for fiscal 2008 was approximately $0.6 million.

Effective January 1, 2008, the Darling International Inc. 401(k) Savings Plan, a defined contribution plan, was amended and restated and became the Darling International Inc. Salaried 401(k) Savings Plan and now includes all eligible salaried employees.  This plan received the assets and liabilities of participating salaried employees under the Darling National LLC Retirement Savings Plan.  Effective January 1, 2008, the Darling International Inc. Salaried 401(k) Savings Plan includes an employer contribution based on age (ranging from 2-5% of compensation per year), and will continue to allow for employee deferrals.  Previously, only the Darling National employees received an employer match, which was equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year. The Company’s matching portion to the Darling International Inc. Salaried 401(k) Savings Plan for fiscal 2008 was approximately $1.4 million.  The Company’s match in fiscal 2007 for the previous Darling National plan was approximately $0.2 million.

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

In addition, SFAS 158 requires that companies using a measurement date other than the fiscal year end change to a fiscal year end measurement date effective for years ending after December 15, 2008.  The Company adopted the measurement date provision in 2008 the impact of which was not material.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheets based on the measurement date (January 3, 2009 and October 1, 2007) (in thousands):

	January 3, 2009	December 29, 2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$ 90,742	$ 88,719
Service cost	1,328	2,328
Interest cost	6,773	5,011
Actuarial loss/(gain)	2,529	(1,822)
Benefits paid	(4,990)	(3,570)
Other	157	76
Projected benefit obligation at end of period	96,539	90,742

Change in plan assets:
Fair value of plan assets at beginning of period	81,578	69,898
Post measurement date contributions	–	123
Actual return on plan assets	(22,857)	8,941
Employer contribution	6,545	6,186
Benefits paid	(4,990)	(3,570)
Fair value of plan assets at end of period	60,276	81,578

Funded status	(36,263)	(9,164)
Post-measurement date contributions	–	–
Net amount recognized	$ (36,263)	$ (9,164)
Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$ (36,263)	$ (9,164)
Net amount recognized	$ (36,263)	$ (9,164)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$ 44,277	$ 11,107
Prior service cost	503	499
Net amount recognized (a)	$ 44,780	$ 11,606

(a)	Amounts do not include deferred taxes of $17.0 million and $4.2 million at January 3, 2009 and December 29, 2007, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $90.1 million and $84.0 million at January 3, 2009 and December 29, 2007, respectively.

	January 3, 2009	December 29, 2007
Projected benefit obligation	$ 96,539	$ 90,742
Accumulated benefit obligation	90,143	83,953
Fair value of plan assets	60,276	81,578

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net pension cost includes the following components (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Service cost	$ 1,067	$ 2,328	$ 2,429
Interest cost	5,442	5,011	4,673
Expected return on plan assets	(6,603)	(5,636)	(5,192)
Net amortization and deferral	472	1,269	1,792
Net pension cost	$ 378	$ 2,972	$ 3,702

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2008	2007
Actuarial gains recognized:
Reclassification adjustments	$ 213	$ 705
Actuarial (loss)/gain recognized during the period	(20,578)	3,139
SFAS 158 measurement date adjustment	52	–
Prior service (cost) credit recognized:
Reclassification adjustments	75	72
Prior service cost arising during the period	(96)	(46)
SFAS 158 measurement date adjustment	19	–
	$ (20,315)	$ 3,870

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2009 is as follows (in thousands):

2009
Net actuarial loss	$ 4,178
Prior service cost	143
$ 4,321

Weighted average assumptions used to determine benefit obligations were:

	January 3, 2009	December 29, 2007	December 30, 2006
Discount rate	6.10%	6.00%	5.75%
Rate of compensation increase	4.08%	4.10%	4.08%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 3, 2009	December 29, 2007	December 30, 2006
Discount rate	6.00%	5.75%	5.50%
Rate of increase in future compensation levels	4.10%	4.08%	4.32%
Expected long-term rate of return on assets	8.10%	8.25%	8.38%

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Consideration was made to the long-term time horizon for the plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years (except for 2008) having strong double digit returns as well as several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 8.10% for the plans’ investments as a whole.

Plan Assets

The Company’s pension plan weighted-average asset allocations at January 3, 2009 and December 29, 2007, by asset category, are as follows:

	Plan Assets at
Asset Category	January 3, 2009	December 29, 2007
Equity Securities	55.6%	60.9%
Debt Securities	44.2%	39.1%
Other	0.2%	–%
Total	100.0%	100.0%

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective.  The strategic asset allocation is based on this long-term perspective.  However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity.  Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.  The results of a thorough asset-liability study completed during 2008 reinforced the appropriateness of the Company’s target asset allocation ranges described herein.

Based upon the plans’ time horizon, risk tolerances, performance expectations, asset class constraints and asset-liability study results, target asset allocation ranges are as follows:

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The domestic equity allocation is invested in stocks traded on one of the U.S. stock exchanges.  Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased.  The majority of the domestic equities are invested in large, mid, and small cap index accounts that are well diversified. These index accounts utilize the Standard & Poor’s (“S&P”) 500, S&P 400 and S&P 600, respectively.  By definition, small cap investments carry greater risk, but also are expected to create greater returns over time.  The plans target approximately 7.5% of the total asset mix to small cap.  American Depository Receipts (“ADR’s”) may not account for more than 3% of the holdings.  Small company stocks may not exceed 15% of the plans’ assets.  Small company definitions fluctuate with market levels, but generally will be considered companies with market capitalizations less than $1.5 billion.  The portfolio will be diversified in terms of individual company securities and industries.

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

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five to seven years.  Reallocations are performed at a minimum of twice a year to retain target asset allocation ranges.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of less than $0.1 million to meet funding requirements for its pension plans in fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2009	$ 4,000
2010	3,970
2011	4,120
2012	4,260
2013	4,440
Years 2014 – 2018	26,700

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company's proportionate share of the over-and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available.  The Company’s portion of contributions to these plans amounted to $2.8 million, $2.6 million and $2.0 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In August 2006 the Pension Protection Act of 2006 (“PPA”) was signed into law and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  Should a multi-employer plan elect to terminate rather than increase contributions, the Company will record a liability for its cost of the plan termination when such liability becomes probable and estimable.  One multi-employer plan in which the Company participates has given notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the PPA.  Based upon the Company’s initial review and conversations with other participating employers in this “Critical Status” plan, it appears probable that there will be a mass withdrawal termination of this plan.  As a result, the Company accrued approximately $3.2 million based on the most recent information that is probable and estimable for this plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

NOTE 14.	DERIVATIVES

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Company’s credit agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Company’s credit agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At January 3, 2009, the fair value of these interest swap agreements was $3.6 million and is included in non-current other liabilities on the consolidated balance sheet, with the offset recorded to accumulated other comprehensive loss for the effective portion and other expense for the ineffective portion of the interest rate swap.

A summary of the derivative adjustment recorded to accumulated other comprehensive income, the net change arising from hedging transactions, and the amounts recognized in earnings during the years ended January 3, 2009 and December 29, 2007 are as follows (in thousands):

	2008	2007
Derivative adjustment included in accumulated other comprehensive loss at January 3, 2009 and December 29, 2007	$ 1,143	$ 408
Net change arising from current period hedging transactions	1,714	781
Reclassifications into earnings	(777)	(46)
Accumulated other comprehensive loss at January 3, 2009 and December 29, 2007 (a)	$ 2,080	$ 1,143

(a)
Reported as accumulated other comprehensive loss of approximately $3.4 million and $1.9 million recorded net of taxes of approximately $1.3 million and $0.7 million at January 3, 2009 and December 29, 2007, respectively.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2008	2007
Loss to interest expense related to interest rate swap settlements	$ 777	$ 46
Loss to other expenses related to net change arising from current interest rate swap transactions (ineffective portion)	195	–
Total reclassification into earnings	$ 972	$ 46

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at January 3, 2009 into earnings in fiscal 2009 will be approximately $1.5 million.

At January 3, 2009, the Company has forward purchase agreements in place for purchases of approximately $13.3 million of natural gas and diesel fuel for fiscal 2009.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

NOTE 15.	FAIR VALUE MEASUREMENT

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of January 3, 2009 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at January 3, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$ 3,593	$ —	$ 3,593	$ —
Total	$ 3,593	$ —	$ 3,593	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts, which represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 16.	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2008, 2007 and 2006.

NOTE 17.	CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 3, 2009 and December 29, 2007, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $17.3 million and $17.1 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”).  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations and intends to defend itself vigorously.  As of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position or results of operation.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In July 2007, a judgment was entered in a litigation matter involving a contract dispute in which the Company was a party.  The judgment required the Company to convey an unused parcel of property recorded on the books for approximately $500,000 to the counterparty for that amount.  In December 2007, a judgment was entered in the matter awarding the counterparty approximately $2.6 million in attorneys’ fees and costs.  The Company filed appeals of both judgments.  The Company settled this matter during the first quarter of fiscal 2008.  Pursuant to the terms of the settlement, the Company transferred the property to the counterparty for a purchase price of $500,000, paid the counterparty approximately $2.2 million towards attorneys’ fees and costs and agreed to dismiss its pending appeals with prejudice.  In addition, the parties exchanged mutual releases.  The Company recorded a charge of $2.2 million for the attorneys’ fees and costs in the fourth quarter of 2007, which is included in selling, general and administrative expenses.

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

NOTE 18.	BUSINESS SEGMENTS

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Business Segment Net Revenues (in thousands):

Year Ended
January 3, 2009	December 29, 2007	December 30, 2006
Rendering:
Trade	$585,108	$464,468	$279,011
Intersegment	50,832	42,095	29,194
	635,940	506,563	308,205
Restaurant Services:
Trade	222,384	180,845	127,979
Intersegment	10,118	5,311	3,111
	232,502	186,156	131,090

Eliminations	(60,950)	(47,406)	(32,305)
Total	$807,492	$645,313	$406,990

Business Segment Profit/(Loss)  (in thousands):

Year Ended
January 3, 2009	December 29, 2007	December 30, 2006
Rendering	$101,439	$ 85,654	$ 33,177
Restaurant services	29,896	34,953	14,789
Corporate activities	(73,755)	(70,029)	(35,675)
Interest expense	(3,018)	(5,045)	(7,184)
Net income	$ 54,562	$ 45,533	$ 5,107

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

As discussed in Note 17, the Company received proceeds of $2.2 million during the first quarter of fiscal 2007 as a result of a service provider’s failure to provide steam under a service agreement to one of the Company’s plants.  The Company recorded approximately $1.2 million of the proceeds as a reduction of cost of sales in the Company’s rendering segment and approximately $1.0 million as a reduction of selling and general and administrative costs in the corporate segment.

Business Segment Assets (in thousands):
	January 3, 2009	December 29, 2007
Rendering	$ 155,318	$ 162,091
Restaurant Services	46,718	40,518
Combined Rendering/Restaurant Services	99,857	106,958
Corporate Activities	92,482	41,771
Total	$ 394,375	$ 351,338

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Business Segment Property, Plant and Equipment (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Depreciation and amortization:
Rendering	$ 14,270	$ 13,509	$ 11,388
Restaurant Services	4,310	3,881	3,844
Corporate Activities	5,853	5,824	5,454
Total	$ 24,433	$ 23,214	$ 20,686
Capital expenditures:
Rendering	$ 11,723	$ 2,880	$ 1,421
Restaurant Services	610	538	254
Combined Rendering/Restaurant Services	15,776	10,609	8,644
Corporate Activities	2,897	1,525	1,481
Total (a)	$ 31,006	$ 15,552	$ 11,800

(a)
Excludes the capital assets acquired as part of the acquisition of substantially all of the assets of API Recycling and NBP of approximately $3.4 million and $51.9 million in fiscal 2008 and fiscal 2006, respectively.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006

Domestic	$ 675,257	$ 473,694	$ 294,301
Foreign	132,235	171,619	112,689
Total	$ 807,492	$ 645,313	$ 406,990

The Company attributes revenues from external customers to individual foreign countries based on the destination of the Company’s shipments.  For fiscal 2008, 2007 and 2006, no individual foreign country comprised more than 5% of the Company’s consolidated revenue.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 19.	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended January 3, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$ 201,956	$ 220,858	$ 236,227	$ 148,451
Operating income/(loss)	35,167	39,735	37,312	(19,538)
Income/(loss) from operations before income taxes	34,489	39,093	36,695	(20,361)
Net income/(loss)	21,461	24,079	22,994	(13,972)

Basic earnings per share	0.26	0.30	0.28	(0.17)
Diluted earnings per share	0.26	0.29	0.28	(0.17)

	Year Ended December 29, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$ 138,612	$ 159,425	$ 171,831	$ 175,445
Operating income	17,043	17,410	21,010	25,184
Income from operations before income taxes	14,981	15,982	19,739	24,330
Net income	9,580	9,482	12,100	14,371

Basic earnings per share	0.12	0.12	0.15	0.18
Diluted earnings per share	0.12	0.12	0.15	0.18

(a)
Included in operating loss in the fourth quarter of fiscal 2008 is a charge for goodwill impairment of approximately $15.9 million and an estimated accrued liability of approximately $3.2 million related to a multi-employer pension plan where the Company is seeking a mass withdrawal termination.  In addition, the fourth quarter of fiscal 2008 includes an additional week of operations that did not have a material impact on results.

NOTE 20.	NEW ACCOUNTING PRONOUNCEMENTS

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51"  (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 are effective as of the beginning of the Company’s 2009 fiscal year on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting standard.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This staff position became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company has adopted this staff position for the consolidated financial statements contained within this Form 10-K.  The adoption of this staff position did not have an impact to the consolidated financial statements of the Company.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting this new FSP.

NOTE 21.	SUBSEQUENT EVENT

    On February 23, 2009, the Company acquired substantially all of the assets of Boca Industries, Inc. headquartered in Smyrna, Georgia for approximately $12.5 million.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions Charged to:			Balance at
Description	Beginning of Period	Costs and Expenses	Other (a)	Deductions (b)	End of Period

Reserve for bad debts:
Year ended January 3, 2009	$ 1,466	$ 1,506	$ –	$ 659	$ 2,313
Year ended December 29, 2007	$ 1,639	$ 407	$ –	$ 580	$ 1,466
Year ended December 30, 2006	$ 728	$ 874	$ 596	$ 559	$ 1,639

Deferred tax valuation allowance:
Year ended January 3, 2009	$ 4,793	$ –	$ –	$ 4,573	$ 220
Year ended December 29, 2007	$ 9,416	$ –	$ –	$ 4,623	$ 4,793
Year ended December 30, 2006	$ 19,086	$ –	$ –	$ 9,670	$ 9,416

(a)	Includes amounts acquired as part of the NBP acquisition.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 3, 2009.

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

  The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board-Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  The information required by this Item will appear in the sections entitled “Executive Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

  The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

  The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

  The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Goverance-Independent Directors” included in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required by this Item will appear in the section entitled “Independent Auditors” included in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	43

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44

	Consolidated Balance Sheets
	January 3, 2009 and December 29, 2007	45

	Consolidated Statements of Operations-
	Three years ended January 3, 2009	46

	Consolidated Statements of Stockholders’ Equity -
	Three years ended January 3, 2009	47

	Consolidated Statements of Cash Flows -
	Three years ended January 3, 2009	49

	Notes to Consolidated Financial Statements	50

(2)	The following financial statement schedule is included in Item 8.

	Schedule II – Valuation and Qualifying Accounts
	Three years ended January 3, 2009	80

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits.

Exhibit No.	Document

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.8
Second Amendment to Credit Agreement dated as of October 8, 2008, by and among Darling International Inc., as borrower, various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2008 and incorporated herein by reference).

10.9
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

10.12 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.13 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.15*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.16 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.17 *
Darling International Inc. Compensation Committee Executive Compensation Program Policy Statement adopted January 15, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.18*	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.19*	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.20*
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.21*	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.22 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.23 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.24 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.25 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.26*
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

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

/ s /	Randall C. Stuewe	Chairman of the Board and	March 4, 2009
	Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/ s /	John O. Muse	Executive Vice President -	March 4, 2009
	John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/ s /	O. Thomas Albrecht	Director	March 4, 2009
O. Thomas Albrecht

/ s /	C. Dean Carlson	Director	March 4, 2009
C, Dean Carlson

/ s /	Marlyn Jorgensen	Director	March 4, 2009
Marlyn Jorgensen

/ s /	Charles Macaluso	Director	March 4, 2009
Charles Macaluso

/ s /	John D. March	Director	March 4, 2009
John D. March

/ s /	Michael Urbut	Director	March 4, 2009
Michael Urbut

INDEX TO EXHIBITS

3.1		Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

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

10.8
Second Amendment to Credit Agreement dated as of October 8, 2008, by and among Darling International Inc., as borrower, various lending institutions party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2008 and incorporated herein by reference).

10.9
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

10.12	*	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.13	*	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14	*	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.15	*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.16	*
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.17	*
Darling International Inc. Compensation Committee Executive Compensation Program Policy Statement adopted January 15, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.18	*	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.19	*	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.20	*
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.21	*	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.22	*
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.23	*	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.24	*	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.25	*
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.26	*	Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

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