Form 10-Q
period 2009-04-04
DARLING INTERNATIONAL INC
filed 2009-05-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No ____

    Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes            No ___

  Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

   Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

           There were 82,216,690 shares of common stock, $0.01 par value, outstanding at May 7, 2009.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 2009

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	April 4, 2009 (unaudited) and January 3, 2009

	Consolidated Statements of Operations (unaudited)	4
	Three months ended April 4, 2009 and March 29, 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Three months ended April 4, 2009 and March 29, 2008

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	30

Item 4.	CONTROLS AND PROCEDURES	31

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	32

	Signatures	33

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 4, 2009 and January 3, 2009
(in thousands, except shares)

	April 4, 2009	January 3, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$38,178	$50,814
Restricted cash	430	449
Accounts receivable	41,337	40,424
Inventories	18,142	22,182
Income taxes refundable	11,098	11,248
Other current assets	6,926	6,696
Deferred income taxes	6,430	6,656
Total current assets	122,541	138,469
Property, plant and equipment, less accumulated depreciation of $214,289 at April 4, 2009 and $211,306 at January 3, 2009	147,692	143,291
Intangible assets, less accumulated amortization of $48,209 at April 4, 2009 and $47,281 at January 3, 2009	38,372	35,982
Goodwill	66,958	61,133
Other assets	6,840	6,623
Deferred income taxes	5,876	8,877
	$388,279	$394,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable, principally trade	17,175	16,243
Accrued expenses	37,321	49,780
Total current liabilities	59,496	71,023

Long-term debt, net of current portion	31,250	32,500
Other non-current liabilities	54,278	54,274
Total liabilities	145,024	157,797

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,619,970 and 82,169,076 shares issued at April 4, 2009 and at January 3, 2009, respectively	826	822
Additional paid-in capital	157,961	156,899
Treasury stock, at cost; 403,280 and 401,094 shares at April 4, 2009 and January 3, 2009, respectively	(3,855)	(3,848)
Accumulated other comprehensive loss	(29,042)	(29,850)
Retained earnings	117,365	112,555
Total stockholders’ equity	243,255	236,578
	$388,279	$394,375

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 4, 2009 and March 29, 2008

(in thousands, except per share data)
(unaudited)

	April 4, 2009	March 29, 2008
Net sales	$133,000	$201,956
Costs and expenses:
Cost of sales and operating expenses	103,543	146,296
Selling, general and administrative expenses	14,757	14,701
Depreciation and amortization	5,937	5,792
Total costs and expenses	124,237	166,789
Operating income	8,763	35,167

Other income/(expense):
Interest expense	(658)	(845)
Other, net	(237)	167
Total other income/(expense)	(895)	(678)

Income from operations before income taxes	7,868	34,489
Income taxes	3,058	13,028
Net income	$4,810	$21,461

Basic income per share	$0.06	$0.26
Diluted income per share	$0.06	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 4, 2009 and March 29, 2008
(in thousands)
(unaudited)

	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$4,810	$21,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,937	5,792
Loss (Gain) on disposal of property, plant, equipment and other assets	104	(33)
Deferred taxes	3,227	(702)
Stock-based compensation expense	304	342
Changes in operating assets and liabilities, net of effects
from acquisitions:
Restricted cash	19	24
Accounts receivable	(913)	883
Income taxes refundable	150	–
Inventories and prepaid expenses	3,666	(6,479)
Accounts payable and accrued expenses	(11,679)	4,048
Other	1,752	2,405
Net cash provided by operating activities	7,377	27,741
Cash flows from investing activities:
Capital expenditures	(6,149)	(4,708)
Acquisitions	(12,500)	–
Gross proceeds from disposal of property, plant and equipment and other assets	76	634
Net cash used by investing activities	(18,573)	(4,074)
Cash flows from financing activities:
Payments on debt	(1,250)	(1,250)
Contract payments	(19)	(46)
Issuance of common stock	–	128
Minimum withholding taxes paid on stock awards	(108)	(67)
Excess tax benefits from stock-based compensation	(63)	114
Net cash used by financing activities	(1,440)	(1,121)
Net increase/(decrease) in cash and cash equivalents	(12,636)	22,546
Cash and cash equivalents at beginning of period	50,814	16,335
Cash and cash equivalents at end of period	$38,178	$38,881
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$667	$766
Income taxes, net of refunds	$248	$1,329

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 4, 2009
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 4, 2009 and March 29, 2008 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2009.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 4, 2009, and include the 13 weeks ended April 4, 2009, and the 13 weeks ended March 29, 2008.

(c)	Earnings Per Share

On January 4, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Non-vested and restricted share awards granted to the Company’s employees and non-employee directors contain non-forfeitable dividend rights and, therefore, are considered participating securities in accordance with FSP EITF 03-6-1.  The Company has prepared the current period earnings per share computations and retrospectively revised the Company’s comparative prior period computations to include in basic and diluted earnings per share non-vested and restricted share awards considered participating securities. The adoption of FSP EITF 03-6-1 increased the number of common shares included in basic and diluted earnings per share, but had no impact on reported earnings per share.

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 4,			March 29,
		2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$4,810	81,896	$ 0.06	$21,461	81,394	$ 0.26

Diluted:
Effect of dilutive securities:
Add: Option shares in the money	—	764	—	—	1,309	—
Less: Pro forma treasury shares	—	(578)	—	—	(504)	—
Net income	$4,810	82,082	$ 0.06	$21,461	82,199	$ 0.26

For the three months ended April 4, 2009 and March 29, 2008, respectively, 56,000 and 20,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisitions

On February 23, 2009, the Company acquired substantially all of the assets of Boca Industries, Inc., a grease trap services business headquartered in Smyrna, Georgia (the “Boca Transaction”) for approximately $12.5 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Boca Transport, Inc. and Donald E. Lenci. The assets acquired in the Boca Transaction will increase the Company’s capabilities to grow revenues and continue the Company’s strategy of broadening its restaurant services segment.

Effective February 23, 2009, the Company began including the operations of the Boca Transaction into the Company’s consolidated financial statements.  Pro forma results of operations have not been presented because the effect of the acquisition is not material.  The Company paid approximately $12.5 million in cash for assets consisting of property, plant and equipment of $3.3 million, intangible assets of $3.3 million, goodwill of $5.8 million and other of $0.1 million on the closing date.  The goodwill was assigned to the restaurant services segment and is expected to be deductible for tax purposes and the identifiable intangibles have a weighted average life of nine years.

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

(4)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At April 4, 2009 and January 3, 2009, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $17.5 million and $17.3 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial statements.

The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”).  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations and intends to defend itself vigorously.  As of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position or results of operation.

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

Business Segment Net Sales (in thousands):
	Three Months Ended
	April 4, 2009	March 29, 2008
Rendering:
Trade	$103,541	$147,576
Intersegment	3,629	13,483
	107,170	161,059
Restaurant Services:
Trade	29,459	54,380
Intersegment	2,163	1,824
	31,622	56,204
Eliminations	(5,792)	(15,307)
Total	$133,000	$201,956

Business Segment Profit/(Loss) (in thousands):
	Three Months Ended
	April 4, 2009	March 29, 2008
Rendering	$17,518	$35,061
Restaurant Services	301	10,053
Corporate	(12,351)	(22,808)
Interest expense	(658)	(845)
Net Income	$4,810	$21,461

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

Business Segment Assets (in thousands):
	April 4, 2009	January 3, 2009
Rendering	$152,158	$155,318
Restaurant Services	60,218	46,718
Combined Rendering/Restaurant Services	101,008	99,857
Corporate	74,895	92,482
Total	$388,279	$394,375

(6)	Income Taxes

The Company has provided income taxes for the three-month periods ended April 4, 2009 and March 29, 2008, based on its estimate of the effective tax rate for the entire 2009 and 2008 fiscal years.

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

(7)	Debt

Credit Agreement

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of April 4, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At April 4, 2009 under the Credit Agreement, the interest rate for $36.25 million of the term loan that was outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 2.25% per annum.  At April 4, 2009 there were no outstanding borrowings under the Company’s revolving facility.

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

The Credit Agreement consisted of the following elements at April 4, 2009 and January 3, 2009, respectively (in thousands):

	April 4, 2009	January 3, 2009
Term Loan	$36,250	$37,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	16,253	16,424
Availability	$108,747	$108,576

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of April 4, 2009, the Company was in compliance with all the covenants contained in the Credit Agreement.  At April 4, 2009, the Company had unrestricted cash of $38.2 million, compared to unrestricted cash of $50.8 million at January 3, 2009 and $38.9 million at March 29, 2008.

(8)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of protein inventories by reducing the potential of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At April 4, 2009, the Company had two interest rate swaps and no natural gas swaps or collars or inventory swaps.

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

Cash Flow Hedges

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

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 4, 2009 into earnings over the next 12 months will be approximately $1.5 million.  No cash flow hedges were discontinued during the first quarter 2009.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments under SFAS 133 as of April 4, 2009 and January 3, 2009 (in thousands):

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 4, 2009	January 3, 2009

Interest rate swaps	Other noncurrent liabilities	$ 3,368	$ 3,593

Total derivatives not designated as hedges		–	–

Total liability derivatives		$ 3,368	$ 3,593

The effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended April 4, 2009 and March 29, 2008 are as follows (in thousands):

Amount of Loss Recognized
in OCI on Derivatives
Derivative in SFAS 133 Cash Flow	(Effective Portion)
Hedging Relationships	April 4, 2009	March 29, 2008

Interest rate swaps (a)	$ 3,158	$ 3,112

(a)
Amount recognized in other comprehensive income (effective portion) is reported as accumulated other comprehensive loss of $3.2 million and $3.1 million recorded net of taxes of approximately $1.2 million and $1.2 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

Amount of Loss Reclassified from
Location of Loss Reclassified from	Accumulated OCI into Income
Accumulated OCI into Income	(Effective Portion)
(Effective Portion)	April 4, 2009	March 29, 2008

Interest expense	$ 370	$ 63

Amount of Loss Recognized
Income on Derivative (Ineffective
Location of Loss Recognized in Income	Portion and Amount Excluded
On Derivative (Ineffective Portion and Amount	from Effectiveness Testing)
Excluded from Effectiveness Testing)	April 4, 2009	March 29, 2008

Other, net	$ 14	$ –

At April 4, 2009, the Company has forward purchase agreements in place for purchases of approximately $10.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(9)	Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components. For the three months ended April 4, 2009 and March 29, 2008, total comprehensive income was $5.6 million and $20.8 million, respectively.

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

Net pension cost for the three months ended April 4, 2009 and March 29, 2008 includes the following components (in thousands):

	April 4, 2009	March 29, 2008
Service cost	$ 246	$ 267
Interest cost	1,442	1,360
Expected return on plan assets	(1,203)	(1,651)
Amortization of prior service cost	36	31
Amortization of net loss	1,044	87
Net pension cost	$ 1,565	$ 94

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 4, 2009, the Company expects to contribute approximately $1.4 million to its pension plans to meet funding requirements during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates gave notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to the one multi-employer plan that terminated for approximately $1.4 million, which included a release for any future liability.  Two of the underfunded multi-employer plans in which the Company participates have given notification of “Critical Status” under the federal Pension Protection Act (the “PPA”).  Based upon the Company’s initial review and conversations with other participating employers in one of these “Critical Status” plans, it appears probable that there will be a mass withdrawal termination of this plan.  As a result, the Company accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan. As of April 4, 2009, the Company has not received any further information regarding the Critical Status plans.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

(12)	Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The Company adopted SFAS 157-2 on January 4, 2009.  The adoption of SFAS 157 and FSP No. 157-2 did not have a material impact on the Company’s fair value measurements.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of April 4, 2009 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at April 4, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liabilities	$ 3,368	$ —	$ 3,368	$ —
Total	$ 3,368	$ —	$ 3,368	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts, which represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

The following table presents the Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis as of April 4, 2009 and are categorized using the fair value hierarchy under SFAS 157.

Fair Value Measurements at April 4, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Identifiable Intangibles	$ 3,275	$ —	$ —	$ 3,275
Goodwill	5,847	—	$ —	5,847
	$ 9,122	$ —	$ —	$ 9,122

Identifiable intangible assets and goodwill represent the fair value of amounts recognized as a result of the Boca Transaction as discussed in Note 2 Acquisitions.  Significant unobservable inputs were used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.  Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized asset fair values including the identifiable intangible asset values.

(13)      New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, Business Combinations. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions.  The adoption of this accounting standard did not have a material impact on the determination or reporting of the Company’s financial results for the period ended April 4, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 were adopted by the Company on January 4, 2009 on a prospective basis.  The adoption of this accounting standard did not have an impact to the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  SFAS 161 was adopted on January 4, 2009.  The adoption of this accounting standard did not have a material effect to the consolidated financial statements of the Company.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 was adopted on January 4, 2009.  The adoption of this staff position did not have a material effect to the consolidated financial statements of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, with earlier application permitted.  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting this new FSP.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this staff position did not have a material impact on the determination or reporting of the Company’s financial results for the period ended April 4, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.  The Company processes raw materials at 44 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of livestock feed, oleo-chemicals, soaps, leather goods and pet foods, for use as ingredients in their products or for further processing.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2009.

During the first quarter of fiscal 2009 the Company’s operating performance improved relative to the fourth quarter of fiscal 2008.  Raw material volumes declined materially as general economic conditions continue to influence consumer spending habits both in the U.S. and foreign markets.  Finished product prices remained highly volatile during the first quarter of 2009, and although prices were down compared to the first quarter of fiscal 2008, prices were improved over the fourth quarter of fiscal 2008.  Improvement in energy costs continued to translate into lower operating costs for the Company and trade flows and exports showed some signs of improvement during the first quarter of 2009.

The restaurant services business segment experienced several regionally-isolated challenges during the first quarter of fiscal 2009.  Forward export sales made during the fourth quarter of fiscal 2008 for inventory management purposes at low market prices was the primary driver of restaurant services operating results in the first quarter of fiscal 2009.  Additionally, the Company experienced reductions in raw material volumes related to seasonality and general economic deterioration.  The Company is adjusting its pricing and collection fees where appropriate to compensate for these challenges.

Operating income decreased by $26.4 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2009 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2009

•
Lower finished product prices as compared to the first quarter of fiscal 2008 are a result of the decline of the U.S. economy and world economy.  Lower finished product prices were unfavorable to the Company’s sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Lower raw material volumes were collected from suppliers during the first quarter of 2009 as compared to fiscal 2008.  Management believes the decline in the general performance of the U.S. economy and weaker overall slaughter margins in the meat processing industry contributed to a decline in raw material volumes collected by the Company during the quarter.  The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel declined during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 a continuation of overall lower energy costs resulting from a decline of the general performance of the U.S. economy.  Lower energy prices were favorable to the Company’s cost of sales.  The financial impact of lower energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2009 and Thereafter

Critical Issues and Challenges:

•
The decline of the general performance of the U.S. economy has forced the Company’s raw material suppliers to reduce their slaughters in the first quarter of 2009.  If this slaughter reduction continues or accelerates, there could be a negative impact on the Company’s ability to obtain raw materials for the Company’s operations.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Although prices continued to remain low in the first quarter of fiscal 2009 as compared to the most recent history, it is unclear that prices have stabilized at these lower costs.  The Company will continue to manage these costs and attempt to minimize these expenses which represent an ongoing challenge to the Company’s operating results for future periods.

•
Finished product prices for commodities have increased during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.  No assurance can be given that this increase in commodity prices for BFT, YG and MBM will continue in the future.  A future decrease in commodity prices, coupled with the current decline of the general performance of the U.S. economy and the inability of consumers and companies to obtain credit due to the continuing lack of liquidity in the financial markets, could have a significant impact on the Company’s earnings for the remainder of fiscal 2009 and into future periods.

BSE and Other Food Safety Issues

•
On April 25, 2008, the FDA published “Substances Prohibited From Use in Animal Food or Feed,” (the “Final BSE Rule”), which was to be effective as a final rule on April 27, 2009 (“Effective Date”).  The Final BSE Rule amended 21 CFR 589.2000 and added 21 CFR 589.2001 to prohibit the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE;  (2) brain and spinal cord from cattle aged 30 months and older;  (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not or cannot be “effectively” removed (“Decomposing Cattle Carcasses”); and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals if such tallow contains more than 0.15% insoluble impurities.  Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule. On July 15, 2008, the FDA released “Feed Ban Enhancement Implementation: Questions and Answers”, which was updated by the FDA on March 10, 2009,  to address questions about the Final BSE Rule submitted to the FDA by industry.  On November 26, 2008 the FDA issued “Draft Guidance for Industry: Small Entities Compliance Guide for Renderers – Substances Prohibited from use in Animal Food or Feed” as a draft guidance on the implementation of the Final BSE Rule.  However, in response to issues raised by cattle producers, meat processors, state agencies and other affected stakeholders over the disposal of material prohibited by the Final BSE Rule that would not be rendered, the FDA proposed on April 9, 2009 to delay the Effective Date of the Final BSE Rule by 60 days and accepted public comments on the proposed delay until April 16, 2009. On April 24, 2009, the FDA affirmed that the Effective Date would not change, but delayed enforcement of its Final BSE Rule until October 26, 2009 (“Compliance Date”) to allow affected stakeholders more time to address the disposal issues created by the Final BSE Rule.  The FDA also stated its intent to publish its Final Guidance for Industry on compliance with the Final BSE Rule prior to the Compliance Date.  The Company has made capital expenditures and implemented new processes and procedures and was prepared to be compliant with the Final BSE Rule at all of its operations on the Effective Date.  The Company is continuing to operate in compliance with the Final BSE Rule at many of its operations; however, as the FDA intended when it delayed enforcement of the Final BSE Rule and extended the Compliance Date, some of the Company’s facilities have temporarily resumed accepting Decomposing Cattle Carcasses to assist raw material suppliers and state agencies while alternative disposal options are developed and permitted. Based on the foregoing, while the Company believes that certain interpretive and enforcement issues remain unresolved with respect to the Final BSE Rule that require clarification and guidance from the FDA and that certain additional capital expenditures will be required for compliance, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of May 5, 2009, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
The recent spread of 2009 H1N1 flu (initially know as “Swine Flu”) was initially linked to hogs even though hogs have not been determined to be the source of the outbreak in humans.  Management does not believe that the 2009 H1N1 flu will have a material impact on the operations of the Company; however, a resurgence of the 2009 H1N1 flu or the occurrence of any other disease that is correctly or incorrectly linked to animals and which has a negative impact on meat consumption or animal production could have a negative impact on the volume of raw materials available to the Company or the demand for the Company’s finished products.

•
On May 13, 2008, the FDA held a public meeting to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (“the Act”) and to receive public comments on such intended actions. The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry by September 20, 2008.  On May 27, 2008, however, the FDA announced that the Reportable Food Registry would not be operational until the spring of 2009. As of May 5, 2009, the FDA has not made such an announcement.  The impact of the Act on the Company, if any, will not be clear until the FDA establishes a Reportable Food Registry, completes the rulemaking process and publishes written guidance or new regulations.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  While food and feed safety issues continue to be debated by Congress, it has not granted such new authorities to the FDA as of May 5, 2009.

Results of Operations

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

Summary of Key Factors Impacting First Quarter 2009 Results:

Principal factors which contributed to a $26.4 million decrease in operating income, which are discussed in greater detail in the following section, were:
•	Lower finished product prices,
•	Lower raw material volume, and
•	Lower yield.

These decreases were partially offset by:
•	Lower raw material costs, and
•	Lower energy costs, primarily related to natural gas and diesel fuel.

Summary of Key Indicators of 2009 Performance:

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

    Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher.  These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2009 compared to average Jacobsen prices for the first quarter of fiscal 2008 follow:

	Avg. Price 1st Quarter 2009	Avg. Price 1st Quarter 2008	Decrease	% Decrease
MBM (Illinois)	$288.61 /ton	$367.54 /ton	$(78.93) /ton	(21.5)%
BFT (Chicago)	$ 19.54 /cwt	$ 36.11 /cwt	$(16.57) /cwt	(45.9)%
YG (Illinois)	$ 16.36 /cwt	$ 28.11 /cwt	$(11.75) /cwt	(41.8)%

    The decreases in average price of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by a positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

    Raw material volume represents the quantity (pounds) of raw material collected from suppliers, including beef, pork, poultry and used cooking oils.  Raw material volumes provide an indication of future production of finished products available for sale and are a component of potential future revenue.

    Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale and thus become an important component of sales revenue.  In addition, physical inventory turnover is impacted by both the availability of credit to the Company’s customers and suppliers and reduced market demand which can lower finished product inventory values.  Yield on production is a ratio of production volume (pounds) divided by raw material volume (pounds), and provides an indication of effectiveness of the Company’s production process.  Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.

    Natural gas and heating oil commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas and diesel fuel.  The prices are important to the Company because natural gas and diesel fuel are major components of factory operating and collection costs and natural gas and diesel fuel prices are an indicator of achievement of the Company’s business plan.

    The Company charges collection fees, which are included in net sales, in order to offset a portion of the expense incurred in collecting raw material.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

    The Company incurs factory operating expenses which are included in cost of sales.  Each month the Company monitors factory operating expense.  The importance of monitoring factory operating expense is that it provides an indication of achievement of the Company’s business plan.

    Net Sales.  The Company collects and processes animal by-products (fat, bones and offal), including hides, and used restaurant cooking oil to principally produce finished products of MBM, BFT and YG and hides.  Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material.  Net sales include the sales of produced finished goods, collection fees, fees for grease trap services and finished goods purchased for resale.

    During the first quarter of fiscal 2009, net sales decreased by $69.0 million (34.2%) to $133.0 million as compared to $202.0 million during the first quarter of fiscal 2008.  The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$(30.5)	$(12.9)	$–	$(43.4)
Lower raw material volume	(14.2)	(1.8)	–	(16.0)
Other sales decrease	(6.9)	0.9	–	(6.0)
Lower yield	(1.6)	(0.9)	–	(2.5)
Purchase of finished product for resale	(0.7)	(0.4)	–	(1.1)
Product transfers	9.9	(9.9)	–	–
	$(44.0)	$(25.0)	$–	$(69.0)

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

    During the first quarter of fiscal 2009, cost of sales and operating expenses decreased $42.8 million (29.3%) to $103.5 million as compared to $146.3 million during the first quarter of fiscal 2008.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material costs	$(21.1)	$(6.5)	$–	$(27.6)
Lower raw material volume	(4.5)	(0.5)	–	(5.0)
Lower energy costs, primarily natural gas and diesel fuel	(3.7)	(0.8)	–	(4.5)
Other expenses	(6.4)	1.9	–	(4.5)
Purchases of finished product for resale	(1.2)	–	–	(1.2)
Product transfers	9.9	(9.9)	–	–
	$(27.0)	$(15.8)	$–	$(42.8)

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.8 million during the first quarter of fiscal 2009, a $0.1 million increase (0.7%) from $14.7 million during the first quarter of fiscal 2008.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related expense	$0.2	$0.3	$(0.7)	$(0.2)
Other expense increase	(0.2)	–	0.5	0.3
	$–	$0.3	$(0.2)	$0.1

    Depreciation and Amortization. Depreciation and amortization charges increased $0.1 million (1.7%) to $5.9 million during the first quarter of fiscal 2009 as compared to $5.8 million during the first quarter of fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in capital expenditures.

    Interest Expense.   Interest expense was $0.7 million during the first quarter of fiscal 2009 compared to $0.8 million during the first quarter of fiscal 2008, a decrease of $0.1 million, primarily due to a decrease in outstanding balance related to the Company’s debt.

    Other Income/Expense. Other expense was $0.2 million in the first quarter of fiscal 2009, compared to other income of $0.2 million during the first quarter of fiscal 2008.  The increase in other expense is primarily due to decreased interest income as a result of lower interest rates on cash included in interest bearing accounts and increases in other non-operating expenses.

    Income Taxes. The Company recorded income tax expense of $3.1 million for the first quarter of fiscal 2009, compared to income tax expense of $13.0 million recorded in the first quarter of fiscal 2008, a decrease of $9.9 million, primarily due to a decrease in pre-tax earnings of the Company in the first quarter of fiscal 2009.  The effective tax rate for the first quarter of fiscal 2009 is 38.9% and differs from the statutory rate of 35.0% primarily due to state income taxes.  The effective tax rate for the first quarter of fiscal 2008 of 37.8% differs from the statutory rate of 35.0% primarily due to state income taxes and qualified production deduction.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

The Company has a $175 million credit agreement (the “Credit Agreement”) that became effective April 7, 2006. The principal components of the Credit Agreement consist of the following.

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term of five years and matures on April 7, 2011.

•
As of April 4, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $13.75 million, for an aggregate of $36.25 million principal outstanding under the term loan facility at April 4, 2009.

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

    The Credit Agreement consisted of the following elements at April 4, 2009 (in thousands):

Credit Agreement:
Term Loan	$ 36,250
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	16,253
Availability	$ 108,747

    The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of April 4, 2009, the Company was in compliance with all of the covenants contained in the Credit Agreement.

    The classification of long-term debt in the accompanying April 4, 2009 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

    On April 4, 2009, the Company had working capital of $63.0 million and its working capital ratio was 2.06 to 1 compared to working capital of $67.4 million and a working capital ratio of 1.95 to 1 on January 3, 2009.  At April 4, 2009, the Company had unrestricted cash of $38.2 million and funds available under the revolving credit facility of $108.7 million, compared to unrestricted cash of $50.8 million and funds available under the revolving credit facility of $108.6 million at January 3, 2009.

    Net cash provided by operating activities was $7.4 million and $27.7 million for the three months ended April 4, 2009 and March 29, 2008, respectively, a decrease of $20.3 million, primarily due to a decrease in net income of approximately $16.7 million and changes in operating assets and liabilities, which includes an increase in inventory of approximately $9.5 million, and a reduction in accounts payable and accrued expenses of approximately $15.7 million.  Cash used by investing activities was $18.6 million for the three months ended April 4, 2009, compared to $4.1 million for the three months ended March 29, 2008, an increase of $14.5 million, primarily due to the acquisition of Boca Industries, Inc. and higher capital investment in the three months ended April 4, 2009.  Net cash used by financing activities was $1.4 million and $1.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively, an increase of $0.3 million, principally due to a decrease in stock issued and excess tax benefits from stock-based compensation.

    Capital expenditures of $6.1 million were made during the three months ended April 4, 2009, compared to $4.7 million in the three months ended March 29, 2008, for a net increase of $1.4 million (29.8%), due primarily to a major modernization project at the Turlock California plant that was identified over normal maintenance and compliance capital expenditures as well as a general overall increase in capital expenditures.  Additionally, in the three months ended April 4, 2009, the Company spent approximately $0.8 million related to the Final BSE Rule and expects to spend approximately $0.6 million in the remainder of fiscal 2009 to comply with the Final BSE Rule.  Capital expenditures related to compliance with environmental regulations were $0.1 million during the quarter ended April 4, 2009 and March 29, 2008, respectively.

    Based upon the terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at April 4, 2009, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

    Based upon the annual actuarial estimate, current accruals and claims paid during the three months ended April 4, 2009, the Company has accrued approximately $5.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at April 4, 2009.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

    Based upon current actuarial estimates, the Company expects to contribute approximately $1.4 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.

    The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets could have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.   Current information with respect to the Company’s proportionate share of the over- and under-funded status of  all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  Two of the underfunded multi-employer plans in which the Company participates have given notification of “Critical Status” under the PPA.  Based upon the Company’s initial review and conversations with other participating employers in one of these “Critical Status” plans, it appears probable that there will be a mass withdrawal termination of this plan.  As a result, the Company accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The Company has not received any further information regarding the Critical Status plans.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

    The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of April 4, 2009, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company is also reviewing new legislation under Section 40A of the Internal Revenue Code for the biodiesel mixture credit the impact of which could be material to the Company.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

    The Company’s management believes that cash flows from operating activities consistent with the level generated in first quarter of fiscal 2009, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a further reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2009 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of fiscal 2009 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding resulting from the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

    The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves and/or higher operating costs.

    The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a further disruption in international sales, a further decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

    Based upon the underlying purchase agreements, the Company has commitments to purchase $16.6 million consisting of approximately $5.9 million of finished products and approximately $10.7 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 4, 2009.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting.  The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2009, in accordance with accounting principles generally accepted in the U.S.

    Based upon the underlying lease agreements, the Company expects to pay approximately $10.8 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 4, 2009.  These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, Business Combinations. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions.  The adoption of this accounting standard did not have a material impact on the determination or reporting of the Company’s financial results for the period ended April 4, 2009.

    In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 were adopted by the Company on January 4, 2009 on a prospective basis.  The adoption of this accounting standard did not have an impact to the consolidated financial statements of the Company.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  SFAS 161 was adopted on January 4, 2009.  The adoption of this accounting standard did not have a material effect to the consolidated financial statements of the Company.

    In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 was adopted on January 4, 2009.  The adoption of this staff position did not have a material effect to the consolidated financial statements of the Company.

    In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting this new FSP.

    In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this staff position did not have a material impact on the determination or reporting of the Company’s financial results for the period ended April 4, 2009.

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

    In addition to those factors discussed in this report and under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended January 3, 2009, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets; a decline in consumer confidence; prices in the competing commodity markets, which are volatile and are beyond the Company’s control;  energy prices; the implementation of the Final BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine) to food additives;  and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA.  Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply, the price of diesel fuel and the price of natural gas used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material; and general economic conditions, which can impact consumer demand for meat products and therefore affect rendering and restaurant production of the Company’s raw materials.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

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

    On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At April 4, 2009, the fair value of these interest swap agreements was $3.4 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

    As of April 4, 2009, the Company had forward purchase agreements in place for purchases of approximately $10.7 million of natural gas and diesel fuel.  As of April 4, 2009, the Company had forward purchase agreements in place for purchases of approximately $5.9 million of finished product.

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
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 2009

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

DARLING INTERNATIONAL INC.

Date: May 14, 2009	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: May 14, 2009	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)