Form 10-Q
period 2009-07-04
DARLING INTERNATIONAL INC
filed 2009-08-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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

           There were 82,226,690 shares of common stock, $0.01 par value, outstanding at August 6, 2009.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	July 4, 2009 (unaudited) and January 3, 2009

	Consolidated Statements of Operations (unaudited)	4
	Three and Six Months Ended July 4, 2009 and June 28, 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended July 4, 2009 and June 28, 2008

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

Item 4.	CONTROLS AND PROCEDURES	36

	PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

Item 6.	EXHIBITS	39

	Signatures	40

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 4, 2009 and January 3, 2009
(in thousands, except shares)

	July 4, 2009	January 3, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$57,786	$50,814
Restricted cash	375	449
Accounts receivable, net	46,404	40,424
Inventories	20,073	22,182
Income taxes refundable	5,170	11,248
Other current assets	8,195	6,696
Deferred income taxes	6,969	6,656
Total current assets	144,972	138,469
Property, plant and equipment, less accumulated depreciation of $218,723 at July 4, 2009 and $211,306 at January 3, 2009	146,477	143,291
Intangible assets, less accumulated amortization of $49,184 at July 4, 2009 and $47,281 at January 3, 2009	37,397	35,982
Goodwill	66,958	61,133
Other assets	6,867	6,623
Deferred income taxes	3,340	8,877
	$406,011	$394,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable, principally trade	19,162	16,243
Accrued expenses	42,128	49,780
Total current liabilities	66,290	71,023

Long-term debt, net	30,000	32,500
Other non-current liabilities	54,117	54,274
Total liabilities	150,407	157,797

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,629,970 and 82,169,076 shares issued at July 4, 2009 and at January 3, 2009, respectively	826	822
Additional paid-in capital	157,759	156,899
Treasury stock, at cost; 403,280 and 401,094 shares at July 4, 2009 and January 3, 2009, respectively	(3,855)	(3,848)
Accumulated other comprehensive loss	(28,190)	(29,850)
Retained earnings	129,064	112,555
Total stockholders’ equity	255,604	236,578
	$406,011	$394,375

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended July 4, 2009 and June 28, 2008
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$155,298	$220,858	$288,298	$422,814
Costs and expenses:
Cost of sales and operating expenses	113,353	161,298	216,896	307,594
Selling, general and administrative expenses	15,446	13,980	30,203	28,681
Depreciation and amortization	6,223	5,845	12,160	11,637
Total costs and expenses	135,022	181,123	259,259	347,912
Operating income	20,276	39,735	29,039	74,902

Other income/(expense):
Interest expense	(784)	(775)	(1,442)	(1,620)
Other, net	(218)	133	(455)	300
Total other income/(expense)	(1,002)	(642)	(1,897)	(1,320)

Income from operations before income taxes	19,274	39,093	27,142	73,582
Income taxes expense	7,575	15,014	10,633	28,042

Net income	$11,699	$24,079	$16,509	$45,540

Basic income per share:	$0.14	$0.30	$0.20	$0.56
Diluted income per share:	$0.14	$0.29	$0.20	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 4, 2009 and June 28, 2008
(in thousands)
(unaudited)

	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$16,509	$45,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,160	11,637
Loss (Gain) on disposal of property, plant, equipment and other assets	134	(12)
Deferred taxes	5,224	1,319
Stock-based compensation expense	463	522
Changes in operating assets and liabilities:
Restricted cash	74	102
Accounts receivable	(5,980)	(5,677)
Income taxes refundable	6,078	–
Inventories and prepaid expenses	765	(10,626)
Accounts payable and accrued expenses	(5,281)	(1,723)
Other	2,136	824
Net cash provided by operating activities	32,282	41,906
Cash flows from investing activities:
Capital expenditures	(10,294)	(13,464)
Acquisitions	(12,500)	–
Gross proceeds from disposal of property, plant and equipment and other assets	158	717
Net cash used by investing activities	(22,636)	(12,747)
Cash flows from financing activities:
Payments on debt	(2,500)	(2,500)
Contract payments	(38)	(94)
Issuance of common stock	11	275
Minimum withholding taxes paid on stock awards	(108)	(871)
Excess tax benefits from stock-based compensation	(39)	2,292
Net cash used by financing activities	(2,674)	(898)
Net increase in cash and cash equivalents	6,972	28,261
Cash and cash equivalents at beginning of period	50,814	16,335
Cash and cash equivalents at end of period	$57,786	$44,596
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,319	$1,308
Income taxes, net of refunds	$454	$26,468

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 4, 2009
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended July 4, 2009 and June 28, 2008, have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through August 13, 2009, the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2009.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 4, 2009, and include the 13 weeks and 26 weeks ended July 4, 2009, and the 13 weeks and 26 weeks ended June 28, 2008.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 4,			June 28,
		2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 11,699	82,220	$ 0.14	$ 24,079	81,665	$ 0.30

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		785			1,033
Less: Pro forma treasury shares		(445)			(392)

Diluted:
Net income	$ 11,699	82,560	$ 0.14	$ 24,079	82,306	$ 0.29

	Six Months Ended
		July 4,			June 28,
		2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 16,509	82,058	$ 0.20	$ 45,540	81,530	$ 0.56

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		778			1,171
Less: Pro forma treasury shares		(491)			(444)

Diluted:
Net income	$ 16,509	82,345	$ 0.20	$ 45,540	82,257	$ 0.55

For the three months ended July 4, 2009 and June 28, 2008, respectively, 32,000 and 20,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 4, 2009 and June 28, 2008, respectively, 32,000 and 13,516 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

Effective February 23, 2009, the Company began including the operations of the Boca Transaction into the Company’s consolidated financial statements.  Pro forma results of operations have not been presented because the effect of the acquisition is not deemed material to revenues and net income of the Company for fiscal 2009 and 2008.  The Company paid approximately $12.5 million in cash for assets consisting of property, plant and equipment of $3.3 million, intangible assets of $3.3 million, goodwill of $5.8 million and other of $0.1 million on the closing date.  The goodwill was assigned to the restaurant services segment and is expected to be deductible for tax purposes and the identifiable intangibles have a weighted average life of nine years.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At July 4, 2009 and January 3, 2009, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $18.4 million and $17.3 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial statements.

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

Business Segment Net Sales (in thousands):
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Rendering:
Trade	$ 119,641	$ 157,074	$ 223,182	$ 304,650
Intersegment	4,066	17,049	7,695	30,532
	123,707	174,123	230,877	335,182
Restaurant Services:
Trade	35,657	63,784	65,116	118,164
Intersegment	3,628	2,302	5,791	4,126
	39,285	66,086	70,907	122,290
Eliminations	(7,694)	(19,351)	(13,486)	(34,658)
Total	$ 155,298	$ 220,858	$ 288,298	$ 422,814

Business Segment Profit/(Loss) (in thousands):
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Rendering	$ 24,866	$ 35,453	$ 42,384	$ 70,514
Restaurant Services	4,647	13,486	4,948	23,539
Corporate	(17,030)	(24,085)	(29,381)	(46,893)
Interest expense	(784)	(775)	(1,442)	(1,620)
Net Income	$ 11,699	$ 24,079	$ 16,509	$ 45,540

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

Business Segment Assets (in thousands):
	July 4, 2009	January 3, 2009
Rendering	$157,128	$155,318
Restaurant Services	61,943	46,718
Combined Rendering/Restaurant Services	100,340	99,857
Corporate	86,600	92,482
Total	$406,011	$394,375

(6)       Income Taxes

The Company has provided income taxes for the three-month and six-month period ended July 4, 2009 and June 28, 2008, based on its estimate of the effective tax rate for the entire 2009 and 2008 fiscal years.

In determining whether its deferred tax assets are more likely than not to be recoverable, the Company considers all positive and negative evidence currently available to support projections of future taxable income.  The Company is unable to carryback any of its net operating losses; however, recent favorable operating results do provide sufficient historical evidence at this time of sustained future profitability sufficient to result in taxable income against which certain net operating losses can be carried forward and utilized.

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2005.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years.  Currently, one state examination is in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(7)       Financing

Credit Agreement

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of July 4, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a five-year term ending April 7, 2011.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate and (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate ("LIBOR") multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At July 4, 2009 under the Credit Agreement, the interest rate for $35.0 million of the term loan that was outstanding was based on LIBOR plus a margin of 1.0% per annum for a total of 1.625% per annum.  At July 4, 2009 there were no outstanding borrowings under the Company’s revolving facility.

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

            The Credit Agreement consisted of the following elements at July 4, 2009 and January 3, 2009, respectively (in thousands):

	July 4, 2009	January 3, 2009
Term Loan	$35,000	$37,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	15,852	16,424
Availability	$109,148	$108,576

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of July 4, 2009, the Company was in compliance with all the financial covenants and believes  it was in compliance with all of the other covenants contained in the Credit Agreement.  At July 4, 2009, the Company had unrestricted cash of $57.8 million, compared to unrestricted cash of $50.8 million at January 3, 2009 and $44.6 million at June 28, 2008.

(8)       Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of protein inventories by reducing the potential of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At July 4, 2009, the Company has interest rate swaps and natural gas swaps, but did not have any natural gas collars or inventory swaps outstanding.

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

On May 15, 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges according to SFAS 133.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of 400,000 mmbtu’s of natural gas representing a portion of its plants expected usage for the months of July 2009 through October 2009 at a fixed rate of $4.5248 per mmbtu.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at July 4, 2009 into earnings over the next 12 months will be approximately $1.8 million.  No cash flow hedges were discontinued during 2009.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments under SFAS 133 as of July 4, 2009 and January 3, 2009 (in thousands):

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	July 4, 2009	January 3, 2009

Interest rate swaps	Other noncurrent liabilities	$ 2,836	$ 3,593

Natural gas swaps	Accrued liabilities	220	–

Total derivatives not designated as hedges		–	–

Total liability derivatives		$ 3,056	$ 3,593

The effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2009	2008	2009	2008	2009	2008

Interest rate swaps	$ 144	$ 1,113	$ (386)	$ (284)	$ 1	$ –
Natural gas swaps	(220)	–	–	–	–	–

Total	$ (76)	$ 1,113	$ (386)	$ (284)	$ 1	$ –

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain of approximately $0.1 million and approximately $1.1 million recorded net of taxes of less than $0.1 million and approximately $0.4 million for the three months ended July 4, 2009 and June 28, 2008, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps and natural gas swaps is included in other, net in the Company’s consolidated statements of operations.

The effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2009	2008	2009	2008	2009	2008

Interest rate swaps	$ 13	$ (195)	$ (757)	$ (347)	$ (13)	$ –
Natural gas swaps	(220)	–	–	–	–	–

Total	$ (207)	$ (195)	$ (757)	$ (347)	$ (13)	$ –

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.2 million recorded net of taxes of approximately $0.1 million for the six months ended July 4, 2009 and June 28, 2008.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps and natural gas swaps is included in other, net in the Company’s consolidated statements of operations.

At July 4, 2009, the Company had forward purchase agreements in place for purchases of approximately $7.0 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of SFAS 133 because they qualify as normal purchases as defined in the standard.

(9)       Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income or loss and its components.  For the three months ended July 4, 2009 and June 28, 2008, total comprehensive income was $12.6 million and $25.0 million, respectively.  For the six months ended July 4, 2009, and June 28, 2008, total comprehensive income was $18.2 million and $45.8 million, respectively.

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

Net pension cost for the three and six months ended July 4, 2009 and June 28, 2008 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$246	$267	$492	$534
Interest cost	1,442	1,360	2,884	2,720
Expected return on plan assets	(1,203)	(1,651)	(2,406)	(3,302)
Amortization of prior service cost	36	31	72	62
Amortization of net loss	1,044	87	2,088	174
Net pension cost	$1,565	$94	$3,130	$188

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at July 4, 2009, the Company expects to contribute approximately $1.8 million to its pension plans to meet funding requirements during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates gave notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to this multi-employer plan for approximately $1.4 million, which included a release for any future liability.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from another multi-employer plan in which it participates.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The plan has stated that it will provide the Company with a notice of redetermination liability no later than December 27, 2009.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the federal Pension Protection Act (the “PPA”); however, as of July 4, 2009, the Company has not received any further information regarding this Critical Status plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

(12)    Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on December 30, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The Company adopted SFAS 157-2 on January 4, 2009.  The adoption of SFAS 157 and FSP No. 157-2 did not have a material impact on the Company’s fair value measurements.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of July 4, 2009 and are categorized using the fair value hierarchy under SFAS 157.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at July 4, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liabilities	$ 3,056	$ —	$ 3,056	$ —
Total	$ 3,056	$ —	$ 3,056	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts and natural gas swap contracts.  The interest rate swaps represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.  The natural gas swap represents the difference between the observable market rate of commonly quoted natural gas intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.

(13)     New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, Business Combinations. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions.  The adoption of this accounting standard did not have a material impact on the determination or reporting of the Company’s financial results for the period ended July 4, 2009.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this staff position did not have a material impact on the determination or reporting of the Company’s financial results for the period ended July 4, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of this staff position did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) effective for interim or annual periods ending after June 15, 2009.  The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of this accounting standard did not have a material effect to the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), (“SFAS 167”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adopting this accounting standard.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard will change how the Company references various elements of U.S GAAP when preparing the Company’s financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

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

Earnings for the second quarter of fiscal 2009 were higher than the first quarter of fiscal 2009, driven primarily by higher selling prices for the Company’s finished products.  The Company’s raw material volumes stabilized in the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009.   Raw material volume in the second quarter of fiscal 2009 was lower than the second quarter of fiscal 2008.  The reduction in the second quarter of fiscal 2009 was due to reduced overrun volume and production cutbacks from integrated packers, closures of mid-sized packer operations as a result of the continued difficult economic conditions for the food service industry and lower dead stock volume.  Finished product prices for BFT, YG, and MBM improved versus the first quarter of fiscal 2009 as global demand remained strong and values for alternative ingredients increased.  However, overall prices were lower in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.  Additionally, the Company experienced lower operating costs in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily as a result of lower natural gas and diesel fuel prices.

Operating income decreased by $19.4 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of fiscal 2009 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Second Quarter of 2009

•
Lower raw material volumes were collected from suppliers during the second quarter of 2009 as compared to the second quarter of 2008.  Management believes the decline in the general performance of the U.S. economy and weaker year over year slaughter rates in the meat processing industry contributed to a decline in raw material volumes collected by the Company during the quarter.  The Company’s decline in raw material volume was impacted by the closure of smaller meat packer operations and the reduced overrun volume and production cutbacks from larger integrated packers, which has occurred during the current economic environment.  The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Lower finished product prices for BFT and YG as compared to the second quarter of fiscal 2008 are a result of the decline of the U.S. economy and world economy.  These lower prices were offset somewhat by higher MBM prices.  The decline in overall finished product prices was unfavorable to the Company’s sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Energy prices for natural gas and diesel fuel declined during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, as overall lower energy costs continued to decline in response to a decline of the general performance of the U.S. economy.  Lower energy prices were favorable to the Company’s cost of sales.  The financial impact of lower energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2009 and Thereafter

Critical Issues and Challenges:

•
The decline of the general performance of the U.S. economy has forced the Company’s raw material suppliers to reduce their slaughters in the first half of 2009.  If this slaughter reduction continues or accelerates, there could be a negative impact on the Company’s ability to obtain raw materials for the Company’s operations.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Although prices continued to remain low in the first half of fiscal 2009 as compared to the most recent history, it is unclear that prices have stabilized at these lower costs.  The Company will continue to manage these costs and attempt to minimize these expenses which represent an ongoing challenge to the Company’s operating results for future periods.

•
Finished product prices for commodities have increased during the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009.  No assurance can be given that this increase in commodity prices for BFT, YG and MBM will continue in the future.  A future decrease in commodity prices, coupled with the current decline of the general performance of the U.S. economy and the inability of consumers and companies to obtain credit due to the continuing lack of liquidity in the financial markets, could have a significant impact on the Company’s earnings for the remainder of fiscal 2009 and into future periods.

BSE and Other Food Safety Issues

•
On April 25, 2008, the FDA published “Substances Prohibited From Use in Animal Food or Feed” (the “Final BSE Rule”), which was to be effective as a final rule on April 27, 2009 (“Effective Date”).  The Final BSE Rule amended 21 CFR 589.2000 and added 21 CFR 589.2001 to prohibit the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE;  (2) brain and spinal cord from cattle aged 30 months and older;  (3) the entire carcass of cattle aged 30 months and older that  were  not  inspected and  passed  for  human  consumption and  from  which  the  brain  and  spinal  cord  were  not  or  cannot be  “effectively”  removed  (“Decomposing Cattle

Carcasses”); and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals if such tallow contains more than 0.15%  insoluble impurities.    Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule.  On July 15, 2008, the FDA released “Feed Ban Enhancement Implementation: Questions and Answers”, which was updated by the FDA on March 10, 2009, to address questions about the Final BSE Rule submitted to the FDA by industry.  On November 26, 2008 the FDA issued “Draft Guidance for Industry: Small Entities Compliance Guide for Renderers – Substances Prohibited from use in Animal Food or Feed” as a draft guidance on the implementation of the Final BSE Rule.  However, in response to issues raised by cattle producers, meat processors, state agencies and other affected stakeholders over the disposal of material prohibited by the Final BSE Rule that would not be rendered, the FDA proposed on April 9, 2009 to delay the Effective Date of the Final BSE Rule by 60 days and accepted public comments on the proposed delay until April 16, 2009.  On April 24, 2009, the FDA affirmed that the Effective Date would not change, but delayed enforcement of its Final BSE Rule until October 26, 2009 (“Compliance Date”) to allow affected stakeholders more time to address the disposal issues created by the Final BSE Rule.  The FDA subsequently published its Final Guidance for Industry on compliance with the Final BSE Rule on May 6, 2009.  The Company has made capital expenditures and implemented new processes and procedures and was prepared to be compliant with the Final BSE Rule at all of its operations on the Effective Date.  The Company is continuing to operate in compliance with the Final BSE Rule at many of its operations; however, as the FDA intended when it delayed enforcement of the Final BSE Rule and extended the Compliance Date, some of the Company’s facilities have temporarily resumed accepting Decomposing Cattle Carcasses to assist raw material suppliers and state agencies while alternative disposal options are developed and permitted. Based on the foregoing, while the Company believes that certain interpretive and enforcement issues remain unresolved with respect to the Final BSE Rule that require clarification and guidance from the FDA and that certain additional capital expenditures will be required for compliance, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of August 6, 2009, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
The emergence of 2009 H1N1 flu (initially know as “Swine Flu”) in North America during the spring of 2009 was initially linked to hogs even though hogs have not been determined to be the source of the outbreak in humans.  The 2009 H1N1 flu has since spread to affect the human populations in countries throughout the world, although as of the date of this report its severity is similar to seasonal flu and it has had little impact on hog production. Management does not believe that the 2009 H1N1 flu will have a material impact on the operations of the Company; however, an increase in the severity of the 2009 H1N1 flu or the occurrence of any other disease that is correctly or incorrectly linked to animals and which has a negative impact on meat consumption or animal production could have a negative impact on the volume of raw materials available to the Company or the demand for the Company’s finished products.

•
On May 13, 2008, the FDA held a public meeting to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (the “Act”) and to receive public comments on such intended actions.  The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry by September 20, 2008.  On May 27, 2008, however, the FDA announced that the Reportable Food Registry would not be operational until the spring of 2009.  On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance” (the “Guidance”) and announced implementation of  the Reportable Food Registry would be further delayed until September 8, 2009.  In the Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes the Guidance and clarifies certain interpretive and enforcement issues pertaining to the treatment of animal feed and pet food under the Act.  The Guidance had not been finalized as of August 6, 2009. The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and does not currently anticipate that the Act will have a significant impact on its operations or financial performance.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  While food and feed safety issues continue to be debated by Congress, it has not granted such new authorities to the FDA as of August 6, 2009.

•
On May 26, 2009, the U.S. Environmental Protection Agency (the “EPA”) published its proposed regulations implementing changes to the Renewable Fuel Standard (“RFS”) program.  Among other things, the revised regulatory requirements specify the relative volumes of biofuel/renewable fuel that must be used in transportation fuel each year, and include new definitions and criteria for both renewable fuels and the feedstocks used to produce them, including new greenhouse gas (“GHG”) emission thresholds for renewable fuels.  As proposed, the regulations relating to the RFS program requires that a renewable fuel must reduce the fuel’s lifecycle GHG emissions by a minimum of 40% versus petroleum diesel.  In addition, in the revised regulations the EPA determined, among other things, that biodiesel or renewable diesel made from animal fat or used cooking oil (which were termed “waste greases”) results in an 80% reduction in GHG emissions versus petroleum diesel.  The proposed revisions to the RFS program are subject to a public comment period that was to expire on July 29, 2009; however, the EPA extended the public comment period and will continue to accept comments until September 25, 2009.   The Company will continue to monitor this proposed rule and to evaluate the potential impact on the Company’s business, including it renewable fuel strategy.

Results of Operations

Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008

Summary of Key Factors Impacting Second Quarter 2009 Results:

    Principal factors that contributed to a $19.4 million decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower raw material volumes, and
•	Lower finished product prices for BFT and YG.

    These decreases were partially offset by:

•	Lower raw material costs, and
•	Lower energy costs, primarily related to natural gas and diesel fuel.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the second quarter of fiscal 2009 compared to average Jacobsen prices for the second quarter of fiscal 2008 follow:

	Avg. Price 2nd Quarter 2009	Avg. Price 2nd Quarter 2008	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$398.01 /ton	$315.22 /ton	$ 82.79 /ton	26.3%
BFT (Chicago)	$ 25.98 /cwt	$ 41.79 /cwt	$(15.81) /cwt	(37.8)%
YG (Illinois)	$ 23.28 /cwt	$ 33.49 /cwt	$(10.21) /cwt	(30.5)%

The overall decrease in average prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by a positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

The Company charges collection fees, which are included in net sales in order to offset a portion of the expense incurred in collecting raw material.  Each month the Company monitors both the collection fees charged to suppliers, which are included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

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

During the second quarter of fiscal 2009, net sales decreased by $65.6 million (29.7%) to $155.3 million as compared to $220.9 million during the second quarter of fiscal 2008. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (22.7)	$ (13.1)	$ —	$ (35.8)
Lower raw material volume	(16.4)	(2.5)	—	(18.9)
Other sales decreases	(7.7)	2.1	—	(5.6)
Purchase of finished product for resale	(1.9)	(1.5)	—	(3.4)
Lower yield	(1.7)	(0.2)	—	(1.9)
Product transfers	13.0	(13.0)	—	—
	$ (37.4)	$ (28.2)	$ —	$ (65.6)

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas.  The Company utilizes both fixed and formula pricing methods for the purchase of raw materials.  Fixed prices are adjusted where possible for changes in competition.  Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices.  Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During the second quarter of fiscal 2009, cost of sales and operating expenses decreased $47.9 million (29.7%) to $113.4 million as compared to $161.3 million during the second quarter of fiscal 2008. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material costs	$ (21.5)	$ (5.4)	$ —	$ (26.9)
Lower energy costs, primarily natural gas and diesel fuel	(6.4)	(1.7)	0.3	(7.8)
Lower raw material volume	(5.4)	(0.7)	—	(6.1)
Other expense decreases	(5.6)	2.0	—	(3.6)
Purchases of finished product for resale	(2.1)	(1.4)	—	(3.5)
Product transfers	13.0	(13.0)	—	—
	$ (28.0)	$ (20.2)	$ 0.3	$ (47.9)

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.4 million during the second quarter of fiscal 2009, a $1.4 million increase (10.0%) from $14.0 million during the second quarter of fiscal 2008.  The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Other expense	$ —	$ 0.1	$ 0.5	$ 0.6
Consulting fees	—	—	0.5	0.5
Payroll and incentive-related benefits	0.3	0.4	(0.4)	0.3
	$ 0.3	$ 0.5	$ 0.6	$ 1.4

Depreciation and Amortization.  Depreciation and amortization charges increased $0.4 million (6.9%) to $6.2 million during the second quarter of fiscal 2009 as compared to $5.8 million during the second quarter of fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets on the balance sheet.

Interest Expense.  Interest expense was $0.8 million during the second quarter of fiscal 2009 and fiscal 2008, respectively

Other Income/Expense. Other expense was $0.2 million in the second quarter of fiscal 2009, compared to other income of $0.1 million during the second quarter of fiscal 2008. The increase in other expense is primarily due to a decrease in interest rates on cash included in interest bearing accounts and an increase in loss on sale of fixed assets.

Income Taxes.  The Company recorded income tax expense of $7.6 million for the second quarter of fiscal 2009, compared to $15.0 million recorded in the second quarter of fiscal 2008, a decrease of $7.4 million, primarily due to decreased pre-tax earnings of the Company in the second quarter of fiscal 2009.  The effective tax rate for the second quarter of fiscal 2009 is 39.3% and differs from the statutory rate of 35% due primarily to state income taxes.  The effective rate for the second quarter of fiscal 2008 of 38.4% differs from the statutory rate of 35% primarily due to state income taxes.

Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

Summary of Key Factors Impacting the First Six Months of Fiscal 2009 Results:

Principal factors that contributed to a $45.9 million decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower raw material volume,
•	Lower finished product prices for BFT and YG, and
•	Lower yield

These decreases were partially offset by:

•	Lower raw material costs, and
•	Lower energy costs, primarily related to natural gas and diesel fuel.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the first six months of fiscal 2009 compared to average Jacobsen prices for the first six months of fiscal 2008 follow:

	Avg. Price Six Months 2009	Avg. Price Six Months 2008	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$343.31 /ton	$341.38 /ton	$ 1.93 /ton	0.6%
BFT (Chicago)	$ 22.76 /cwt	$ 38.95 /cwt	$ (16.19) /cwt	(41.6)%
YG (Illinois)	$ 19.82 /cwt	$ 30.80 /cwt	$ (10.98) /cwt	(35.6)%

       The overall decrease in average prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by a positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

The Company charges collection fees which are included in net sales in order to offset a portion of the expense incurred in collecting raw material.  Each month the Company monitors both the collection fees charged to suppliers, which are included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring of collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

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

During the first six months of fiscal 2009 net sales decreased by $134.5 million (31.8%) to $288.3 million as compared to $422.8 million during the first six months of fiscal 2008.  The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (53.2)	$ (26.0)	$ —	$ (79.2)
Lower material volume	(30.6)	(4.2)	—	(34.8)
Other sales decreases	(14.7)	3.0	—	(11.7)
Lower yield	(3.3)	(1.1)	—	(4.4)
Purchase of finished product for resale	(2.5)	(1.9)	—	(4.4)
Product transfers	22.8	(22.8)	—	—
	$ (81.5)	$ (53.0)	$ —	$ (134.5)

Cost of Sales and Operating Expenses.  Cost of sales and operating expenses include cost of raw material, the cost of product purchased for resale, and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials.  Fixed prices are adjusted where possible for changes in competition.  Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices.  Energy costs, particularly diesel fuel and natural gas, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During the first six months of fiscal 2009, cost of sales and operating expenses decreased $90.7 million (29.5%) to $216.9 million as compared to $307.6 million during the first six months of fiscal 2008.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material costs	$ (42.6)	$ (11.9)	$ —	$ (54.5)
Lower energy costs, primarily natural gas and diesel fuel	(10.1)	(2.5)	0.3	(12.3)
Lower raw material volume	(9.9)	(1.2)	—	(11.1)
Other expense decreases	(11.9)	3.8	—	(8.1)
Purchases of finished product for resale	(3.3)	(1.4)	—	(4.7)
Product transfers	22.8	(22.8)	—	—
	$ (55.0)	$ (36.0)	$ 0.3	$ (90.7)

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $30.2 million during the first six months of fiscal 2009, a $1.5 million increase (5.2%) from $28.7 million during the first six months of fiscal 2008.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Other expense	$ (0.2)	$ —	$ 0.9	$ 0.7
Consulting fees	—	—	0.7	0.7
Payroll and incentive-related benefits	0.5	0.6	(1.0)	0.1
	$ 0.3	$ 0.6	$ 0.6	$ 1.5

Depreciation and Amortization.  Depreciation and amortization charges increased $0.6 million (5.2%) to $12.2 million during the first six months of fiscal 2009 as compared to $11.6 million during the first six months of fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets on the balance sheet.

Interest Expense.  Interest expense was $1.4 million during the first six months of fiscal 2009 compared to $1.6 million during the first six months of fiscal 2008, a decrease of $0.2 million, primarily due to a decrease in the balance related to the Company’s outstanding debt.

Other Income/Expense. Other expense was $0.5 million in the first six months of fiscal 2009, a $0.8 million increase in other expense as compared to other income of $0.3 million in the first six months of fiscal 2008. The increase in other expense is primarily due to a decrease in interest income as a result of lower interest rates on interest bearing accounts, an increase in losses incurred on sales of fixed assets and an increase in other non-operating expenses.

Income Taxes.  The Company recorded income tax expense of $10.6 million for the first six months of fiscal 2009, compared to income tax expense of $28.0 million recorded in the first six months of fiscal 2008, a decrease of $17.4 million, primarily due to a decrease in pre-tax earnings of the Company in the first six months of fiscal 2009.  The effective tax rate for the first six months of fiscal 2009 is 39.2% compared to 38.0% for the first six months of fiscal 2008, which is different from the statutory rate primarily due to state income taxes.

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

•
As of July 4, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $15.0 million, for an aggregate of $35.0 million principal outstanding under the term loan facility at July 4, 2009.

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

The Credit Agreement consisted of the following elements at July 4, 2009 (in thousands):

Credit Agreement:
Term Loan	$ 35,000
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	15,852
Availability	$ 109,148

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of July 4, 2009, the Company was in compliance with all of the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying July 4, 2009 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On July 4, 2009, the Company had working capital of $78.7 million and its working capital ratio was 2.19 to 1 compared to working capital of $67.4 million and a working capital ratio of 1.95 to 1 on January 3, 2009.  The increase in working capital is primarily due to the increase in cash and commodity prices. At July 4, 2009, the Company had unrestricted cash of $57.8 million and funds available under the revolving credit facility of $109.1 million, compared to unrestricted cash of $50.8 million and funds available under the revolving credit facility of $108.6 million at January 3, 2009.

Net cash provided by operating activities was $32.3 million and $41.9 million for the six months ended July 4, 2009 and June 28, 2008, respectively, a decrease of $9.6 million, primarily due to a decrease in net income of approximately $29.0 million and changes in operating assets and liabilities, which includes an increase of inventory of approximately $10.0 million, an increase from income taxes refundable of approximately $6.1 million and a reduction of accounts payable and accrued expenses of $3.3 million.  Cash used by investing activities was $22.6 million for the first six months of fiscal 2009 compared to $12.7 million for the first six months of fiscal 2008, an increase of $9.9 million, primarily due to the acquisition of Boca Industries, Inc. in the first quarter of fiscal 2009.  Net cash used by financing activities was $2.7 million and $0.9 million for the six months ended July 4, 2009 and June 28, 2008, respectively, an increase of $1.8 million, principally due to less excess tax benefits from stock-based compensation in 2009.

The Company made capital expenditures of $10.3 million during the first six months of fiscal 2009, compared to capital expenditures of $13.5 million in the first six months of fiscal 2008 for a net decrease of $3.2 million.  The decrease is due primarily to a reduction in spending on a major modernization project started in fiscal 2008 and completed in fiscal 2009 at the Turlock, California plant that was identified over normal maintenance and compliance capital expenditures and a slight reduction in general capital expenditures in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.  Additionally, in the six months ended July 4, 2009, the Company spent approximately $1.3 million related to the Final BSE Rule and expects to spend approximately $0.4 million in the remainder of fiscal 2009 to comply with the Final BSE Rule.  Capital expenditures related to compliance with environmental regulations were $0.1 million and $0.5 million during the six months ended July 4, 2009 and June 28, 2008, respectively.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at July 4, 2009, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2009, the Company has accrued approximately $6.3 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at July 4, 2009.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.8 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The plan has stated that it will provide the Company with a notice of redetermination liability no later than December 27, 2009.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the PPA; however, as of July 4, 2009, the Company has not received any further information regarding this Critical Status plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of July 4, 2009, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company is also reviewing new legislation under Section 40A of the Internal Revenue Code for the biodiesel mixture credit the impact of which could be material to the Company.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company’s management believes that cash flows from operating activities consistent with the level generated in first six months of fiscal 2009, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a further reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2009 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of fiscal 2009 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Although no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw material availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a continued decline in raw material availability, a further disruption in international sales, a further decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $9.3 million consisting of approximately $2.3 million of finished products and approximately $7.0 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 4, 2009. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2009, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.6 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 4, 2009.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS 141, Business Combinations. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141(R) requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under SFAS 141.  The provisions of SFAS 141(R) were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions.  The adoption of this accounting standard did not have a material impact on the determination or reporting of the Company’s financial results for the period ended July 4, 2009.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this staff position did not have a material impact on the determination or reporting of the Company’s financial results for the period ended July 4, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of this staff position did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) effective for interim or annual periods ending after June 15, 2009.  The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of this accounting standard did not have a material effect to the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), (“SFAS 167”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adopting this accounting standard.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard will change how the Company references various elements of U.S GAAP when preparing the Company’s financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.  The words “believe,” “anticipate,” “expect,” “estimate,” “intend” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense.  The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  The interest rate swaps and natural gas swaps are subject to the requirements of SFAS 133.  The Company’s natural gas forward contracts are not subject to the requirements of SFAS 133, because the natural gas forward contracts qualify as normal purchases as defined in SFAS 133.  The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to SFAS 133.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At July 4, 2009, the fair value of these interest swap agreements was $2.8 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

On May 15, 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges according to SFAS 133.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of 400,000 mmbtu’s of natural gas representing a portion of its plants expected usage for the months of July 2009 through October 2009 at a fixed rate of $4.5248 per mmbtu.  At July 4, 2009, the fair value of these natural gas swap contracts was $0.2 million and is included in accrued expenses on the balance sheet, with an offset recorded to accumulated other comprehensive income.

As of July 4, 2009, the Company had forward purchase agreements in place for purchases of approximately $7.0 million of natural gas and diesel fuel.  As of July 4, 2009, the Company had forward purchase agreements in place for purchases of approximately $2.3 million of finished product.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

PART II: Other Information

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at the annual meeting of stockholders held on May 12, 2009 were as follows:

(a)
The election of seven directors to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions with respect to the election of each nominee, were as follows:

Randall C. Stuewe
For:	69,017,495	Against:	7,354,939	Abstain:	156,226

O. Thomas Albrecht
For:	68,839,596	Against:	7,533,538	Abstain:	155,526

C. Dean Carlson
For:	68,884,407	Against:	7,487,528	Abstain:	156,725

Marlyn Jorgensen
For:	68,920,825	Against:	7,463,429	Abstain:	144,406

Charles Macaluso
For:	65,231,879	Against:	11,139,683	Abstain:	157,098

John D. March
For:	68,845,400	Against:	7,526,505	Abstain:	156,755

Michael Urbut
For:	68,910,392	Against:	7,471,501	Abstain:	146,767

(b)
Proposal to ratify the selection of KPMG LLP, independent registered public accounting firm, as the Company’s independent registered public accountant for the fiscal year ending January 2, 2010.  The number of votes cast for and against the proposal, as well as the number of abstentions and broker non-votes with respect to such proposal, were as follows:

For:	74,368,108	Against:	1,831,133	Abstain:	329,419	Broker Non-Votes:	0

Item 6.  EXHIBITS

The following exhibits are filed herewith:
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
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

DARLING INTERNATIONAL INC.

Date: August 13, 2009	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: August 13, 2009	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)