Form 10-Q
period 2009-10-03
DARLING INTERNATIONAL INC
filed 2009-11-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

251 O'Connor Ridge Blvd., Suite 300
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

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

           There were 82,226,690 shares of common stock, $0.01 par value, outstanding at November 5, 2009.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	October 3, 2009 (unaudited) and January 3, 2009

	Consolidated Statements of Operations (unaudited)	4
	Three and Nine Months Ended October 3, 2009 and September 27, 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended October 3, 2009 and September 27, 2008

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	38

Item 4.	CONTROLS AND PROCEDURES	39

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	40

	Signatures	41

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 3, 2009 and January 3, 2009
(in thousands, except shares data)

	October 3, 2009	January 3, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$70,674	$50,814
Restricted cash	379	449
Accounts receivable, net	44,582	40,424
Inventories	20,436	22,182
Income taxes refundable	4,243	11,248
Other current assets	7,233	6,696
Deferred income taxes	7,515	6,656
Total current assets	155,062	138,469
Property, plant and equipment, less accumulated depreciation of $219,707 at October 3, 2009 and $211,306 at January 3, 2009	144,016	143,291
Intangible assets, less accumulated amortization of $50,144 at October 3, 2009 and $47,281 at January 3, 2009	36,437	35,982
Goodwill	69,458	61,133
Other assets	7,031	6,623
Deferred income taxes	–	8,877
	$412,004	$394,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable, principally trade	20,564	16,243
Accrued expenses	45,132	49,780
Total current liabilities	70,696	71,023

Long-term debt, net	28,750	32,500
Other non-current liabilities	36,084	54,274
Deferred income taxes	4,275	–
Total liabilities	139,805	157,797

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,629,970 and 82,169,076 shares issued at October 3, 2009 and at January 3, 2009, respectively	826	822
Additional paid-in capital	157,455	156,899
Treasury stock, at cost; 403,280 and 401,094 shares at October 3, 2009 and January 3, 2009, respectively	(3,855)	(3,848)
Accumulated other comprehensive loss	(27,364)	(29,850)
Retained earnings	145,137	112,555
Total stockholders’ equity	272,199	236,578
	$412,004	$394,375

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended October 3, 2009 and September 27, 2008
(in thousands, except per share data)
(unaudited)

Three Months Ended	Nine Months Ended
October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$159,936	$236,227	$448,234	$659,041
Costs and expenses:
Cost of sales and operating expenses	113,273	177,745	330,169	485,339
Selling, general and administrative expenses	15,240	15,371	45,443	44,052
Depreciation and amortization	6,027	5,799	18,187	17,436
Total costs and expenses	134,540	198,915	393,799	546,827
Operating income	25,396	37,312	54,435	112,214

Other income/(expense):
Interest expense	(714)	(714)	(2,156)	(2,334)
Other, net	137	97	(318)	397
Total other income/(expense)	(577)	(617)	(2,474)	(1,937)

Income from operations before income taxes	24,819	36,695	51,961	110,277
Income taxes expense	8,746	13,701	19,379	41,743

Net income	$16,073	$22,994	$32,582	$68,534

Basic income per share:	$0.20	$0.28	$0.40	$0.84
Diluted income per share:	$0.19	$0.28	$0.40	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 3, 2009 and September 27, 2008
(in thousands)
(unaudited)

	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$32,582	$68,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,187	17,436
Gain on disposal of property, plant, equipment and other assets	(238)	(74)
Deferred taxes	12,293	2,379
Decrease in long-term pension liability	(11,386)	(6,360)
Stock-based compensation expense	615	672
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	70	111
Accounts receivable	(4,158)	(12,741)
Income taxes refundable	7,005	–
Inventories and prepaid expenses	1,272	(8,683)
Accounts payable and accrued expenses	(3,313)	4,863
Other	(3,345)	477
Net cash provided by operating activities	49,584	66,614
Cash flows from investing activities:
Capital expenditures	(14,143)	(21,032)
Acquisitions	(12,500)	(17,440)
Gross proceeds from disposal of property, plant and equipment and other assets	1,773	881
Net cash used by investing activities	(24,870)	(37,591)
Cash flows from financing activities:
Payments on debt	(3,750)	(3,750)
Deferred loan costs	(911)	–
Contract payments	(57)	(134)
Issuance of common stock	11	303
Minimum withholding taxes paid on stock awards	(108)	(871)
Excess tax benefits from stock-based compensation	(39)	2,308
Net cash used by financing activities	(4,854)	(2,144)
Net increase in cash and cash equivalents	19,860	26,879
Cash and cash equivalents at beginning of period	50,814	16,335
Cash and cash equivalents at end of period	$70,674	$43,214
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,951	$1,657
Income taxes, net of refunds	$1,995	$38,901

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 3, 2009
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended October 3, 2009 and September 27, 2008, have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All accounting standard referencing to GAAP included within the consolidated financial statements are in accordance with the Financial Accounting Standard Board (“FASB”) standards codification as adopted effective October 3, 2009.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through November 12, 2009, the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2009.

(2)         Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 3, 2009, and include the 13 weeks and 39 weeks ended October 3, 2009, and the 13 weeks and 39 weeks ended September 27, 2008.

(c)	Earnings Per Share

On January 4, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now part of FASB Accounting Standard Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).  ASC 260 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of ASC 260.  Non-vested and restricted share awards granted to the Company’s employees and non-employee directors contain non-forfeitable dividend rights and, therefore, are considered participating securities in accordance with ASC 260.  The Company has prepared the current period earnings per share computations and retrospectively revised the Company’s comparative prior period computations to include in basic and diluted earnings per share non-vested and restricted share awards considered participating securities. The adoption of the new guidance in ASC 260 increased the number of common shares included in basic and diluted earnings per share, but had no impact on reported earnings per share.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 3, 2009			September 27, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 16,073	82,227	$ 0.20	$ 22,994	81,855	$ 0.28

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		778			776
Less: Pro forma treasury shares		(427)			(326)

Diluted:
Net income	$ 16,073	82,578	$ 0.19	$ 22,994	82,305	$ 0.28

	Nine Months Ended
		October 3, 2009			September 27, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$ 32,582	82,114	$ 0.40	$ 68,534	81,638	$ 0.84

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		778			1,039
Less: Pro forma treasury shares		(458)			(405)

Diluted:
Net income	$ 32,582	82,434	$ 0.40	$ 68,534	82,272	$ 0.83

For the three months ended October 3, 2009 and September 27, 2008, respectively, 32,000 and 20,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 3, 2009 and September 27, 2008, respectively, 32,000 and 15,678 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

(3)        Acquisitions and Dispositions

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

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling’s used cooking oil collection business (the “API Transaction”).  API Recycling is a division of American Proteins, Inc.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and American Proteins, Inc. Effective August 25, 2008, the Company began including the operations of the API Transaction into the Company’s consolidated financial statements.  Pro forma results of operations have not been presented because the effect of the acquisition is not deemed material to revenues and net income of the Company for fiscal 2008.  As part of the API Transaction additional consideration could be required to be paid each anniversary by the Company, if certain average market prices are achieved over the three years following the anniversary of the closing of the API Transaction, less on a prorate basis a long term receivable recorded at closing.  During the quarter ended October 3, 2009, the Company recorded a liability of approximately $2.0 million representing additional consideration of $2.5 million recorded as goodwill less approximately $0.5 million representing a reduction of the long term receivable.  The additional consideration was paid in the fourth quarter of fiscal 2009.

On September 11, 2009, the Company sold its Little Rock, Arkansas grease/trap plant to a third party for cash and other consideration of approximately $1.6 million.  Effective September 11, 2009, the consolidated financial statements do not include the operations of the Little Rock plant.  The disclosure of the Little Rock plant as discontinued operations and the pro forma presentation of the Little Rock plant have not been made because the Company has determined that the historical revenues and net income are not material to the Company for fiscal 2009 and 2008.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At October 3, 2009 and January 3, 2009, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no insurance recoveries were approximately $14.7 million and $17.3 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from such lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial statements.

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

Included in corporate activities are general corporate expenses and the certain amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension and miscellaneous other assets.

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

Business Segment Net Sales (in thousands):
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Rendering:
Trade	$ 121,062	$ 168,233	$ 344,244	$ 472,883
Intersegment	5,544	14,939	13,239	45,471
	126,606	183,172	357,483	518,354
Restaurant Services:
Trade	38,874	67,994	103,990	186,158
Intersegment	3,618	3,696	9,409	7,822
	42,492	71,690	113,399	193,980
Eliminations	(9,162)	(18,635)	(22,648)	(53,293)
Total	$ 159,936	$ 236,227	$ 448,234	$ 659,041

Business Segment Profit (in thousands):
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Rendering	$ 29,083	$ 35,667	$ 71,467	$ 106,181
Restaurant Services	6,257	10,678	11,205	34,217
Corporate	(18,553)	(22,637)	(47,934)	(69,530)
Interest expense	(714)	(714)	(2,156)	(2,334)
Net Income	$ 16,073	$ 22,994	$ 32,582	$ 68,534

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

Business Segment Assets (in thousands):
	October 3, 2009	January 3, 2009
Rendering	$154,741	$155,318
Restaurant Services	63,671	46,718
Combined Rendering/Restaurant Services	96,689	99,857
Corporate	96,903	92,482
Total	$412,004	$394,375

(6)       Income Taxes

The Company has provided income taxes for the three-month and nine-month period ended October 3, 2009 and September 27, 2008, based on its estimate of the effective tax rate for the entire 2009 and 2008 fiscal years.

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

(7)       Financing

Credit Agreement

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of October 3, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a seven-year term ending April 7, 2013.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a one month interest period plus 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable LIBOR rate multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At October 3, 2009 under the Credit Agreement, the interest rate for the $33.75 million of the term loan that was outstanding was based on LIBOR plus a margin of 2.5% per annum for a total of 2.8125% per annum.  The carrying value of the term loan approximates the fair value due to the floating interest rate on the borrowings.  At October 3, 2009 there were no outstanding borrowings under the Company’s revolving facility.

On October 8, 2008, the Company entered into an amendment (the “2008 Amendment”) with its lenders under its Credit Agreement.  The 2008 Amendment increases the Company’s flexibility to make investments in third parties. Pursuant to the 2008 Amendment, the Company can make investments in third parties provided that (i) no default under the Credit Agreement exists or would result at the time such investment is committed to be made, (ii) certain specified defaults do not exist or would result at the time such investment is actually made, and (iii) after giving pro forma effect to such investment, the leverage ratio (as determined in accordance with the terms of the Credit Agreement) is less than 2.00 to 1.00 for the most recent four fiscal quarter period then ended.  In addition, the 2008 Amendment increases the amount of intercompany investments permitted among the Company and any of its subsidiaries that are not parties to the Credit Agreement from $2.0 million to $10.0 million.

On September 30, 2009, the Company, entered into an amendment (the “2009 Amendment”) with its lenders under the Credit Agreement.  The 2009 Amendment (i) extends the maturity date of the revolving facility from April 7, 2011 to April 7, 2013, (ii) revises the pricing schedule with respect to letter of credit fees and interest rates payable by the Company and amends certain definitions in connection therewith, (iii) permits the issuance of new unsecured indebtedness and amends and adds certain definitions in connection therewith, and (iv) amends certain provisions with respect to the defaulting lender concept in the Credit Agreement.  Pursuant to the 2009 Amendment, the Company can issue new unsecured indebtedness provided that (i) no default under the Credit Agreement exists or would result from the incurrence of such new unsecured indebtedness, (ii) the amount of such new unsecured indebtedness does not exceed $150 million at any time outstanding, and (iii) after giving pro forma effect to such incurrence of new unsecured indebtedness, the Company is in compliance with the fixed charge coverage ratio and the leverage ratio (as determined in accordance with the terms of the Credit Agreement).

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

The Credit Agreement consisted of the following elements at October 3, 2009 and January 3, 2009, respectively (in thousands):

	October 3, 2009	January 3, 2009
Term Loan	$33,750	$37,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	15,852	16,424
Availability	$109,148	$108,576

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of October 3, 2009, the Company was in compliance with all the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.  At October 3, 2009, the Company had unrestricted cash of $70.7 million, compared to unrestricted cash of $50.8 million at January 3, 2009 and $43.2 million at September 27, 2008.

(8)        Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of protein inventories by reducing the potential of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At October 3, 2009, the Company has interest rate swaps, but did not have any natural gas swaps, natural gas collars or inventory swaps outstanding.

In accordance with Statement of Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is now part of FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), entities are required to report all derivative instruments in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument.  If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies.  If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately.  If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to ASC 815.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.

On May 15, 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges according to ASC 815.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of 400,000 mmbtu’s of natural gas representing a portion of its plants expected usage for the months of July 2009 through October 2009 at a fixed rate of $4.5248 per mmbtu.  As of October 3, 2009 these cash flow hedges have expired and settled according to the contracts.  No other cash flow hedges were discontinued during 2009.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at October 3, 2009 into earnings over the next 12 months will be approximately $1.6 million.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments under ASC 815 as of October 3, 2009 and January 3, 2009 (in thousands):

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	October 3, 2009	January 3, 2009

Interest rate swaps	Other noncurrent liabilities	$ 2,803	$ 3,593

Total liability derivatives		$ 2,803	$ 3,593

The effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2009	2008	2009	2008	2009	2008

Interest rate swaps	$ (382)	$ (292)	$ (431)	$ (268)	$ (16)	$ –
Natural gas swaps	(86)	–	(306)	–	–	–

Total	$ (468)	$ (292)	$ (737)	$ (268)	$ (16)	$ –

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.5 million and approximately $0.3 million recorded net of taxes of approximately $0.2 million and approximately $0.1 million for the three months ended October 3, 2009 and September 27, 2008, respectively.

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

The effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2009	2008	2009	2008	2009	2008

Interest rate swaps	$ (369)	$ (486)	$ (1,188)	$ (614)	$ (29)	$ –
Natural gas swaps	(306)	–	(306)	–	–	–

Total	$ (675)	$ (486)	$ (1,494)	$ (614)	$ (29)	$ –

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.7 million and approximately $0.5 million recorded net of taxes of approximately $0.3 million and approximately $0.2 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.

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

At October 3, 2009, the Company had forward purchase agreements in place for purchases of approximately $2.4 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery. Accordingly, the forward purchase agreements are not subject to the requirements of ASC 815 because they qualify as normal purchases as defined in the standard.

(9)       Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which is now part of FASB ASC Topic 220, Comprehensive Income (“ASC 220”).  ASC 220 establishes standards for reporting and presentation of comprehensive income or loss and its components.  For the three months ended October 3, 2009 and September 27, 2008, total comprehensive income was $16.9 million and $23.1 million, respectively.  For the nine months ended October 3, 2009, and September 27, 2008, total comprehensive income was $35.1 million and $68.8 million, respectively.

(10)     Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes revenue related to grease trap servicing in the month the trap service occurs.

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

Net pension cost for the three and nine months ended October 3, 2009 and September 27, 2008 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$ 246	$ 266	$ 738	$ 800
Interest cost	1,442	1,361	4,326	4,081
Expected return on plan assets	(1,203)	(1,650)	(3,609)	(4,951)
Amortization of prior service cost	36	30	108	92
Amortization of net loss	1,044	87	3,132	261
Net pension cost	$ 1,565	$ 94	$ 4,695	$ 283

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at October 3, 2009, the Company expects to contribute approximately $0.9 million to its pension plans to meet funding requirements during the next twelve months.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 3, 2009 and September 27, 2008 of approximately $14.8 million and $6.5 million, respectively.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates gave notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to this multi-employer plan for approximately $1.4 million, which included a release for any future liability.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from another multi-employer plan in which it participates.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The plan has stated that it will provide the Company with a notice of redetermination liability no later than December 27, 2009.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the federal Pension Protection Act (the “PPA”); however, as of October 3, 2009, the Company has not received any further information regarding this Critical Status plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

(12)     Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is now part of FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted ASC 820 on December 30, 2007.  In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, which is now part of ASC 820.  This new guidance delayed the effective date for certain portions of ASC 820 related to nonrecurring measurements of nonfinancial assets and liabilities.  On January 4, 2009, the Company adopted the new guidance related to nonrecurring measurements of nonfinancial assets and liabilities, which did not have a material impact on the Company’s fair value measurements.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of October 3, 2009 and are categorized using the fair value hierarchy under ASC 820.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at October 3, 2009 Using
(In thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities	$ 2,803	$ —	$ 2,803	$ —
Total	$ 2,803	$ —	$ 2,803	$ —

Derivative liabilities consist of the Company’s interest rate swap contracts.  The interest rate swaps represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.

(13)     New Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations (“ASC 805”).  ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under the pre-codification SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC 805 requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under the pre-codification SFAS 141.  The new provisions of ASC 805 were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions and Dispositions.  The adoption of ASC 805 did not have a material impact on the determination or reporting of the Company’s financial results for the period ended October 3, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which is now part of FASB ASC Topic 810, Consolidation (“ASC 810”).  ASC 810 establishes new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  ASC 810 was adopted by the Company on January 4, 2009 on a prospective basis.  The adoption of ASC 810 did not have an impact to the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now part of FASB ASC Topic 815, Derivatives and Hedging.  These new provisions of ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  These new provisions apply to all derivative instruments within the scope of ASC 815 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  The Company adopted these new provisions of ASC 815 effective January 4, 2009.  The adoption of this new guidance did not have a material effect to the consolidated financial statements of the Company.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which is now part of FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”).  ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  ASC 350 was adopted on January 4, 2009.  The adoption of ASC 350 did not have a material effect to the consolidated financial statements of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now part of FASB ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by ASC 715 are effective for fiscal years ending after December 15, 2009, with earlier application permitted.  Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting ASC 715.

In April 2009, the FASB issued FSP No FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now part of FASB ASC Topic 805, Business Combination.  This new guidance amends and clarifies ASC 805 to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this new guidance did not have a material impact on the determination or reporting of the Company’s financial results for the period ended October 3, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments (“ASC 825”).  ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  ASC 825 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of ASC 825 did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC Topic 855, Subsequent Events (“ASC 855”) effective for interim or annual periods ending after June 15, 2009.  The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of ASC 855 did not have a material effect to the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is part of the FASB ASC Topic 105, Generally Accepted Accounting Policies (“ASC 105”).  ASC 105 established the ASC as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of U.S. GAAP.  ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  ASC is effective for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 has changed how the Company references various elements of U.S GAAP when preparing the Company’s financial statement disclosures, but did not have an impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), which is a future amendment to FASB ASC Topic 810, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The Company is required to adopt SFAS No. 167 on January 3, 2010 and is currently evaluating the impact of adopting SFAS No. 167.

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

Earnings for the third quarter of fiscal 2009 were higher than the second quarter of fiscal 2009, driven primarily by higher selling prices for the Company’s finished products, lowering of inventories, and lower operating costs.  The Company’s raw material volumes remained stable in the third quarter of fiscal 2009 as compared to the second quarter of fiscal 2009.  Raw material volume in the third quarter of fiscal 2009 was lower than the third quarter of fiscal 2008.  Volume reductions continue to be a result of meat production cutbacks from integrated packers, closures of mid-sized packer operations as a result of the continued difficult economic conditions for the food service industry and lower dead stock volume.  Finished product prices for BFT, YG, and MBM improved versus the second quarter of fiscal 2009 as global demand remained strong and values for alternative ingredients increased.  However, overall prices were lower in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.  Additionally, the Company experienced lower operating costs in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily as a result of lower natural gas and diesel fuel prices.

Operating income decreased by $11.9 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2009 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Third Quarter of 2009

•
Lower raw material volumes were collected from suppliers during the third quarter of 2009 as compared to the third quarter of 2008.  Management believes the decline in the general performance of the U.S. economy and weaker year over year slaughter rates in the meat processing industry contributed to a decline in raw material volumes collected by the Company during the quarter.  The Company’s decline in raw material volume was impacted by the closure of smaller meat packer operations and the reduced overrun volume and production cutbacks from larger integrated packers, which has occurred during the current economic environment.  The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Lower finished product prices as compared to the third quarter of fiscal 2008 are a result of the decline of the U.S. economy and world economy.  The decline in overall finished product prices was unfavorable to the Company’s sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Energy prices for natural gas and diesel fuel declined during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, as overall lower energy costs continued to decline in response to a decline of the general performance of the U.S. economy.  Lower energy prices were favorable to the Company’s cost of sales.  The financial impact of lower energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2009 and Thereafter

Critical Issues and Challenges:

•
The decline of the general performance of the U.S. economy has forced the Company’s raw material suppliers to reduce their slaughters over the first nine months of 2009.  If this slaughter reduction continues or accelerates, there could be a negative impact on the Company’s ability to obtain raw materials for the Company’s operations.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Although prices continued to remain low in the first nine months of fiscal 2009 as compared to the most recent history, it is unclear that prices have stabilized at these lower costs.  The Company will continue to manage these costs and attempt to minimize these expenses which represent an ongoing challenge to the Company’s operating results for future periods.

•
Finished product prices for MBM and YG commodities decreased during the third quarter of fiscal 2009 as compared to the second quarter of fiscal 2009.  No assurance can be given that this decrease in commodity prices for BFT, YG and MBM won’t continue in the future.  A future decrease in commodity prices, coupled with a further decline of the general performance of the U.S. economy and the inability of some consumers and companies to obtain credit due to the continuing lack of liquidity in the financial markets, could have a significant impact on the Company’s earnings for the remainder of fiscal 2009 and into future periods.

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

•
Enforcement of the rule “Substances Prohibited From Use in Animal Food or Feed” (the “Final BSE Rule”), which FDA published on April 25, 2008, began on October 26, 2009.  The Final BSE Rule amended 21 CFR 589.2000 and added 21 CFR 589.2001 to prohibit the use of certain cattle materials in all feed and food for animals.  Such prohibited cattle materials include: (1) the entire carcass of cattle positive for BSE;  (2) brain and spinal cord from cattle aged 30 months and older;  (3) the entire carcass of cattle aged 30 months and older that were not inspected and passed for human consumption and from which the brain and spinal cord were not or cannot be “effectively” removed (“Decomposing Cattle Carcasses”); and (4) tallow derived from the listed prohibited cattle materials unless such tallow contains no more than 0.15% insoluble impurities. The Final BSE Rule also prohibits the use of tallow derived from any cattle materials in feed for cattle and other ruminant animals if such tallow contains more than 0.15% insoluble impurities.  Except for these new restrictions on tallow, materials derived from cattle younger than 30 months of age and not positive for BSE are not affected by the Final BSE Rule and may still be used in feed and food for animals pursuant to 21 CFR 589.2000.  The insoluble impurity restrictions for tallow, however, do not affect its use in feed for poultry, pigs and other non-ruminant animals, unless such tallow was derived from the cattle materials prohibited by the Final BSE Rule.  After completing previously published drafts, the FDA finalized its Guidance for Industry on compliance with the Final BSE Rule on May 6, 2009.  The Company has made capital expenditures and implemented new processes and procedures to be compliant with the Final BSE Rule at all of its operations.  Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA implements the Final BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Final BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule will not negatively impact the Company’s operations and financial performance.

•
Avian influenza (“H5N1”), or Bird Flu, a highly contagious disease that affects chickens and other poultry species, has spread throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of October 30, 2009, but low pathogenic strains that are not a threat to human health were reported in the U.S. and Canada in recent years.  The U.S. Department of Agriculture (“USDA”) has developed safeguards to protect the U.S. poultry industry from H5N1. These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected. Notwithstanding these safeguards, any significant outbreak of Bird Flu in the U.S. could have a negative impact on the Company’s business by reducing demand for MBM.

•
On May 13, 2008, the FDA held a public meeting to present the agency’s rulemaking intentions regarding the Food and Drug Administration Amendments Act of 2007 (the “Act”) and to receive public comments on such intended actions.  The Act was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery of adulterated imported pet and livestock food in March 2007.  The Act directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009.  On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance” .  Stakeholder comments and questions about the Reportable Food Registry that were submitted to the docket or during public meetings were incorporated into a second draft guidance, which was published on September 8, 2009.  In this most recent draft guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its guidance and clarifies certain interpretive and enforcement issues pertaining to the treatment of animal feed and pet food under the Act.  As of October 30, 2009, the FDA’s guidance for compliance to the Reportable Food Registry had not been finalized.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and does not currently anticipate that the Act will have a significant impact on its operations or financial performance.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes prevention, intervention and response strategies the FDA proposes to use for improving food and animal feed safety for imported and domestically produced ingredients and products. The 2007 Plan also lists additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan.  Legislation will be necessary for the FDA to obtain these additional authorities.  While food and feed safety issues continue to be debated by Congress, it has not granted such new authorities to the FDA as of October 30, 2009.

•
On May 26, 2009, the U.S. Environmental Protection Agency (the “EPA”) published its proposed regulations implementing changes to the Renewable Fuel Standard (“RFS”) program.  Among other things, the revised regulatory requirements specify the relative volumes of biofuel/renewable fuel that must be used in transportation fuel each year, and include new definitions and criteria for both renewable fuels and the feedstocks used to produce them, including new greenhouse gas (“GHG”) emission thresholds for renewable fuels.  As proposed, the regulations relating to the RFS program requires that a renewable fuel must reduce the fuel’s lifecycle GHG emissions by a minimum of 40% versus petroleum diesel.  In addition, in the revised regulations the EPA determined, among other things, that biodiesel or renewable diesel made from animal fat or used cooking oil (which were termed “waste greases”) results in an 80% reduction in GHG emissions versus petroleum diesel.  Issuance of the rule that will finalize revisions to the RFS program is pending while the EPA reviews findings of a peer review of the proposed RFS program, which was completed July 31, 2009, and comments submitted during the public comment period, which closed September 25, 2009.   The Company will continue to monitor developments as the EPA finalizes changes to the RFS program and to evaluate the potential impact of such changes on the Company’s business, including it renewable fuel strategy.

Results of Operations

Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008

Summary of Key Factors Impacting Third Quarter 2009 Results:

Principal factors that contributed to a $11.9 million decrease in operating income, which are discussed in greater detail in the following section, were:

•	Lower raw material volumes,
•	Lower finished product prices, and
•	Lower yield.

       These decreases were partially offset by:

•	Lower raw material costs, and
•	Lower energy costs, primarily related to natural gas and diesel fuel.

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG.  The prices quoted are for delivery of the finished product at a specified location. These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2009 compared to average Jacobsen prices for the third quarter of fiscal 2008 follow:

	Avg. Price 3rd Quarter 2009	Avg. Price 3rd Quarter 2008	(Decrease)	% (Decrease)
MBM (Illinois)	$360.08 /ton	$388.36 /ton	$(28.28) /ton	(7.3)%
BFT (Chicago)	$ 29.54 /cwt	$ 41.35 /cwt	$(11.81) /cwt	(28.6)%
YG (Illinois)	$ 22.64 /cwt	$ 34.64 /cwt	$(12.00) /cwt	(34.6)%

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

The Company charges collection fees which are included in net sales.  Each month the Company monitors both the collection fees charged to suppliers, which are included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

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

 During the third quarter of fiscal 2009, net sales decreased by $76.3 million (32.3%) to $159.9 million as compared to $236.2 million during the third quarter of fiscal 2008. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (29.1)	$ (19.0)	$ —	$ (48.1)
Lower raw material volume	(15.9)	(1.8)	—	(17.7)
Other sales (decreases)/increases	(6.4)	1.1	—	(5.3)
Purchase of finished product for resale	(3.4)	0.1	—	(3.3)
Lower yield	(1.7)	(0.2)	—	(1.9)
Product transfers	9.4	(9.4)	—	—
	$ (47.1)	$ (29.2)	$ —	$ (76.3)

The decrease in rendering sales during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 is partially due to a 7.3% decrease in MBM prices and a 28.6% decrease in BFT prices and is reflected in the $29.1 million decrease in finished goods prices.  Rendering volumes have also decreased rendering sales by approximately $15.9 million, which are due to a lower number of packer and processor slaughters in the current year.  Finally, other rendering sales have decreased approximately $6.4 million principally due to lower hide prices and volumes.  The decrease in restaurant services sales during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 of approximately $19.0 million is partially due to a 34.6% decrease in YG prices.  Restaurant services volume has also decreased restaurant services sales by approximately $1.8 million due to lower consumer consumption and competition as a result of the lower grease volumes.  Other restaurant services sales increased by approximately $1.1 million, which have partially offset the decline in price and volume and is due to a current year acquisition by the Company.

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

During the third quarter of fiscal 2009, cost of sales and operating expenses decreased $64.4 million (36.2%) to $113.3 million as compared to $177.7 million during the third quarter of fiscal 2008. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material costs	$ (22.4)	$ (14.7)	$ —	$ (37.1)
Lower energy costs, primarily natural gas and diesel fuel	(9.4)	(1.6)	(0.5)	(11.5)
Other expense (decreases)/increases	(8.8)	(0.3)	1.2	(7.9)
Lower raw material volume	(5.5)	(0.5)	—	(6.0)
Purchases of finished product for resale	(4.6)	2.7	—	(1.9)
Product transfers	9.4	(9.4)	—	—
	$ (41.3)	$ (23.8)	$ 0.7	$ (64.4)

The decrease in rendering cost of sales during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 is partially due to a 7.3% decrease in MBM prices and a 28.6% decrease in BFT prices and is reflected in the $22.4 million decrease in raw material costs.  Rendering costs were impacted by lower natural gas prices that decreased cost of sales by approximately 9.4 million as compared to the third quarter of fiscal 2008.  Rendering volumes have also decreased rendering cost of sales by approximately $5.5 million, which are due to a lower number of packer and processor slaughters in the current year.  Finally, other rendering cost of sales has decreased approximately $8.8 million principally due to lower hide prices and volumes.  The decrease in restaurant services cost of sales during the third quarter of 2009 as compared to the third quarter of 2008 of approximately $14.7 million is partially due to a 34.6% decrease in YG prices.  Restaurant services costs were impacted by lower natural gas prices that decreased cost of sales by approximately $1.6 million as compared to the third quarter of fiscal 2008.  Restaurant services volume have also decreased restaurant cost of sales by approximately $0.5 million due to lower consumer consumption and competition as a result of the lower grease volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.2 million during the third quarter of fiscal 2009, a $0.2 million decrease (1.3%) from $15.4 million during the third quarter of fiscal 2008.  The decrease in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and incentive-related benefits	$ 0.3	$ 0.3	$ 0.2	$ 0.8
Other expense (decreases)/increases	(0.2)	(0.4)	0.6	—
Bad debt expense	(0.5)	(0.4)	(0.1)	(1.0)
	$ (0.4)	$ (0.5)	$ 0.7	$ (0.2)

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million (3.4%) to $6.0 million during the third quarter of fiscal 2009 as compared to $5.8 million during the third quarter of fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets on the balance sheet.

Interest Expense. Interest expense was $0.7 million during the third quarter of fiscal 2009 and fiscal 2008, respectively.

Other Income/Expense. Other income was $0.1 million in the third quarter of fiscal 2009 and fiscal 2008, respectively.

Income Taxes. The Company recorded income tax expense of $8.7 million for the third quarter of fiscal 2009, compared to $13.7 million recorded in the third quarter of fiscal 2008, a decrease of $5.0 million, primarily due to decreased pre-tax earnings of the Company in the third quarter of fiscal 2009.  The effective tax rate for the third quarter of fiscal 2009 is 35.2% and differs from the statutory rate of 35% due primarily to state income taxes.  The effective rate for the third quarter of fiscal 2008 of 37.3% differs from the statutory rate of 35% primarily due to state income taxes.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008

Summary of Key Factors Impacting the First Nine Months of Fiscal 2009 Results:

Principal factors that contributed to a $57.8 million decrease in operating income, which are discussed in greater detail in the following section, were:

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

Prices for finished product commodities that the Company produces are quoted each business day on the Jacobsen index, an established trading exchange price publisher. These finished products are MBM, BFT and YG. The prices quoted are for delivery of the finished product at a specified location.  These prices are relevant because they provide an indication of a component of revenue and achievement of business plan benchmarks on a daily basis.  The Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2009 compared to average Jacobsen prices for the first nine months of fiscal 2008 follow:

	Avg. Price Nine Months 2009	Avg. Price Nine Months 2008	(Decrease)	% (Decrease)
MBM (Illinois)	$348.90 /ton	$357.04 /ton	$ (8.14) /ton	(2.3)%
BFT (Chicago)	$ 25.02 /cwt	$ 39.75 /cwt	$ (14.73) /cwt	(37.1)%
YG (Illinois)	$ 20.76 /cwt	$ 32.08 /cwt	$ (11.32) /cwt	(35.3)%

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

The Company charges collection fees which are included in net sales.  Each month the Company monitors both the collection fees charged to suppliers, which are included in net sales, and collection expense, which is included in cost of sales.  The importance of monitoring of collection fees and collection expense is that they provide an indication of achievement of the Company’s business plan.

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

During the first nine months of fiscal 2009 net sales decreased by $210.8 million (32.0%) to $448.2 million as compared to $659.0 million during the first nine months of fiscal 2008.  The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower finished goods prices	$ (82.0)	$ (44.4)	$ —	$ (126.4)
Lower material volume	(46.6)	(6.2)	—	(52.8)
Other sales (decreases)/increases	(21.0)	4.2	—	(16.8)
Purchase of finished product for resale	(6.3)	(2.1)	—	(8.4)
Lower yield	(5.0)	(1.4)	—	(6.4)
Product transfers	32.2	(32.2)	—	—
	$ (128.7)	$ (82.1)	$ —	$ (210.8)

The decrease in rendering sales for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 is partially due to a 2.3% decrease in MBM prices and a 37.1% decrease in BFT prices and is reflected in the $82.0 million decrease in finished goods prices.  Rendering volumes have also decreased rendering sales by approximately $46.6 million, which are due to a lower number of packer and processor slaughters in the current year.  Finally, other rendering sales have decreased approximately $21.0 million principally due to lower hide prices and volumes.  The decrease in restaurant services sales during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 of approximately $44.4 million is partially due to a 35.3% decrease in YG prices.  Restaurant services volume has also decreased restaurant services sales by approximately $6.2 million due to lower consumer consumption and competition as a result of the lower grease volumes.  Other restaurant services sales increased by approximately $4.2 million, which have partially offset the decline in price and volume and is due to a current year acquisition by the Company.

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

During the first nine months of fiscal 2009, cost of sales and operating expenses decreased $155.1 million (32.0%) to $330.2 million as compared to $485.3 million during the first nine months of fiscal 2008.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Lower raw material costs	$ (64.7)	$ (23.3)	$ —	$ (88.0)
Lower energy costs, primarily natural gas and diesel fuel	(19.5)	(4.0)	(0.3)	(23.8)
Lower raw material volume	(15.4)	(1.8)	—	(17.2)
Other expense (decreases)/increases	(20.8)	3.6	1.2	(16.0)
Purchases of finished product for resale	(8.2)	(1.9)	—	(10.1)
Product transfers	32.2	(32.2)	—	—
	$ (96.4)	$ (59.6)	$ 0.9	$ (155.1)

The decrease in rendering cost of sales during the first nine months of 2009 as compared to the first nine months of 2008 is partially due to a 2.3% decrease in MBM prices and a 37.1% decrease in BFT prices and is reflected in the $64.7 million decrease in raw material costs.  Rendering costs were impacted by lower natural gas prices that decreased cost of sales by approximately $19.5 million as compared to the first nine months of fiscal 2008.  Rendering volumes have also decreased rendering cost of sales by approximately $15.4 million, which are due to a lower number of packer and processor slaughters in the current year.  Finally, other rendering cost of sales has decreased approximately $20.8 million principally due to lower hide prices and volumes as compared to the prior year.  The decrease in restaurant services cost of sales during the first nine months of 2009 as compared to the first nine months of 2008 of approximately $23.3 million is partially due to a 35.3% decrease in YG prices.  Restaurant services costs were impacted by lower natural gas prices that decreased cost of sales by approximately $4.0 million as compared to the first nine months of fiscal 2008.  Restaurant services volume have also decreased restaurant cost of sales by approximately $1.8 million due to lower consumer consumption and competition as a result of the lower grease volumes.  Other restaurant service cost of sales increased by approximately $3.6 million, which has partially offset the decline in price and volume and is due to current and prior year acquisitions by the Company.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $45.4 million during the first nine months of fiscal 2009, a $1.3 million increase (2.9%) from $44.1 million during the first nine months of fiscal 2008.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and incentive-related benefits	$ 0.8	$ 0.9	$ (0.8)	$ 0.9
Consulting fees	—	—	0.9	0.9
Other expense (decreases)/increase	(0.2)	(0.4)	1.1	0.5
Bad debt expense	(0.6)	(0.5)	0.1	(1.0)
	$ —	$ —	$ 1.3	$ 1.3

Depreciation and Amortization.  Depreciation and amortization charges increased $0.8 million (4.6%) to $18.2 million during the first nine months of fiscal 2009 as compared to $17.4 million during the first nine months of fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets on the balance sheet.

Interest Expense. Interest expense was $2.2 million during the first nine months of fiscal 2009 compared to $2.3 million during the first nine months of fiscal 2008, a decrease of $0.1 million, primarily due to a decrease in the balance related to the Company’s outstanding debt.

Other Income/Expense. Other expense was $0.3 million in the first nine months of fiscal 2009, a $0.7 million increase in other expense as compared to other income of $0.4 million in the first nine months of fiscal 2008.  The increase in other expense is primarily due to a decrease in interest income as a result of lower interest rates on interest bearing accounts, and increase in other non-operating expenses offset somewhat by an increase in gains incurred on sales of fixed assets.

Income Taxes. The Company recorded income tax expense of $19.4 million for the first nine months of fiscal 2009, compared to income tax expense of $41.7 million recorded in the first nine months of fiscal 2008, a decrease of $22.3 million, primarily due to a decrease in pre-tax earnings of the Company in fiscal 2009.  The effective tax rate for fiscal 2009 is 37.3% and differs from the statutory rate of 35% due primarily to state income taxes.  The effective rate for fiscal 2008 of 37.9% differs from the statutory rate of 35% primarily due to state income taxes.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

The Company has a $175 million credit agreement (the “Credit Agreement”) that became effective April 7, 2006. The principal components of the Credit Agreement consist of the following:

•
The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility.

•	The $125.0 million revolving credit facility has a term that matures on April 7, 2013.

•
As of October 3, 2009, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $16.25 million, for an aggregate of $33.75 million principal outstanding under the term loan facility at October 3, 2009.

•
Alternative base rate loans under the Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1% and (c) the adjusted LIBOR for a one month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans bear interest at a rate per annum based on the then-applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.

•
On October 8, 2008, the Company entered into an amendment (the “2008 Amendment”) with its lenders under its Credit Agreement.  The 2008 Amendment increases the Company’s flexibility to make investments in third parties.  Pursuant to the 2008 Amendment, the Company can make investments in third parties provided that (i) no default under the Credit Agreement exists or would result at the time such investment is committed to be made, (ii) certain specified defaults do not exist or would result at the time such investment is actually made, and (iii) after giving pro forma effect to such investment, the leverage ratio (as determined in accordance with the terms of the Credit Agreement) is less than 2.00 to 1.00 for the most recent four fiscal quarter period then ended.  In addition, the 2008 Amendment increases the amount of intercompany investments permitted among the Company and any of its subsidiaries that are not parties to the Credit Agreement from $2.0 million to $10.0 million.

•
On September 30, 2009, the Company, entered into an amendment (the “2009 Amendment”) with its lenders under the Credit Agreement.  The 2009 Amendment (i) extends the maturity date of the revolving facility from April 7, 2011 to April 7, 2013, (ii) revises the pricing schedule with respect to letter of credit fees and interest rates payable by the Company and amends certain definitions in connection therewith, (iii) permits the issuance of new unsecured indebtedness and amends and adds certain definitions in connection therewith, and (iv) amends certain provisions with respect to the defaulting lender concept in the Credit Agreement.  Pursuant to the 2009 Amendment, the Company can issue new unsecured indebtedness provided that (i) no default under the Credit Agreement exists or would result from the incurrence of such new unsecured indebtedness, (ii) the amount of such new unsecured indebtedness does not exceed $150 million at any time outstanding, and (iii) after giving pro forma effect to such incurrence of new unsecured indebtedness, the Company is in compliance with the fixed charge coverage ratio and the leverage ratio (as determined in accordance with the terms of the Credit Agreement).

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

The Credit Agreement consisted of the following elements at October 3, 2009 (in thousands):

Credit Agreement:
Term Loan	$ 33,750
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	15,852
Availability	$ 109,148

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of October 3, 2009, the Company was in compliance with all of the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying October 3, 2009 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On October 3, 2009, the Company had working capital of $84.4 million and its working capital ratio was 2.19 to 1 compared to working capital of $67.4 million and a working capital ratio of 1.95 to 1 on January 3, 2009.  The increase in working capital is primarily due to the increase in cash.  At October 3, 2009, the Company had unrestricted cash of $70.7 million and funds available under the revolving credit facility of $109.1 million, compared to unrestricted cash of $50.8 million and funds available under the revolving credit facility of $108.6 million at January 3, 2009.

Net cash provided by operating activities was $49.6 million and $66.6 million for the nine months ended October 3, 2009 and September 27, 2008, respectively, a decrease of $17.0 million, primarily due to a decrease in net income of approximately $35.9 million and increases in cash flow from changes in operating assets and liabilities, which includes an increase in accounts receivable of $8.6 million, an increase from inventory of approximately $8.6 million, an increase from income taxes refundable of approximately $7.0 million and a decrease from accounts payable and accrued expenses of $8.2 million.  Cash used by investing activities was $24.9 million for the nine months of fiscal 2009 compared to $37.6 million for the nine months of fiscal 2008, a decrease of $12.7 million, primarily due to a decrease in capital expenditures of $6.9 million and a decrease in acquisitions of $4.9 million for the nine months of fiscal 2009.  Net cash used by financing activities was $4.9 million and $2.1 million for the nine months ended October 3, 2009 and September 27, 2008, respectively, an increase of $2.8 million, principally due to less excess tax benefits from stock-based compensation in 2009.

The Company made capital expenditures of $14.1 million during the nine months of fiscal 2009, compared to capital expenditures of $21.0 million in the nine months of fiscal 2008 for a net decrease of $6.9 million.  The decrease is due primarily to a reduction in spending on a major modernization project started in fiscal 2008 and completed in fiscal 2009 at the Turlock, California plant that was identified over normal maintenance and compliance capital expenditures and an overall reduction in general capital expenditures in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Additionally, in the nine months ended October 3, 2009, the Company spent approximately $1.4 million related to the Final BSE Rule.  Capital expenditures related to compliance with environmental regulations were $0.4 million and $0.7 million during the nine months ended October 3, 2009 and September 27, 2008, respectively.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at October 3, 2009, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2009, the Company has accrued approximately $6.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at October 3, 2009.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.9 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 3, 2009 of approximately $14.8 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The plan has stated that it will provide the Company with a notice of redetermination liability no later than December 27, 2009.  Another of the underfunded multi-employer plans in which the Company participates has given notification of “Critical Status” under the PPA; however, as of October 3, 2009, the Company has not received any further information regarding this Critical Status plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of October 3, 2009, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

In September 2009, the Company announced that it has joined with a subsidiary of Valero Energy Corporation (“Valero”) to take initial steps towards the formation of a joint venture to build a facility capable of producing over 10,000 barrels per day or 135 million gallons per year of renewable diesel on a site adjacent to Valero’s St. Charles refinery near Norco, Louisiana (the “Joint Venture Project”).  The proposed facility is expected to convert grease, primarily animal fats and used cooking oil supplied by the Company, and potentially other feedstocks that become economically and commercially viable into renewable diesel.  The Company and Valero have applied for and are jointly seeking a loan guarantee for the proposed Joint Venture Project from the U.S. Department of Energy (the “DOE”) under the Energy Policy Act of 2005 (together with the regulations promulgated thereunder, the “Energy Act”), which makes $8.5 billion of debt financing guarantees available for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies (the “DOE Loan Program”).    On November 3, 2009, the DOE notified the Company and Valero that it had completed its review of the initial application for the Joint Venture Project and approved the project for further evaluation under the DOE Loan Program.  In addition, the DOE informed the Company that the Joint Venture Project may constitute a “1705 Eligible Project” (as defined in the Energy Act), which designation would entitle the joint venture entity to have certain of its loan costs paid for under the DOE loan program.  Accordingly, the Company and Valero intend to submit to the DOE the more detailed Part II submission required to continue in the application process for inclusion of the Joint Venture Project in the DOE Loan Program, which submission is due on or before December 3, 2009.  The Company and Valero are splitting the costs and expenses related to the Joint Venture Project and the preparation and filing of the application under the DOE Loan Program, which as of the date of this Report have not been significant in amount.  The Company and Valero have not yet entered into a joint venture operating agreement with respect to the Joint Venture Project; however, once the joint venture operating agreement has been entered into, certain of the costs and expenses associated with the Joint Venture Project could be incurred in the form of capital contributions to the joint venture entity.  The ultimate cost of the Joint Venture Project to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed and the amount of funding, if any, approved under the DOE Loan Program is known.  It is currently contemplated that the Company and Valero would move forward with the more detailed engineering reports and studies for the Joint Venture Project only if the DOE notifies them following its review of the Part II submission that the Joint Venture Project has been approved for the next phase of the loan approval process, which could occur as early as the first quarter of fiscal 2010.  Completion of the Joint Venture Project is contingent, among other things, on (i) the DOE’s approval of the loan application for inclusion in the DOE Loan Program at a sufficient funding level for the parties to agree to proceed with the Joint Venture Project, (ii) the total cost estimate for the Joint Venture Project and (iii) the final approval of the Company’s Board of Directors.  Furthermore, even if the Joint Venture Project is accepted in the DOE Loan Program, there is no assurance that the parties will be able to negotiate a loan agreement on acceptable terms.  Accordingly, the Company can provide no assurance that the Joint Venture Project will be completed.

The Company’s management believes that cash flows from operating activities consistent with the level generated in first nine months of fiscal 2009, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture Project and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  a further reduction in finished product prices;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2009 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2009 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for the potential contributions to the Joint Venture Project, no decision has been made as to non-ordinary course cash usages at this time, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw material availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a continued decline in raw material availability, a further decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $4.8 million consisting of approximately $2.4 million of finished products and approximately $2.4 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 3, 2009. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2009, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.5 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 3, 2009.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations (“ASC 805”).  ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under the pre-codification SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC 805 requires acquirers to expense acquisition related costs as incurred rather than allocating these costs to assets acquired and liabilities assumed, as was done under the pre-codification SFAS 141.  The new provisions of ASC 805 were adopted by the Company on January 4, 2009.  The effect of this standard depends on acquisition activity and its relative size to the Company.  During the first quarter of fiscal 2009 the Company did acquire an entity as discussed in Note 2 Acquisitions and Dispositions.  The adoption of ASC 805 did not have a material impact on the determination or reporting of the Company’s financial results for the period ended October 3, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which is now part of FASB ASC Topic 810, Consolidation (“ASC 810”).  ASC 810 establishes new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  ASC 810 was adopted by the Company on January 4, 2009 on a prospective basis.  The adoption of ASC 810 did not have an impact to the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now part of FASB ASC Topic 815, Derivatives and Hedging.  These new provisions of ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  These new provisions apply to all derivative instruments within the scope of ASC 815 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.  The Company adopted these new provisions of ASC 815 effective January 4, 2009.  The adoption of this new guidance did not have a material effect to the consolidated financial statements of the Company.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which is now part of FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”).  ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  ASC 350 was adopted on January 4, 2009.  The adoption of ASC 350 did not have a material effect to the consolidated financial statements of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now part of FASB ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets required by ASC 715 are effective for fiscal years ending after December 15, 2009, with earlier application permitted.  Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements impact of adopting ASC 715.

In April 2009, the FASB issued FSP No FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now part of FASB ASC Topic 805, Business Combination.  This new guidance amends and clarifies ASC 805 to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company’s adoption of this new guidance did not have a material impact on the determination or reporting of the Company’s financial results for the period ended October 3, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments (“ASC 825”).  ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  ASC 825 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of ASC 825 did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC Topic 855, Subsequent Events (“ASC 855”) effective for interim or annual periods ending after June 15, 2009.  The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of ASC 855 did not have a material effect to the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is part of the FASB ASC Topic 105, Generally Accepted Accounting Policies (“ASC 105”).  ASC 105 established the ASC as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of U.S. GAAP.  ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  ASC is effective for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 has changed how the Company references various elements of U.S GAAP when preparing the Company’s financial statement disclosures, but did not have an impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), which is a future amendment to FASB ASC Topic 810, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The Company is required to adopt SFAS No. 167 on January 3, 2010 and is currently evaluating the impact of adopting SFAS No. 167.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest and natural gas expense.  The Company uses interest rate swaps with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  The interest rate swaps and natural gas swaps are subject to the requirements of ASC 815.  The Company’s natural gas forward contracts are not subject to the requirements of ASC 815, because the natural gas forward contracts qualify as normal purchases as defined in ASC 815.  The Company does not use derivative instruments for trading purposes.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to ASC 815.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At October 3, 2009, the fair value of these interest swap agreements was $2.8 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

As of October 3, 2009, the Company had forward purchase agreements in place for purchases of approximately $2.4 million of natural gas and diesel fuel.  As of October 3, 2009, the Company had forward purchase agreements in place for purchases of approximately $2.4 million of finished product.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009

PART II: Other Information

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

DARLING INTERNATIONAL INC.

Date: November 12, 2009	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: November 12, 2009	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)