Form 10-Q/A
period 2009-10-03
DARLING INTERNATIONAL INC
filed 2010-03-03
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

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

EXPLANATION OF AMENDMENT

This Form 10-Q/A to the Quarterly Report on Form 10-Q of Darling International Inc. for the quarter ended October 3, 2009, which was filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”), is being filed solely to correct mistakes in the EDGAR submission with respect to certain dates set forth in Exhibits 31.1, 31.2 and 32 thereto.  The execution versions of Exhibits 31.1, 31.2 and 32 contained in the Company’s records include the correct date of November 12, 2009; however, in preparing the EDGAR submission of such exhibits, incorrect dates were inadvertently included.  Therefore, this Form 10-Q/A is being filed solely to (i) amend Exhibit 31.1 to the Original Filing as set forth in Exhibit 31.1 hereto by changing the date of such exhibit from August 13, 2009 to November 12, 2009, (ii) amend Exhibit 31.2 to the Original Filing as set forth in Exhibit 31.2 hereto by changing the date of such exhibit from August 13, 2009 to November 12, 2009 and (iii) amend Exhibit 32 to the Original Filing as set forth in Exhibit 32.1 hereto by correcting the date referenced in such exhibit from the Form 10-Q for the period ending July 4, 2009 to the Form 10-Q for the period ending October 3, 2009 and by changing the date of such exhibit to November 12, 2009.  In addition, the Company is filing additional certifications, dated as of the date hereof, as Exhibits 31.3, 31.4 and 32.2, which are being furnished in order to provide certifications as of the date of the filing of this Form 10-Q/A.  No other information in the Original Filing is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibits 31.1, 31.2 and 32 and the addition of Exhibits 31.3, 31.4 and 32.2, this Form 10-Q/A does not update or otherwise amend the disclosure contained in the Original Filing to reflect any events or circumstances that have occurred since the date of the Original Filing.

PART II.   Other Information

Item 6.   EXHIBITS

The following exhibits are filed herewith:
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company, dated as of November 12, 2009.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company, dated as of November 12, 2009.
31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company, dated as of March 3, 2010.
31.4	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company, dated as of March 3, 2010.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company, dated as of November 12, 2009.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company, dated as of March 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date: March 3, 2010	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: March 3, 2010	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)