Form 10-Q
period 2010-04-03
DARLING INTERNATIONAL INC
filed 2010-05-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

           There were 82,443,614 shares of common stock, $0.01 par value, outstanding at May 6, 2010.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 2010

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	April 3, 2010 (unaudited) and January 2, 2010

	Consolidated Statements of Operations (unaudited)	4
	Three months ended April 3, 2010 and April 4, 2009

	Consolidated Statements of Cash Flows (unaudited)	5
	Three months ended April 3, 2010 and April 4, 2009

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

Item 4.	CONTROLS AND PROCEDURES	36

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	37

	Signatures	38

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 3, 2010 and January 2, 2010
(in thousands, except shares)

	April 3, 2010	January 2, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$76,718	$68,182
Restricted cash	388	397
Accounts receivable, net	47,927	45,572
Inventories	20,698	19,057
Income taxes refundable	168	605
Other current assets	6,974	5,348
Deferred income taxes	6,813	7,216
Total current assets	159,686	146,377
Property, plant and equipment, less accumulated depreciation of $228,117 at April 3, 2010 and $223,565 at January 2, 2010	150,612	151,982
Intangible assets, less accumulated amortization of $52,226 at April 3, 2010 and $51,109 at January 2, 2010	39,355	40,298
Goodwill	79,085	79,085
Other assets	8,309	8,429
	$437,047	$426,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,009	$5,009
Accounts payable, principally trade	23,564	18,746
Accrued expenses	42,349	47,522
Total current liabilities	70,922	71,277

Long-term debt, net of current portion	26,287	27,539
Other non-current liabilities	36,227	36,143
Deferred income taxes	5,153	6,335
Total liabilities	138,589	141,294

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,886,769 and 82,629,970 shares issued at April 3, 2010 and at January 2, 2010, respectively	829	826
Additional paid-in capital	159,417	157,343
Treasury stock, at cost; 444,563 and 403,280 shares at April 3, 2010 and January 2, 2010, respectively	(4,200)	(3,855)
Accumulated other comprehensive loss	(23,411)	(23,782)
Retained earnings	165,823	154,345
Total stockholders’ equity	298,458	284,877
	$437,047	$426,171

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 3, 2010 and April 4, 2009

(in thousands, except per share data)
(unaudited)

	April 3, 2010	April 4, 2009
Net sales	$162,782	$133,000
Costs and expenses:
Cost of sales and operating expenses	120,410	103,543
Selling, general and administrative expenses	15,765	14,757
Depreciation and amortization	7,024	5,937
Total costs and expenses	143,199	124,237
Operating income	19,583	8,763

Other income/(expense):
Interest expense	(910)	(658)
Other, net	(534)	(237)
Total other income/(expense)	(1,444)	(895)

Income from operations before income taxes	18,139	7,868
Income taxes	6,661	3,058
Net income	$11,478	$4,810

Basic income per share	$0.14	$0.06
Diluted income per share	$0.14	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 3, 2010 and April 4, 2009
(in thousands)
(unaudited)

	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$11,478	$4,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,024	5,937
Loss (Gain) on disposal of property, plant, equipment and other assets	(5)	104
Deferred taxes	(779)	3,227
Increase in long-term pension liability	451	1,101
Stock-based compensation expense	545	304
Changes in operating assets and liabilities, net of effects
from acquisitions:
Restricted cash	9	19
Accounts receivable	(2,355)	(913)
Income taxes refundable	437	150
Inventories and prepaid expenses	(3,383)	3,666
Accounts payable and accrued expenses	(722)	(11,679)
Other	2,082	651
Net cash provided by operating activities	14,782	7,377
Cash flows from investing activities:
Capital expenditures	(4,605)	(6,149)
Acquisitions	–	(12,500)
Gross proceeds from disposal of property, plant and equipment and other assets	41	76
Payments related to routes and other intangibles	(174)	–
Net cash used by investing activities	(4,738)	(18,573)
Cash flows from financing activities:
Payments on debt	(1,252)	(1,250)
Contract payments	–	(19)
Issuance of common stock	4	–
Minimum withholding taxes paid on stock awards	(442)	(108)
Excess tax benefits from stock-based compensation	182	(63)
Net cash used by financing activities	(1,508)	(1,440)
Net increase/(decrease) in cash and cash equivalents	8,536	(12,636)
Cash and cash equivalents at beginning of period	68,182	50,814
Cash and cash equivalents at end of period	$76,718	$38,178
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$768	$667
Income taxes, net of refunds	$3,679	$248

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 3, 2010
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 3, 2010 and April 4, 2009 have been prepared in accordance with generally accepted accounting principles in the United States of America by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2010.

(2)         Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 3, 2010, and include the 13 weeks ended April 3, 2010, and the 13 weeks ended April 4, 2009.

(c)	Earnings Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 3,			April 4,
		2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$11,478	82,288	$ 0.14	$4,810	81,896	$ 0.06

Diluted:
Effect of dilutive securities:
Add: Option shares in the money	—	786	—	—	764	—
Less: Pro forma treasury shares	—	(404)	—	—	(578)	—
Net income	$11,478	82,670	$ 0.14	$4,810	82,082	$ 0.06

For the three months ended April 3, 2010 and April 4, 2009, respectively, 101,722 and 56,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

(4)        Contingencies

The Company is a party to lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company’s processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At April 3, 2010 and January 2, 2010, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $16.4 million and $15.6 million, respectively. Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service establishments and meat and poultry processors, and converting these into useable oils and proteins principally utilized by the agricultural, leather and oleo-chemical industries. These finished products are principally made up of protein (primarily meat and bone meal, “MBM”), which is approximately $61.4 million and $59.4 million of net Rendering sales for the three months ended April 3, 2010 and April 4, 2009, respectively, and tallow (primarily bleachable fancy tallow, “BFT”), which is approximately $58.0 million and $37.3 million of net Rendering sales for the three months ended April 3, 2010 and April 4, 2009, respectively.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycles them into primarily yellow grease (“YG”) used as high-energy animal feed ingredients and industrial oils.  This finished product is YG, which is approximately $25.1 million and $19.2 million of net Restaurant Services sales for the three months ended April 3, 2010 and April 4, 2009, respectively.  Restaurant Services also provides grease trap servicing.  The National Service Center (“NSC”) is included in Restaurant Services.  The NSC contracts for and schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

Business Segment Net Sales (in thousands):
	Three Months Ended
	April 3, 2010	April 4, 2009
Rendering:
Trade	$126,334	$103,541
Intersegment	1,794	3,629
	128,128	107,170
Restaurant Services:
Trade	36,448	29,459
Intersegment	6,548	2,163
	42,996	31,622
Eliminations	(8,342)	(5,792)
Total	$162,782	$133,000

Business Segment Profit/(Loss) (in thousands):
	Three Months Ended
	April 3, 2010	April 4, 2009
Rendering	$22,554	$17,518
Restaurant Services	6,749	301
Corporate	(16,915)	(12,351)
Interest expense	(910)	(658)
Net Income	$11,478	$4,810

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

Business Segment Assets (in thousands):
	April 3, 2010	January 2, 2010
Rendering	$174,508	$171,005
Restaurant Services	69,865	65,184
Combined Rendering/Restaurant Services	97,097	100,173
Corporate	95,577	89,809
Total	$437,047	$426,171

(6)        Income Taxes

The Company has provided income taxes for the three-month periods ended April 3, 2010 and April 4, 2009, based on its estimate of the effective tax rate for the entire 2010 and 2009 fiscal years.

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

The Financial Accounting Standards Board (“FASB”) authoritative guidance requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Although the Company is unable to carryback any of its net operating losses, based upon recent favorable operating results and future projections, certain net operating losses can be carried forward and utilized and other deferred tax assets will be realized.

The Company’s major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2006.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years. Currently, one state examination is in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(7)        Debt

Credit Agreement

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of April 3, 2010, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a seven-year term ending April 7, 2013.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a one month interest period plus 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable LIBOR rate multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At April 3, 2010 under the Credit Agreement, the interest rate for the $31.25 million of the term loan that was outstanding was based on LIBOR plus a margin of 2.5% per annum for a total of 2.8125% per annum.  At April 3, 2010 there were no outstanding borrowings under the Company’s revolving facility.

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

The Credit Agreement consisted of the following elements at April 3, 2010 and January 2, 2010, respectively (in thousands):

	April 3, 2010	January 2, 2010
Term Loan	$31,250	$32,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	16,101	15,852
Availability	$108,899	$109,148

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of April 3, 2010, the Company was in compliance with all the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.  At April 3, 2010, the Company had unrestricted cash of $76.7 million, compared to unrestricted cash of $68.2 million at January 2, 2010 and $38.2 million at April 4, 2009.

(8)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of MBM, BFT and YG inventories by reducing the potential impact of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At April 3, 2010, the Company had natural gas swaps and two interest rate swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and inventory swaps that did not qualify and were not designated for hedge accounting.

In accordance with FASB authoritative guidance  entities are required to report all derivative instruments in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument.  If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies.  If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately.  If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to FASB accounting guidance.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.

In November 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage for the months of January 2010 through March 2010.  As of April 3, 2010 these cash flow hedges have expired and settled according to the contracts.

In March 2010, the Company entered into natural gas swap contracts that were considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage for the months of May 2010, October 2010 and November 2010.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 3, 2010 into earnings over the next 12 months will be approximately $1.5 million.  No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of April 3, 2010 and January 2, 2010 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	April 3, 2010	January 2, 2010
Natural gas swaps	Other current assets	$ 8	$ 228
Total asset derivatives designated as hedges		$ 8	$ 228

Derivatives not Designated as Hedges
Heating oil swaps	Other current assets	$ 363	$ 84
Inventory swaps	Other current assets	40	–
Total asset derivatives not designated as hedges		$ 403	$ 84

Total asset derivatives		$ 411	$ 312

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 3, 2010	January 2, 2010
Interest rate swaps	Other noncurrent liabilities	$ 2,370	$ 2,473
Natural gas swaps	Accrued expenses	89	–
Total liability derivatives designated as hedges		$ 2,459	$ 2,473

Derivatives not Designated as Hedges
Inventory swaps	Accrued expenses	$ –	$ 3
Total liability derivatives not designated as hedges		$ –	$ 3

Total liability derivatives		$ 2,459	$ 2,476

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended April 3, 2010 and April 4, 2009 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2010	2009	2010	2009	2010	2009

Interest rate swaps	$ 320	$ 130	$ (420)	$ (370)	$ 2	$ (14)
Natural gas swaps	83	–	221	–	(5)	–

Total	$ 403	$ 130	$ (199)	$ (370)	$ (3)	$ (14)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.4 million and approximately $0.1 million recorded net of taxes of approximately $0.2 million and less than $0.1 million as of April 3, 2010 and April 4, 2009, respectively.

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

At April 3, 2010, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in the FASB authoritative guidance.

(9)       Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components. For the three months ended April 3, 2010 and April 4, 2009, total comprehensive income was $11.8 million and $5.6 million, respectively.

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

Net pension cost for the three months ended April 3, 2010 and April 4, 2009 includes the following components (in thousands):

	April 3, 2010	April 4, 2009
Service cost	$264	$246
Interest cost	1,489	1,442
Expected return on plan assets	(1,597)	(1,203)
Amortization of prior service cost	28	36
Amortization of net loss	783	1,044
Net pension cost	$967	$1,565

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 3, 2010, the Company expects to contribute approximately $1.1 million to its pension plans to meet funding requirements during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participates.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan has given a notice of redetermination liability in December 2009 and as a result, the Company’s accrued liability at April 3, 2010 has not increased from the original amount as this remains the Company’s best estimate of the liability based on the most recent information that is probable and estimable for the plan.  In April 2010, another of the underfunded multi-employer plans that the Company participates gave notification of partial withdrawal liability.  The Company is in the process of reviewing the relevant documentation; however, the Company does not expect this partial withdrawal liability to be material.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

(12)     Fair Value Measurements

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of April 3, 2010 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 3, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$411	$—	$411	$—
Total Assets	$411	$—	$411	$—

Liabilities:
Derivative instruments	$2,459	$—	$2,459	$—
Total Liabilities	$2,459	$—	$2,459	$—

Derivative assets consist of the Company’s natural gas swaps, heating oil swaps and inventory swap contracts, which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 8 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s natural gas swaps and interest rate swap contracts.  The natural gas swap contracts represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  The interest rate swap contracts represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.  See Note 8 Derivatives for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based on rates the Company believes it would pay for debt of the same remaining maturity the Company’s outstanding term loan described in Note 7 has a fair value of approximately $30.8 million and $30.2 million compared to a carrying amount of $31.25 million and $32.5 million at April 3, 2010 and January 2, 2010, respectively.  The fair value was determined using a level three input under the fair value hierarchy.  The carrying amount for the Company’s other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value.

(13)     New Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update amends ASC Topic 810, Consolidation, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  This new authoritative guidance requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The Company adopted ASU 2009-17 on January 3, 2010.  The adoption did not have an impact to the consolidated financial statements of the Company.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of January 3, 2010, except for the presentation of purchases, sales, issuances and settlement in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 2, 2011.  This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, and in the Company’s other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, recycling and recovery solutions to the nation’s food industry.  The Company collects and recycles animal by-products and used cooking oil from food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company’s operations are organized into two segments: Rendering and Restaurant Services.  The Company processes raw materials at 45 facilities located throughout the U.S. into finished products such as protein (primarily meat and bone meal, “MBM”), tallow (primarily bleachable fancy tallow, “BFT”), yellow grease (“YG”) and hides.  The Company sells these products nationally and internationally, primarily to producers of livestock feed, oleo-chemicals, bio-fuels, soaps, leather goods and pet foods, for use as ingredients in their products or for further processing.  All of the Company’s finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil, palm oil complex, soybean meal and heating oil.  Finished product prices will track as to nutritional and industry value to the ultimate customer’s use of the product. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2010.

During the first quarter of fiscal 2010 the Company’s operating performance improved relative to the first quarter of fiscal 2009.  Improved finished product pricing, lower energy costs and the positive effect of integration of certain acquisitions drove this performance.  Winter weather impeded the Company’s collection effort in January and March, but overall raw material volumes stabilized as general economic conditions improved and consumer spending habits in the U.S. and foreign markets normalized.  Finished product prices for BFT and YG improved significantly from the first quarter of fiscal 2009 while MBM prices remained relatively flat.  The Company’s natural gas costs for the first quarter of fiscal 2010 were lower year over year driven primarily by lower NYMEX costs while in fiscal 2009 the Company was hampered by higher priced forward purchase contracts during the first quarter.  However, historically cold winter weather increased the Company’s overall usage offsetting a portion of the lower natural gas price.

The restaurant services business segment showed signs of improvement during the first quarter of fiscal 2010.  Volumes improved even though winter weather hampered the Company’s collection effort during January and March.  Overall, demand for the Company’s YG finished product remains strong driven by exports primarily to Europe, South America and Mexico.

Operating income increased by $10.8 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2010 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the First Quarter of 2010

•
Higher finished product prices as compared to the first quarter of fiscal 2009 are a sign of overall improved U.S. and world economies and increased global demand for BFT and YG for use in bio-fuels in the first quarter of fiscal 2010 compared to the same period in fiscal 2009.  Higher finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Higher raw material volumes were collected from suppliers during the first quarter of 2010 as compared to the first quarter fiscal 2009.  Management believes the positive effect of the integration of prior year acquisition activity and improving conditions in the food service industry contributed to the increase in raw material volumes collected by the Company during the quarter. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel declined during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due to a continuation of overall lower energy costs.  Lower energy prices were favorable to the Company’s cost of sales.  The financial impact of lower energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2010 and Thereafter

Critical Issues and Challenges:

•
Finished product prices for commodities have increased during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  No assurance can be given that this increase in commodity prices for BFT, YG and MBM will continue in the future, as commodity prices are volatile by their nature.  A future decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2010 and into future periods.

•
Integration of prior year acquisition activity and improving conditions in the food service industry contributed to the increased raw material volumes collected by the Company in the first quarter of fiscal 2010.  No assurance can be given that increased activity in the food service industry or the U.S. and global economies will continue in the future.  If further economic instability were to occur in the future there could be a negative impact on the Company’s ability to obtain raw materials for the Company’s operations.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Although natural gas and diesel fuel prices continued to remain low in the first quarter of fiscal 2010 as compared to the recent history, these prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007 on February 3, 2010 the EPA finalized regulations for the National Renewable Fuel Standard Program (“RFS2”).  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.15 billion gallons in 2010, 0.8 billion gallons in 2011 and 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year thru 2022, which amount is subject to increase by the EPA Administrator.  Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions exceeding the 50% requirement established by the regulation.  Certain parties have challenged the EPA on the specific issue of whether the mandated volume for 2010 should be 1.15 billion gallons.  The challenge relates to EPA’s decision that the mandated volumes for 2009 and 2010 should be combined with compliance for both years required in 2010.  The challenge could impact bio-fuel demand for the Company’s finished products during 2010.  Prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  Accordingly, changes to or discontinuing of these programs could have a negative impact on the Company’s business and results of operations.

•
The Company’s exports are subject to the imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of the Company’s MBM, BFT and YG.  General economic and political conditions as well as the closing of borders by foreign countries to the import of the Company’s products due to animal disease or other perceived health or safety issues impact the Company.  As a result trade policies by foreign countries could have a negative impact on the Company’s business and results of operations.

Other Food Safety and Regulatory Issues

•
On October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading bovine spongiform encephalopathy (“BSE”) in the U.S. (“Enhanced BSE Rule”). These new regulations included amending 21 CFR § 589.2000 to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, FDA implemented 21 CFR § 589.2001, which prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals (“Prohibited Cattle Materials”).  Tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities cannot be fed to any animal. The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of its operations.  Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA continues to implement the Enhanced BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Enhanced BSE Rule will have a significant impact on its operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Enhanced BSE Rule will not negatively impact the Company’s operations and financial performance.

Even though the export markets for U.S. beef have been significantly re-opened since the discovery of BSE in the U.S. in 2003, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. and elsewhere may result in additional regulatory and market related challenges that may affect the Company’s operations and/or increase the Company’s operating costs.

•
Pursuant to the requirements established by the Food and Drug Administration Amendments Act of 2007 (the “Act”), the FDA established the Reportable Food Registry, which was implemented on September 8, 2009, as a prerequisite to additional new requirements specified by the Act.    In a September 8, 2009 draft of the Reportable Food Registry Guidance, the FDA defined a reportable food to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its guidance and clarifies certain interpretive and enforcement issues pertaining to the treatment of animal feed and pet food under the Act.  As of April 30, 2010, the FDA’s guidance for compliance to the Reportable Food Registry had not been finalized. The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and does not currently anticipate that the Act will have a significant impact on its operations or financial performance.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes strategies the FDA proposes to use for improving food and animal feed safety and the additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan for imported and domestically produced ingredients and products.  Legislation will be necessary for the FDA to obtain these additional authorities.  While food and feed safety issues continue to be debated by Congress, it has not granted such new authorities to the FDA as of April 30, 2010.

•
The emergence of H5N1 avian influenza (“Bird Flu”) and the 2009 H1N1 flu (initially known as “Swine Flu”) over the past few years has created concern that diseases typically found in or associated with animals will threaten humans.  As a result of these concerns, governments may be pressured to prohibit imports of animals, meat and animal byproducts from countries or regions where the disease is detected.  Bird Flu is a highly contagious disease affecting chickens and other poultry species throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  To date, such a pandemic has not occurred and this highly pathogenic strain has not been detected in North or South America.  Only low pathogenic strains of avian influenza that are not a threat to human health have occurred in the U.S. and Canada.  Conversely, the H1N1 flu quickly spread from person to person to cause a global pandemic in 2009, although its severity was similar to that of the seasonal flu. Despite initial reports linking pigs as the source of the H1N1outbreak in humans, the disease has not been shown to originate from pigs and has had little impact on hog production.  Management does not believe that these diseases will have a material impact on the operations of the Company; however, a significant outbreak of Bird Flu in the U.S., an increase in the severity of the 2009 H1N1 flu or the occurrence of any other disease that is correctly or incorrectly linked to animals and which has a negative impact on meat consumption or animal production could have a negative impact on the volume of raw materials available to the Company or the demand for the Company’s finished products.

Results of Operations

Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009

Summary of Key Factors Impacting First Quarter 2010 Results:

Principal factors which contributed to a $10.8 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher finished product prices,
•	Higher raw material volume, and
•	Higher yield.

These increases were partially offset by:

•	Higher raw material costs, and
•	Higher payroll and related expenses.

Summary of Key Indicators of 2010 Performance:

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher.  The Jacobsen index reports industry sales from the prior day’s activity by product.  The Jacobsen index includes reported prices for MBM and BFT (which are end products of the Company’s Rendering Segment) and YG (which is an end product of the Company’s Restaurant Services Segment).  The Company regularly monitors Jacobsen index reports on MBM, BFT and YG because they provide a daily indication of the Company’s revenue performance against business plan benchmarks.  Although the Jacobsen index provides one useful metric of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company’s finished products, as well as competing products, can be quite volatile.  In addition, the Jacobsen index does not provide forward or future period pricing.  The Jacobsen prices quoted below are for delivery of the finished product at a specified location.  Although the Company’s prices generally move in concert with reported Jacobsen prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  During the first quarter of fiscal 2010 the Company’s actual sales prices by product trended with the disclosed Jacobsen prices.  Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2010, compared to average Jacobsen prices for the first quarter of fiscal 2009 follow:

	Avg. Price 1st Quarter 2010	Avg. Price 1st Quarter 2009	Increase	% Increase
MBM (Illinois)	$296.56 /ton	$288.61 /ton	$ 7.95 /ton	2.8%
BFT (Chicago)	$ 29.32 /cwt	$ 19.54 /cwt	$9.78 /cwt	50.1%
YG (Illinois)	$ 24.89 /cwt	$ 16.36 /cwt	$8.53 /cwt	52.1%

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

During the first quarter of fiscal 2010, net sales were $162.8 million as compared to $133.0 million during the first quarter of fiscal 2009.  The Rendering Segment’s finished products are primarily MBM, which is approximately $61.4 million and $59.4 million of net sales for the three months ended April 3, 2010 and April 4, 2009, respectively, and BFT, which is approximately $58.0 million and $37.3 million of net sales for the three months ended April 3, 2010 and April 4, 2009, respectively.  The Restaurant Services Segment’s finished product is YG, which is approximately $25.1 million and $19.2 million of net sales for the three months ended April 3, 2010 and April 4, 2009, respectively.  The increase in Rendering Segment sales of $22.7 million and the increase in Restaurant Services Segment sales of $7.1 million accounted for the $29.8 million increase in sales.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher finished goods prices	$21.5	$7.1	$–	$28.6
Higher raw material volume	0.6	0.9	–	1.5
Higher yield	0.9	–	–	0.9
Other sales decrease	(1.0)	0.6	–	(0.4)
Purchase of finished product for resale	(1.1)	0.3	–	(0.8)
Product transfers	1.8	(1.8)	–	–
	$22.7	$7.1	$–	$29.8

Further detail regarding the $22.7 million increase in sales in the Rendering Segment and the $7.1 million increase in sales in the Restaurant Services Segment is as follows:

Rendering

Finished Product Prices:  Higher prices in the overall commodity market for corn and soybean oil, which are competing fats to BFT, positively impacted the Company’s finished product prices while MBM prices were relatively flat as soybean meal prices were relatively flat.  $21.5 million of the increase in Rendering Segment sales is due primarily to a market-wide increase in BFT prices (fat).  The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT.

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity has resulted in higher raw material available to process.  The higher raw material from Rendering Segment suppliers, which is processed into MBM and BFT finished products increased sales by $0.6 million.  As noted elsewhere, MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment’s suppliers.  The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material.  The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company’s suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company’s rendering process.

Yield:  The raw material processed in the first quarter of fiscal 2010 compared to the same period of fiscal 2009 yielded more finished product for sale and increased sales by $0.9 million.  The increase in the relative portion of cattle offal in the raw material collected during the first quarter of fiscal 2010 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Other Sales:  The $1.0 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 by $1.1 million.  Higher volumes and higher yields reduced the need to source third party product.

Product Transfers:  Depending on the Company’s customers’ finished product quality specifications and the quality of raw material the Company receives from meat processors and other sources, from time to time BFT material must be downgraded and sold as YG.   Generally, product transfers occur when BFT is downgraded and the product is reclassified as YG, which is a Restaurant Services Segment product.  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the first quarter of fiscal 2010 compared to the same period in fiscal 2009.  When less product is transferred from the Rendering Segment to the Restaurant Services Segment, more BFT is available for sale by the Rendering Segment and YG sales will decrease correspondingly.  The increased BFT available in the first quarter of fiscal 2010 compared to fiscal 2009 resulted in an increase in Rendering Segment sales of $1.8 million.

Restaurant Services

Finished Product Prices:  Higher prices in competing commodities due to an increase in global demand for use of YG in bio-fuels positively impacted the Company’s YG finished product prices.  The $7.1 million increase in Restaurant Services Segment sales was due to a significant increase in prices for YG and competing commodity products during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity and improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased YG sales by $0.9 million.  As noted elsewhere, YG is produced by the Company’s Restaurant Services Segment as a result of refining used cooking oil collected from the Company’s food service establishment suppliers.

Other Sales:  The $0.6 million increase in other sales was primarily from prior year acquisitions in the Restaurant Services Segment.

Purchases of Finished Product for Resale:  The $0.3 million increase in sales resulted from the Company purchasing more finished product for resale from third party suppliers in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.

Product Transfers:  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.  The reduction in product transfers was a result of less BFT (a Rendering Segment product) being downgraded and transferred to the Restaurant Services Segment to be sold as YG in the first quarter of fiscal 2010 compared to fiscal 2009.  As a result, Restaurant Services Segment sales were reduced by $1.8 million in the first quarter of fiscal 2010.

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

During the first quarter of fiscal 2010, cost of sales and operating expenses were $120.4 million as compared to $103.5 million during the first quarter of fiscal 2009.  Increases in Rendering Segment cost of sales and operating expenses of $16.5 million and the increase in Restaurant Services Segment cost of sales and operating expenses of $0.4 million accounted for a majority of the $16.9 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Higher raw material costs	$16.5	$1.3	$–	$17.8
Other expenses	0.1	0.7	–	0.8
Higher raw material volume	0.1	0.2	–	0.3
Lower energy costs, primarily natural gas and diesel fuel	(0.7)	0.1	–	(0.6)
Purchases of finished product for resale	(1.3)	(0.1)	–	(1.4)
Product transfers	1.8	(1.8)	–	–
	$16.5	$0.4	$–	$16.9

Further detail regarding the $16.5 million increase in cost of sales and operating expenses in the Rendering Segment and the $0.4 million increase in the Restaurant Services Segment is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a “formula” basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM and BFT.  Since finished product prices were higher in the first quarter of fiscal 2010 as compared to fiscal 2009, the raw material costs increased by $16.5 million.

Raw Material Volume:  Signs of an improved U.S. economy and the integration of prior year acquisition activity have resulted in higher raw material available to process.  The higher raw material from Rendering Segment suppliers increased cost of sales by $0.1 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment.  The lower energy costs of $0.7 million reflect the lower cost of natural gas and diesel fuel during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 by $1.3 million.

Product Transfers:  In the first quarter of fiscal 2010, less BFT failed to meet customer finished product quality specifications than in the first quarter of fiscal 2009, and therefore less BFT was downgraded to YG value and transferred from the Rendering Segment to the Restaurant Services Segment.  Since the Rendering Segment had relatively more BFT available for sale in the first quarter of fiscal 2010, cost of sales related to product transfers increased $1.8 million.

Restaurant Services

Raw Material Costs:  YG finished product prices were higher in the first quarter of fiscal 2010 as compared to fiscal 2009, which caused the raw material costs to increase by $1.3 million.

Raw Material Volume:  Signs of improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased cost of sales by $0.2 million.

Other Expense:  The $0.7 million increase in other expense was primarily due to the integration of additional locations resulting from prior year acquisitions in the Restaurant Services Segment.

Product Transfers:  Because less BFT was downgraded for failure to meet customer specifications and subsequently sold by the Restaurant Services Segment as YG in the first quarter of fiscal 2010 compared to fiscal 2009, the cost of sales was reduced by $1.8 million.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $15.8 million during the first quarter of fiscal 2010, a $1.0 million increase (6.8%) from $14.8 million during the first quarter of fiscal 2009.  Payroll and related expense increases were due to prior year acquisition activity and more favorable operations in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Payroll and related expense	$0.1	$0.2	$0.8	$1.1
Other expense increase/(decrease)	0.1	(0.1)	(0.1)	(0.1)
	$0.2	$0.1	$0.7	$1.0

Depreciation and Amortization.   Depreciation and amortization charges increased $1.1 million (18.6%) to $7.0 million during the first quarter of fiscal 2010 as compared to $5.9 million during the first quarter of fiscal 2009.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets and intangibles due to capital expenditures and prior year acquisition activity.

Interest Expense.   Interest expense was $0.9 million during the first quarter of fiscal 2010 compared to $0.7 million during the first quarter of fiscal 2009, an increase of $0.2 million, primarily due to an increase in rates and fees from the amended credit agreement that were partially offset by a decrease in the outstanding balance related to the Company’s debt.

Other Income/Expense.   Other expense was $0.5 million in the first quarter of fiscal 2010, compared to other expense of $0.2 million during the first quarter of fiscal 2009.  The increase in other expense is primarily due to costs associated with the expected renewable diesel fuel joint venture project.

Income Taxes.   The Company recorded income tax expense of $6.7 million for the first quarter of fiscal 2010, compared to income tax expense of $3.1 million recorded in the first quarter of fiscal 2009, an increase of $3.6 million, primarily due to an increase in pre-tax earnings of the Company in the first quarter of fiscal 2010.  The effective tax rate for the first quarter of fiscal 2010 and fiscal 2009 is 36.7% and 38.9%, respectively, and differs from the statutory rate of 35.0% primarily due to state income taxes and qualified production deduction.

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

•
As of April 3, 2010, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending with a balloon payment of $22.5 million on April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $18.75 million, for an aggregate of $31.25 million principal outstanding under the term loan facility at April 3, 2010.

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

The Credit Agreement consisted of the following elements at April 3, 2010 (in thousands):

Credit Agreement:
Term Loan	$31,250
Revolving Credit Facility:
Maximum availability	$125,000
Borrowings outstanding	–
Letters of credit issued	16,101
Availability	$108,899

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of April 3, 2010, the Company was in compliance with all of the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying April 3, 2010 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On April 3, 2010, the Company had working capital of $88.8 million and its working capital ratio was 2.25 to 1 compared to working capital of $75.1 million and a working capital ratio of 2.05 to 1 on January 2, 2010.  The increase in working capital is primarily due to the increase in cash and commodity prices.  At April 3, 2010, the Company had unrestricted cash of $76.7 million and funds available under the revolving credit facility of $108.9 million, compared to unrestricted cash of $68.2 million and funds available under the revolving credit facility of $109.1 million at January 2, 2010.

Net cash provided by operating activities was $14.8 million and $7.4 million for the three months ended April 3, 2010 and April 4, 2009, respectively, an increase of $7.4 million, primarily due to a increase in net income of approximately $6.7 million.  Cash used by investing activities was $4.7 million for the three months ended April 3, 2010, compared to $18.6 million for the three months ended April 4, 2009, a decrease of $13.9 million, primarily due to the acquisition of Boca Industries, Inc. in the three months ended April 4, 2009.  Net cash used by financing activities was $1.5 million and $1.4 million for the three months ended April 3, 2010 and April 4, 2009, respectively, an increase of $0.1 million, principally due to an increase in stock issued and the related minimum withholding taxes and excess tax benefits from stock-based compensation.

Capital expenditures of $4.6 million were made during the three months ended April 3, 2010, compared to $6.1 million in the three months ended April 4, 2009, for a net decrease of $1.5 million (24.6%), due primarily to a major modernization project at the Turlock California plant that was identified over normal maintenance and compliance capital expenditures in the prior year.  Capital expenditures related to compliance with environmental regulations were $0.2 and $0.1 million during the three months ended April 3, 2010 and April 4, 2009, respectively.

Based upon the terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at April 3, 2010, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the three months ended April 3, 2010, the Company has accrued approximately $5.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 3, 2010.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.1 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that is probable and estimable for this plan.  The plan has given a notice of redetermination liability in December 2009 and as a result the Company’s accrued liability at April 3, 2010 has not increased from the original amount as this remains the Company’s best estimate of the liability based on the most recent information that is probable and estimable for the plan.  In April 2010, another of the underfunded multi-employer plans that the Company participates gave notification of partial withdrawal liability.  The Company is in the process of reviewing the relevant documentation; however, the Company does not expect this partial withdrawal liability to be material.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of April 3, 2010, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  As of December 31, 2009, this alternative federal tax credit program has expired and has not been extended or reinstituted as of April 30, 2010.  No assurance can be given that the Alternative Fuel Mixture Credits will be reinstated in the future.  The Company will, therefore continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

In September 2009, the Company announced that it has joined with a subsidiary of Valero Energy Corporation (“Valero”) to take initial steps towards the formation of a joint venture to build a facility capable of producing over 10,000 barrels per day or 135 million gallons per year of renewable diesel on a site adjacent to Valero’s St. Charles refinery near Norco, Louisiana (the “Joint Venture Project”).  The proposed facility is expected to convert grease, primarily animal fats and used cooking oil supplied by the Company, and potentially other feedstocks that become economically and commercially viable into renewable diesel.  The Company and Valero have applied for and are jointly seeking a loan guarantee for the proposed Joint Venture Project from the U.S. Department of Energy (the “DOE”) under the Energy Policy Act of 2005 (together with the regulations promulgated thereunder, the “Energy Act”), which makes $8.5 billion of debt financing guarantees available for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies (the “DOE Loan Program”).  The Joint Venture Project has passed through the application and initial review phase of the DOE Loan Program and has been selected by the DOE’s Loan Guarantee Program Office (LGPO) for due diligence review.  Accordingly, Darling and Valero are engaged in communications with the LGPO regarding detailed due diligence, the negotiation of terms and conditions of a potential loan guarantee and all other issues necessary for the LGPO to consider the issuance of a conditional commitment and, potentially, a loan guarantee.  The Company and Valero are splitting the costs and expenses related to the Joint Venture Project and the preparation and filing of the application under the DOE Loan Program, which as of the date of this Report have not been significant in amount.  The Company and Valero have not yet entered into a joint venture operating agreement with respect to the Joint Venture Project; however, once the joint venture operating agreement has been entered into, certain of the costs and expenses associated with the Joint Venture Project could be incurred in the form of capital contributions to the joint venture entity.  The ultimate cost of the Joint Venture Project to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed and the amount of funding, if any, approved under the DOE Loan Program is known.  The Company currently contemplates that it will spend up to approximately $3.2 million during the remainder of fiscal 2010 on the Joint Venture Project, which amount includes the Company’s portion of the engineering, legal and other expenses related to the Joint Venture Project.  Completion of the Joint Venture Project is contingent, among other things, on (i) the DOE’s approval of the loan application for inclusion in the DOE Loan Program at a sufficient funding level for the parties to agree to proceed with the Joint Venture Project, (ii) the total cost estimate for the Joint Venture Project and (iii) the final approval of the Company’s Board of Directors.  Furthermore, although the project has been accepted by the LGPO for due diligence review, there is no assurance that the project will be offered a term sheet or approved for a conditional commitment or that the parties will be able to negotiate a loan agreement on acceptable terms.  Accordingly, the Company can provide no assurance that the Joint Venture Project will be completed.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first quarter of fiscal 2010, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture Project and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  a reduction or volatility in finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Enhanced BSE Rule, including capital expenditures to comply with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and any decline in consumer confidence including the inability of consumers and companies to obtain credit due to the continuing lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2010 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first quarter of fiscal 2010 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for the potential contributions to the Joint Venture Project, no decision has been made as to non-ordinary course cash usages at this time.  Potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a decline in raw material availability, a decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $6.9 million of commodity products, consisting of approximately $1.3 million of finished products and approximately $5.6 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 3, 2010.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2010, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.1 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 3, 2010.  These lease obligations are included in cost of sales or selling, general, and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update amends ASC Topic 810, Consolidations, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  This new authoritative guidance requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The Company adopted ASU 2009-17 on January 3, 2010.  The adoption did not have an impact to the consolidated financial statements of the Company.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of January 3, 2010, except for the presentation of purchases, sales, issuances and settlement in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 2, 2011.  This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended January 2, 2010, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine) to food additives; and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and collars are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps are entered into with the intent of managing seasonally high concentrations of MBM, BFT and YG inventories by reducing the potential impact of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At April 3, 2010, the Company had natural gas swaps and two interest rate swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and inventory swaps that did not qualify and were not designated for hedge accounting.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to FASB authoritative guidance.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At April 3, 2010, the fair value of these interest swap agreements was $2.4 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

In March 2010, the Company entered into natural gas swap contracts that were considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage for the months of May 2010, October 2010 and November 2010.  As of April 3, 2010, the fair value of this natural gas swap was approximately $0.1 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and inventory swaps that are marked to market because they did not qualify for hedge accounting at April 3, 2010.  The heating oil and inventory swaps had an aggregate fair value of approximately $0.4 million and are included in other current assets at April 3, 2010.

As of April 3, 2010, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel in fiscal 2010.  As of April 3, 2010, the Company had forward purchase agreements in place for purchases of approximately $1.3 million of finished product in fiscal 2010.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010

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

DARLING INTERNATIONAL INC.

Date: May 13, 2010	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: May 13, 2010	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)