Form 10-Q
period 2010-10-02
DARLING INTERNATIONAL INC
filed 2010-11-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	X	Accelerated filer	Non-accelerated file r	Smaller reporting company
(Do not check if a smaller reporting company)

   Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

           There were 82,462,519 shares of common stock, $0.01 par value, outstanding at November 4, 2010.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010

TABLE OF CONTENTS

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	October 2, 2010 (unaudited) and January 2, 2010

	Consolidated Statements of Operations (unaudited)	4
	Three and Nine Months Ended October 2, 2010 and October 3, 2009

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended October 2, 2010 and October 3, 2009

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

Item 4.	CONTROLS AND PROCEDURES	44

	PART II: OTHER INFORMATION

Item 6.	EXHIBITS	46

	Signatures	47

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 2, 2010 and January 2, 2010
(in thousands, except shares)

	October 2, 2010	January 2, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$77,075	$68,182
Restricted cash	373	397
Accounts receivable, net	46,482	45,572
Inventories	26,570	19,057
Income taxes refundable	1,102	605
Other current assets	7,154	5,348
Deferred income taxes	6,826	7,216
Total current assets	165,582	146,377
Property, plant and equipment, less accumulated depreciation of $238,149 at October 2, 2010 and $223,565 at January 2, 2010	158,761	151,982
Intangible assets, less accumulated amortization of $54,564 at October 2, 2010 and $51,109 at January 2, 2010	43,434	40,298
Goodwill	84,655	79,085
Other assets	8,865	8,429
	$461,297	$426,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,009	$5,009
Accounts payable, principally trade	22,257	18,746
Accrued expenses	46,885	47,522
Total current liabilities	74,151	71,277

Long-term debt, net of current portion	23,782	27,539
Other non-current liabilities	35,108	36,143
Deferred income taxes	6,303	6,335
Total liabilities	139,344	141,294

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 82,901,674 and 82,629,970 shares issued at October 2, 2010 and at January 2, 2010, respectively	829	826
Additional paid-in capital	159,080	157,343
Treasury stock, at cost; 444,155 and 403,280 shares at October 2, 2010 and January 2, 2010, respectively	(4,197)	(3,855)
Accumulated other comprehensive loss	(22,335)	(23,782)
Retained earnings	188,576	154,345
Total stockholders’ equity	321,953	284,877
	$461,297	$426,171

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended October 2, 2010 and October 3, 2009
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$168,685	$159,936	$497,677	$448,234
Costs and expenses:
Cost of sales and operating expenses	125,650	113,273	369,913	330,169
Selling, general and administrative expenses	16,094	15,240	48,096	45,443
Depreciation and amortization	7,623	6,027	21,853	18,187
Total costs and expenses	149,367	134,540	439,862	393,799
Operating income	19,318	25,396	57,815	54,435

Other income/(expense):
Interest expense	(857)	(714)	(2,656)	(2,156)
Other, net	(757)	137	(1,739)	(318)
Total other income/(expense)	(1,614)	(577)	(4,395)	(2,474)

Income from operations before income taxes	17,704	24,819	53,420	51,961
Income taxes expense	6,322	8,746	19,189	19,379

Net income	$11,382	$16,073	$34,231	$32,582

Basic income per share:	$0.14	$0.20	$0.42	$0.40
Diluted income per share:	$0.14	$0.19	$0.41	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 2, 2010 and October 3, 2009
(in thousands)
(unaudited)

	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$34,231	$32,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,853	18,187
Loss (Gain) on disposal of property, plant, equipment and other assets	152	(238)
Deferred taxes	358	12,293
Increase (Decrease) in long-term pension liability	1,156	(11,386)
Stock-based compensation expense	1,139	615
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	24	70
Accounts receivable	(910)	(4,158)
Income taxes refundable	(497)	7,005
Inventories and prepaid expenses	(9,571)	1,272
Accounts payable and accrued expenses	333	(3,313)
Other	(132)	(3,345)
Net cash provided by operating activities	48,136	49,584
Cash flows from investing activities:
Capital expenditures	(15,880)	(14,143)
Acquisitions	(18,194)	(12,500)
Gross proceeds from disposal of property, plant and equipment and other assets	158	1,773
Payments related to routes and other intangibles	(1,368)	–
Net cash used by investing activities	(35,284)	(24,870)
Cash flows from financing activities:
Payments on debt	(3,757)	(3,750)
Deferred loan costs	–	(911)
Contract payments	–	(57)
Issuance of common stock	17	11
Minimum withholding taxes paid on stock awards	(442)	(108)
Excess tax benefits from stock-based compensation	223	(39)
Net cash used by financing activities	(3,959)	(4,854)
Net increase in cash and cash equivalents	8,893	19,860
Cash and cash equivalents at beginning of period	68,182	50,814
Cash and cash equivalents at end of period	$77,075	$70,674
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,237	$1,951
Income taxes, net of refunds	$21,831	$1,995

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 2, 2010
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended October 2, 2010 and October 3, 2009, have been prepared in accordance with generally accepted accounting principles in the United States by Darling International Inc. (“Darling”) and its subsidiaries (Darling and its subsidiaries are collectively referred to herein as the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events other than disclosed in footnote 14 that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2010.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 2, 2010, and include the 13 weeks and 39 weeks ended October 2, 2010, and the 13 weeks and 39 weeks ended October 3, 2009.

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

Net Income per Common Share (in thousands, except per share data)

	Three Months Ended
		October 2,			October 3,
		2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$11,382	82,452	$0.14	$16,073	82,227	$0.20

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		768			778
Less: Pro forma treasury shares		(404)			(427)

Diluted:
Net income	$11,382	82,816	$0.14	$16,073	82,578	$0.19

	Nine Months Ended
		October 2,			October 3,
		2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$34,231	82,395	$0.42	$32,582	82,114	$0.40

Diluted:
Effect of dilutive securities:
Add: Option shares in the money		782			778
Less: Pro forma treasury shares		(406)			(458)

Diluted:
Net income	$34,231	82,771	$0.41	$32,582	82,434	$0.40

For the three months ended October 2, 2010 and October 3, 2009, respectively, 109,722 and 32,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 2, 2010 and October 3, 2009, respectively, 83,217 and 32,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.

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

Effective May 28, 2010, the Company began including the operations of the Nebraska Transaction into the Company’s consolidated financial statements.  The Company paid approximately $15.3 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $9.6 million, intangible assets of $2.9 million, goodwill of $2.7 million and other of $0.1 million on the closing date.  The goodwill from the Nebraska Transaction was assigned to the rendering segment and is expected to be deductible for tax purposes.  The identifiable intangibles have a weighted average life of eleven years.

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

Effective December 31, 2009, the Company began including the operations of the Sanimax Transaction into the Company’s consolidated financial statements.  The Company paid approximately $19 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $4.7 million, intangible assets of $4.8 million, goodwill of $9.6 million and accrued liabilities of $0.1 million on the closing date.  The goodwill from the Sanimax Transaction was assigned to the rendering segment and is expected to be deductible for tax purposes.  The identifiable intangibles have a weighted average life of eight years.

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

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling’s used cooking oil collection business (the “API Transaction”).  The API Transaction included additional consideration that could be required to be paid each anniversary by the Company, if certain average market prices are achieved over the three years following the anniversary of the closing of the API Transaction, less on a prorate basis a long term receivable recorded at closing.  During the quarter ended October 2, 2010, the Company paid approximately $2.3 million representing additional consideration of $2.9 million recorded as goodwill less approximately $0.6 million representing a reduction of the long term receivable.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At October 2, 2010 and January 2, 2010, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $15.8 million and $15.6 million, respectively.  Management of the Company believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Rendering

Rendering consists of the collection and processing of animal by-products, including hides, from butcher shops, grocery stores, food service establishments and meat and poultry processors, and converting these into useable oils and proteins principally utilized by the agricultural, leather and oleo-chemical industries.  These finished products are principally made up of protein (primarily meat and bone meal, “MBM”) and tallow (primarily bleachable fancy tallow, “BFT”).  MBM was approximately $57.8 million and $65.3 million of net Rendering sales for the three months ended October 2, 2010 and October 3, 2009, respectively, and approximately $174.6 million and $189.0 million of net Rendering sales for the nine months ended October 2, 2010 and October 3, 2009, respectively.  BFT was approximately $62.3 million and $49.4 million of net Rendering sales for the three months ended October 2, 2010 and October 3, 2009, respectively, and approximately $179.4 million and $135.5 million of net Rendering sales for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Restaurant Services

Restaurant Services consists of the collection of used cooking oils from food service establishments and recycling them into primarily yellow grease (“YG”) used as high-energy animal feed ingredients and industrial oils.  This finished product of YG was approximately $31.4 million and $27.8 million of net Restaurant Services sales for the three months ended October 2, 2010 and October 3, 2009, respectively, and approximately $90.0 million and $71.1 million of net Restaurant Services sales for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Restaurant Services also provides grease trap servicing.  The National Service Center (“NSC”) is included in Restaurant Services.  The NSC contracts for and schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Rendering:
Trade	$125,893	$121,062	$373,004	$344,244
Intersegment	2,696	5,544	11,686	13,239
	128,589	126,606	384,690	357,483
Restaurant Services:
Trade	42,792	38,874	124,673	103,990
Intersegment	7,226	3,618	20,124	9,409
	50,018	42,492	144,797	113,399
Eliminations	(9,922)	(9,162)	(31,810)	(22,648)
Total	$168,685	$159,936	$497,677	$448,234

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Rendering	$20,927	$29,083	$64,222	$71,467
Restaurant Services	7,838	6,257	22,493	11,205
Corporate	(16,526)	(18,553)	(49,828)	(47,934)
Interest expense	(857)	(714)	(2,656)	(2,156)
Net Income	$11,382	$16,073	$34,231	$32,582

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

Business Segment Assets (in thousands):

	October 2, 2010	January 2, 2010
Rendering	$193,983	$171,005
Restaurant Services	72,979	65,184
Combined Rendering/Restaurant Services	97,317	100,173
Corporate	97,018	89,809
Total	$461,297	$426,171

(6)        Income Taxes

The Company has provided income taxes for the three-month and nine-month period ended October 2, 2010 and October 3, 2009, based on its estimate of the effective tax rate for the entire 2010 and 2009 fiscal years.

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

(7)         Debt

Credit Agreement

The Company has a $175 million credit agreement (the “Credit Agreement”) effective April 7, 2006.  The Credit Agreement provides for a total of $175.0 million in financing facilities, consisting of a $50.0 million term loan facility and a $125.0 million revolver facility, which includes a $35.0 million letter of credit sub-facility.  As of October 2, 2010, the Company has borrowed all $50.0 million under the term loan facility, which provides for quarterly scheduled amortization payments of $1.25 million over a six-year term ending April 7, 2012; at that point, the remaining balance of $22.5 million will be payable in full.  The revolving credit facility has a seven-year term ending April 7, 2013.  The proceeds of the revolving credit facility may be used for:  (i) the payment of fees and expenses payable in connection with the Credit Agreement, acquisitions and the repayment of indebtedness;  (ii) financing the working capital needs of the Company; and  (iii) other general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. Alternate base rate loans under the Credit Agreement will bear interest at a rate per annum based on the greater of (a) the prime rate, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 1/2 of 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a one month interest period plus 1% plus, in each case, a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  Eurodollar loans will bear interest at a rate per annum based on the then applicable LIBOR rate multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  At October 2, 2010 under the Credit Agreement, the interest rate for the $28.75 million of the term loan that was outstanding was based on LIBOR plus a margin of 2.5% per annum for a total of 2.8125% per annum.  At October 2, 2010 there were no outstanding borrowings under the Company’s revolving facility.

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

The Credit Agreement consisted of the following elements at October 2, 2010 and January 2, 2010, respectively (in thousands):

	October 2, 2010	January 2, 2010
Term Loan	$28,750	$32,500
Revolving Credit Facility:
Maximum availability	$125,000	$125,000
Borrowings outstanding	–	–
Letters of credit issued	16,101	15,852
Availability	$108,899	$109,148

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of October 2, 2010, the Company was in compliance with all the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.  At October 2, 2010, the Company had unrestricted cash of $77.1 million, compared to unrestricted cash of $68.2 million at January 2, 2010 and $70.7 million at October 3, 2009.

(8)       Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, BFT and YG inventories by reducing the potential impact of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At October 2, 2010, the Company had natural gas swaps and two interest rate swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.

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

In the fourth quarter of fiscal 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the first quarter of fiscal 2010.  As of October 2, 2010 these cash flow hedges have expired and settled according to the contracts.

In the first nine months of fiscal 2010, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the first quarter of fiscal 2011.  As of October 2, 2010, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at October 2, 2010 into earnings over the next 12 months will be approximately $1.7 million.  No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of October 2, 2010 and January 2, 2010 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	October 2, 2010	January 2, 2010
Natural gas swaps	Other current assets	$–	$228
Total asset derivatives designated as hedges		$–	$228

Derivatives not Designated as Hedges
Heating oil swaps	Other current assets	$66	$84
Total asset derivatives not designated as hedges		$66	$84

Total asset derivatives		$66	$312

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	October 2, 2010	January 2, 2010
Interest rate swaps	Other noncurrent liabilities	$1,953	$2,473
Natural gas swaps	Accrued expenses	361	–
Total liability derivatives designated as hedges		$2,314	$2,473

Derivatives not Designated as Hedges
Inventory swaps	Accrued expenses	$–	3
Natural gas swaps	Accrued expenses	19	–
Total liability derivatives not designated as hedges		$19	$3

Total liability derivatives		$2,333	$2,476

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2010	2009	2010	2009	2010	2009

Interest rate swaps	$(207)	$(382)	$(375)	$(431)	$15	$(16)
Natural gas swaps	(266)	(86)	100	(306)	(129)	–

Total	$(473)	$(468)	$(275)	$(737)	$(114)	$(16)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.5 million recorded net of taxes of approximately $0.2 million as of October 2, 2010 and October 3, 2009, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2010	2009	2010	2009	2010	2009

Interest rate swaps	$(723)	$(369)	$(1,202)	$(1,188)	$41	$(29)
Natural gas swaps	(199)	(306)	348	(306)	(42)	–

Total	$(922)	$(675)	$(854)	$(1,494)	$(1)	$(29)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.9 million and approximately $0.7 million recorded net of taxes of approximately $0.4 million and less than $0.3 million as of October 2, 2010 and October 3, 2009, respectively.

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

At October 2, 2010, the Company had forward purchase agreements in place for purchases of approximately $7.0 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in the FASB authoritative guidance.

(9)       Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  For the three months ended October 2, 2010 and October 3, 2009, total comprehensive income was $11.8 million and $16.9 million, respectively.  For the nine months ended October 2, 2010, and October 3, 2009, total comprehensive income was $35.7 million and $35.1 million, respectively.

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

Net pension cost for the three and nine months ended October 2, 2010 and October 3, 2009 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$264	$246	$792	$738
Interest cost	1,491	1,442	4,469	4,326
Expected return on plan assets	(1,598)	(1,203)	(4,792)	(3,609)
Amortization of prior service cost	28	36	84	108
Amortization of net loss	782	1,044	2,348	3,132
Net pension cost	$967	$1,565	$2,901	$4,695

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at October 2, 2010, the Company expects to contribute approximately $1.9 million to its pension plans to meet funding requirements during the next twelve months.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 2, 2010 and October 3, 2009 of approximately $0.8 million and $14.8 million, respectively.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participates.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In the second quarter of fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In April 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of October 2, 2010, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)     Fair Value Measurements

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of October 2, 2010 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 2, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$66	$—	$66	$—
Total Assets	$66	$—	$66	$—

Liabilities:
Derivative instruments	$2,333	$—	$2,333	$—
Total Liabilities	$2,333	$—	$2,333	$—

Derivative assets consist of the Company’s heating oil swap contracts, which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 8 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s natural gas swap and interest rate swap contracts.  The natural gas swap contracts represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  The interest rate swap contracts represent the present value of yield curves observable at commonly quoted intervals for similar assets and liabilities in active markets considering the instrument’s term, notional amount, discount rate and credit risk.  See Note 8 Derivatives for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based on rates the Company believes it would pay for debt of the same remaining maturity the Company’s outstanding term loan described in Note 7 has a fair value of approximately $29.0 million and $30.2 million compared to a carrying amount of $28.8 million and $32.5 million at October 2, 2010 and January 2, 2010, respectively.  The fair value was determined using a level three input under the fair value hierarchy.  The carrying amount for the Company’s other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value.

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

(14)     Subsequent Events

Subsequent to October 2, 2010, one of the Company’s blending plants had a fire resulting in a loss of inventory on hand, a part of the facility including machinery, and equipment.  The Company estimates the loss to be approximately $0.9 million without considering any insurance recovery amounts that might be received from the Company’s insurance providers.

On November 8, 2010, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Griffin Industries, Inc. (“Griffin”) whereby one of the Company’s subsidiaries will merge with and into Griffin (the “Merger”), with Griffin surviving as a wholly-owned subsidiary of the Company.  Founded in 1943 and headquartered in Cold Spring, Kentucky, Griffin is one of the country’s largest providers of value-added rendering, bakery feed and cooking oil recycling services.  According to Griffin’s audited financial statements, its 2009 annual revenues were approximately $525.3 million.

Subject to certain working capital and other purchase price adjustments, the Company will pay Griffin’s shareholders an aggregate purchase price of $840.0 million of which $740.0 million is payable in cash and $100.0 million is payable in common stock of the Company pursuant to the terms and conditions of a rollover agreement.  If the Merger closes after December 31, 2010, under certain circumstances, Darling is required to pay an additional $15.0 million of consideration to Griffin’s shareholders, payable in cash.

The Company is required to pay to Griffin a termination fee of $35.0 million if the Merger Agreement is terminated under certain circumstances.

The Merger has been approved by the Company’s board of directors and is expected to close in mid December 2010. The completion of the Merger is subject to certain conditions, including, among others, (i) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) subject to certain materiality exceptions, the representations and warranties of Griffin and the Company in the Merger Agreement, respectively, being true and correct and (iii) Griffin and the Company being in compliance in all material respects with their respective obligations under the Merger Agreement.

Reference is made to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2010, which provides additional information and documentation regarding the Merger.

In connection with the Merger, the Company recorded acquisition-related expenses of approximately $0.1 million in the three months ended October 2, 2010.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

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

Earnings for the third quarter of fiscal 2010 were essentially unchanged from the second quarter of fiscal 2010, but marginally lower than the third quarter of fiscal 2009.  Extreme summer temperatures that affected product quality along with lower selling prices for MBM were primary drivers.  The Company’s raw material volumes improved in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due to acquisition related tonnage and general market improvements.  Extreme summer conditions created significant dead stock related tonnage but finished product quality suffered and products had to be discounted ultimately lowering fiscal 2010 third quarter net selling values.  MBM pricing for the quarter improved slightly over the second quarter of fiscal 2010, but year over year was significantly lower.  Additionally, the Company’s operating costs in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 increased primarily as a result of increased costs related to acquisitions.

Operating income decreased by $6.1 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2010 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company During the Third Quarter of 2010

•
Higher raw material volumes were collected from suppliers during the third quarter of 2010 as compared to the third quarter of fiscal 2009.  Management believes the positive effect of the integration of current and prior year acquisition activity and improving conditions in the food service industry contributed to the increase in raw material volumes collected by the Company during the third quarter of fiscal 2010 as compared to fiscal 2009. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•
Higher finished product prices for BFT and YG as compared to the third quarter of fiscal 2009 are a sign of improving U.S. and world economies and increased global demand for BFT and YG for use in bio-fuels in fiscal 2010.  These higher prices were offset somewhat by lower MBM prices in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009.  Finished product prices were favorable to the Company’s sales revenue, but this favorable result was more than offset by the negative impact on raw material cost, due to the Company’s formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Energy prices for natural gas and diesel fuel increased during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2010 and Thereafter

Critical Issues and Challenges:

•
Integration of current and prior year acquisition activity and improving conditions in the food service industry contributed to the increased raw material volumes collected by the Company in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009.  No assurance can be given that increased activity in the food service industry or the U.S. and global economies will continue in the future.  If further economic instability were to occur in the future there could be a negative impact on the Company’s ability to obtain raw materials for the Company’s operations.

•
Finished product prices for BFT and YG commodities have increased during the first nine months of fiscal 2010 as compared to the same period of fiscal 2009.  No assurance can be given that this increase in commodity prices for BFT and YG will continue in the future, as commodity prices are volatile by their nature.  A future decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2010 and into future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Natural gas and diesel fuel prices were higher during the first nine months of fiscal 2010 as compared to the same period of fiscal 2009.  These prices can be volatile and there can be no assurance that these prices will not increase further in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

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

•
Pursuant to the requirements established by the Food and Drug Administration Amendments Act of 2007 (the “Act”), the FDA established the Reportable Food Registry, which was implemented on September 8, 2009, as a prerequisite to additional new requirements specified by the Act.  In a September 8, 2009 draft of the Reportable Food Registry Guidance (“RFR Draft Guidance”), the FDA defined a reportable food to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.   On July 27, 2010, the FDA released Compliance Policy Guide Sec. 690.800 Salmonella in Animal Feed, Draft Guidance (“Draft CPG”), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with Salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act.   According to the Draft CPG, any finished pet food contaminated with any species of Salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of November 4, 2010.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and does not currently anticipate that the Act will have a significant impact on its operations or financial performance.  Any pathogen, such as salmonella that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

•
On November 7, 2007, the FDA released its Food Protection Plan (the “2007 Plan”), which describes strategies the FDA proposes to use for improving food and animal feed safety and the additional resources and authorities that, in the FDA’s opinion, are needed to implement the 2007 Plan for imported and domestically produced ingredients and products.  Legislation will be necessary for the FDA to obtain these additional authorities.  While legislation that could redefine FDA authority with respect to food and feed safety is being considered by Congress, it has not granted such new authorities to the FDA as of November 4, 2010.

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

Results of Operations

Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009

Summary of Key Factors Impacting Third Quarter 2010 Results:

Principal factors that contributed to a $6.1 million decrease in operating income, which are discussed in greater detail in the following section, were:
•	Increased costs due to current and prior year acquisition activity,
•	Changes in finished product prices and quality downgrades,
•	Higher energy costs, primarily related to natural gas and diesel fuel, and
•	Lower collection and processing fees.

These decreases were partially offset by:
•	Higher raw material volume, and
•	Higher yield.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher.  The Jacobsen index reports industry sales from the prior day’s activity by product.  The Jacobsen index includes reported prices for MBM and BFT (which are end products of the Company’s Rendering Segment) and YG (which is an end product of the Company’s Restaurant Services Segment).  The Company regularly monitors Jacobsen index reports on MBM, BFT and YG because they provide a daily indication of the Company’s revenue performance against business plan benchmarks.  Although the Jacobsen index provides one useful metric of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company’s finished products, as well as competing products, can be quite volatile.  In addition, the Jacobsen index does not provide forward or future period pricing.  The Jacobsen prices quoted below are for delivery of the finished product at a specified location.  Although the Company’s prices generally move in concert with reported Jacobsen prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  During the third quarter of fiscal 2010, the Company’s actual sales prices by product trended with the disclosed Jacobsen prices.  Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2010, compared to average Jacobsen prices for the third quarter of fiscal 2009 follow:

	Avg. Price 3rd Quarter 2010	Avg. Price 3rd Quarter 2009	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$307.50 /ton	$360.08 /ton	$(52.58) /ton	(14.6)%
BFT (Chicago)	$ 32.49 /cwt	$ 29.54 /cwt	$ 2.95 /cwt	10.0%
YG (Illinois)	$ 24.34 /cwt	$ 22.64 /cwt	$ 1.70 /cwt	7.5%

The overall increase in average BFT and YG prices of the finished products the Company sells had a favorable impact on revenue that was more than offset by lower MBM prices and by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the third quarter of fiscal 2010, net sales were $168.7 million as compared to $159.9 million during the third quarter of fiscal 2009.  The Rendering Segment’s finished products are primarily MBM, which is approximately $57.8 million and $65.3 million of net sales for the three months ended October 2, 2010 and October 3, 2009, respectively, and BFT, which is approximately $62.3 million and $49.4 million of net sales for the three months ended October 2, 2010 and October 3, 2009, respectively.  The Restaurant Services Segment’s finished product is YG, which is approximately $31.4 million and $27.8 million of net sales for the three months ended October 2, 2010 and October 3, 2009, respectively.  The increase in Rendering Segment sales of $4.8 million and the increase in Restaurant Services Segment sales of $4.0 million accounted for the $8.8 million increase in sales.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in raw material volume	$ 7.5	$ 0.7	$ —	$ 8.2
Increase/(decrease) in finished goods prices	(4.9)	6.2	—	1.3
Increase/(decrease) in yield	1.0	(0.2)	—	0.8
Other sales decreases	(1.5)	—	—	(1.5)
Product transfers	2.7	(2.7)	—	—
	$ 4.8	$ 4.0	$ —	$ 8.8

Further detail regarding the $4.8 million increase in sales in the Rendering Segment and the $4.0 million increase in sales in the Restaurant Services Segment is as follows:

Rendering

Raw Material Volume:  The positive effect of the integration of current and prior year acquisition activity has resulted in higher raw material volume available to process.  The higher raw material volume from Rendering Segment suppliers, which is processed into MBM and BFT finished products increased sales by $7.5 million.  As noted elsewhere, MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment’s suppliers.  The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material.  The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company’s suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company’s rendering process.

Finished Product Prices:  MBM prices were lower as soybean meal prices were lower, which more than offset higher prices in the overall commodity market for corn and soybean oil, which are competing fats to BFT.  $4.9 million of the decrease in Rendering Segment sales is due primarily to extreme summer temperatures that also extended for a longer period of time in the current fiscal year as compared to prior year which affected product quality resulting in lower grades of rendered tallow and grease for sale.  The market decreases were due to changes in supply/demand in both the domestic and export markets for MBM.

Yield:  The raw material processed in the third quarter of fiscal 2010 compared to the same period of fiscal 2009 yielded more finished product for sale and increased sales by $1.0 million.  The increase in the relative portion of cattle offal in the raw material collected during the third quarter of fiscal 2010 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Other Sales:  The $1.5 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees.

Product Transfers:  Depending on the Company’s customers’ finished product quality specifications and the quality of raw material the Company receives from meat processors and other sources, from time to time BFT material must be downgraded and sold as YG.   Generally, product transfers occur when BFT is downgraded and the product is reclassified as YG, which is a Restaurant Services Segment product.  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the third quarter of fiscal 2010 compared to the same period in fiscal 2009.  When less product is transferred from the Rendering Segment to the Restaurant Services Segment, more BFT is available for sale by the Rendering Segment and YG sales will decrease correspondingly.  The increased BFT available in the third quarter of fiscal 2010 compared to fiscal 2009 resulted in an increase in Rendering Segment sales of $2.7 million.

Restaurant Services

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity and improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased YG sales by $0.7 million.  As noted elsewhere, YG is produced by the Company’s Restaurant Services Segment as a result of refining used cooking oil collected from the Company’s food service establishment suppliers.

Finished Product Prices:  Higher prices in competing commodities due to an increase in global demand for use of YG in bio-fuels positively impacted the Company’s YG finished product prices.  The $6.2 million increase in Restaurant Services Segment sales was due to a significant increase in prices for YG and competing commodity products during the third quarter of fiscal 2010 as compared to the same period in fiscal 2009.

Yield:  Although the volume of cooking oil has improved, the Company believes that YG yields have declined because the cooking oil received is being used longer by the foodservice industry, which decreases the quality of oil picked up from suppliers.  This lowers yield and lowers the amount of finished product available for sale resulting in reduced sales of $0.2 million.

Product Transfers:  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009.  The decrease in product transfers was a result of less BFT (a Rendering Segment product) being downgraded and transferred to the Restaurant Services Segment to be sold as YG in the third quarter of fiscal 2010 compared to fiscal 2009.  As a result, Restaurant Services Segment sales decreased by $2.7 million in the third quarter of fiscal 2010.

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

During the third quarter of fiscal 2010, cost of sales and operating expenses were $125.7 million as compared to $113.3 million during the third quarter of fiscal 2009.  Increases in Rendering Segment cost of sales and operating expenses of $11.3 million and the increase in Restaurant Services Segment cost of sales and operating expenses of $1.1 million accounted for a majority of the $12.4 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in other expenses	$ 4.9	$ 0.9	$ —	$ 5.8
Increase in raw material costs	0.5	2.5	—	3.0
Increase in raw material volume	1.8	0.2	—	2.0
Increase in energy costs, primarily natural gas and diesel fuel	1.4	0.2	—	1.6
Product transfers	2.7	(2.7)	—	—
	$ 11.3	$ 1.1	$ —	$ 12.4

Further detail regarding the $11.3 million increase in cost of sales and operating expenses in the Rendering Segment and the $1.1 million increase in the Restaurant Services Segment is as follows:

Rendering

Other Expense:  The $4.9 million increase in other expense, which includes increases in payroll and related benefits, increases in repairs and maintenance and increases in hauling costs is primarily due to the integration of additional locations resulting from current and prior year acquisitions in the Rendering Segment.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM and BFT.  The Company’s formula pricing was impacted by extreme summer temperatures in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due primarily to raw material being priced based on higher quality rendered tallow and grease than the Company’s actual sales, resulting in an increase of $0.5 million in raw material costs.

Raw Material Volume:  The integration of current and prior year acquisition activity and signs of an improved U.S. economy have resulted in higher raw material volumes available to process.  The higher raw material volumes from Rendering Segment suppliers increased cost of sales by $1.8 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment.  During the third quarter of fiscal 2010, energy costs were higher and are reflected in the $1.4 million increase in natural gas and diesel fuel costs as compared to the third quarter of fiscal 2009.

Product Transfers:  In the third quarter of fiscal 2010, less BFT failed to meet customer finished product quality specifications than in the third quarter of fiscal 2009, and therefore less BFT was downgraded to YG value and transferred from the Rendering Segment to the Restaurant Services Segment.  Since the Rendering Segment had more BFT available for sale in the third quarter of fiscal 2010, cost of sales related to product transfers increased by $2.7 million.

Restaurant Services

Other Expense:  The $0.9 million increase in other expense was primarily due to the integration of additional locations resulting from prior year acquisitions in the Restaurant Services Segment.

Raw Material Costs:  YG finished product prices were higher in the third quarter of fiscal 2010 as compared to fiscal 2009, which caused the raw material costs to increase by $2.5 million.

Raw Material Volume:  Signs of improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased cost of sales by $0.2 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Restaurant Services Segment.  During the third quarter of fiscal 2010, energy costs were higher and are reflected in the $0.2 million increase primarily in diesel fuel costs as compared to the third quarter of fiscal 2009.

Product Transfers:  Because less BFT was downgraded for failure to meet customer specifications and subsequently sold by the Restaurant Services Segment as YG in the third quarter of fiscal 2010 compared to fiscal 2009, the cost of sales was decreased by $2.7 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $16.1 million during the third quarter of fiscal 2010, a $0.9 million increase (5.9%) from $15.2 million during the third quarter of fiscal 2009.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Other expense increases	$ 0.1	$ 0.4	$ —	$ 0.5
Increase in payroll and incentive-related benefits	0.1	0.1	—	0.2
Increase in legal and consulting expense	0.1	—	0.1	0.2
	$ 0.3	$ 0.5	$ 0.1	$ 0.9

Depreciation and Amortization.  Depreciation and amortization charges increased $1.6 million (26.7%) to $7.6 million during the third quarter of fiscal 2010 as compared to $6.0 million during the third quarter of fiscal 2009.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets and intangibles due to capital expenditures and current and prior year acquisition activity.

Interest Expense. Interest expense was $0.9 million during the third quarter of fiscal 2010 compared to $0.7 million during the third quarter of fiscal 2009, an increase of $0.2 million, primarily due to an increase in rates and fees from the amended credit agreement that were partially offset by a decrease in the outstanding balance related to the Company’s debt.

Other Income/Expense. Other expense was $0.8 million in the third quarter of fiscal 2010, compared to other income of $0.1 million during the third quarter of fiscal 2009.  The increase in other expense in the third quarter of fiscal 2010 is primarily due a loss on sale of fixed assets in the third quarter of fiscal 2010 and losses reported as a result of a fire at one of the Company’ plant locations compared to gains on sale of fixed assets in prior year’s quarter.

Income Taxes. The Company recorded income tax expense of $6.3 million for the third quarter of fiscal 2010, compared to $8.7 million recorded in the third quarter of fiscal 2009, a decrease of $2.4 million, primarily due to decreased pre-tax earnings of the Company in the third quarter of fiscal 2010.  The effective tax rate for the third quarter of fiscal 2010 is 35.7% and differs from the statutory rate of 35% due primarily to state income taxes.  The effective tax rate for the third quarter of fiscal 2009 of 35.2% differs from the statutory rate of 35% primarily due to state income taxes.

Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009

Summary of Key Factors Impacting the First Nine Months of Fiscal 2010 Results:

Principal factors that contributed to a $3.4 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Higher raw material volumes,
•	Changes in finished product prices and quality downgrades, and
•	Higher yield.

These increases were partially offset by:

•	Increased costs due to current and prior year acquisition activity,
•	Higher payroll and incentive-related benefits, and
•	Higher energy costs, primarily related to natural gas and diesel fuel.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher.  The Jacobsen index reports industry sales from the prior day’s activity by product.  The Jacobsen index includes reported prices for MBM and BFT (which are end products of the Company’s Rendering Segment) and YG (which is an end product of the Company’s Restaurant Services Segment).  The Company regularly monitors Jacobsen index reports on MBM, BFT and YG because they provide a daily indication of the Company’s revenue performance against business plan benchmarks.  Although the Jacobsen index provides one useful metric of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company’s finished products, as well as competing products, can be quite volatile.  In addition, the Jacobsen index does not provide forward or future period pricing.  The Jacobsen prices quoted below are for delivery of the finished product at a specified location.  Although the Company’s prices generally move in concert with reported Jacobsen prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  During the first nine months of fiscal 2010, the Company’s actual sales prices by product trended with the disclosed Jacobsen prices.  Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2010, compared to average Jacobsen prices for the first nine months of fiscal 2009 follow:

	Avg. Price First Nine Months 2010	Avg. Price First Nine Months 2009	Increase/ (Decrease)	% Increase/ (Decrease)
MBM (Illinois)	$296.56 /ton	$348.90 /ton	$ (52.34) /ton	(15.0)%
BFT (Chicago)	$ 31.55 /cwt	$ 25.02 /cwt	$ 6.53 /cwt	26.1%
YG (Illinois)	$ 25.18 /cwt	$ 20.76 /cwt	$ 4.42 /cwt	21.3%

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

During the first nine months of fiscal 2010, net sales were $497.7 million as compared to $448.2 million during the first nine months of fiscal 2009.  The Rendering Segment’s finished products are primarily MBM, which is approximately $174.6 million and $189.0 million of net sales for the nine months ended October 2, 2010 and October 3, 2009, respectively, and BFT, which is approximately $179.4 million and $135.5 million of net sales for the nine months ended October 2, 2010 and October 3, 2009, respectively.  The Restaurant Services Segment’s finished product is YG, which is approximately $90.0 million and $71.1 million of net sales for the nine months ended October 2, 2010 and October 3, 2009, respectively.  The increase in Rendering Segment sales of $28.7 million and the increase in Restaurant Services Segment sales of $20.8 million accounted for the $49.5 million increase in sales.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in finished product prices	$ 20.0	$ 18.4	$ —	$ 38.4
Increase in raw material volume	9.5	2.6	—	12.1
Increase/(decrease) in yield	2.8	(0.4)	—	2.4
Purchase of finished product for resale	(2.0)	1.1	—	(0.9)
Other sales increase/(decrease)	(3.1)	0.6	—	(2.5)
Product transfers	1.5	(1.5)	—	—
	$ 28.7	$ 20.8	$ —	$ 49.5

Further detail regarding the $28.7 million increase in sales in the Rendering Segment and the $20.8 million increase in sales in the Restaurant Services Segment is as follows:

Rendering

Finished Product Prices:  Higher prices in the overall commodity market for corn and soybean oil, which is competing fats to BFT, positively impacted the Company’s finished product prices while MBM prices were lower as soybean meal prices were lower.  $20.0 million of the increase in Rendering Segment sales is due primarily to a market-wide increase in BFT prices (fat), but this increase was impacted by extreme summer temperatures in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 that also extended for a longer period of time which affected product quality resulting in lower grades of rendered tallow and grease for sale.  The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT.

Raw Material Volume:  The positive effect of the integration of current and prior year acquisition activity has resulted in higher raw material volumes available to process.  The higher raw material volumes from Rendering Segment suppliers, which are processed into MBM and BFT finished products increased sales by $9.5 million.  As noted elsewhere, MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment’s suppliers.  The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material.  The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company’s suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company’s rendering process.

Yield:  The raw material processed in the first nine months of fiscal 2010 compared to the same period of fiscal 2009 yielded more finished product for sale and increased sales by $2.8 million.  The increase in the relative portion of cattle offal in the raw material collected during the first nine months of fiscal 2010 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in the first nine months of fiscal 2010 compared to the same period in fiscal 2009 by $2.0 million.  Higher volumes and higher yields reduced the need to source third party product.

Other Sales:  The $3.1 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees.

Product Transfers:  Depending on the Company’s customers’ finished product quality specifications and the quality of raw material the Company receives from meat processors and other sources, from time to time BFT material must be downgraded and sold as YG.   Generally, product transfers occur when BFT is downgraded and the product is reclassified as YG, which is a Restaurant Services Segment product.  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the first nine months of fiscal 2010 compared to the same period in fiscal 2009.  When less product is transferred from the Rendering Segment to the Restaurant Services Segment, more BFT is available for sale by the Rendering Segment and YG sales will decrease correspondingly.  The increase in BFT available in the first nine months of fiscal 2010 compared to fiscal 2009 resulted in an increase in Rendering Segment sales of $1.5 million.

Restaurant Services

Finished Product Prices:  Higher prices in competing commodities due to an increase in global demand for use of YG in bio-fuels positively impacted the Company’s YG finished product prices.  The $18.4 million increase in Restaurant Services Segment sales was due to a significant increase in prices for YG and competing commodity products during the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity and improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased YG sales by $2.6 million.  As noted elsewhere, YG is produced by the Company’s Restaurant Services Segment as a result of refining used cooking oil collected from the Company’s food service establishment suppliers.

Yield:  Although the volume of cooking oil has improved, the Company believes that YG yields have declined because the cooking oil received is being used longer by the foodservice industry, which decreases the quality of oil picked up from suppliers.  This lowers yield and lowers the amount of finished product available for sale resulting in reduced sales of $0.4 million.

Purchases of Finished Product for Resale:  The $1.1 million increase in sales resulted from the Company purchasing more finished product for resale from third party suppliers in the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.

Other Sales:  The $0.6 million increase in other sales was primarily from prior year acquisitions in the Restaurant Services Segment.

Product Transfers:  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.  The decrease in product transfers was a result of less BFT (a Rendering Segment product) being downgraded and transferred to the Restaurant Services Segment to be sold as YG in the first nine months of fiscal 2010 compared to fiscal 2009.  As a result, Restaurant Services Segment sales were decreased by $1.5 million in the first nine months of fiscal 2010.

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

During the first nine months of fiscal 2010, cost of sales and operating expenses were $369.9 million as compared to $330.2 million during the first nine months of fiscal 2009.  Increases in Rendering Segment cost of sales and operating expenses of $32.0 million and the increase in Restaurant Services Segment cost of sales and operating expenses of $7.7 million accounted for a majority of the $39.7 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in raw material costs	$ 24.5	$ 5.1	$ —	$ 29.6
Other expense increases	5.2	1.9	—	7.1
Increase in raw material volume	2.2	0.7	—	2.9
Increase in energy costs, primarily natural gas and diesel fuel	0.5	0.7	—	1.2
Purchases of finished product for resale	(1.9)	0.8	—	(1.1)
Product transfers	1.5	(1.5)	—	—
	$ 32.0	$ 7.7	$ —	$ 39.7

Further detail regarding the $32.0 million increase in cost of sales and operating expenses in the Rendering Segment and the $7.7 million increase in the Restaurant Services Segment is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM and BFT.  The Company’s formula pricing was impacted by extreme summer temperatures in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due primarily to raw material being priced based on higher quality rendered tallow and grease than the Company’s actual sales, which increased the overall impact of higher raw material costs from overall higher BFT prices in fiscal 2010 resulting in an increase of $24.5 million in raw material costs in fiscal 2010 as compared to fiscal 2009.

Other Expense:  The $5.2 million increase in other expense which includes increases in payroll and related benefits, increases in repairs and maintenance and increases in hauling costs is primarily due to the integration of additional locations resulting from current and prior year acquisitions in the Rendering Segment.

Raw Material Volume:  The integration of current and prior year acquisition activity and signs of an improved U.S. economy have resulted in higher raw material volume available to process.  The higher raw material volume from Rendering Segment suppliers increased cost of sales by $2.2 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment.  During the first nine months of fiscal 2010, energy costs were higher and are reflected in the $0.5 million increase due primarily to diesel fuel costs as compared to the same period in fiscal 2009.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in the first nine months of fiscal 2010 compared to the same period in fiscal 2009 by $1.9 million.

Product Transfers:  In the first nine months of fiscal 2010, less BFT failed to meet customer finished product quality specifications than in the first nine months of fiscal 2009, and therefore less BFT was downgraded to YG value and transferred from the Rendering Segment to the Restaurant Services Segment.  Since the Rendering Segment had relatively more BFT available for sale in the first nine months of fiscal 2010, cost of sales related to product transfers increased by $1.5 million.

Restaurant Services

Raw Material Costs:  YG finished product prices were higher in the first nine months of fiscal 2010 as compared to fiscal 2009, which caused the raw material costs to increase by $5.1 million.

Other Expense:  The $1.9 million increase in other expense was primarily due to the integration of additional locations resulting from prior year acquisitions in the Restaurant Services Segment.

Raw Material Volume:  Signs of improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased cost of sales by $0.7 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Restaurant Services Segment.  During the first nine months of fiscal 2010, energy costs were higher and are reflected in the $0.7 million increase due primarily to diesel fuel costs as compared to the same period in fiscal 2009.

Purchases of Finished Product for Resale:  The Company purchased more finished product for resale from third party suppliers in the first nine months of fiscal 2010 compared to the same period in fiscal 2009 by $0.8 million.

Product Transfers:  Because less BFT was downgraded for failure to meet customer specifications and subsequently sold by the Restaurant Services Segment as YG in the first nine months of fiscal 2010 compared to fiscal 2009, the cost of sales was decreased by $1.5 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $48.1 million during the first nine months of fiscal 2010, a $2.7 million increase (5.9%) from $45.4 million during the first nine months of fiscal 2009.  Payroll and related expense increases were due to current and prior year acquisition activity and more favorable operations in the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.  The increase was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Increase in payroll and incentive-related benefits	$ 0.4	$ 0.4	$ 0.9	$ 1.7
Increase in legal and consulting expense	0.1	—	0.4	0.5
Other expense increases	0.2	0.5	(0.2)	0.5
	$ 0.7	$ 0.9	$ 1.1	$ 2.7

Depreciation and Amortization.  Depreciation and amortization charges increased $3.7 million (20.3%) to $21.9 million during the first nine months of fiscal 2010 as compared to $18.2 million during the first nine months of fiscal 2009.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets and intangibles due to capital expenditures and current and prior year acquisition activity.

Interest Expense. Interest expense was $2.7 million during the first nine months of fiscal 2010 compared to $2.2 million during the first nine months of fiscal 2009, an increase of $0.5 million, primarily due to an increase in rates and fees from the amended credit agreement that were partially offset by a decrease in the outstanding balance related to the Company’s debt.

Other Income/Expense. Other expense was $1.7 million in the first nine months of fiscal 2010, a $1.4 million increase as compared to $0.3 million in the first nine months of fiscal 2009.  The increase in other expense is primarily due to costs associated with the expected renewable diesel fuel joint venture project and an increase in loss on sale of fixed assets.

Income Taxes. The Company recorded income tax expense of $19.2 million for the first nine months of fiscal 2010, compared to income tax expense of $19.4 million recorded in the first nine months of fiscal 2009, a decrease of $0.2 million.  The effective tax rate for the first nine months of fiscal 2010 is 35.9% and differs from the statutory rate of 35% due primarily to state income taxes and production deductions.  The effective tax rate for the first nine months of fiscal 2009 of 37.3% differs from the statutory rate of 35% primarily due to state income taxes.

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

•
As of October 2, 2010, the Company has borrowed all $50.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $1.25 million over a six-year term ending with a balloon payment of $22.5 million on April 7, 2012.  The Company has reduced the term loan facility by quarterly payments totaling $21.25 million, for an aggregate of $28.75 million principal outstanding under the term loan facility at October 2, 2010.

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

The Credit Agreement consisted of the following elements at October 2, 2010 (in thousands):

Credit Agreement:
Term Loan	$ 28,750
Revolving Credit Facility:
Maximum availability	$ 125,000
Borrowings outstanding	–
Letters of credit issued	16,101
Availability	$ 108,899

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Darling (“Darling National”), and are secured by substantially all of the property of the Company, including a pledge of all equity interests in Darling National.  As of October 2, 2010, the Company was in compliance with all of the financial covenants and believes it was in compliance with all of the other covenants contained in the Credit Agreement.

The classification of long-term debt in the accompanying October 2, 2010 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement.

On October 2, 2010, the Company had working capital of $91.4 million and its working capital ratio was 2.23 to 1 compared to working capital of $75.1 million and a working capital ratio of 2.05 to 1 on January 2, 2010.  The increase in working capital is primarily due to an increase in cash, commodity prices and the increase in inventory quantities.  At October 2, 2010, the Company had unrestricted cash of $77.1 million and funds available under the revolving credit facility of $108.9 million, compared to unrestricted cash of $68.2 million and funds available under the revolving credit facility of $109.1 million at January 2, 2010.

Net cash provided by operating activities was $48.1 million and $49.6 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, a decrease of $1.5 million, primarily due to changes in operating assets and liabilities that include a decrease in cash from inventory and prepaid expenses of approximately $10.8 million, a decrease in income taxes refundable of approximately $7.5 million, which more than offset increases in accounts receivable, accounts payable and accrued expenses as well as an increase in cash of approximately $14.0 million due to a decrease in pension contribution funding in the current year as compared to the prior year.  Cash used by investing activities was $35.3 million for the nine months ended October 2, 2010, compared to $24.9 million for the nine months ended October 3, 2009, an increase of $10.4 million primarily due to an increase in cash paid for acquisitions in the current year as compared to the prior year.  Net cash used by financing activities was $4.0 million for the nine months ended October 2, 2010, compared to $4.9 million for the nine months ended October 3, 2009, a decrease of $0.9 million, primarily due to deferred loan costs incurred in the prior year as a result of a revolving credit agreement amendment.

Capital expenditures of $15.9 million were made during the nine months of fiscal 2010, compared to $14.1 million in the nine months of fiscal 2009, for a net increase of $1.8 million (12.8%), due primarily to a general increase in current year capital expenditures as compared to prior years general capital expenditures.  Capital expenditures related to compliance with environmental regulations were $1.9 million and $0.4 million during the nine months ended October 2, 2010 and October 3, 2009, respectively.

Based upon the underlying terms of the Credit Agreement, approximately $5.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at October 2, 2010, will be due during the next twelve months, which includes scheduled quarterly installment payments of $1.25 million.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2010, the Company has accrued approximately $7.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance, which are included in current accrued expenses at October 2, 2010.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.9 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible required contributions to its pension plans for the nine months ended October 2, 2010 of approximately $0.8 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In the second quarter of fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In April 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of October 2, 2010, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of October 2, 2010, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  As of December 31, 2009, this alternative federal tax credit program has expired and has not been extended or reinstituted as of November 4, 2010.  No assurance can be given that the Alternative Fuel Mixture Credits will be reinstated in the future.  The Company will, therefore continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

In September 2009, the Company announced that it has joined with a subsidiary of Valero Energy Corporation (“Valero”) to take initial steps towards the formation of a joint venture to build a facility capable of producing over 10,000 barrels per day or 135 million gallons per year of renewable diesel on a site adjacent to Valero’s St. Charles refinery near Norco, Louisiana (the “Joint Venture Project”).  The proposed facility is expected to convert grease, primarily animal fats and used cooking oil supplied by the Company, and potentially other feedstocks that become economically and commercially viable into renewable diesel.  The Company and Valero have applied for and are jointly seeking a loan guarantee for the proposed Joint Venture Project from the U.S. Department of Energy (the “DOE”) under the Energy Policy Act of 2005 (together with the regulations promulgated thereunder, the “Energy Act”), which makes $8.5 billion of debt financing guarantees available for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies (the “DOE Loan Program”).  The Joint Venture Project has passed through the application and initial review phase of the DOE Loan Program and has been selected by the DOE’s Loan Guarantee Program Office (LGPO) for due diligence review.  Accordingly, Darling and Valero are engaged in communications with the LGPO regarding detailed due diligence, the negotiation of terms and conditions of a potential loan guarantee and all other issues necessary for the LGPO to consider the issuance of a conditional commitment and, potentially, a loan guarantee.  The Company and Valero are splitting the costs and expenses related to the Joint Venture Project and the preparation and filing of the application under the DOE Loan Program, which as of the date of this Report have not been significant in amount.  The Company and Valero have not yet entered into a joint venture operating agreement with respect to the Joint Venture Project; however, once the joint venture operating agreement has been entered into, certain of the costs and expenses associated with the Joint Venture Project could be incurred in the form of capital contributions to the joint venture entity.  The ultimate cost of the Joint Venture Project to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed and the amount of funding, if any, approved under the DOE Loan Program is known.  The Company currently contemplates that it will spend up to approximately $1.2 million during the remainder of fiscal 2010 on the Joint Venture Project, which amount includes the Company’s portion of the engineering, legal and other expenses related to the Joint Venture Project.  Completion of the Joint Venture Project is contingent, among other things, on (i) the DOE’s approval of the loan application for inclusion in the DOE Loan Program at a sufficient funding level for the parties to agree to proceed with the Joint Venture Project, (ii) the total cost estimate for the Joint Venture Project and (iii) the final approval of the Company’s Board of Directors.  Furthermore, although the project has been accepted by the LGPO for due diligence review, there is no assurance that the project will be offered a term sheet or approved for a conditional commitment or that the parties will be able to negotiate a loan agreement on acceptable terms.  Accordingly, the Company can provide no assurance that the Joint Venture Project will be completed.

The Company is currently in negotiations with new lenders to obtain new financing as a result of the proposed acquisition of Griffin Industries, Inc.  This new financing is expected to include a revolving credit facility, a term loan B facility and senior unsecured notes.  The Company’s new financing is expected to replace its current Credit Agreement.

The Company’s management believes that cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2010, unrestricted cash and funds available under the Credit Agreement and the new financing that is currently being negotiated should be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, including the proposed acquisition of Griffin Industries, Inc., scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture Project and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  a reduction or volatility in finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S. or any other disease that is correctly or incorrectly linked to animals and which has a negative impact on meat consumption or animal production;  any additional occurrence of BSE in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Enhanced BSE Rule, including capital expenditures to comply with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations;  unfavorable export markets; and/or unforeseen problems relating to the integration of Griffin Industries, Inc. after closing.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and any decline in consumer confidence including the inability of consumers and companies to obtain credit due to the continuing lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2010 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2010 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for cash used in connection with the acquisition of Griffin Industries, Inc. and the potential contributions to the Joint Venture Project, no decision has been made as to non-ordinary course cash usages at this time.  Potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the new financing that is currently being negotiated, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $8.2 million of commodity products consisting of approximately $1.2 million of finished products and approximately $7.0 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 2, 2010.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2010 and into fiscal 2011, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $10.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 2, 2010.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended January 2, 2010, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; and increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, BFT and YG inventories by reducing the potential impact of decreasing prices.  The Company does not use derivative instruments for trading purposes.  At October 2, 2010, the Company had natural gas swaps and two interest rate swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to FASB authoritative guidance.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the Credit Agreement have been exchanged for fixed rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.42%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The second swap agreement for $25.0 million matures April 7, 2012 and bears interest at 5.415%, which does not include the borrowing spread per the Credit Agreement, with amortizing payments that mirror the term loan facility.  The Company’s receive rate on each swap agreement is based on three-month LIBOR.  At October 2, 2010, the fair value of these interest swap agreements was $2.0 million and is included in non-current liabilities on the balance sheet, with an offset recorded to accumulated other comprehensive income for the effective portion and other expense for the ineffective portion of the interest rate swap.

In the first nine months of fiscal 2010, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB accounting guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the first quarter of fiscal 2011.  As of October 2, 2010, the fair value of these natural gas swaps was approximately $0.4 million and are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and natural gas swaps that are marked to market because they did not qualify for hedge accounting at October 2, 2010.  The heating oil swaps had an aggregate fair value of $0.1 million and are included in current other assets at October 2, 2010.  In addition, the mark to market natural gas swaps were not significant and are included in accrued expenses on the balance sheet at October 2, 2010.

As of October 2, 2010, the Company had forward purchase agreements in place for purchases of approximately $7.0 million of natural gas and diesel fuel in fiscal 2010.  As of October 2, 2010, the Company had forward purchase agreements in place for purchases of approximately $1.2 million of finished product in fiscal 2010.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010

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

DARLING INTERNATIONAL INC.

Date: November 10, 2010	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date: November 10, 2010	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)