Form 10-K
period 2011-01-01
DARLING INTERNATIONAL INC
filed 2011-03-02
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

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
Yes      No   X  .

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
Yes ____   No   X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $587,955,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 116,753,219 shares of common stock, $0.01 par value, outstanding at February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2011 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

PART I

ITEM 1.  BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. ("Darling", and together with its subsidiaries, the "Company") was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc."  On December 28, 1993, Darling changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc."  The address of Darling's principal executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling.    The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), tallow (primarily bleachable fancy tallow ("BFT")), poultry grease ("PG"), yellow grease ("YG"), bakery by-product ("BBP") and hides as well as a range of branded and value-added products.  The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.

Prior to the Merger the Company's operations were organized into two segments:  1) Rendering, the core business of turning inedible food by-products from meat and poultry processors, butcher shops, grocery stores and food service establishments into high quality feed ingredients and fats for other industrial applications; and 2) Restaurant Services, a group focused on the grease collection business, grease collection equipment sales and grease trap servicing.  Griffin historically operated in two segments, rendering (as described above) and bakery.  The results of Griffin for the period December 17, 2010 (date of Merger) to January 1, 2011, are included in the rendering and bakery operating segments.  For the financial results of the Company's business segments, see Note 18 of Notes to Consolidated Financial Statements.

The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Continuing operations:
Rendering	$536,935	74.1%	$458,573	76.7%	$585,108	72.5%
Restaurant Services	177,750	24.5	139,233	23.3	222,384	27.5
Bakery	10,224	1.4	–	–	–	–
Total	$724,909	100.0%	$597,806	100.0%	$807,492	100.0%

OPERATIONS

Rendering and restaurant services

The Company's largest business activity is rendering.  Prior to the Merger, Darling was primarily a beef renderer.  Following the acquisition of Griffin, the Company is one of the leading poultry renderers in the United States.  The Company's rendering operations process poultry and animal by-products into protein (primarily MBM and PM (feed grade and pet food)), tallow (primarily BFT), PG, YG, hides and a variety of other value-added finished products.  The Company also collects used cooking oil from restaurants and processes it into finished products, such as YG, which it sells to external customers as well as internal divisions.  In addition to waste cooking oil, the Company collects trap grease from restaurants in exchange for a collection fee.

Raw materials

The Company's rendering operations collect two primary types of protein by-products, (i) beef and pork by-products and (ii) poultry by-products, which are collected primarily from independent meat and poultry processors, grocery stores, butcher shops and food service establishments.

Rendering materials are collected in one of two manners.  Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk trailers in which the raw material is loaded.  The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by or emptied into the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors.

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

Certain of the Company's rendering facilities are highly dependent on one or a few suppliers.  During the 2010 fiscal year, the Company's 10 largest raw materials suppliers accounted for approximately 23% of the total raw material processed by the Company with no single supplier accounting for more than 4%.  See "Risk factors—A significant percentage of the Company's revenue is attributable to a limited number of suppliers and customers." Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty or otherwise cease using or reduce the use of the Company’s collection services, these operating facilities would be materially and adversely affected.  For a discussion of the Company’s competition for raw materials, see "Competition."  Certain Griffin facilities are also heavily reliant on one or a few suppliers, and an interruption in the operations of one or more of those suppliers could likewise have a material impact on those Griffin facilities.

The restaurant services industry is highly fragmented. The Company collects used cooking oil and trap grease from restaurants, food service establishments and grocery stores.  Many of the Company's customers operate stores that are parts of national food chains.  No single customer represents a material percentage of the Company's total used cooking oil raw materials volume.  Used cooking oil from food service establishments is placed in various sizes and types of containers which are supplied by the Company.  In some instances, these containers are unloaded directly onto the trucks, while in other instances the oil is pumped through a vacuum hose into the truck.  The Company sells two types of containers for used cooking oil collection to food service establishments called CleanStar® and BOSS, both of which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve.  The frequency of all forms of used cooking oil and trap grease raw material collection is determined by the volume of oil generated by the food service establishment.

The Company either transports trap grease to waste treatment centers or recycles it at its facilities into a host of environmentally safe product streams, including fuel and feed ingredients.  The Company provides its customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning.

Processing operations

The Company produces finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials.  The process starts with the collection of animal processing by-products (including fat, bones, feathers, offal and other animal by-products).  The animal processing by-products are ground and heated to extract water and separate oils and grease from animal tissue as well as to sterilize and make the material suitable as an ingredient for animal feed.  The separated oils, tallows, and greases are then centrifuged and/or refined for purity.  The remaining solid product is pressed to remove additional oils to create meals.  The meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal.

The primary finished products derived from the processing of animal by-products are tallow, PG, MBM, PM, feather meal, and blood meal.  In addition, at certain of its facilities, the Company is able to operate multiple process lines simultaneously which provides it with the flexibility and capacity to manufacture a line of premium and value-added products in addition to its principal finished products.  Because of these processing controls, the Company is able to blend end products together in order to produce premium products with specific mixes that typically have higher protein and energy content and lower moisture than principal finished products and command premium prices.

The Company’s hides and skins operations process hides and skins from hog and beef processors into outputs used in commercial applications such as the leather industry.  The Company sells treated hides and skins to external customers, the majority of which are tanneries.

The Company’s fertilizer operations utilize finished products from the rendering division to manufacture fertilizers from USDA approved ingredients that contain no waste by-products (i.e., sludge or sewage waste).  The Company’s primary fertilizer product line is Nature Safe®, an organic, protein based fertilizer which is produced at its blending plant in Henderson, KY. The Company’s fertilizer products are predominately sold to golf courses, sports facilities, organic farms and landscaping companies.

Used cooking oil, which is recovered from restaurants, is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and driers.

Bakery feed

The Company is a leading processor of bakery waste in the U.S.  The bakery feed division collects bakery waste materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Raw materials

Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, manufactured, and installed by the Company.  The Company has specifically engineered bulk collection systems for the handling of bakery waste.  All of the bakery waste that the Company collects is bulk loaded which represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery waste allows the Company to significantly streamline its bakery recycling process, reduce personnel, eliminate a significant source of wastewater and maximize freight savings by hauling more tons per load.

Processing operations

The highly automated bakery feed production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery waste process, packaging materials are removed.  The packaging material is fed into a combustion chamber, along with sawdust from nearby sawmills and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Renewable fuels / Biodiesel

In addition to the rendering, restaurant and bakery waste services, on January 21, 2011, a wholly-owned subsidiary of the Company entered into a limited liability company agreement (the "JV Agreement") with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "Joint Venture").  The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "Facility") capable of producing approximately 9,300 barrels per day of renewable diesel, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Facility is expected to convert grease, primarily animal fats and used cooking oil supplied by the Company, and potentially other feed stocks that become economically and commercially viable, into renewable diesel.  The Facility will use an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group to convert approximately 1.1 billion pounds per year of recycled animal fats, recycled cooking oils and other feedstocks into renewable diesel product and certain other co-products.

In addition, the Company utilizes a portion of its rendered animal fats, recycled greases and plant oils to produce Bio G-3000TM Premium Diesel Fuel.  The Company's biodiesel operations utilize raw material inputs sourced from its rendering and bakery feed operations as well as several third party additives in order to produce Bio G-3000TM.  The Company has the annual capacity to produce two million gallons of Bio G-3000TM.  The Company's biodiesel product is sold to its internal divisions as well as domestic commercial biodiesel producers to be used as biodiesel fuel, a clean burning additive for diesel fuel or as a biodegradable solvent or cleaning agent.  Bio G-3000TM is currently processed at the Company’s facility in Butler, Kentucky.

Raw materials pricing and supply contracts

The Company has two primary pricing arrangements—formula and non-formula arrangements—with its suppliers of poultry, beef, pork and bakery waste products and used cooking oil.  Under a "formula" arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee.  The Company also acquires raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.  Approximately 58% of Darling's annual volume of raw materials is acquired on a "formula" basis.  All of Griffin's poultry rendering and bakery feed raw materials are acquired on a "formula" basis.

The credit received or amount charged for raw material under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs.

Formula prices are generally adjusted on a weekly, monthly or quarterly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs.

Finished products

The Company's finished products are predominantly proteins (primarily MBM and PM), oils (primarily BFT, PG and YG), BBP and hides.  MBM, PM and BBP are used primarily as high protein additives in pet food and animal feed.  Oils are used as ingredients in the production of pet food, animal feed, soaps and as a substitute for traditional fuels.  Oleo-chemical producers use these oils as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.    Hides are sold to leather distributors and manufacturers for the production of leather goods.  Currently, substantially all of Darling's principal finished products and approximately half of Griffin's finished products compete with commodities such as corn, soybean oil and soybean meal.  While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

Finished products

The Company's finished products include the following.

Protein Meals

The Company's meal products include MBM, PM, feather meal and blood meal. All of the Company's meal products are protein-rich and contain essential minerals and amino acids which are critically important components of animal feed.  MBM, blood meal, PM and feather meal are sold to feed manufacturers while higher grade poultry meal is also sold to pet food manufacturers.  Some of the Company’s meals are also used as ingredients in its fertilizer operations.

Animal Fats

The Company produces a range of animal fats from its rendering operations.  Animal fats are an additive in livestock and pet foods that contains essential fatty acids and energy and enhances the taste of the foods.  Animal fats are also frequently sold to soap and beauty products manufacturers as well as industrial manufacturers of paint, rubber, paper, concrete, plastics and other consumer products.  The vast majority of the animal fat that the Company produces is used as a feed additive.

Grease

The Company produces several different types of grease including YG and brown grease.  Grease, similar to tallow, is an essential ingredient in livestock and pet foods due to its fatty acid composition and high energy content.  Due to its nutritional content, the majority of the Company's YG is sold to meat and poultry producers who use the grease as a feed additive.  In addition, some of the grease produced by the Company's rendering operations is burned as Fat for Fuel® or used to manufacture biodiesel.

Hides and skins

        The Company processes discarded hides and skins from beef, hog and other animal processing facilities.  The hides and skins are trimmed and cured in a brine solution that prepares them for tanneries.  Tanneries sell the tanned hides and skins primarily to leather companies that use the products in a variety of consumer goods including apparel and vehicle interiors.

Premium, value-added and branded products

The Company's premium, value-added and branded products command significantly higher pricing relative to its principal finished product lines due to their enhanced nutritional content, which is a function of the Company's proprietary processing techniques.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through the Company's commodity trading departments which are located at Darling's corporate headquarters in Irving, Texas and Griffin’s corporate headquarters in Cold Spring, Kentucky.  The Company also maintains sales offices in Des Moines, Iowa, New Orleans, Louisiana, and Memphis, Tennessee for the sale and distribution of selected products.  This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants.  The Company sells its finished products internationally through commodities brokers, Company agents and directly to customers in various countries.

The Company sells its finished products primarily to producers of livestock feed, oleo-chemicals, bio-fuels, soaps, pet foods and leather goods for use as ingredients in their products or for further processing.  Currently, substantially all of Darling's finished products and approximately half of Griffin’s finished products are commodities that are priced relative to competing commodities, primarily corn, soybean oil and soybean meal.  Customers for the Company's premium, value added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses, among others.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients.  Oleo-chemical producers use oils as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products.  The Company typically enters into long-term supply contracts with pet food manufacturers.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the European Union, Latin America, the Pacific Rim, North Africa, Mexico and South America.  Total direct export sales were $71.0 million, $70.8 million and $132.2 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  The Company also sells to third parties that export to various foreign countries.  The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets.  The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies.  The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.  See Note 18 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by domestic and foreign customers.

Following diagnosis of the first U.S. case of bovine spongiform encephalopathy ("BSE") on December 23, 2003,  many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.  Most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE have been reopened to U.S beef, although some countries only accept boneless beef or beef from cattle less than 30 months of age.  Japan is more restrictive and only permits imports of U.S. beef from cattle that are age verified to be 20 months of age or younger at slaughter.  Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.

The Company's management monitors market conditions and prices for its finished products on a daily basis.  If market conditions or prices were to significantly change, the Company's management would evaluate and implement any measures that it may deem necessary to respond to the change in market conditions.  For larger formula-based pricing suppliers, the indexing of finished product price to raw material cost effectively fixes the gross margin on finished product sales at a stable level, providing some protection to the Company from price declines.

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

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished product to customers.  It also utilizes third party freight to cost-effectively transfer materials and augment its in-house logistics fleet.  Within the Company’s bakery feed division, all inbound and outbound freight is handled by third party logistics companies.

COMPETITION

Management of the Company believes that the most challenging aspect of the business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers (rendering operations integrated with the meat or poultry packing operation).  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and, as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering and restaurant services industries are highly fragmented and very competitive.  The Company competes with other rendering and restaurant services businesses, bakery waste and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal.  In addition, restaurants have increasingly experienced theft of used cooking oil.  A number of the Company's competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for raw materials is based in large part on price and proximity to the supplier.

In marketing its finished products domestically and abroad, the Company faces competition from other processors and from producers of other suitable commodities.  Tallows and greases are, in certain instances, substitutes for soybean oil and palm stearine, while MBM and PM are a substitute for soybean meal.  Bakery feed is a substitute for corn in animal feed.  Consequently, the prices of BFT, PG, YG, MBM, PM and BBP correlate with these substitute commodities.  The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

SEASONALITY

Although the amount of raw materials made available to the Company by its suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold weather, which can hinder the collection of raw materials.  The amount of bakery raw materials the Company will process generally increases on a seasonal basis during the summer from June to September.  Warm weather can also adversely affect the quality of raw materials processed and the Company’s yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of operating results of the Company between periods.

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers its intellectual property to be of material value.  The Company has registered or applied for registration of certain of its intellectual property, including the tricolor triangle used in the Company’s signage and logos and the names "Darling," "Darling Restaurant Services," "Griffin Industries," "Nature Safe," "CleanStar" and "Cookie Meal" and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.  The Company’s policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

As of January 1, 2011, the Company employed approximately 3,330 persons full-time.  While the Company has no national or multi-plant union contracts, approximately 44% of Darling's employees are covered by multiple collective bargaining agreements.  None of Griffin's employees are covered by collective bargaining agreements.  Management believes that the Company's relations with its employees and their representatives are good.  There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

REGULATIONS

The Company is subject to the rules and regulations of various federal, state and local governmental agencies.  Material rules and regulations and the applicable agencies include:

•
The Food and Drug Administration ("FDA"), which regulates food and feed safety.  Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 CFR 589.2000, referred to herein as the "BSE Feed Rule") to prevent further spread of BSE, commonly referred to as "mad cow disease."  With respect to BSE in the U.S., on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE ("Enhanced BSE Rule"). These new regulations included changes to prohibit the use of tallow having more than a certain percentage of impurities in feed for cattle or other ruminant animals, and prohibiting the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals.  Company management believes the Company is in compliance with the provisions of these rules.

See Item 1A “Risk Factors – The Company’s business may be affected by the impact of BSE and other food safety issues,” for more information regarding certain FDA rules that affect the Company's business, including changes to the BSE Feed Rule.

•	The United States Department of Agriculture ("USDA"), which regulates collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of the Company's activities:

– Animal and Plant Health Inspection Service ("APHIS") certifies facilities and claims made for exported materials and establishes and enforces import requirements for live animals and animal products, and

– Food Safety Inspection Service ("FSIS") regulates sanitation and food safety programs.

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

•	The U.S. Environmental Protection Agency ("EPA"), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation ("USDOT"), as well as local and state agencies, which regulate the operation of the Company's commercial vehicles.

•	Occupational Safety and Health Administration, the main federal agency charged with the enforcement of safety and health legislation.

•	The Securities and Exchange Commission ("SEC"), which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

These material rules and regulations and other rules and regulations promulgated by other agencies may influence the Company’s operating results at one or more facilities.

AVAILABLE INFORMATION

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC, which can be read and/or copies made at the SEC's Public Reference Room at 100 F Street N.E., Washington D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.  The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company files electronically with the SEC.

The Company makes available, free of charge, through its investor relations web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Company's website is http://www.darlingii.com and the address for the Company's investor relations web site is http://www.darlingii.com/investors.aspx.

ITEM 1A.   RISK FACTORS

Any investment in the Company will be subject to risks inherent to the Company's business.  Before making an investment decision in the Company, you should carefully consider the specific risks described below together with all of the other information included in or incorporated by reference into this report before making an investment decision.  Each of the risks described below could adversely and materially affect the Company's business, financial condition and operating results.  The risks and uncertainties the Company has described are not the only ones facing the Company.  Additional risks and uncertainties not presently known to the Company or those the Company currently deems immaterial may also affect business or operations of the Company.  If any of the events described in the following risk factors actually occurs, the Company's business, financial condition, prospects or results of operations could be materially and adversely affected.  If any of these events occurs, the trading price of the Company's securities could decline and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements and the Company's actual results may differ substantially from those discussed in these forward-looking statements.  See "Forward-Looking Statements" in this filing.

The prices of the Company's products are subject to significant volatility associated with commodities markets.

The Company's finished products are, with certain exceptions, commodities, the prices of which are quoted on, or derived from prices quoted on, established commodity markets.  Accordingly, the Company's results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for the Company's products by the Company's customers.  Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs or energy policies, changes in international agricultural trading policies, impact of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons.  While the Company seeks to mitigate the risk associated with price declines, including through the use of formula pricing tied to commodity prices for a substantial portion of the Company's raw materials, a significant decrease in the market price of the Company's products or of other commodities that may be substituted for the Company's products would have a material adverse effect on the Company's results of operations and cash flow.

In addition, increases in the market prices of raw materials would require the Company to seek increased selling prices for the Company's premium, value-added and branded products to avoid margin deterioration.  There can be no assurance as to whether the Company could implement future selling price increases in response to increases in the market prices of raw materials or how any such price increases would affect future sales volumes to the Company's customers.  The Company's results of operations would be adversely affected in the future by this volatility.

The Company's business is dependent on the procurement of raw materials, which is the most competitive aspect of the Company business.

Management believes that the most competitive aspect of the Company's business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers.  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  In addition, the Company has seen an increase in the use of restaurant grease in the production of biodiesel, which has increased competition for the collection of used cooking oil.  Furthermore, the general performance of the U.S. economy, declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets has had a negative impact on the Company's raw material volume, such as through the forced closure of certain of the Company’s raw material suppliers.  A significant decrease in available raw materials or a closure of a raw material supplier could materially and adversely affect the Company's business and results of operations, including the carrying value of the Company's assets.

The rendering and restaurant services industry is highly fragmented and very competitive.  The Company competes with other rendering and restaurant services businesses and alternative methods of disposal of animal processing by-products, bakery waste processing and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal.  See Item 1, "Competition." In addition, restaurants experience theft of used cooking oil.  Depending on market conditions, the Company either charges a collection fee to offset a portion of the cost incurred in collecting raw material or will pay for the raw material.  To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company's collection fees being deemed too expensive or otherwise, the Company's raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company's business and results of operations.

A majority of Darling's volume of rendering raw materials and all of Griffin's poultry rendering and bakery feed raw materials are acquired on a "formula basis," which in most cases is set forth in contracts with the Company's suppliers, generally with multi-year terms.  These "formulas" allow the Company to manage the risk associated with decreases in commodity prices by adjusting the Company's costs of materials based on changes in the price of the Company's finished products, while also permitting the Company, in certain cases, to benefit from increases in commodity prices.  The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between the Company and the Company's suppliers of the costs and benefits from movements in commodity prices.  Changes to these formulas or the inability to renew such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is highly dependent on natural gas and diesel fuel.

The Company's operations are highly dependent on the use of natural gas and diesel fuel.  The Company consumes significant volumes of natural gas to operate boilers in the Company's plants, which generates steam to heat raw material.  Natural gas prices represent a significant cost of facility operations included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate the Company’s fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Although prices for natural gas and diesel fuel remained relatively low during 2010 as compared to recent history, these prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company's operating results.  Although the Company continually manages these costs and hedges the Company's exposure to changes in fuel prices through the Company's formula pricing and derivatives, a material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company's business, financial condition and results of operations.

A significant percentage of the Company's revenue is attributable to a limited number of suppliers and customers.

In fiscal 2010, Darling's top ten customers for finished products accounted for approximately 26% of product sales.  In addition, its top ten raw material suppliers accounted for approximately 23% of its raw material supply in the same period.  A disruption to, termination of, or modifications to the Company's relationships with any of the Company's significant suppliers or customers could cause the Company's businesses to suffer significant financial losses and could have a material adverse impact on the Company's business, earnings, financial condition and/or cash flows.

Certain of the Company's operating facilities are highly dependent upon a single or a few suppliers.

Certain of the Company's rendering facilities are highly dependent on one or a few suppliers.  Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty or otherwise cease using the Company’s collection services, these operating facilities may be materially and adversely affected, which could materially and adversely affect the Company’s business, earnings, financial condition and/or cash flows.

The Company's efforts to combine Darling's business and Griffin’s business may not be successful.

The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken.  The Company's management will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of Darling's business and the business of Griffin, which may decrease the time it will have to serve existing customers, attract new customers and develop new services or strategies.  Although Darling expects that Griffin's business will operate to a significant extent on an independent basis and that it will not require significant integration going forward for the Company to continue the operations of Griffin's business, this may not prove to be the case.  The size and complexity of Griffin's business and the process of using Darling's existing common support functions and systems to manage Griffin's business after the Merger, if not managed successfully by the Company's management, may result in interruptions in the Company's business activities, a decrease in the quality of the Company's services, a deterioration in the Company's employee and customer relationships, increased costs of integration and harm to the Company's reputation, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not realize the growth opportunities and cost synergies that the Company anticipated from the Merger.

The benefits that the Company expects to achieve as a result of the Merger will depend, in part, on the Company's ability to realize anticipated growth opportunities and cost synergies.  The Company's success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Darling's and Griffin's businesses and operations and the adoption of the Company's respective best practices.  Even if the Company is able to integrate Darling's and Griffin's businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that the Company currently expects from this integration within the anticipated time frame or at all.  For example, the combined company may be unable to eliminate duplicative costs.  Moreover, the combined company may incur substantial expenses in connection with the integration of Darling's and Griffin's businesses and operations.  While the Company anticipates that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates.  Accordingly, the benefits from the Merger may be offset by unanticipated costs incurred or unanticipated delays in integrating the companies.

The Company's business may be affected by energy policies of U.S. and foreign governments.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007 on February 3, 2010, the EPA finalized regulations for the National Renewable Fuel Standard Program ("RFS2").  The regulation mandates that transportation fuels used domestically consist of biomass-based diesel (biodiesel or renewable diesel) of 1.15 billion gallons in 2010, 0.8 billion gallons in 2011 and 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022 and such amount is subject to increase by the EPA Administrator.  Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a "renewable fuel" each type of fuel from each type of feed stock is required to lower greenhouse gas emissions ("GHG") by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company's finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions.  Programs like RFS2 and tax credits for bio-fuels both in the United States and abroad may positively impact the demand for the Company's finished products.  Accordingly, changes to, a failure to enforce or discontinuing any of these programs could have a negative impact on the Company's business and results of operations.

The Company may incur material costs and liabilities in complying with government regulations.

The Company is subject to the rules and regulations of various federal, state and local governmental agencies.  Material rules and regulations and the applicable agencies include:

•	The FDA, which regulates food and feed safety;

•	The USDA, including its agencies APHIS and FSIS, which regulates collection and production methods:

•	The EPA, which regulates air and water discharge requirements, as well as local and state agencies, which monitor air and water discharges;

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality;

•	The USDOT, as well as local and state transportation agencies, which regulate the operation of the Company’s commercial vehicles;

•	The Occupational Safety and Health Administration, which is the main federal agency charged with the enforcement of safety and health legislation; and

•	The SEC, which regulates securities and information required in annual and quarterly reports filed by publically traded companies.

The applicable rules and regulations promulgated by these agencies may influence the Company's operating results at one or more facilities.  Furthermore, the loss of or failure to obtain necessary federal, state or local permits and registrations at one or more of the Company's facilities could halt or curtail operations at impacted facilities, which could adversely affect the Company's operating results.  The Company's failure to comply with applicable rules and regulations could subject the Company to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and (iii) adverse publicity.  There can be no assurance that the Company will not incur material costs and liabilities in connection with these rules and regulations.

Seasonal factors and weather can impact the quality and volume of raw materials that the Company processes.

The quantity of raw materials available to the Company is impacted by seasonal factors, including holidays, when raw material volume declines, and cold weather, which can impact the collection of raw material.  In addition, warm weather can adversely affect the quality of raw material processed and the Company's yield on production due to more rapidly degrading raw materials.  The quality and volume of finished product that the Company is able to produce could be negatively impacted by unseasonable weather or unexpected declines in the volume of raw material available during holidays, which in turn could have a material adverse impact on the Company's business, results of operations and financial condition.

Downturns and volatility in global economies and commodity and credit markets could materially adversely affect the Company's business and results of operations.

The Company's results of operations are materially affected by the state of the global economies and conditions in the credit, commodities and stock markets.  Among other things, the Company may be adversely impacted if the Company's domestic and international customers and suppliers are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels.  A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both the Company's suppliers and customers.  Declining discretionary consumer spending or the loss or impairment of a meaningful number of the Company's suppliers or customers could lead to a dislocation in either raw material availability or customer demand.  Tightened credit supply could negatively affect the Company's customers' ability to pay for the Company’s products on a timely basis or at all and could result in a requirement for additional bad debt reserves.  Although many of the Company's customer contracts are formula-based, continued volatility in the commodities markets could negatively impact the Company's revenues and overall profits.  Counterparty risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished product due to market price declines.  In addition, a lender in the Company's credit facilities may be unable to fund its portion of the commitment, the impact of which could materially affect the Company's financial condition.

The Company's business may be affected by the impact of BSE and other food safety issues.

Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the "BSE Feed Rule") to prevent further spread of BSE, commonly referred to as "mad cow disease."  Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers.  Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE ("Enhanced BSE Rule").  These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals.  In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals ("Prohibited Cattle Materials"). Tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities cannot be fed to any animal.  The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations.  Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA continues to implement the Enhanced BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Enhanced BSE Rule will have a significant impact on the Company operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company's implementation of and compliance with the Enhanced BSE Rule will not negatively impact the Company’s operations and financial performance.

With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the "Act") was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients.  The Act directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued "Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance."  Stakeholder comments and questions about the Reportable Food Registry that were submitted to the docket or during public meetings were incorporated into a second draft guidance ("RFR Draft Guidance"), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.  On July 27, 2010, the FDA released "Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance" ("Draft CPG"), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Draft CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the Act will have a significant impact on the Company’s operations or financial performance.  Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

In addition, on January 4, 2011, President Barack Obama signed the Food Safety Modernization Act ("FSMA") into law.  As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  In addition, the FSMA requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms; requires registered facilities to perform hazard analyses and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increases the length of time that records are required to be retained; and regulate the sanitary transportation of food. Such new food safety provisions will require new FDA rulemaking and increased federal appropriations before the provisions can be implemented.  The Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such legislation could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

The Company’s business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of 2009 H1N1 flu (initially known as "Swine Flu") in North America during the spring of 2009 was initially linked to hogs even though hogs have not been determined to be the source of the outbreak in humans.  The 2009 H1N1 flu has since spread to affect the human populations in countries throughout the world, although as of the date of this report its severity is similar to seasonal flu and it has had little impact on hog production.  The occurrence of H1N1 or any other disease that is correctly or incorrectly linked to animals and which has a negative impact on meat or poultry consumption or animal production could have a negative impact on the volume of raw materials available to the Company or the demand for the Company’s finished products. Another such animal disease is avian influenza ("H5N1"), or Bird Flu, which is a highly contagious disease affecting chickens and other poultry species throughout Asia and Europe.  The H5N1 strain is highly pathogenic, which has caused concern that a pandemic could occur if the disease migrates from birds to humans.  This highly pathogenic strain has not been detected in North or South America as of the date of this report, but low pathogenic strains that are not a threat to human health have occurred in the United States and Canada in recent years.  The USDA has developed safeguards to protect the U.S. poultry industry from H5N1.  These safeguards are based on import restrictions, disease surveillance and a response plan for isolating and depopulating infected flocks if the disease is detected.  Notwithstanding these safeguards, any significant outbreak of Bird Flu in the United States could have a material negative impact on the Company’s business by reducing demand for MBM and reducing the availability of poultry by-products.

The emergence of these types of diseases that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic.  Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected.  The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company’s finished products.

If the Company or the Company's customers are the subject of product liability claims or product recalls, the Company may incur significant and unexpected costs and the Company's business reputation could be adversely affected.

The Company and its customers for whom the Company manufactures products may be exposed to product liability claims and adverse public relations if consumption or use of the Company's products is alleged to cause injury or illness to humans or animals.  In addition, the Company and its customers may be subject to product recalls resulting from developments relating to the discovery of unauthorized adulterations to food additives.  The Company's insurance may not be adequate to cover all liabilities the Company incurs in connection with product liability claims or product recalls.  The Company may not be able to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product liability judgment against the Company or against one of its customers for whom the Company manufactures products, or the Company's or their agreement to settle a product liability claim or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow.  In addition, even if product liability claims against the Company or its customers for whom the Company manufactures products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating the Company's business and may result in adverse publicity.

Product liability claims, product recalls or any other events that cause consumers to no longer associate the Company's brands or those of the Company's customers for whom the Company manufactures products with high quality and safety, may hurt the value of the Company's and the Company's customers' brands and lead to decreased demand for the Company's products.  In addition, as a result of any such claims against the Company or product recalls, the Company may be exposed to claims by the Company's customers for damage to their reputations and brands.  Product liability claims and product recalls may also lead to increased scrutiny by federal and state regulatory agencies of the Company's operations and could have a material adverse effect on the Company's brands, business, results of operations and financial condition.

The Company's operations are subject to various laws, rules and regulations relating to the protection of the environment and to health and safety, and the Company could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages.

The Company's operations subject the Company to various and increasingly stringent federal, state, and local environmental, health and safety requirements, including those governing air emissions, wastewater discharges, the management, storage and disposal of materials in connection with the Company’s facilities and the Company’s handling of hazardous materials and wastes, such as gasoline and diesel fuel used by the Company's trucking fleet and operations.  Failure to comply with these requirements could have significant consequences, including penalties, claims for personal injury and property and natural resource damages, and negative publicity.  The Company's operations require the control of air emissions and odor and the treatment and discharge of wastewater to municipal sewer systems and the environment.  The Company operates boilers at many of the Company's facilities and stores wastewater in lagoons or discharges it to publicly owned wastewater treatment systems, surface waters or through land application.  The Company operates and maintains a vehicle fleet to transport products to and from customer locations.  The Company has incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and will continue to incur such costs in the future.  The Company could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages.  The Company owns or operates numerous properties, has been in business for many years and has acquired and disposed of properties and businesses.  During that time, the Company or other owners or operators may have generated or disposed of wastes that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around the Company's facilities.  Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or Superfund, and similar state statutes, responsibility for the cost of cleanup of a contaminated site can be imposed upon any current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination.  There can be no assurance that the Company will not face extensive costs or penalties that would have a material adverse effect on the Company's financial condition and results of operations.  For example, the Company has been named as a third-party defendant in a lawsuit pending in the Tierra/Maxus Litigation (as defined herein) and has received notice from the EPA with respect to alleged contamination in the Lower Passaic River area.  Future developments, such as more aggressive enforcement policies, new laws or discoveries of unknown conditions, may also require expenditures that may have a material adverse effect on the Company’s business and financial condition.

In addition, increasing efforts to control emissions of greenhouse gases, or GHG, are likely to impact the Company's operations.  The EPA’s recent rule establishing mandatory GHG reporting for certain activities may apply to some of the Company's facilities if the Company exceeds the applicable thresholds.  The EPA has also announced a finding relating to GHG emissions that may result in promulgation of GHG air quality standards.  Legislation to regulate GHG emissions has been proposed in the U.S. Congress and a growing number of states are taking action to require reductions in GHG emissions.  Future GHG emissions limits may require the Company to incur additional capital and operational expenditures.  EPA regulations limiting exhaust emissions also became more restrictive in 2010, and on October 25, 2010, the National Highway Traffic Safety Administration and the EPA proposed new regulations that would govern fuel efficiency and GHG emissions beginning in 2014.  Compliance with such regulations could increase the cost of new fleet vehicles and increase the Company's operating expenses.  Compliance with future GHG regulations may require expenditures that could affect the Company’s results of operations.

The Company's success is dependent on its key personnel.

The Company's success depends to a significant extent upon a number of key employees, including members of senior management.  The loss of the services of one or more of these key employees could have a material adverse effect on the Company's results of operations and prospects.  The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for these types of skilled personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain these personnel could materially adversely affect the Company's business and results of operations.

In certain markets the Company is highly dependent upon a single operating facility and various events beyond the Company's control can cause interruption in the operation of the Company's facilities, which could adversely affect its business in those markets.

        The Company's facilities are subject to various federal, state and local environmental and other permitting requirements, depending on their locations.  Periodically, these permits may be reviewed and subject to amendment or withdrawal.  Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown involving one of the Company's facilities, in a majority of the Company's markets it would utilize a nearby operating facility to continue to serve its customers.  In certain markets, however, the Company does not have alternate operating facilities.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown in these markets, the Company may experience an interruption in its ability to service its customers and to procure raw materials.  This may materially and adversely affect the Company's business and results of operations in those markets.  In addition, after an operating facility affected by a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company's services.
The renewable diesel joint venture with Valero will subject the Company to a number of risks.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into the JV Agreement with a wholly-owned subsidiary of Valero to form the Joint Venture.  The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the Facility, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture intends to construct the Facility under an engineering, procurement and construction contract ("EPC Contract") that will fix the Company's maximum economic exposure for the cost of the Facility.  On January 20, 2011, the U.S. Department of Energy ("DOE") offered to the Joint Venture a conditional commitment to issue an approximately $241 million loan guarantee (the "DOE Guarantee") under the Energy Policy Act of 2005 to support the construction of the Facility.  Each of Darling and Valero will be required, as a condition to the DOE Guarantee, to guarantee the completion of the Facility on a several (but not joint and several) basis; however, the Company's obligations under the completion guarantee will be terminated if Congress repeals the biomass-based diesel mandate under RSF2 in its entirety.  Through equity investments into the Joint Venture, each of Darling and Valero are committed to contributing approximately $93.2 million (the "Equity Commitment") of the estimated aggregate costs of approximately $427.0 million for the completion of the Facility.  The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed.  As part of the terms and conditions of the DOE Guarantee, until the Company's Equity Commitment has been paid in full or repayment of the DOE Guarantee, the Company has to commit to, among other things, a sponsor completion guarantee covering certain costs of the construction of the Facility and the Company must maintain a cash balance of approximately $27 million (less the pro rata portion of the Company's Equity Commitment made prior to such date) in a segregated financial account, the proceeds of which will be used solely to fund the Company's Equity Commitment required under the DOE Guarantee and its related documentation.  The Company’s funds on deposit in such segregated financial account cannot at any time be lower than the initial funding less one third of the portion of the Equity Commitment that the Company has made.  The Company will not have access to those funds for any other part of the Company’s business.  In addition to the segregated financial account requirement, the Company will be required to maintain, on each business day, average availability under a debt facility and in cash and/or cash equivalents (including any amounts in the segregated financial account) sufficient to fund the full amount of the Company's remaining Equity Commitment required under the DOE Guarantee and its related documentation.  As a result of the requirements that the Company maintains a minimum cash balance in a segregated financial account and certain availability under a debt facility to cover the Company’s Equity Commitment, such committed funds will not be available to the Company for other purposes, including other business opportunities, development costs for other projects, working capital and general corporate needs.  The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility.  Further, the Company will have to grant a security interest in substantially all of the assets of the Joint Venture, including providing a pledge of all of the Company's equity interests in the Joint Venture, for the benefit of the DOE until the loan guaranteed by the DOE Guarantee has been paid in full and the DOE Guarantee has terminated in accordance with its terms.

The Company may not be able to construct the Facility on acceptable terms or at all.  If the Company commences construction of the Facility, the Joint Venture will require investment of significant financial resources and may require the Company to obtain additional equity financing or require the Company to incur additional indebtedness.  There is no guarantee that the Facility will be constructed in a timely manner or at all.  Further, while the two principal technologies to be licensed for the Joint Venture are established technologies, their use together in the manner currently contemplated for the Joint Venture is innovative and has not been previously employed.  If the Facility is completed, there is no guarantee that the Joint Venture will be profitable or allow the Company to make a return on the Company’s investment, and the Company may lose the Company's entire investment including any payments made under any of the Company’s guarantees.

Further, the Congress that is currently in session is under great pressure to employ significant federal budget cuts during 2011.  Certain members of Congress have suggested that the DOE’s funding of guaranties to support construction of alternative fuel facilities should be eliminated.  If the DOE funding program is eliminated prior to entry by the Joint Venture and the DOE into definitive documentation, the Joint Venture would be forced to turn to alternative funding sources to build the Facility.  Such funding may not be available at all, or may be available at costs that are not commercially reasonable.  The Company can offer no assurance that the Joint Venture will be able to obtain funding for the construction of the Facility at a reasonable cost, or at all.

The Joint Venture is dependent on governmental energy policies and programs, such as RFS2, which positively impact the demand for and price of renewable diesel.  Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse affect on the Joint Venture.  See "Risk Factors—The Company's business may be affected by energy policies of U.S. and foreign governments."  Similarly, the Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies to be used by the Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse affect on the Joint Venture.

In addition, the commencement and operation of a joint venture such as this involve a number of risks that could harm the Company’s business and result in the Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•	the breakdown or failure of equipment or processes;

•	the failure of the end product to perform as anticipated;

•	unforeseen engineering and environmental issues;

•	the inaccuracy of the Company's assumptions about the timing and amount of anticipated costs and revenues;

•	the diversion of management time and resources;

•	obtaining permits and other regulatory issues, license revocation and changes in legal requirements;

•	insufficient experience with the technologies and markets involved;

•	difficulties in establishing relationships with suppliers and end user customers;

•	unanticipated cost overruns;

•	risks commonly associated with the start-up of "greenfield" projects;

•	performance below expected levels of output or efficiency;

•	reliance on Valero and its adjacent refinery facility for many services and processes;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	being bought out and not realizing the benefits of the Joint Venture.

If any of these risks described above were to materialize and the operations of the Joint Venture were significantly disrupted, this could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's substantial level of indebtedness as a result of the Merger may adversely affect the Company's ability to operate its business, remain in compliance with debt covenants, react to changes in the economy or its industry and make payments on its indebtedness.

    As of January 1, 2011, the Company had total indebtedness of approximately $710.0 million, consisting of $250.0 million of 8.5% Senior Notes due 2018 (the "Senior Unsecured Notes") and $460.0 million of revolving and term loan borrowings and undrawn commitments available for additional borrowings under the Company's senior secured credit facilities (the "Senior Secured Credit Facilities"), entered into on December 17, 2010 to fund, among other things, a portion of the consideration for the acquisition of Griffin, of $141.6 million (after giving effect to $23.4 million of outstanding letters of credit).  In February 2011, the Company repaid an aggregate of $300.0 million of indebtedness issued under its Senior Secured Credit Facilities.  The remaining level of indebtedness will require the Company to devote a material portion of the Company's cash flow to the Company's debt service obligations.  The Company's level of indebtedness could have important consequences, including the following:

•
a substantial portion of the Company's cash flows from operations will be dedicated to the payment of principal and interest on the Company's indebtedness and will not be available for other purposes, including investment in the Company's operations, future business opportunities or strategic acquisitions, capital expenditures and other general corporate purposes;

•	it may limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	the Company may be more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage;

•	it could make the Company more vulnerable to downturns in general economic or industry conditions or in the Company's business;

•
it may limit, along with the financial and other restrictive covenants in the agreements governing the Company's indebtedness, the Company's ability in the future to obtain financing, the Company's ability to refinance any of its indebtedness, or the Company's ability to dispose of assets or borrow money for its working capital requirements, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes on commercially reasonable terms or at all; and

•	it may make it more difficult for the Company to satisfy its obligations with respect to its indebtedness.

Despite the Company's existing indebtedness, the Company may still incur more debt, which could exacerbate the risks described above.

The Company may be able to incur substantial additional indebtedness in the future.  Although the agreements governing the Company's indebtedness, including, without limitation, the agreements governing the Company's Senior Secured Credit Facilities, will limit the Company's ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial.  To the extent that the Company incurs additional indebtedness, the risks associated with the Company's leverage described above, including the Company's possible inability to service its debt, would increase.

The Company could incur a material weakness in the Company's internal control over financial reporting that would require remediation.

The Company's disclosure controls and procedures were deemed to be effective in fiscal 2010.  However, any future failures to maintain the effectiveness of the Company's disclosure controls and procedures, including the Company's internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of its public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to meet its regulatory reporting obligations in a timely manner.  The ongoing integration of the operations of Griffin following the Merger could create additional risks to the Company's disclosure controls, including the Company’s internal controls over financial reporting.

An impairment in the carrying value of the Company's goodwill or other intangible assets may have a material adverse effect on the Company's results of operations.

As of January 1, 2011, the Company has approximately $376.3 million of goodwill.  The Company is required to annually test goodwill to determine if impairment has occurred.  Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred.  If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made.  The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or changes in competition.  Changes in these factors, or changes in actual performance compared with estimates of the Company's future performance, may affect the fair value of goodwill, which may result in an impairment charge.  The Company cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill become impaired, there may be a materially adverse effect on the Company's results of operations.

The Company may be subject to work stoppages at its operating facilities which could cause interruptions in the manufacturing of the Company's products.

While the Company has no national or multi-plant union contracts, approximately 44% of Darling's employees are covered by multiple collective bargaining agreements.  None of Griffin's employees are covered by collective bargaining agreements.  Labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs.  Darling's collective bargaining agreements expire at varying times over the next five years.  There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company.  If the Company's unionized workers were to engage in a strike, work stoppage or other slowdown in the future, the Company could experience a significant disruption of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Litigation may materially adversely affect the Company's businesses, financial condition and results of operations.

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of our business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company's processing facilities.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant and any future litigation may divert the attention of management away from the Company's strategic objectives.  There may also be adverse publicity associated with litigation that may decrease customer confidence in the Company’s business, regardless of whether the allegations are valid or whether we are ultimately found liable.  As a result, litigation may have a material adverse effect on the Company's business, financial condition and results of operations.

Certain multi-employer defined benefit pension plans to which the Company contributes are under-funded.

The Company contributes to several multi-employer defined benefit pension plans pursuant to obligations under collective bargaining agreements covering union-represented employees.  The Company does not manage these multi-employer plans.  Based upon the most currently available information from plan administrators, some of which is more than a year old, the Company believes that some of these multi-employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the Pension Protection Act, which was enacted in August 2006 and went into effect in January 2008, requires under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding.  As a result, the Company's required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, the Company’s voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan to which the Company contributes would require the Company to make payments to the plan for the Company’s proportionate share of such multi-employer plan’s unfunded vested liabilities.  Also, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service ("IRS") may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan.  Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact the Company’s liquidity and results of operations.

If the number or severity of claims for which the Company is self-insured increases, if the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company's recorded liabilities, if the Company's insurance premiums increase, or if the Company is unable to obtain insurance at acceptable rates or at all, the Company's financial condition and results of operations may be materially adversely affected.

The Company's workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company develops bi-yearly and records quarterly an estimate of the Company's projected insurance-related liabilities.  The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions.  Any actuarial projection of losses is subject to a degree of variability.  If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s original assessments, the Company's financial condition and results of operations may be materially adversely affected.  In addition, in the future the Company's insurance premiums may increase and the Company may not be able to obtain similar levels of insurance on reasonable terms or at all.  Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.

The Company regularly reviews potential acquisitions of complementary businesses, services or products.  However, the Company may be unable to identify suitable acquisition candidates in the future.  Even if the Company identifies appropriate acquisition candidates, the Company may be unable to complete such acquisitions on favorable terms, if at all.  In addition, the process of integrating an acquired business, service or product into the Company's existing business and operations may result in unforeseen operating difficulties and expenditures.  Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of the Company's business.  Moreover, the Company may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results.  Future acquisitions could also require the Company to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm the Company's business.

Terrorist attacks or acts of war may cause damage or disruption to the Company and the Company's employees, facilities, information systems, security systems, suppliers and customers, which could significantly impact the Company's net sales, costs and expenses and financial condition.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which the Company operates, the Company's business operations, the Company's expectations and other forward-looking statements contained in this report.  The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties.  The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing war in Afghanistan, may cause greater uncertainty and cause the Company's business to suffer in ways that cannot currently be predicted.  Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact the Company's facilities or those of the Company's suppliers or customers could have an impact on the Company's sales, supply chain, production capability and costs and the Company's ability to deliver its finished products.

If the Company experiences difficulties or a significant disruption in the Company's information systems or if the Company fails to implement new systems and software successfully, the Company's business could be materially adversely affected.

The Company depends on information systems throughout the Company's business to process incoming customer orders and outgoing supplier orders, manage inventory, collect raw materials and distribute products, process and bill shipments to and collect cash from the Company's customers, respond to customer and supplier inquiries, contribute to the Company's overall internal control processes, maintain records of the Company's property, plant and equipment, and record and pay amounts due vendors and other creditors.

If the Company were to experience a disruption in its information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on the Company's business, financial condition and results of operations.  The Company may also encounter difficulties in developing new systems or maintaining and upgrading existing systems.  Such difficulties may lead to significant expenses or losses due to disruption in business operations, loss of sales or profits, or cause the Company to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on the Company's results of operations.

The Company's products may infringe the intellectual property rights of others, which may cause the Company to incur unexpected costs or prevent the Company from selling its products.

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers the Company's intellectual property to be of material value.  The Company has in the past and may in the future be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by the Company or its customers.  Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of the Company's management.  Moreover, should the Company be found liable for infringement, the Company may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products.  Any of the foregoing could cause the Company to incur significant costs and prevent the Company from manufacturing or selling its products.

The recently enacted legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits required to be provided by the Company and cause the Company's compensation costs to increase, potentially reducing the Company's net income and adversely affecting its cash flows.

The recently enacted healthcare legislation and proposed amendments thereto contain provisions that could materially impact the Company's future healthcare costs.  While the legislation's ultimate impact is not yet known, it is possible that these changes could significantly increase the Company's compensation costs, which would reduce the Company's net income and adversely affect its cash flows.

The market value of the Company's common stock has been and may continue to be volatile.

The market price of the Company's common stock has been subject to volatility and, in the future, the market price of the Company's common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company's control.  Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of the Company’s common stock.  In addition to the risk factors discussed in this report, the price and volume volatility of the Company’s common stock may be affected by:

•	actual or anticipated fluctuations in commodities prices;

•	actual or anticipated variations in the Company's results;

•	the Company's earnings releases and financial performance;

•	changes in financial estimates or buy/sell recommendations by securities analysts;

•	the integration of Griffin's business, the effect of the Merger on the Company's business going forward and the Company's ability to realize growth opportunities as a result therefrom;

•	the Company's ability to repay its debt;

•	the Company's access to financial and capital markets to refinance its debt or its ability to repay indebtedness under the Company's Senior Secured Credit Facilities and its Senior Unsecured Notes;

•	the effect of future sales of substantial amounts of the Company's common stock;

•	performance of the Company's joint venture investments;

•	the Company’s dividend policy;

•	market conditions in the industry and the general state of the securities markets;

•	investor perceptions of the Company and the industry and markets in which it operates;

•	governmental legislation or regulation;

•	currency and exchange rate fluctuations; and

•	general economic and market conditions, such as recessions or significant inflation.

Future sales of the Company's common stock or the issuance of other equity may adversely affect the market price of the Company's common stock.

The Company is not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  The issuance of additional shares of the Company's common stock or convertible securities, including the Company's outstanding options, or otherwise, will dilute the ownership interest of the Company's common stockholders.

Sales of a substantial number of shares of the Company's common stock or other equity-related securities in the public market could depress the market price of the Company's common stock and impair the Company's ability to raise capital through the sale of additional equity securities.  The Company cannot predict the effect that future sales of the Company's common stock or other equity-related securities would have on the market price of the Company's common stock.

The Company's common stock is an equity security and is subordinate to the Company's existing and future indebtedness.

The Company's common stock is an equity interest and does not constitute indebtedness.  As such, shares of common stock rank junior to all of the Company's indebtedness and to other non-equity claims on the Company and the Company’s assets available to satisfy claims on the Company, including claims in a bankruptcy, liquidation or similar proceeding.  The Company’s existing indebtedness restricts, and future indebtedness may restrict, payment of dividends on its common stock.

Unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common stock, (i) dividends are payable only when and if declared by the Company's board of directors or a duly authorized committee of the board and (ii) as a corporation, the Company is restricted to only making dividend payments and redemption payments out of legally available assets.  Further, the common stock places no restrictions on the Company's business or operations or on the Company’s ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

In addition, any of the Company's rights (including the rights of the holders of the Company's common stock) to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary's creditors (except to the extent the Company may itself be a creditor of that subsidiary), including that subsidiary’s trade creditors and the Company's creditors who have obtained or may obtain guarantees from the subsidiaries.  As a result, the Company's common stock is subordinated to the Company and the Company's subsidiaries' obligations and liabilities, which currently include borrowings under the Company's Senior Secured Credit Facilities and the Company's Senior Unsecured Notes.

The Company's ability to pay any dividends on its common stock may be limited.

The Company has not paid any dividends on its common stock since January 3, 1989.  The Company's current financing arrangements permit the Company to pay cash dividends on the Company’s common stock within limitations defined by the terms of the Company's existing indebtedness, including the Company's Senior Secured Credit Facilities, Senior Unsecured Notes and any indentures or other financing arrangements that the Company enters into in the future.  For example, the agreements governing the Company's Senior Secured Credit Facilities restrict the Company's ability to make payments of dividends in cash if certain coverage ratios are not met.  Even if such coverage ratios are met in the future, any determination to pay cash dividends on the Company's common stock will be at the discretion of the Company’s board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of the Company's financing arrangements, provisions of applicable law and any other factors that the Company's board of directors determines are relevant at that point in time.

The issuance of shares of preferred stock could adversely affect holders of common stock, which may negatively impact an investment in the Company’s common stock.

The Company's board of directors is authorized to cause the Company to issue classes or series of preferred stock without any action on the part of the Company's stockholders.  The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred shares that may be issued, including the designation, preferences, limitations and relative rights over the common stock with respect to dividends or upon the liquidation, dissolution or winding up of the Company's business and other terms.  If the Company issues preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if the Company issues preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the Company's common stock or the market price of the common stock could be adversely affected.  As of the date of this filing, the Company has no outstanding shares of preferred stock but the Company has available for issuance 1,000,000 authorized but unissued shares of preferred stock.

ITEM 1.B	UNRESOLVED STAFF COMMENTS

             None.

ITEM 2.	PROPERTIES

       The Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, in an office facility where the Company leases approximately 31,000 square feet.  The Company also maintains regional offices in Cold Spring, Kentucky and Des Moines, Iowa.

As of January 1, 2011, the Company operates over 125 processing and transfer facilities including the processing locations listed below.  All of the processing facilities are owned except for ten leased facilities and the Company owns or leases over 60 transfer stations in the U.S., some of which also process yellow grease and trap.  These transfer stations serve as collection points for routing raw material to the processing facilities set forth below.  Some locations service a single business segment while others service more than one business segment.  The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION

Combined Rendering and Restaurant Services Business Segments
Bastrop, TX	Rendering/Yellow Grease
Bellevue, NE	Rendering/Yellow Grease
Berlin, WI	Rendering/Yellow Grease
Blue Earth, MN	Rendering/Yellow Grease
Boise, ID	Rendering/Yellow Grease
Butler, KY	Rendering/Yellow Grease
Clinton, IA	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Columbus, IN	Rendering/Yellow Grease
Dallas, TX	Rendering/Yellow Grease
Denver, CO	Rendering/Yellow Grease
Des Moines, IA	Rendering/Yellow Grease
Detroit, MI	Rendering/Yellow Grease/Trap
East Dublin, GA	Rendering/Yellow Grease
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Ellenwood, GA	Rendering/Yellow Grease
Fresno, CA	Rendering/Yellow Grease
Houston, TX	Rendering/Yellow Grease/Trap
Jackson, MS	Rendering/Yellow Grease
Kansas City, KS	Rendering/Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Mason City, IL	Rendering/Yellow Grease
Newark, NJ	Rendering/Yellow Grease/Trap
Newberry, IN	Rendering/Yellow Grease
Russellville, KY	Rendering/Yellow Grease
San Francisco, CA (1)	Rendering/Yellow Grease/Trap
Sioux City, IA	Rendering/Yellow Grease
Starke, FL	Rendering/Yellow Grease
Tacoma, WA (1)	Rendering/Yellow Grease/Trap
Tampa, FL	Rendering/Yellow Grease
Turlock, CA	Rendering/Yellow Grease
Union City, TN	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease
Wichita, KS	Rendering/Yellow Grease/Trap

Rendering Business Segment
Cincinnati, OH	Hides
Denver, CO	Edible Meat and Tallow
Fairfax, MO	Protein Blending
Grand Island, NE (1)	Pet Food
Henderson, KY	Fertilizer Blending
Kansas City, KS	Protein Blending
Kansas City, MO	Hides
Kendallville, IN	Specialty Rendering
Lexington, NE	Rendering & Protein Blending
Lynn Center, IL	Protein Blending
Omaha, NE (2)	Rendering
Omaha, NE	Protein Blending
Omaha, NE (2)	Technical Tallow
Quincy, FL	Hides

Restaurant Services Business Segment
Alma, GA	Yellow Grease/Trap
Calhoun, GA	Yellow Grease/Trap
Chicago, IL	Yellow Grease/Trap
Cleveland, OH	Yellow Grease/Trap
Ft. Lauderdale, FL (2)	Yellow Grease/Trap
Holden, LA	Yellow Grease/Trap
Indianapolis, IN	Yellow Grease/Trap
Little Rock, AK	Yellow Grease/Trap
No. Las Vegas, NV	Yellow Grease/Trap
San Diego, CA (1)	Trap
Santa Ana, CA (1)	Trap
Smyrna, GA	Trap
Tampa, FL (2)	Yellow Grease/Trap

Bakery Feed Segment
Albertville, AL (1)	Bakery Feed
Butler, KY (1)	Bakery Feed
Doswell, VA	Bakery Feed/Yellow Grease
Henderson, KY (1)	Bakery Feed
Honey Brook, PA	Bakery Feed
Marshville, NC	Bakery Feed/Yellow Grease
Memphis, TN (1)	Bakery Feed
North Baltimore, OH	Bakery Feed
Watts, OK (1)	Bakery Feed/Yellow Grease

Other
Butler, KY	Biodiesel

(1)      Property is leased.  Rent expense for these leased properties was $1.0 million in the aggregate in fiscal 2010.

(2)      Property location ceased operations in January 2011.  All raw materials that were processed by this plant are now processed by another Company facility.

Substantially all assets of the Company, including real property, are either pledged or mortgaged as collateral for borrowings under the Company's Senior Secured Credit Facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company's processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 1, 2011 and January 2, 2010, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $28.2 million and $15.6 million, respectively.  The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area.  The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the "Tierra/Maxus Litigation").  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. ("Tierra") and Maxus Energy Corporation ("Maxus"), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously.  Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey.  In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site.  As of the date of this report, the Company has not agreed to participate in the funding group.  The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position or results of operation.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DAR".  The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the Company's common stock as reported on the NYSE.

Market Price
Fiscal Quarter	High	Low
2010:
First Quarter	$ 9.13	$ 7.48
Second Quarter	$ 9.69	$ 7.25
Third Quarter	$ 8.59	$ 7.02
Fourth Quarter	$ 13.59	$ 8.31
2009:
First Quarter	$ 6.39	$ 2.94
Second Quarter	$ 8.24	$ 4.14
Third Quarter	$ 8.13	$ 6.33
Fourth Quarter	$ 8.39	$ 6.80

On February 23, 2011, the closing sales price of the Company's common stock on the NYSE was $13.91.  The Company has been notified by its stock transfer agent that as of February 23, 2011, there were 176 holders of record of the common stock.

        The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2011.  The agreements underlying the Company's Senior Secured  Credit Facilities and Senior Unsecured Notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the CS-Agribusiness Index for the period from December 31, 2005 to January 1, 2011, assuming the investment of $100 on December 31, 2005 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

400
350
300
250
200
150
100
50
0
334.51
294.46
211.08
149.37
139.55
163.14
157.47
140.57
141.90
122.85
130.09
122.26
137.37
124.46
117.08
118.37
117.39
114.32
100.0
98.11
78.14
December 31, 2005
December 30, 2006
December 29, 2007
January 3, 2009
January 2, 2010
January 1, 2011
Darling International Inc.
Dow Jones US Waste and Disposal Service Index
Russell 2000
CS - Agribusiness Index

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 1, 2011 with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company's security holders, and ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,397,022 (1)	$ 5.87	1,933,217
Equity compensation plans not approved by security holders	–	–	–
Total	1,397,022	$ 5.87	1,933,217

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) as approved by the Company’s stockholders.  See Note 12 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 1, 2011, January 2, 2010, and January 3, 2009, and the related notes thereto.

Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
Fifty-two Weeks Ended January 1, 2011 (l)	Fifty-two Weeks Ended January 2, 2010 (k)	Fifty-three Weeks Ended January 3, 2009 (j)	Fifty-two Weeks Ended December 29, 2007	Fifty-two Weeks Ended December 30, 2006 (i)
(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$724,909	$597,806	$807,492	$645,313	$406,990
Cost of sales and operating expenses	531,648	440,111	614,708	483,453	321,416
Selling, general and administrative expenses (a)	68,042	61,062	59,761	57,999	45,649
Depreciation and amortization	31,908	25,226	24,433	23,214	20,686
Acquisition costs	10,798	468	-	-	-
Goodwill impairment (b)	-	-	15,914	-	-

Operating income	82,513	70,939	92,676	80,647	19,239
Interest expense (c)	8,737	3,105	3,018	5,045	7,184
Other (income)/expense, net (d), (e)	3,433	955	(258)	570	4,682

Income from continuing operations before income taxes	70,343	66,879	89,916	75,032	7,373
Income tax expense	26,100	25,089	35,354	29,499	2,266
Net Income	$44,243	$41,790	$54,562	$45,533	$5,107
Basic earnings per common share (f)	$0.53	$0.51	$0.67	$0.56	$0.07
Diluted earnings per common share (f)	$0.53	$0.51	$0.66	$0.56	$0.07
Weighted average shares outstanding (f)	82,854	82,142	81,685	81,091	74,310
Diluted weighted average shares outstanding (f)	83,243	82,475	82,246	81,916	75,259

Other Financial Data:
Adjusted EBITDA (g)	$114,421	$96,165	$133,023	$103,861	$39,925
Depreciation	26,328	21,398	19,266	18,332	16,134
Amortization	5,580	3,828	5,167	4,882	4,552
Capital expenditures (h)	24,720	23,638	31,006	15,552	11,800

Balance Sheet Data:
Working capital	$30,756	$75,100	$67,446	$34,385	$17,865
Total assets	1,382,258	426,171	394,375	351,338	320,806
Current portion of long-term debt	3,009	5,009	5,000	6,250	5,004
Total long-term debt less current portion	707,030	27,539	32,500	37,500	78,000
Stockholders’ equity	464,296	284,877	236,578	200,984	151,325

(a)
Included in selling, general and administrative expenses is a loss on a legal settlement of approximately $2.2 million offset by a gain on a separate legal settlement of approximately $1.0 million in fiscal 2007.

(b)	Includes a goodwill impairment charge of $15.9 million in the fourth quarter of fiscal 2008.

(c)	Included in interest expense for fiscal 2010 is approximately $3.1 million for bank financing fees paid as a result of the acquisition of Griffin.

(d)
Included in other (income)/expense in fiscal 2010 and fiscal 2006 is a write-off of deferred loan costs of approximately $0.9 million and $2.6 million, respectively for the early termination of previous senior credit agreements.  In addition, in fiscal 2006 other (income)/expense include early retirement fees of approximately $1.9 million for the early retirement of senior subordinated notes.

(e)	Included in other (income)/expense in fiscal 2010 is a write-off of property for fire and casualty losses of approximately $1.0 million for losses incurred in plant fires at two plant locations.

(f)
The Company has prepared fiscal 2010 and fiscal 2009 earnings per share computations and retrospectively only revised the Company’s comparative prior period computations for fiscal 2008 and 2007 to include in basic and diluted earnings per share non-vested and restricted share awards considered participating securities as a result of the Company’s January 4, 2009 adoption of the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance pertaining to whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share under the two class method.

(g)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with generally accepted accounting principles (GAAP).  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision and other income/(expense).  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under U.S. GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies.

In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

 Reconciliation of Net Income to Adjusted EBITDA
(dollars in thousands)	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006

Net income	$44,243	$41,790	$54,562	$45,533	$5,107
Depreciation and amortization	31,908	25,226	24,433	23,214	20,686
Goodwill impairment	-	-	15,914	-	-
Interest expense	8,737	3,105	3,018	5,045	7,184
Income tax expense	26,100	25,089	35,354	29,499	2,266
Other, net	3,433	955	(258)	570	4,682
Adjusted EBITDA	$114,421	$96,165	$133,023	$103,861	$39,925

(h)
Excludes the capital assets acquired as part of the Merger of Griffin and from Nebraska By-Products, Inc. of approximately $243.7 million in fiscal 2010.  Excludes the capital assets acquired as part of acquiring substantially all of the assets of National By-Products, LLC ("NBP") of approximately $51.9 million in fiscal 2006 and API Recycling’s used cooking oil collection business of $3.4 million in fiscal 2008.  Also excludes the capital assets acquired in fiscal 2009 from Boca Industries, Inc. and Sanimax USA, Inc. of approximately $8.0 million.

(i)	Fiscal 2006 includes 33 weeks of contribution from the acquired NBP assets

(j)	Fiscal 2008 includes 19 weeks of contribution from the API Recycling used cooking oil collection business.

(k)
Fiscal 2009 includes 45 weeks of contribution from the acquired assets of Boca Industries, Inc. and does not include any contribution from assets acquired from Sanimax USA, Inc. as the acquisition occurred on December 31, 2009.

(l)	Fiscal 2010 includes 2 weeks of contribution from the Griffin assets and 31 weeks of contribution from the assets of Nebraska By-Products, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A of this report under the heading "Risk Factors."

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report.  During fiscal 2010, the Company was organized into two operating business segments, Rendering and Restaurant Services.  See Note 18 of Notes to Consolidated Financial Statements.

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors,  commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling.  The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal, ("MBM") and poultry meal ("PM")), tallow (primarily bleachable fancy tallow, ("BFT")), poultry grease ("PG"), yellow grease ("YG"), bakery by-product ("BBP") and hides as well as a range of branded and value-added products.  The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  All of the Company's finished products are commodities and are priced relative to competing commodities primarily corn, soybean oil and soybean meal.  Finished product prices will track as to nutritional and industry value to the ultimate customer’s use of the product.  As a result of the Merger, the Company’s year-end results for 2010 reflect 2 weeks of contribution from Griffin.  For additional information on the Company's business, see Item 1, "Business," and for additional information on the Company's segments, see Note 18 of Notes to Consolidated Financial Statements.

Fiscal 2010 will be remembered as an exceptional and transformational year for Darling International Inc.  Earnings reflect the second best year in our 128 year history only to be accented by the Company's merger with Griffin on December 17, 2010.  For the year, the Company watched values for the global grains and oilseeds complex approach record highs and in turn saw the Company's finished product prices escalate throughout the year. Overall, the Company's raw material tonnage grew nicely in both rendering and restaurant services.  On the rendering side, the Company benefited from improved slaughter volumes driven by a return of profitability for both the livestock producer and meat processor.  The Company’s restaurant services segment benefited from increased volumes and improved prices for finished products as the U.S. economy began to rebound and eating out normalized.  Energy costs for both natural gas and diesel were favorable.  Overall operating costs were effectively managed and reflected the Company’s higher volume of inputs.

Operating income increased by $11.6 million in fiscal 2010 compared to fiscal 2009.  Operating income was impacted in fiscal 2010 by operating expenses of approximately $10.8 million representing acquisition costs and expenses incurred as a result of the acquisitions during fiscal 2010.  The continuing challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in fiscal 2010 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2010

•
Significantly higher finished product prices for BFT and YG as compared to fiscal 2009 are a sign of improving U.S. and world economies and increased global demand for BFT and YG for use in bio-fuels in fiscal 2010.  These higher prices were offset somewhat by lower MBM prices in fiscal 2010 as compared to fiscal 2009.  Finished product prices were favorable to the Company’s sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material.  The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations.  Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Higher raw material volumes were collected from suppliers during fiscal 2010 as compared to fiscal 2009.  Management believes the positive effect of the integration of current and prior year acquisition activity excluding the effects of the acquisition of Griffin and improving conditions in the food service industry contributed to the increase in raw material volumes collected by the Company during fiscal 2010 as compared to fiscal 2009. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•	Energy prices for natural gas costs declined during fiscal 2010 as compared to fiscal 2009, but were more than offset by an increase in diesel fuel costs during fiscal 2010 as compared to fiscal 2009.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2010 and Thereafter

Critical Issues and Challenges

•
The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken.  Although Darling expects that Griffin’s business will operate to a significant extent on an independent basis and that it will not require significant integration going forward for the Company to continue the operations of Griffin’s business, this may not prove to be the case.  See the risk factor entitled "The Company’s efforts to combine Darling’s business and Griffin’s business may not be successful" on page 14 for more information.

•
Integration of smaller current and prior year acquisition activity and improving conditions in the food service industry contributed to the increased raw material volumes collected by the Company in fiscal 2010 as compared to fiscal 2009.  No assurance can be given that increased activity in the food service industry or the U.S. and global economies will continue in the future.  If further economic instability were to occur in the future there could be a negative impact on the Company’s ability to obtain raw materials for the Company's operations.

•
Finished product prices for BFT and YG commodities increased during fiscal 2010 as compared to fiscal 2009.  No assurance can be given that this increase in commodity prices for BFT and YG will continue in the future, as commodity prices are volatile by their nature.  A future decrease in commodity prices could have a significant impact on the Company’s earnings in fiscal 2011 and into future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Diesel fuel prices were higher during fiscal 2010 as compared to the same period of fiscal 2009.  These prices can be volatile and there can be no assurance that these prices will not increase further in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Energy Policies

•
As previously noted, prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions, and programs such as RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  See the risk factor entitled "The Company’s business may be affected by energy policies of U.S. and foreign governments," on page 14, for more information regarding RFS2 and how changes to these worldwide government policies could have a negative impact on the Company’s business and results of operations.

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease."  As previously noted, the FDA has amended the BSE Feed Rule, which the FDA began enforcing on October 26, 2009.  Management has followed this proposed amendment throughout its history in order to assess and minimize the impact of its implementation on the Company.  See the risk factor entitled "The Company's business may be affected by the impact of BSE and other food safety issues," beginning on page 16, for more information about BSE, including the Final BSE Rule, and other food safety issues and their potential effects on the Company, including the potential effects of additional government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE-related concerns.

Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. may result in additional regulatory and market related challenges that may affect the Company’s operations and/or increase the Company’s operating costs.

These challenges indicate there can be no assurance that fiscal 2010 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended January 1, 2011 (“Fiscal 2010”) Compared to Fifty-two Week Fiscal Year Ended January 2, 2010 (“Fiscal 2009”)

Summary of Key Factors Impacting Fiscal 2010 Results:

Principal factors that contributed to a $11.6 million increase in operating income, which are discussed in greater detail in the following section, were:
•	Changes in finished product prices and quality down grades,
•	Higher raw material volumes, and
•	Two weeks of contribution from the acquisition of Griffin.

These increases to operating income were partially offset by:
•	Acquisition costs and expenses from current year acquisitions,
•	Increased costs due to current and prior year acquisition activity other than Griffin,
•	Higher payroll and incentive-related benefits, and
•	Higher energy costs, primarily related to diesel fuel.

Summary of Key Indicators of Fiscal 2010 Performance:

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher.  The Jacobsen index reports industry sales from the prior day’s activity by product.  The Jacobsen index includes reported prices for feed grade and pet food PM, MBM, BFT and PG (which are end products of the Company's Rendering Segment) and YG (which is an end product of the Company's Restaurant Services Segment).  The Bakery segment’s end product is BBP.  The Company regularly monitors Jacobsen index reports on PM, MBM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks.  Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile.  In addition, the Jacobsen index does not provide forward or future period pricing.  The Jacobsen prices quoted below are for delivery of the finished product at a specified location.  Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related Jacobsen index.  During Fiscal 2010, the Company’s actual sales prices by product trended with the disclosed Jacobsen prices.  Average Jacobsen prices (at the specified delivery point) for Fiscal 2010, compared to average Jacobsen prices for Fiscal 2009 follow:

	Avg. Price Fiscal 2010	Avg. Price Fiscal 2009	Increase/ (Decrease)	% Increase/ (Decrease)
Rendering Segment:
MBM (Illinois)	$297.35/ton	$338.09/ton	$ (40.74)/ton	(12.1)%
Feed Grade PM (Carolina)	$366.89/ton	$390.04/ton	$ (23.15)/ton	(5.9)%
Pet Food PM (Southeast)	$606.55/ton	$626.39/ton	$ (19.84)/ton	(3.2)%
BFT (Chicago)	$ 33.43/cwt	$ 25.21 /cwt	$ 8.22/cwt	32.6%
PG (Southeast)	$ 29.01/cwt	$ 23.44 /cwt	$ 5.57/cwt	23.8%
Restaurant Services Segment:
YG (Illinois)	$ 26.89/cwt	$ 20.73 /cwt	$ 6.16/cwt	29.7%
Bakery Segment:
BBP (Chicago)	$143.57/ton	$135.70/ton	$ 7.87/ton	5.8%

The overall increase in average BFT and YG prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by lower MBM prices and by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

Raw Material Volume.  Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as butcher shops, grocery stores and independent beef, pork and poultry processors, and from Restaurant Services Segment suppliers, such as food service establishments, or in the case of the Bakery segment, commercial bakeries.  Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of feed grade and pet food PM, MBM, BFT and PG finished products, raw material volumes from the Company's Restaurant Services Segment suppliers provide an indication of the future production of YG finished products, and raw material volumes from the Company's Bakery segment suppliers provide an indication of the future production of BBP finished products.

Production Volume and Related Yield of Finished Product.  Finished product production volumes are the end result of the Company's production processes, and directly impact goods available for sale, and thus become an important component of sales revenue.  In addition, physical inventory turn-over is impacted by both the availability of credit to the Company's customers and suppliers and reduced market demand which can lower finished product inventory values.  Yield on production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company's production process.  Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.  The quantities of finished products produced varies depending on the mix of raw materials used in production.  For example, raw material from cattle yields more fat and protein than raw material from pork or poultry.  Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company.  The Company cannot increase the production of protein or fat based on demand since the type of raw material available will dictate the yield of each finished product.

Energy Prices for Natural Gas quoted on the NYMEX Index and Diesel Fuel.  Natural gas and heating oil commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas and delivery of diesel fuel.  The prices are important to the Company because natural gas and diesel fuel are major components of factory operating and collection costs and natural gas and diesel fuel prices are an indicator of achievement of the Company's business plan.

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

Factory Operating Expenses.  The Company incurs factory operating expenses which are included in cost of sales.  Each month the Company monitors factory operating expense.  The importance of monitoring factory operating expense is that it provides an indication of achievement of the Company's business plan.  Furthermore, when unforeseen expense increases occur, the Company can consider implementing measures to mitigate such increases.

Net Sales.  The Company collects and processes animal by-products (fat, bones and offal), including hides, commercial bakery waste and used restaurant cooking oil to principally produce finished products of feed grade and pet food PM, MBM, BFT, PG, YG, BBP and hides as well as a range of branded and value-added products.  Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material.  Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2010, net sales were $724.9 million as compared to $597.8 million during Fiscal 2009.  The Rendering Segments' finished products are primarily feed grade and pet food PM and MBM, which collectively are approximately $243.5 million and $244.7 million of net sales for the year ended January 1, 2011 and January 2, 2010, respectively and BFT and PG, which collectively are approximately $262.9 million and $187.8 million of net sales for the year ended January 1, 2011 and January 2, 2010, respectively.  The Restaurant Services Segment's finished product is YG, which is approximately $136.2 million and $95.9 million of net sales for the year ended January 1, 2011 and January 2, 2010, respectively.  The increase in Rendering Segment sales of $78.3 million, the increase in Restaurant Services Segment sales of $38.6 million and Bakery Segment sales of $10.2 million accounted for the $127.1 million increase in sales.  The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Bakery	Corporate	Total
Increase in finished product prices	$39.7	$33.6	$–	$–	$73.3
Increase in net sales due to acquisition of Griffin	17.5	–	10.2	–	27.7
Increase in raw material volume	20.8	3.6	–	–	24.4
Increase/(decrease) in yield	3.2	(0.5)	–	–	2.7
Purchases of finished product for resale	(1.6)	2.6	–	–	1.0
Increase/(decrease) in other sales	(2.1)	0.1	–	–	(2.0)
Product transfers	0.8	(0.8)	–	–	–
	$78.3	$38.6	$10.2	$–	$127.1

Further detail regarding the $78.3 million increase in sales in the Rendering Segment, the $38.6 million increase in sales in the Restaurant Services Segment and the $10.2 million increase in sales in the Bakery Segment is as follows:

Rendering

Finished Product Prices:  Higher prices in the overall commodity market for corn and soybean oil, which are competing fats to BFT, positively impacted the Company’s finished product prices while MBM prices were lower as soybean meal prices were lower.  $39.7 million of the increase in Rendering Segment sales is due primarily to a market-wide increase in BFT prices (fat), but this increase was impacted by extreme summer temperatures in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 that also extended for a longer period of time which affected product quality resulting in lower grades of rendered tallow and grease for sale.  The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT.

Net Sales from Acquisition of Griffin:  The Company’s net sales have increased by $17.5 million in the Rendering Segment as a result of two weeks of contribution from the acquisition of Griffin.

Raw Material Volume:  The positive effect of the integration of current and prior year acquisition activity other than Griffin has resulted in higher raw material volumes available to process.  The higher raw material volumes from Rendering Segment suppliers, which are processed into MBM and BFT finished products, increased sales by $20.8 million.  As noted elsewhere, MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment's suppliers.  The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material.  The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company's suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company’s rendering process.

Yield:  The raw material processed in Fiscal 2010 compared to the same period of Fiscal 2009 yielded more finished product for sale and increased sales by $3.2 million.  The increase in the relative portion of cattle offal in the raw material collected during Fiscal 2010 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in Fiscal 2010 compared to the same period in Fiscal 2009 by $1.6 million.  Higher volumes and higher yields reduced the need to source third party product.

Other Sales:  The $2.1 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees.

Product Transfers:  Depending on the Company's customers' finished product quality specifications and the quality of raw material the Company receives from meat processors and other sources, from time to time BFT material must be downgraded and sold as YG.   Generally, product transfers occur when BFT is downgraded and the product is reclassified as YG, which is a Restaurant Services Segment product.  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in Fiscal 2010 compared to the same period in Fiscal 2009.  When less product is transferred from the Rendering Segment to the Restaurant Services Segment, more BFT is available for sale by the Rendering Segment and YG sales will decrease correspondingly.  The increased BFT available in Fiscal 2010 compared to Fiscal 2009 resulted in an increase in Rendering Segment sales of $0.8 million.

Restaurant Services

Finished Product Prices:  Higher prices in competing commodities due to an increase in global demand for use of YG in bio-fuels positively impacted the Company’s YG finished product prices.  The $33.6 million increase in Restaurant Services Segment sales was due to a significant increase in prices for YG and competing commodity products during Fiscal 2010 as compared to the same period in Fiscal 2009.

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity and improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased YG sales by $3.6 million.  As noted elsewhere, YG is produced by the Company’s Restaurant Services Segment as a result of refining used cooking oil collected from the Company’s food service establishment suppliers.

Yield:  Although the volume of cooking oil has improved, the Company believes that YG yields have declined because the cooking oil received is being used longer by the foodservice industry, which decreases the quality of oil picked up from suppliers.  This lowers yield and lowers the amount of finished product available for sale resulting in reduced sales of $0.5 million.

Purchases of Finished Product for Resale:  The $2.6 million increase in purchase of finished product resulted from the Company purchasing more finished product for resale from third party suppliers in Fiscal 2010 as compared to the same period in Fiscal 2009.

Other Sales:  The $0.1 million increase in other sales was primarily from prior year acquisitions in the Restaurant Services Segment.

Product Transfers:  Product transfers from the Rendering Segment to the Restaurant Services Segment were less in Fiscal 2010 as compared to the same period in Fiscal 2009.  The decrease in product transfers was a result of less BFT (a Rendering Segment product) being downgraded and transferred to the Restaurant Services Segment to be sold as YG in Fiscal 2010 compared to Fiscal 2009.  As a result, Restaurant Services Segment sales were decreased by $0.8 million in Fiscal 2010.

Bakery

Net Sales from Acquisition of Griffin:  The Bakery segment was acquired with Griffin and contributed $10.2 million of net sales during the period subsequent to the Merger.

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

During Fiscal 2010, cost of sales and operating expenses were $531.6 million as compared to $440.1 million during Fiscal 2009.  The increase in Rendering Segment cost of sales and operating expenses of $62.6 million, the increase in Restaurant Services Segment cost of sales and operating expenses of $20.8 million and Bakery Segment cost of sales and operating expenses of $8.0 million accounted for substantially all of the $91.5 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Bakery	Corporate	Total
Increase in raw material costs	$35.6	$15.7	$–	$–	$51.3
Increase in cost of sales and operating expense due to acquisition of Griffin	11.8	–	8.0	–	19.8
Increase/(decrease) in other	10.0	3.1		–	13.1
Increase in raw material volume	4.4	0.9	–	–	5.3
Increase/(decrease) in energy costs primarily diesel fuel	2.1	1.0	–	0.1	3.2
Purchases of finished product for resale	(2.1)	0.9	–	–	(1.2)
Product transfers	0.8	(0.8)	–	–	–
	$62.6	$20.8	$8.0	$0.1	$91.5

Further detail regarding the $62.6 million increase in cost of sales and operating expenses in the Rendering Segment, the $20.8 million increase in the Restaurant Services Segment and the $8.0 million increase in Bakery Segment is as follows:

Rendering

Raw Material Costs:  A portion of the Company's volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM and BFT.  The Company's formula pricing was impacted by extreme summer temperatures in Fiscal 2010 as compared to Fiscal 2009 due primarily to raw material being priced based on higher quality rendered tallow and grease than the Company’s actual sales, which increased the overall impact of higher raw material costs from overall higher BFT prices in Fiscal 2010 resulting in an increase of $35.6 million in raw material costs in Fiscal 2010 as compared to Fiscal 2009.

Cost of Sales and Operating Expenses from Acquisition of Griffin:  The Company's cost of sales and operating expenses increased by $11.8 million in the Rendering Segment as a result of two weeks of contribution from the acquisition of Griffin.

Other Expense:  The $10.0 million increase in other expense which includes increases in payroll and related benefits, increases in repairs and maintenance and increases in hauling costs is primarily due to the integration of additional locations resulting from current and prior year acquisitions in the Rendering Segment other than the acquisition of Griffin.

Raw Material Volume:  The integration of current and prior year acquisition activity and signs of an improved U.S. economy have resulted in higher raw material volume available to process.  The higher raw material volume from Rendering Segment suppliers increased cost of sales by $4.4 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment.  During Fiscal 2010, energy costs were higher and are reflected in the $2.1 million increase due primarily to increased diesel fuel costs as compared to the same period in Fiscal 2009.

Purchases of Finished Product for Resale:  The Company purchased less finished product for resale from third party suppliers in Fiscal 2010 compared to the same period in Fiscal 2009 by $2.1 million.

Product Transfers:  In Fiscal 2010, less BFT failed to meet customer finished product quality specifications than in Fiscal 2009, and therefore less BFT was downgraded to YG value and transferred from the Rendering Segment to the Restaurant Services Segment.  Since the Rendering Segment had relatively more BFT available for sale in Fiscal 2010, cost of sales related to product transfers increased by $0.8 million.

Restaurant Services

Raw Material Costs:  YG finished product prices were higher in Fiscal 2010 as compared to Fiscal 2009, which caused the raw material costs to increase by $15.7 million.

Other Expense:  The $3.1 million increase in other expense was primarily due to the integration of additional locations resulting from prior year acquisitions in the Restaurant Services Segment.

Raw Material Volume:  Signs of improving conditions in the food service industry impacted the volume of raw material available for collection.  Higher raw material volume from used cooking oil suppliers increased cost of sales by $0.9 million.

Energy Costs:  Both natural gas and diesel fuel are major components of collection and factory operating costs to the Restaurant Services Segment.  During Fiscal 2010, energy costs were higher and are reflected in the $1.0 million increase due primarily to diesel fuel costs as compared to the same period in Fiscal 2009.

Purchases of Finished Product for Resale:  The Company purchased more finished product for resale from third party suppliers in Fiscal 2010 compared to the same period in Fiscal 2009 by $0.9 million.

Product Transfers:  Because less BFT was downgraded for failure to meet customer specifications and subsequently sold by the Restaurant Services Segment as YG in Fiscal 2010 compared to Fiscal 2009 cost of sales was decreased by $0.8 million.

Bakery

Cost of Sales and Operating Expenses from Acquisition of Griffin:  The Company's cost of sales and operating expenses related to the Bakery segment acquired with Griffin were $8.0 million for the period subsequent to the Merger.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $68.0 million during Fiscal 2010, a $6.9 million increase (11.3%) from $61.1 million during Fiscal 2009.  Payroll and related expense increased selling, general and administrative costs primarily due to current and prior year acquisition activity other than Griffin and more favorable operations in Fiscal 2010 as compared to Fiscal 2009.  Additionally, selling, general and administrative expenses increased from the two weeks of contributions for the acquisition of Griffin.  The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Bakery	Corporate	Total
Payroll and related benefits expense	$0.8	$0.5	$–	$2.7	$4.0
Increases in selling, general and administrative expense from two weeks of contribution related to Griffin	1.0	–	0.4	0.9	2.3
Increase/(decrease) in other	0.1	0.8	–	(0.3)	0.6
	$1.9	$1.3	$0.4	$3.3	$6.9

Depreciation and Amortization.   Depreciation and amortization charges increased $6.7 million (26.6%) to $31.9 million during Fiscal 2010 as compared to $25.2 million during Fiscal 2009.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets and intangibles due to capital expenditures and current and prior year acquisition activity.

Acquisition Costs.  Acquisition costs were $10.8 million during Fiscal 2010, a $10.3 million increase from $0.5 million during Fiscal 2009.  The increase is primarily due to the acquisition of Griffin.

Interest Expense.   Interest expense was $8.7 million during Fiscal 2010 compared to $3.1 million during Fiscal 2009, an increase of $5.6 million, primarily due to bank fees paid in association with an unutilized and expired bridge finance facility of $3.1 million and an increase in interest of approximately $2.0 million due to an increase in debt outstanding as a result of the acquisition of Griffin.

Other Income/Expense.   Other expense was $3.4 million in Fiscal 2010, a $2.4 million increase from $1.0 million in Fiscal 2009.  The increase in other expense is primarily due to losses reported as a result of fires at two plant locations of approximately $1.0 million, write-off of deferred loan costs of approximately $0.9 million due to the termination of the previous credit agreement and an increase in loss on sale of fixed assets of approximately $0.3 million.

Income Taxes.   The Company recorded income tax expense of $26.1 million for Fiscal 2010, compared to income tax expense of $25.1 million recorded in Fiscal 2009, an increase of $1.0 million, primarily due to an increase in pre-tax earnings of the Company in Fiscal 2010.  The effective tax rate for Fiscal 2010 and Fiscal 2009 is 37.1% and 37.5%, respectively.  The difference from the federal statutory rate of 35% in Fiscal 2010 and Fiscal 2009 is primarily due to state taxes.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher.  The Jacobsen index reports industry sales from the prior day’s activity by product.  The Jacobsen index includes reported prices for MBM and BFT (which are end products of the Company's Rendering Segment) and YG (which is an end product of the Company's Restaurant Services Segment).  The Company regularly monitors Jacobsen index reports on MBM, BFT and YG because they provide a daily indication of the Company's revenue performance against business plan benchmarks.  Although the Jacobsen index provides one useful metric of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile.  In addition, the Jacobsen index does not provide forward or future period pricing.  The Jacobsen prices quoted below are for delivery of the finished product at a specified location.  Although the Company's prices generally move in concert with reported Jacobsen prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize different price indexes.  Average Jacobsen prices (at the specified delivery point) for Fiscal 2009, compared to average Jacobsen prices for Fiscal 2008 follow:

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

Production Volume and Related Yield of Finished Product.  Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus become an important component of sales revenue.  In addition, physical inventory turn-over is impacted by both the availability of credit to the Company's customers and suppliers and reduced market demand which can lower finished product inventory values.  Yield on production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process.  Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.  The quantities of finished products produced varies depending on the mix of raw materials used in production.  For example, raw material from cattle yields more fat and protein than raw material from pork or poultry.  Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company.  The Company cannot increase the production of protein or fat based on demand since the type of raw material will dictate the yield of each finished product.

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

During Fiscal 2009, net sales were $597.8 million as compared to $807.5 million during Fiscal 2008.  The Rendering Segments’ finished products are primarily MBM, which is approximately $244.7 million and $259.9 million of net sales for the year ended January 2, 2010 and January 3, 2009, respectively and BFT, which is approximately $187.8 million and $276.6 million of net sales for the year ended January 2, 2010 and January 3, 2009, respectively.  The Restaurant Services Segment’s finished product is YG, which is approximately $95.9 million and $186.3 million of net sales for the year ended January 2, 2010 and January 3, 2009, respectively.  The decrease in Rendering Segment sales of $126.5 million, the decrease in Restaurant Services Segment sales of $83.2 million accounted for the $209.7 million decrease in sales.  The decrease in net sales was primarily due to the following (in millions of dollars):

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $61.1 million during Fiscal 2009, a $1.3 million increase (2.2%) from $59.8 million during Fiscal 2008.  The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Restaurant Services	Corporate	Total
Other expense (decreases)/increases	$(0.2)	$(0.2)	$1.7	$1.3
Consulting fees	–	–	0.6	0.6
Payroll and related benefits expense	0.8	0.8	(1.1)	0.5
Bad debt expense (decreases)/ increases	(0.8)	(0.5)	0.2	(1.1)
	$(0.2)	$0.1	$1.4	$1.3

Depreciation and Amortization.   Depreciation and amortization charges increased $0.8 million (3.3%) to $25.2 million during Fiscal 2009 as compared to $24.4 million during Fiscal 2008.  The increase in depreciation and amortization is primarily due to an overall increase in depreciable capital assets on the balance sheet.

Acquisition Costs.   Acquisition costs were $0.5 million during Fiscal 2010 and represent acquisition costs primarily related to the acquisition of certain rendering, grease and collection and trap servicing business assets from Sanimax USA, Inc.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

On December 17, 2010, the Company entered into a $625 million credit agreement (the "Credit Agreement").  The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.  The principal components of the Credit Agreement consist of the following:

•
The Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) in the aggregate principal amount of $625.0 million comprised of a five-year revolving loan facility of $325.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and a six-year term loan facility of $300.0 million.

•
The $325.0 million revolving credit facility has a term that matures on December 17, 2015.  As of January 1, 2011, the Company had an aggregate of $160.0 million outstanding under the revolving loan facility.  On February 4, 2011, the Company repaid all $160.0 million of the revolving loan facility that was outstanding with the proceeds from its $307 million common stock public offering which was consummated on February 2, 2011.

•
As of January 1, 2011, the Company has borrowed all $300.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $0.75 million over a six-year term ending with a final installment in the amount of all term loans then outstanding due and payable on December 17, 2016.  The Company has the right to prepay the term loan without penalty, but any amounts that have been repaid may not be reborrowed.  As of January 1, 2011, the Company had an aggregate of $300.0 million principal outstanding under the term loan facility.  On February 8, 2011, the Company repaid $140.0 million of the term loan facility that was outstanding with the proceeds from its $307 million common stock public offering which was consummated on February 2, 2011.

•
With respect to any revolving facility loan, i) an alternate base rate means a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1% and (c) the adjusted London Inter-Bank Offer Rate ("LIBOR") for a month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company’s adjusted leverage ratio, and, ii) Eurodollar rate loans bear interest at a rate per annum based on the then applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company’s adjusted leverage ratio.  With respect to an alternate base rate loan that is a term loan, at no time shall the alternate base rate be less than 2.50% per annum, plus the term loan alternate base rate margin of 2.50%.  With respect to a LIBOR loan that is a term loan, at no time shall the LIBOR rate applicable to the term loans (before giving effect to any adjustment for reserve requirements) be less than 1.50% per annum, plus the term loan LIBOR margin of 3.50%.

•
The Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers.  The Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on the Company, (b) certain negative covenants that generally prohibit, subject to various exceptions, the Company from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends, and engaging in mergers and consolidations, sale leasebacks and sales of assets, (c) financial covenants such as maximum total leverage ratio and a minimum fixed charge coverage ratio and (d) customary events of default (including a change of control).  Obligations under the Credit Agreement may be declared due and payable upon the occurrence of such customary events of default.

On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the "Notes") under an indenture, dated as of December 17, 2010 (the "Original Indenture"), among Darling, Darling National, and U.S. Bank National Association, as trustee (the "Trustee").  After the Merger, Griffin and its subsidiary, Craig Protein Division, Inc. ("Craig Protein", and collectively with Griffin and Darling National, the "Guarantors"), entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), to provide for the guarantee of the Notes by Griffin and its subsidiary.  The Notes were sold pursuant to a purchase agreement dated December 3, 2010 among the Company, the guarantors named therein and the initial purchasers named therein (the "Initial Purchasers"), at an issue price of 100.0%.  Darling used the net proceeds from the sale of the Notes to finance in part the cash portion of the purchase price to be paid in connection with Darling’s acquisition of Griffin.  The principal components of the Notes consist of the following:

•
The Notes will mature on December 15, 2018.  The Company will pay interest on June 15 and December 15 of each year, commencing on June 15, 2011.  Interest on the Notes will accrue at a rate of 8.5% per annum and be payable in cash.

•
The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.  If a Change of Control (as defined in the Indenture) occurs, unless the Company has exercised its right to redeem all the Notes as described below, each holder will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.  If the Company or its subsidiaries engage in certain Asset Dispositions (as defined in the Indenture), the Company generally must, within specific periods of time, either prepay, repay or repurchase certain of its or its restricted subsidiaries’ indebtedness or make an offer to purchase a principal amount of the Notes and certain other debt equal to the excess net cash proceeds, or invest the net cash proceeds from such sales in additional assets.  The purchase price of the Notes will be 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.  The Company may at any time and from time to time purchase Notes in the open market or otherwise.

•
The Company may redeem some or all of the Notes at any time prior to December 15, 2014, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.  The "Applicable Premium" means, with respect to any Note on any redemption date, the greater of: (a) 1.0% of the principal amount of such Note; and (b) the excess, if any, of (i) the present value at such redemption date of (A) the redemption price of such Note at December 15, 2014 (such redemption price being set forth in the table below), plus (B) all required interest payments due on such Note through December 15, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points; over (ii) the principal amount of such Note.

•
On and after December 15, 2014, the Company may redeem all or, from time to time, a part of the Notes (including any additional Notes) upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the Notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2014	104.250%
2015	102.125%
2016 and thereafter	100.000%

•
In addition, until December 15, 2013, the Company may, at its option, redeem up to 35% of the original principal amount of the Notes and any issuance of additional Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date; provided that at least 65% of the original principal amount of the Notes and any issuance of additional Notes remains outstanding immediately after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

•
The Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchase of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

•
Holders of the Notes have the benefit of registration rights.  In connection with the issuance of the Notes, Darling and the Guarantors entered into a registration rights agreement (the "Notes Registration Rights Agreement") with the representative of the Initial Purchasers.  Darling and the Guarantors have agreed to consummate a registered exchange offer for the Notes within 270 days after the date of the Merger.  Darling and the Guarantors have agreed to file and keep effective for a certain time period a shelf registration statement for the resale of the Notes if an exchange offer cannot be effected and under certain other circumstances.  Darling will be required to pay additional interest on the Notes if it fails to timely comply with its obligations under the Notes Registration Rights Agreement until such time as it complies.

•
The Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the Indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes issued under the Indenture to be due and payable immediately.

The Company's Notes and Credit Agreement consist of the following elements at January 1, 2011 (in thousands):

Notes:
8.5% Senior Notes due 2018	$ 250,000

Credit Agreement:
Term Loan	$ 300,000
Revolving Credit Facility:
Maximum availability	$ 325,000
Borrowings outstanding	160,000
Letters of credit issued	23,383
Availability	$ 141,617

The obligations under the Credit Agreement are guaranteed by Darling National, Griffin, and its subsidiary, Craig Protein and are secured by substantially all of the property of the Company, including a pledge of 100% of the stock of all material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  The Notes are guaranteed on an unsecured basis by Darling's existing restricted subsidiaries, including Griffin and all of its subsidiaries, other than Darling's foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets.  The Notes rank equally in right of payment to any existing and future senior debt of Darling.  The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of the assets securing such debt.  The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes.  The guarantees by the Guarantors (the "Guarantees") rank equally in right of payment to any existing and future senior indebtedness of the guarantors.  The Guarantees will be effectively junior to existing and future secured debt of the Guarantors including debt under the Credit Agreement, to the extent the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each Guarantor that do not guarantee the Notes.

As of January 1, 2011, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and Indenture.

The classification of long-term debt in the Company’s January 1, 2011 consolidated balance sheet is based on the contractual repayment terms of the Notes and debt issued under the Credit Agreement.

On January 1, 2011, the Company had working capital of $30.8 million and its working capital ratio was 1.20 to 1 compared to working capital of $75.1 million and a working capital ratio of 2.05 to 1 on January 2, 2010.  The decrease in working capital is primarily due to the decrease in cash and cash equivalents and working capital from the Griffin acquisition.  At January 1, 2011, the Company had unrestricted cash of $19.2 million and funds available under the revolving credit facility of $141.6 million, compared to unrestricted cash of $68.2 million and funds available under the revolving credit facility of $109.1 million at January 2, 2010.  The Company diversifies its cash investments by limiting the amounts located at any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $81.5 million and $79.2 million for the fiscal years ended January 1, 2011 and January 2, 2010, respectively, an increase of $2.3 million due primarily to an increase in net income of approximately $2.5 million. Cash used by investing activities was $783.6 million during Fiscal 2010, compared to $55.7 million in Fiscal 2009, an increase of $727.9 million, primarily due to the acquisition of Griffin in December 2010.  Net cash provided by financing activities was $653.2 million during Fiscal 2010 compared to net cash used by financing activities of $6.1 million in Fiscal 2009, an increase of $659.3 million due primarily to borrowings made to complete the acquisition of Griffin in December 2010.

Capital expenditures of $24.7 million were made during Fiscal 2010 as compared to $23.6 million in Fiscal 2009, an increase of $1.1 million (4.7%).  The increase is due to a slight overall increase in spending.  Capital expenditures related to compliance with environmental regulations were $3.5 million in Fiscal 2010, $3.1 million in Fiscal 2009 and $1.1 million in Fiscal 2008.  Fiscal 2009 compliance spending included capital expenditures related to the Final BSE Rule of approximately $1.5 million.

Based upon the underlying terms of the Credit Agreement, approximately $3.0 million in current debt, which is included in current liabilities on the Company’s balance sheet at January 1, 2011, will be due during the next twelve months, which includes scheduled quarterly installment payments of $0.75 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2010, the Company has accrued approximately $8.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 1, 2011.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make payments of approximately $2.0 million in order to meet minimum pension funding requirements during fiscal 2011.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its pension plans in Fiscal 2010 and Fiscal 2009 of approximately $1.0 million and $14.9 million, respectively.

The Pension Protection Act of 2006 ("PPA") was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans' net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In the second quarter of fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In April 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of January 1, 2011, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company's exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of January 1, 2011, the Company has $0.7 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  This and other federal bio-fuel tax incentive programs expired on December 31, 2009.  On December 17, 2010, however, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into public law which extended through 2011 and made retroactive to January 1, 2010 the Alternative Fuel Mixture Credits.  The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into the JV Agreement with a wholly-owned subsidiary of Valero to form the Joint Venture.  The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the Facility, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture intends to construct the Facility under an engineering, procurement and construction contract ("EPC Contract") that will fix the Company’s maximum economic exposure for the cost of the Facility.  On January 20, 2011, the U.S. Department of Energy ("DOE") offered to the Joint Venture a conditional commitment to issue an approximately $241 million loan guarantee (the "DOE Guarantee") under the Energy Policy Act of 2005 to support the construction of the Facility.  Each of Darling and Valero will be required, as a condition to the DOE Guarantee, to guarantee the completion of the Facility on a several (but not joint and several) basis; however, the Company's obligations under the completion guarantee will be terminated if Congress repeals the biomass-based diesel mandate under RSF2 in its entirety.  Through equity investments into the Joint Venture, each of  Darling and Valero are committed to contributing approximately $93.2 million (the "Equity Commitment") of the estimated aggregate costs of approximately $427.0 million for completion of the Facility.  The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed.  As part of the terms and conditions of the DOE Guarantee, until the Company's Equity Commitment has been paid in full or repayment of the DOE Guarantee, the Company has to commit to, among other things, a sponsor completion guarantee covering certain costs of the construction of the Facility and the Company must maintain a cash balance of approximately $27 million (less the pro rata portion of the Company's Equity Commitment made prior to such date) in a segregated financial account, the proceeds of which will be used solely to fund the Company's Equity Commitment required under the DOE Guarantee and its related documentation.  The Company's funds on deposit in such segregated financial account cannot at any time be lower than the initial funding less one third of the portion of the Equity Commitment that the Company has made.  The Company will not have access to those funds for any other part of the Company's business.  In addition to the segregated financial account requirement, the Company will be required to maintain, on each business day, average availability under a debt facility and in cash and/or cash equivalents (including any amounts in the segregated financial account) sufficient to fund the full amount of the Company's remaining Equity Commitment required under the DOE Guarantee and its related documentation.  As a result of the requirements that the Company maintains a minimum cash balance in a segregated financial account and certain availability under a debt facility to cover the Company’s Equity Commitment, such committed funds will not be available to the Company for other purposes, including other business opportunities, development costs for other projects, working capital and general corporate needs.  The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility.  Further, the Company will have to grant a security interest in substantially all of the assets of the Joint Venture, including providing a pledge of all of the Company’s equity interests in the Joint Venture, for the benefit of the DOE until the loan guaranteed by the DOE Guarantee has been paid in full and the DOE Guarantee has terminated in accordance with its terms.

On January 27, 2011, the Company entered into an underwritten public offering for 24,193,548 shares of its common stock, at a price to the public of $12.70 per share, pursuant to an effective shelf registration statement. The offering closed on February 2, 2011.  In addition, certain former stockholders of Griffin Industries, Inc. (pursuant to such stockholders’ contractual registration rights) granted the underwriters a 30-day option, which the underwriters subsequently exercised in full, to purchase from them up to an additional 3,629,032 shares of Darling common stock to cover over-allotments.  The Company used the net proceeds of approximately $292.7 million from the offering to repay all of its outstanding revolver balance and a portion of its term loan facility under the Company’s Credit Agreement.  The repayment of such indebtedness will, among other things, provide Darling with additional debt capacity and cash from operations to use in connection with the Joint Venture. Darling did not receive any proceeds from the sale of shares by the former stockholders of Griffin.

The Company’s management believes that cash flows from operating activities consistent with the level generated in Fiscal 2010, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  a further reduction in finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s implementation of and compliance with the Final BSE Rule, including capital expenditures to comply with the Final BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2011 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2010 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for the potential contributions to the Joint Venture, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to BSE or other regulations;  unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company’s markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes.  Any decline in these prices has the potential to adversely impact the Company’s liquidity.  Any of a continued decline in raw material availability, a further decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company’s liquidity.  A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, continued or escalated conflict in the Middle East, or other factors, could cause the Company to fail to meet management’s expectations or could cause liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 1, 2011 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$710,000	$3,000	$5,250	$166,750	$535,000
Operating lease obligations (c)	58,806	14,355	18,696	8,910	16,845
Estimated interest payable (d)	284,016	42,669	84,902	79,979	76,466
Purchase commitments (e)	21,003	21,003	–	–	–
Pension funding obligation (f)	2,049	2,049	–	–	–
Other obligations	39	9	20	10	–
Total	$1,075,913	$83,085	$108,868	$255,649	$628,311

(a)	The above table does not reflect uncertain tax positions of approximately $0.1 million because the timing of the cash settlement cannot be reasonably estimated.

(b)
See Note 9 to the consolidated financial statements.  In February 2011, approximately $300.0 million of the outstanding debt was repaid from the proceeds of a public stock offering of 24,193,548 shares of the Company’s common stock.

(c)	See Note 8 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for term, revolver, senior notes and current rates on other liabilities that existed as of January 1, 2011.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finish product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $2.0 million in required contributions to its pension plan in fiscal 2011.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $18.1 million at the end of Fiscal 2010.  The Company knows that one of the multi-employer pension plans that has not terminated to which it contributes and which is not administered by the Company was under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multi-employer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of January 1, 2011 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements.  The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at January 1, 2011 (in thousands):

Other commercial commitments:
Standby letters of credit	$ 23,383
Total other commercial commitments:	$ 23,383

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $21.0 million of commodity products, consisting of approximately $14.2 million of finished products and approximately $6.8 million of natural gas and diesel fuel, during the next twelve months, which are not included in liabilities on the Company’s balance sheet at January 1, 2011. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2011, in accordance with accounting principles generally accepted in the U.S.

Based upon underlying lease agreements, the Company is obligated to pay approximately $14.4 million for operating leases during fiscal 2011 which are not included in liabilities on the Company’s balance sheet at January 1, 2011.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date; or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen index at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $45.6 million and $19.1 million at January 1, 2011 and January 2, 2010, respectively.  The increase in inventory is primarily due to the acquisition of Griffin.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $26.3 million, $21.4 million and $19.3 million in fiscal years ending January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 8 to 20 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 11 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $5.6 million, $3.8 million and $5.2 million in fiscal years ending January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the fourth quarter of Fiscal 2008, due to lower commodity markets and the loss of certain large raw material suppliers, the Company performed testing of all its long-lived assets for impairment based on future undiscounted cash flows and has determined during this testing process that no impairment exists for its long-lived assets.  In Fiscal 2009 and Fiscal 2010, no triggering event occurred requiring that the Company perform testing of all of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $393.4 million and $152.0 million at January 1, 2011 and January 2, 2010, respectively.  The net book value of intangible assets was approximately $391.0 million and $40.3 million at January 1, 2011 and January 2, 2010, respectively.  The increase in property, plant and equipment, and intangible assets is primarily due to the acquisition of Griffin.

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

Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2008, it was determined that goodwill was impaired due to lower commodity markets and the loss of certain large raw material suppliers in the fourth quarter of Fiscal 2008, which resulted in the Company recording an impairment charge of approximately $15.9 million based on future discounted net cash flows.  In addition, a future reduction of earnings in the reporting units with recorded goodwill could result in future impairment charges because the estimate of fair value would be negatively impacted by a reduction of earnings at those reporting units.  Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2009 and Fiscal 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  Goodwill was approximately $376.3 million and $79.1 million at January 1, 2011 and January 2, 2010, respectively.  The increase in goodwill is primarily due to the acquisition of Griffin.

Self Insurance, Environmental and Legal Reserves

       The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. The reserve for self insurance, environmental and litigation contingencies included in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries was approximately $28.2 million and $15.6 million at January 1, 2011 and January 2, 2010, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 5.55% and 5.90% at January 1, 2011 and January 2, 2010, respectively.  The net periodic benefit cost for fiscal 2011 would increase by approximately $0.9 million if the discount rate was 0.5% lower at 5.05%.  The net periodic benefit cost for fiscal 2011 would decrease by approximately $0.8 million if the discount rate was 0.5% higher at 6.05%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 7.85% for Fiscal 2010 and Fiscal 2009, respectively.  During Fiscal 2010, the Company’s actual return on pension plan assets was a gain of $12.0 million or approximately 14% of pension plan assets as compared to Fiscal 2009 where the Company’s actual return on pension plan assets was a gain of $12.8 million or approximately 21% of pension plan assets.

The Company has recorded a pension liability of approximately $18.1 million and $19.1 million at January 1, 2011 and January 2, 2010, respectively.  The Company’s net pension cost was approximately $3.9 million, $6.3 million and $0.4 million for the fiscal years ending January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  The projected net periodic pension expense for fiscal 2011 is expected to decrease by approximately $0.7 million as compared to Fiscal 2010.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of income tax expense, the resulting tax liability and in future realization of deferred tax assets that arise from temporary differences between financial statement presentation and tax recognition of revenue and expense.  The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will not be realized.  Based upon the Company’s evaluation of these matters, a portion of the Company’s net operating loss carry-forwards will expire unused.  The valuation allowance established to provide a reserve against these deferred tax assets was less than $0.1 million and approximately $0.2 million at January 1, 2011 and January 2, 2010, respectively.

Stock Option Expense

The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended January 1, 2011, January 2, 2010 and January 3, 2009 of approximately $0.1 million, $0.1 million and $0.2 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU amends Topic 350, Intangibles-Goodwill and Other.  The new standard requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  The Company is required to adopt ASU 2010-28 on January 2, 2011 and it is not expected to have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations.  The ASU amends Topic 805, Business Combinations.  The new standard provides for changes to the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt ASU 2010-29 on January 2, 2011 and it is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words "believe," "anticipate," "expect," "estimate," "intend," "could" and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include:  the Company's continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company's control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets and government regulations, which are still evolving and are beyond the Company's control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives;  increased contributions to the Company's multi-employer defined benefit pension plans as required by the PPA;  the Company’s ability to bring its planned Joint Venture to construct a renewable diesel plant with Valero to fruition including the Joint Venture's ability to enter into a credit agreement providing adequate construction funding on acceptable terms;  and the Company’s ability to combine Darling’s business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company's ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of feed grade and pet food PM, MBM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance.  Some of the Company’s natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At January 1, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps and options that did not qualify and were not designated for hedge accounting.

In fiscal 2010, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB authoritative guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through a portion of fiscal 2011.  As of January 1, 2011, the aggregate fair value of these natural gas swaps was approximately $0.1 million and are included in current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and natural gas swaps and options that are marked to market because they did not qualify for hedge accounting at January 1, 2011.  The heating oil swaps and natural gas swaps and options had an aggregate fair value of $0.3 million and are included in current other assets at January 1, 2011.

As of January 1, 2011, the Company had forward purchase agreements in place for purchases of approximately $6.8 million of natural gas and diesel fuel in fiscal 2011.  As of January 1, 2011, the Company had forward purchase agreements in place for purchases of approximately $14.2 million of finished product in fiscal 2011.

Interest Rate Sensitivity

The Company’s obligations subject to fixed or variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$250,039	$9	$20	$10	$250,000
Average interest rate	8.50%	5.75%	5.75%	5.75%	8.50%
Variable rate	460,000	3,000	5,250	166,750	285,000
Average interest rate	4.50%	5.00%	5.00%	3.62%	5.00%
Total	$710,039	$3,009	$5,270	$166,760	$535,000

The Company’s fixed rate debt obligations consist of the Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 8.5%.  These obligations are not affected by changes in interest rates.

The Company has $460.0 million in variable rate debt that represents the balance outstanding at January 1, 2011 under the Company’s Credit Agreement.  This portion of the Company’s debt is sensitive to fluctuations in interest rates.  The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $4.6 million in fiscal 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	66
Consolidated Balance Sheets -
January 1, 2011 and January 2, 2010	67
Consolidated Statements of Operations -
Three years ended January 1, 2011	68
Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) -
Three years ended January 1, 2011	69
Consolidated Statements of Cash Flows -
Three years ended January 1, 2011	71
Notes to Consolidated Financial Statements	72

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

We have audited the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 KPMG LLP

Dallas, Texas
March 2, 2011

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In December 2010, Darling International Inc. acquired Griffin Industries, Inc. (Griffin) and management excluded from its assessment of the effectiveness of Darling International Inc.’s internal control over financial reporting as of January 1, 2011, Griffin’s internal control over financial reporting associated with total assets of $924.8 million and total revenues of $27.7 million included in the consolidated financial statements of Darling International Inc. and subsidiaries as of and for the year ended January 1, 2011. Our audit of internal control over financial reporting of Darling International Inc. also excluded an evaluation of the internal control over financial reporting of Griffin.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Darling International Inc. and subsidiaries as listed in the accompanying index, and our report dated March 2, 2011 expressed an unqualified opinion on those consolidated financial statements.

 KPMG LLP

Dallas, Texas
March 2, 2011

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 1, 2011 and January 2, 2010
(in thousands, except share and per share data)

ASSETS	January 1, 2011	January 2, 2010
Current assets:
Cash and cash equivalents	$19,202	$68,182
Restricted cash	373	397
Accounts receivable, less allowance for bad debts of $2,134 at January 1, 2011 and $2,148 at January 2, 2010	87,455	45,572
Escrow receivable	16,267	–
Inventories	45,606	19,057
Income taxes refundable	1,474	605
Other current assets	8,833	5,348
Deferred income taxes	6,376	7,216
Total current assets	185,586	146,377

Property, plant and equipment, net	393,420	151,982
Intangible assets, less accumulated amortization of $56,689
at January 1, 2011 and $51,109 at January 2, 2010	390,954	40,298
Goodwill	376,263	79,085
Other assets	36,035	8,429
	$1,382,258	$426,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,009	$5,009
Accounts payable, principally trade	70,123	18,746
Accrued expenses	81,698	47,522
Total current liabilities	154,830	71,277

Long-term debt, net of current portion	707,030	27,539
Other noncurrent liabilities	50,760	36,143
Deferred income taxes	5,342	6,335
Total liabilities	917,962	141,294

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 150,000,000 and 100,000,000 shares authorized, 93,014,691 and 82,629,970 shares issued
at January 1, 2011 and January 2, 2010, respectively	930	826
Additional paid-in capital	290,106	157,343
Treasury stock, at cost; 455,020 and 403,280 shares at January 1, 2011 and January 2, 2010, respectively	(4,340)	(3,855)
Accumulated other comprehensive loss	(20,988)	(23,782)
Retained earnings	198,588	154,345
Total stockholders’ equity	464,296	284,877
	$1,382,258	$426,171

The accompanying notes are an integral part of these
consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 1, 2011
(in thousands, except per share data)

	January 1, 2011	January 2, 2010	January 3, 2009

Net sales	$724,909	$597,806	$807,492
Costs and expenses:
Cost of sales and operating expenses	531,648	440,111	614,708
Selling, general and administrative expenses	68,042	61,062	59,761
Depreciation and amortization	31,908	25,226	24,433
Acquisition costs	10,798	468	–
Goodwill impairment	–	–	15,914
Total costs and expenses	642,396	526,867	714,816
Operating income	82,513	70,939	92,676

Other income/(expense):
Interest expense	(8,737)	(3,105)	(3,018)
Other, net	(3,433)	(955)	258
Total other income/(expense)	(12,170)	(4,060)	(2,760)

Income from operations before income taxes	70,343	66,879	89,916
Income taxes	26,100	25,089	35,354

Net income	$44,243	$41,790	$54,562

Net income per share:
Basic	$0.53	$0.51	$0.67
Diluted	$0.53	$0.51	$0.66

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss)
Three years ended January 1, 2011
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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) (Continued)
Three years ended January 1, 2011
 (in thousands, except share data)

Common Stock
Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Compre- hensive Loss	Retained Earnings	Total Stockholders’ Equity
Net income	–	–	–	–	–	44,243	44,243
Unrecognized net actuarial loss of defined benefit plans:
Pension liability adjustments, net of tax	–	–	–	–	2,346	–	2,346
Interest rate swap derivative adjustment, net of tax	–	–	–	–	507	–	507
Natural gas swap derivative adjustment, net of tax	–	–	–	–	(59)	–	(59)
Total comprehensive income	–	–	–	–	–	–	47,037
Issuance of non-vested stock	254,220	3	2,401	–	–	–	2,404
Stock-based compensation	–	–	94	–	–	–	94
Tax benefits associated with stock-based compensation	–	–	234	–	–	–	234
Treasury stock	(51,740)	–	–	(485)	–	–	(485)
Issuance of common stock	10,130,501	101	130,034	–	–	–	130,135
Balances at January 1, 2011	92,559,671	$930	$290,106	$(4,340)	$(20,988)	$198,588	$464,296

The accompanying notes are an integral part
 of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 1, 2011
 (in thousands)

	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income	$44,243	$41,790	$54,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,908	25,226	24,433
Deferred income taxes	2,402	14,652	(12,428)
Loss/(gain) on sale of assets	51	(294)	(141)
Increase/(decrease) in long-term pension liability	1,353	(11,974)	6,784
Stock-based compensation expense	2,146	768	800
Write-off deferred loan costs	851	–	–
Goodwill impairment	–	–	15,914
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	24	52	(16)
Accounts receivable	(6,276)	(5,148)	18,977
Escrow receivable	(16,267)	–	–
Income taxes refundable	(869)	10,643	(11,248)
Inventories and prepaid expenses	(4,661)	4,286	(398)
Accounts payable and accrued expenses	23,727	(369)	(6,884)
Other	2,878	(446)	1,595
Net cash provided by operating activities	81,510	79,186	91,950

Cash flows from investing activities:
Capital expenditures	(24,720)	(23,638)	(31,006)
Acquisitions, net of cash acquired	(758,182)	(33,987)	(15,876)
Gross proceeds from sale of property, plant and equipment and other assets	624	1,913	1,101
Payments related to routes and other intangibles	(1,367)	–	(6,609)
Net cash used in investing activities	(783,645)	(55,712)	(52,390)

Cash flows from financing activities:
Proceeds from long-term debt	550,000	48	–
Payments on long-term debt	(32,509)	(5,000)	(6,250)
Net proceeds from revolver borrowings	160,000	–	–
Contract payments	–	(72)	(176)
Deferred loan costs	(24,020)	(946)	(67)
Issuance of common stock	35	11	303
Minimum withholding taxes paid on stock awards	(585)	(108)	(1,199)
Excess tax benefits from stock-based compensation	234	(39)	2,308
Net cash provided/(used) in financing activities	653,155	(6,106)	(5,081)

Net increase/(decrease) in cash and cash equivalents	(48,980)	17,368	34,479
Cash and cash equivalents at beginning of year	68,182	50,814	16,335
Cash and cash equivalents at end of year	$19,202	$68,182	$50,814

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,743	$2,687	$3,016
Income taxes, net of refunds	$28,114	$2,244	$44,246

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	GENERAL

(a)	NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation ("Darling", and together with its subsidiaries, the "Company"), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries Inc. and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders’ representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling.  The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal, ("MBM") and poultry meal ("PM")), tallow (primarily bleachable fancy tallow, ("BFT")), poultry grease ("PG"), yellow grease ("YG"), bakery by-products ("BBP") and hides as well as a range of branded and value-added products.  The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  The Company’s operations are organized into three segments: Rendering, Restaurant Services and Bakery.  For additional information on the Company’s segments, see Note 18.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)
Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 1, 2011, the 52 weeks ended January 2, 2010, and the 53 weeks ended January 3, 2009.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Intangible Assets

Intangible assets with indefinite lives, and therefore not subject to amortization, consist of trade names acquired in the acquisition of Griffin.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5-20 years for collection routes; 11-20 years for permits; 3-7 years for non-compete covenants; and 15 years for trade names.  Royalty, consulting and leasehold agreements are amortized over the term of the agreement.

(7)
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the fourth quarter of fiscal 2008, due to lower commodity markets and the loss of certain large raw material suppliers, the Company performed testing of all its long-lived assets for impairment based on future undiscounted cash flows and concluded that its long-lived assets were not impaired.  In fiscal 2009 and fiscal 2010 no triggering event occurred requiring that the Company perform testing of all of its long-lived assets for impairment.

(8)
Goodwill

Goodwill and indefinite lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2008, the fair value of the Company’s reporting units containing goodwill did not exceed the related carrying values; consequently, the Company recorded an impairment of approximately $15.9 million for the year ended January 3, 2009.  In fiscal 2009 and fiscal 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  Goodwill was approximately $376.3 million and $79.1 million at January 1, 2011 and January 2, 2010, respectively.  See Note 6 for further information on the Company’s goodwill.

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

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Although the Company is unable to carryback any of its net operating losses, based upon recent favorable operating results and future projections, certain net operating losses can be carried forward and utilized and other deferred tax assets will be realized.

(11)
Earnings per Share

On January 4, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") authoritative guidance, which addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Non-vested and restricted share awards granted to the Company's employees and non-employee directors contain non-forfeitable dividend rights and, therefore, are considered participating securities.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

                                                                                                  Net Income per Common Share (in thousands)

	January 1,				January 2,		January 3,
		2011			2010			2009
	Income	Shares	Per- Share	Income	Shares	Per- Share	Income	Shares	Per- Share
Basic:
Net income	$44,243	82,854	$0.53	$41,790	82,142	$0.51	$54,562	81,685	$0.67

Diluted:
Effect of dilutive securities
Add: Option shares in the money and
dilutive effect of nonvested stock	–	778	–	–	778	–	–	969	–
Less: Pro-forma treasury shares	–	(389)	–	–	(445)	–	–	(408)	–

Diluted:
Net income	$44,243	83,243	$0.53	$41,790	82,475	$0.51	$54,562	82,246	$0.66

For fiscal 2010, 2009 and 2008, respectively, 87,843, 32,000 and 24,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2010 non-vested stock of 75,714 shares were excluded from diluted income per common share as the effect was antidilutive.

(12)
Stock Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Total stock-based compensation recognized in the statements of operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was approximately $2.8 million, $1.2 million and $1.1 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $1.1 million, $0.5 million and $0.3 million, respectively.  See Note 12 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.  For the year ended January 1, 2011 the Company recognized $0.2 million as an increase in financing cash flows and for the year ended January 2, 2010 the Company recognized less than $0.1 million of such tax expenses, which were recorded as a decrease in financing cash flows.  For the year ended January 3, 2009, the Company recognized $2.3 million in such tax deductions, which were recorded as an increase in financing cash flows and a reduction in operating cash flows.

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

If it is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that exist at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements, the Company will disclose the nature of the uncertainty and include an indication that it is at least reasonably possible that a change in the estimate will occur in the near term.  If the estimate involves certain loss contingencies the disclosure will also include an estimate of the probable loss or range of loss or state that an estimate cannot be made.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(14)
Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based upon quoted market price the Company's senior notes described in Note 9 has a fair value of approximately $260.6 million compared to a carrying amount of $250.0 million at January 1, 2011.  The Company’s term loans and revolver as described in Note 9 have a fair value based on rates the Company believes it would pay for debt of the same remaining maturity.  The Company’s term loan had a fair value of approximately $30.2 million compared to a carrying amount of $32.5 million at January 2, 2010.  The carrying amount of the Company’s term loan and revolver approximates the fair value at January 1, 2011.  The carrying amount for the Company’s other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value as disclosed in Note 15.

(15)
Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  At January 1, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as natural gas swaps, options and heating oil swaps that did not qualify and were not designated for hedge accounting.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(17)
Related Party Transactions

Darling through its wholly-owned subsidiary Griffin Industries, Inc., leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company’s Executive Vice President – Chief Operations Officer – Griffin Industries.  See Note 8 for further information on the Company's leases.

(18)	Reclassification Certain prior year amounts have been reclassified to conform to the current year presentation.

(19)	Subsequent Events The Company has evaluated subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements were issued.

NOTE 2.	ACQUISITIONS AND DISPOSITIONS

On December 17, 2010, Darling completed its acquisition of all of the shares of Griffin pursuant to the Merger Agreement, by and among Darling, Merger Sub, Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Griffin survived the Merger as a wholly-owned subsidiary of Darling (the "Griffin Transaction").  The Griffin Transaction will increase Darling’s capabilities by growing revenues, diversifying the raw material supplies, increase the ability to better serve the Company’s customers and suppliers and provide new opportunities for business growth on a national platform.

The amount of Griffins revenue and earnings including in the Company’s consolidated statement of operations for the year ended January 1, 2011 were $27.7 million and $1.9 million, respectively.

As a result of the Griffin Transaction, effective December 17, 2010, the Company began including the operations of Griffin into the Company's consolidated financial statements.  The following table presents selected pro forma information, for comparative purposes, assuming the Griffin Transaction had occurred on January 4, 2009 for the periods presented (unaudited) (in thousands, except per share data):

	January 1, 2011	January 2, 2010
Net sales	$1,339,589	$1,123,108
Income from continuing operations	133,184	91,299
Net income	85,344	57,062
Earnings per share
Basic	$0.92	$0.62
Diluted	$0.91	$0.61

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Griffin Transaction actually occurred on January 4, 2009.

Total consideration paid in the Griffin Transaction totaled approximately $872.0 million and comprises $740.3 million in cash (including $33.6 million in escrow), the issuance of approximately 10.0 million shares of Darling common stock (valued at the fair market at the closing of $13.06 or approximately $130.6 million), a $16.3 million escrow receivable for certain over funding of working capital, a $13.6 million accrued expense for the Company’s election to step up the tax basis of the assets acquired in the Griffin Transaction and a long-term liability of approximately $3.8 million of contingent consideration for the true-up adjustment as further described below. The purchase price is subject to a potential working capital and other adjustments.  The cash consideration was funded primarily through borrowings under the Company's credit agreement and the sale of senior notes as further discussed in Note 9.  The shares issued under the Griffin Transaction were issued on terms set forth in the rollover agreement, dated as of November 9, 2010, by and among Darling, certain of Griffin’s shareholders who qualify as "accredited investors" (the "Rollover Shareholders") pursuant to Rule 501(a) of Regulation D promulgated under the Securities Act, and Robert A. Griffin, as such shareholders’ representative (the "Rollover Agreement"), to the Rollover Shareholders.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Rollover Agreement provides for a true-up adjustment in which additional cash of up to $15 million could be paid by Darling if on the True-Up Date (the last day of the 13th full consecutive month following the closing of the Merger), the True-up Market Price (as defined in the Rollover Agreement) is less than $10.002.  If the True-Up Market Price exceeds $10.002, no additional consideration will be paid.  The Company has initially valued this contingent consideration at fair value of approximately $3.8 million based on the probability of the Company’s stock will be less than the True-up Market Price as defined above.  The Company is required to revalue the contingent consideration on a quarterly basis until the True-up Market Price is determined.

The Company also incurred costs as part of the Griffin Transaction for consulting, legal and financing in the amount of approximately $37.7 million of which $10.6 million was expensed as acquisition costs and approximately $3.1 million was recorded as interest expense.  Additionally, approximately $24.0 million was capitalized as deferred loan costs, which are included in other assets on the Company’s consolidated balance sheets.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Griffin Transaction as of December 17, 2010 (in thousands):

Cash	$350
Accounts receivable	35,607
Inventory	22,623
Other current assets	2,558
Other assets	3,103
Deferred tax asset	2,555
Identifiable intangibles	349,775
Property and equipment	234,115
Goodwill	291,153
Accounts payable	(46,583)
Accrued expenses	(12,219)
Other liabilities	(11,004)
Purchase price	$872,033

The $291.2 million of goodwill was assigned to the rendering and bakery segments in the amounts of $239.7 million and $51.5 million, respectively.  Of the total amount, $291.2 million is expected to be deductible for tax purposes.  Identifiable intangibles include trade names with indefinite lives of approximately $92.0 million and definite lived intangible assets including trade names of approximately $0.5 million with a weighted average useful life of 15 years, $228.4 million in permits with a weighted average useful life of 13 years, $25.1 million in routes with a weighted average useful life of 5 years, and $3.8 million in non-compete and leasehold agreements with a useful life of 5 years.

The Company notes the acquisitions discussed below are not considered related businesses, therefore are not required to be treated as a single business combination.  Pro forma results of operations for these acquisitions have not been presented because the effect of each acquisition individually is not deemed material to revenues and net income of the Company for any fiscal period presented.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

On May 28, 2010, the Company acquired certain rendering business assets from Nebraska By-Products, Inc. for approximately $15.3 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Nebraska By-Products, Inc. and affiliated companies (the "Nebraska Transaction").  The assets acquired in the Nebraska Transaction will increase the Company’s rendering portfolio and better serve the Company’s customers within the rendering segment.

Effective May 28, 2010, the Company began including the operations of the Nebraska Transaction into the Company's consolidated financial statements.  The Company paid approximately $15.3 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $9.6 million, intangible assets of $2.8 million, goodwill of $2.8 million and other of $0.1 million on the closing date.  The goodwill from the Nebraska Transaction was assigned to the rendering segment and is expected to be deductible for tax purposes.  The identifiable intangibles have a weighted average life of eleven years.

On December 31, 2009, the Company acquired certain rendering, grease collection and trap servicing business assets from Sanimax USA Inc. for approximately $19 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Sanimax USA Inc. and affiliated companies (the "Sanimax Transaction").  The assets acquired in the Sanimax Transaction will increase the Company’s national footprint and better serve the Company"s customers within the rendering segment.

Effective December 31, 2009, the Company began including the operations of the Sanimax Transaction into the Company's consolidated financial statements.  The Company paid approximately $19.0 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $4.7 million, intangible assets of $4.8 million, goodwill of $9.9 million and accrued liabilities of $0.4 million on the closing date.  The goodwill from the Sanimax Transaction was assigned to the rendering segment and is expected to be deductible for tax purposes and the identifiable intangibles have a weighted average life of eight years.

On February 23, 2009, the Company acquired substantially all of the assets of Boca Industries, Inc., a grease trap services business headquartered in Smyrna, Georgia (the "Boca Transaction") for approximately $12.5 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Boca Transport, Inc. and Donald E. Lenci.  The assets acquired in the Boca Transaction will increase the Company’s capabilities to grow revenues and continue the Company's strategy of broadening its restaurant services segment.

Effective February 23, 2009, the Company began including the operations of the Boca Transaction into the Company's consolidated financial statements.  The Company paid approximately $12.5 million in cash for assets consisting of property, plant and equipment of $3.3 million, intangible assets of $3.3 million, goodwill of $5.8 million and other of $0.1 million on the closing date.  The goodwill from the Boca Transaction was assigned to the restaurant services segment and is expected to be deductible for tax purposes and the identifiable intangibles have a weighted average life of nine years.

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling's used cooking oil collection business (the "API Transaction").  The API Transaction included additional consideration that could be required to be paid each anniversary by the Company, if certain average market prices are achieved over the three years following the anniversary of the closing of the API Transaction, less on a prorate basis a long term receivable recorded at closing.  During fiscal 2010, the Company paid approximately $2.3 million representing additional consideration of $2.9 million recorded as goodwill less approximately $0.6 million representing a reduction of the long term receivable.

Page79

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 3.	INVENTORIES

A summary of inventories follows (in thousands):
	January 1, 2011	January 2, 2010
Finished product	$40,927	$16,211
Supplies and other	4,679	2,846
	$45,606	$19,057

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 1, 2011	January 2, 2010
Land	$44,864	$18,386
Buildings and improvements	110,988	52,059
Machinery and equipment	336,856	244,962
Vehicles	91,015	56,221
Aircraft	11,650	–
Construction in process	36,312	3,919
	631,685	375,547
Accumulated depreciation	(238,265)	(223,565)
	$393,420	$151,982

NOTE 5.	INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	January 1, 2011	January 2, 2010
Indefinite Lived Intangible Assets
Trade Names	$92,002	$–
	92,002	–
Finite Lived Intangible Assets:
Routes	$96,938	$68,028
Permits	251,413	20,500
Non-compete agreements	6,012	2,491
Trade Names	539	–
Royalty, consulting and leasehold	739	388
	355,641	91,407

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Accumulated Amortization:
Routes	(48,361)	(44,731)
Permits	(5,563)	(3,725)
Non-compete agreements	(2,417)	(2,329)
Trade Names	(2)	–
Royalty, consulting and leasehold	(346)	(324)
	(56,689)	(51,109)
Total Intangible assets, less accumulated amortization	$390,954	$40,298

Gross intangible routes, permits, trade names, non-compete agreements and royalty, consulting and leasehold increased in fiscal 2010 by approximately $352.6 million consisting of approximately $349.8 million from the Griffin Transaction and $2.8 million from the Nebraska Transaction as discussed in Note 2.  Amortization expense for the three years ended January 1, 2011, January 2, 2010 and January 3, 2009, was approximately $5.6 million, $3.8 million and $5.2 million, respectively. Amortization expense for the next five fiscal years is estimated to be $28.0 million, $27.9 million, $27.8 million, $27.8 million and $27.1 million.

NOTE 6.	GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Rendering	Restaurant Services	Bakery	Total
Balance at January 2, 2010
Goodwill	$65,557	$29,442	$–	$94,999
Accumulated impairment losses	(13,864)	(2,050)	–	(15,914)
	51,693	27,392	–	79,085
Goodwill acquired during year	242,806	2,910	51,462	297,178
Impairment losses	–	–	–	–

Balance at January 1, 2011
Goodwill	308,363	32,352	51,462	392,177
Accumulated impairment losses	(13,864)	(2,050)	–	(15,914)
	$294,499	$30,302	$51,462	$376,263

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services which could have a significant impact on these facilities.

Based on the Company's annual impairment testing at the end of the fourth quarter of fiscal 2008 it was determined that goodwill was impaired due to lower commodity markets and the loss of certain large raw material suppliers in the fourth quarter of fiscal 2008, which resulted in the Company recording an impairment charge of approximately $15.9 million based on future discounted net cash flows.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In step one, the Company determined based on the discounted cash flows that one of the Company's reporting unit’s carrying value exceeded its fair value in fiscal 2008.  In step two the Company is required to compute the implied fair value of the reporting unit’s goodwill and compare it against the actual carrying amount of goodwill for that reporting unit.  This was determined in the same manner that goodwill recognized in a business combination is determined.  That is the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit including any intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2009 and fiscal 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.

NOTE 7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 1, 2011	January 2, 2010
Compensation and benefits	$24,920	$17,159
Utilities and sewage	5,106	3,781
Accrued income, ad valorem, and franchise taxes	2,374	3,233
Reserve for self insurance, litigation, environmental and tax matters (Note 17)	9,042	5,087
Medical claims liability	4,193	4,230
Griffin Transaction step up in basis (Note 2)	13,639	–
Other accrued expense	22,424	14,032
	$81,698	$47,522

NOTE 8.	LEASES

The Company leases ten processing plants and storage locations, land surrounding certain processing plants, four office locations and a portion of its transportation equipment under operating leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of January 1, 2011, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2011	$14,355
2012	10,745
2013	7,951
2014	5,377
2015	3,533
Thereafter	16,845
Total	$58,806

Darling through its wholly-owned subsidiary Griffin Industries, Inc., leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Chief Operations Officer – Griffin Industries.  The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Rent expense for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $9.7 million, $9.4 million and $8.6 million, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 9.	DEBT

Credit Agreement

On December 17, 2010, the Company entered into a $625 million credit agreement (the "Credit Agreement").  The Credit Agreement provides for senior secured credit facilities (the "Senior Secured Facilities") in the aggregate principal amount of $625.0 million comprised of a five-year revolving loan facility of $325.0 million (approximately $75.0 million of which will be available for letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and a six-year term loan facility of $300.0 million.  As of January 1, 2011, the Company has borrowed all $300.0 million under the term loan facility, which provides for scheduled quarterly amortization payments of $0.75 million over a six-year term ending with a final installment in the amount of all term loans then outstanding due and payable on December 17, 2016.  The Company has the right to prepay the term loan without penalty, but any amounts that have been repaid may not be reborrowed.  The revolving credit facility has a five-year term ending December 17, 2015.  The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. With respect to any revolving facility loan, i) an alternate base rate means a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ to 1% and (c) the adjusted London Inter-Bank Offer Rate ("LIBOR") for a month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company's adjusted leverage ratio, and, ii) Eurodollar rate loans bear interest at a rate per annum based on the then applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company's adjusted leverage ratio.  With respect to an alternate base rate loan that is a term loan, at no time shall the alternate base rate be less than 2.50% per annum, plus the term loan alternate base rate margin of 2.50%.  With respect to a LIBOR loan that is a term loan, at no time shall the LIBOR rate applicable to the term loans (before giving effect to any adjustment for reserve requirements) be less than 1.50% per annum, plus the term loan LIBOR margin of 3.50%.  At January 1, 2011 under the Credit Agreement, the interest rate for the $300.0 million of the term loan that was outstanding was based on LIBOR plus a margin of 3.5% per annum for a total of 5.0% per annum.  The interest rate for $160.0 million of the revolver loan amount outstanding was based on LIBOR plus a margin of 3.25% per annum for a total of 3.5625% per annum.

The Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers.  The Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on the Company, (b) certain negative covenants that generally prohibit, subject to various exceptions, the Company from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends, and engaging in mergers and consolidations, sale leasebacks and sales of assets, (c) financial covenants such as maximum total leverage ratio and a minimum fixed charge coverage ratio and (d) customary events of default (including a change of control).  Obligations under the Credit Agreement may be declared due and payable upon the occurrence of such customary events of default.

On December 17, 2010, the Company repaid the balance plus accrued interest on the term facility under the former credit agreement and incurred a write-off of deferred loan costs of approximately $0.9 million.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Senior Notes

On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the "Notes") under an indenture, dated as of December 17, 2010 (the "Original Indenture"), among Darling, Darling National LLC ("Darling National"), and U.S. Bank National Association, as trustee (the "Trustee").  The Notes were sold pursuant to a purchase agreement dated December 3, 2010 among the Company, the guarantors named therein and the initial purchasers named therein (the "Initial Purchasers"), at an issue price of 100.0%.  Darling used the net proceeds from the sale of the Notes to finance in part the cash portion of the purchase price to be paid in connection with Darling's acquisition of Griffin.

The Notes will mature on December 15, 2018.  The Company will pay interest on June 15 and December 15 of each year, commencing on June 15, 2011.  Interest on the Notes will accrue at a rate of 8.5% per annum and be payable in cash.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.  If a Change of Control (as defined in the Indenture) occurs, unless the Company has exercised its right to redeem all the Notes as described below, each holder will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.  If the Company or its subsidiaries engage in certain Asset Dispositions (as defined in the Indenture), the Company generally must, within specific periods of time, either prepay, repay or repurchase certain of its or its restricted subsidiaries' indebtedness or make an offer to purchase a principal amount of the Notes and certain other debt equal to the excess net cash proceeds, or invest the net cash proceeds from such sales in additional assets.  The purchase price of the Notes will be 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.  The Company may at any time and from time to time purchase Notes in the open market or otherwise.

The Company may redeem some or all of the Notes at any time prior to December 15, 2014, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.  The "Applicable Premium" means, with respect to any Note on any redemption date, the greater of: (a) 1.0% of the principal amount of such Note; and (b) the excess, if any, of (i) the present value at such redemption date of (A) the redemption price of such Note at December 15, 2014 (such redemption price being set forth in the table below), plus (B) all required interest payments due on such Note through December 15, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points; over (ii) the principal amount of such Note.

On and after December 15, 2014, the Company may redeem all or, from time to time, a part of the Notes (including any additional Notes) upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the Notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2014	104.250%
2015	102.125%
2016 and thereafter	100.000%

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In addition, until December 15, 2013, the Company may, at its option, redeem up to 35% of the original principal amount of the Notes and any issuance of additional Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date; provided that at least 65% of the original principal amount of the Notes and any issuance of additional Notes remains outstanding immediately after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

The Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things; incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchase of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

Holders of the Notes have the benefit of registration rights.  In connection with the issuance of the Notes, Darling and the Guarantors entered into a registration rights agreement (the "Notes Registration Rights Agreement") with the representative of the Initial Purchasers.  Darling and the Guarantors have agreed to consummate a registered exchange offer for the Notes within 270 days after the date of the Merger.  Darling and the Guarantors have agreed to file and keep effective for a certain time period a shelf registration statement for the resale of the Notes if an exchange offer cannot be effected and under certain other circumstances.  Darling will be required to pay additional interest on the Notes if it fails to timely comply with its obligations under the Notes Registration Rights Agreement until such time as it complies.

The Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the Indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes issued under the Indenture to be due and payable immediately.

The Credit Agreement and the Notes consisted of the following elements at January 1, 2011 and January 2, 2010, respectively (in thousands):

	January 1, 2011	January 2, 2010
Senior Notes
8.5% Senior Notes due 2018	$250,000	$–

Credit Agreement and Former Credit Agreement:
Term Loan	$300,000	$32,500
Revolving Credit Facility:
Maximum availability	$325,000	$125,000
Borrowings outstanding	160,000	–
Letters of credit issued	23,383	15,852
Availability	$141,617	$109,148

In connection with the Credit Agreement and the Notes the Company incurred approximately $24.0 million of deferred loan costs.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The obligations under the Credit Agreement are guaranteed by Darling National, Griffin, and its subsidiary, Craig Protein Division, Inc ("Craig Protein"”) and are secured by substantially all of the property of the Company, including a pledge of 100% of the stock of all material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  The Notes are guaranteed on an unsecured basis by Darling’s existing restricted subsidiaries, including Griffin and all of its subsidiaries, other than Darling’s foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets.  The Notes rank equally in right of payment to any existing and future senior debt of Darling.  The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of assets securing such debt.  The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes.  The guarantees by the Guarantors (the "Guarantees") rank equally in right of payment to any existing and future senior indebtedness of the guarantors.  The Guarantees will be effectively junior to existing and future secured debt of the Guarantors including debt under the Credit Agreement, to the extent the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each Guarantor that do not guarantee the Notes.

As of January 1, 2011, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and Indenture.

Debt consists of the following (in thousands):

	January 1, 2011	January 2, 2010
Credit Agreement:
Revolving Credit Facility	$160,000	$–
Term Loan	300,000	32,500
8.5% Senior Notes due 2018	250,000	–
Other Notes	39	48
	710,039	32,548
Less Current Maturities	3,009	5,009
	$707,030	$27,539

Maturities of long-term debt at January 1, 2011 follow (in thousands):

Contractual Debt Payment
2011	$3,009
2012	2,260
2013	3,010
2014	3,760
2015	163,000
thereafter	535,000
$710,039

As of January 1, 2011, current maturities of debt of $3.0 million will be due during fiscal 2011, which include scheduled term loan principal payments of $0.75 million due each calendar quarter.

The Company entered into a Bridge Facility (the "Bridge Facility") commitment with the parties to the Senior Secured Facilities in the aggregate principal amount not to exceed $250.0 million.  The proceeds of the Bridge Facility if drawn were to be used to finance in part the Griffin Transaction.  The Bridge Facility was available to ensure that the Griffin Transaction would close if certain unsecured financing related to the Company's acquisition did not get issued prior to the closing of the Merger.  The Company incurred a commitment fee of approximately $3.1 million for the Bridge Facility. The Company recorded the commitment fee as interest expense when the Bridge Facility expired.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 10.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 1, 2011	January 2, 2010
Accrued pension liability (Note 13)	$18,068	$19,060
Reserve for self insurance, litigation, environmental and tax matters (Note 17)	26,756	14,610
Other	5,936	2,473
	$50,760	$36,143

NOTE 11.	INCOME TAXES

FASB authoritative guidance prescribes accounting for and disclosure of uncertain tax positions ("UTP") and requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FASB authoritative guidance permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  A change in judgment related to the expected ultimate resolution of UTP is recognized in earnings in the quarter of change.  At January 1, 2011 and January 2, 2010, the Company had $0.1 million, respectively of gross unrecognized tax benefits; if recognized, the net impact on the Company’s effective tax rate would be less than $0.1 million, respectively.  The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

In fiscal 2010, the Company's major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2006.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but is generally from three to five years.  Currently, several state examinations are in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company's unrecognized tax positions in fiscal 2011.

Income tax expense/(benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009
Current:
Federal	$21,491	$11,741	$29,193
State	4,356	2,702	5,152
Deferred:
Federal and State	253	10,646	1,009
	$26,100	$25,089	$35,354

Income tax expense for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	January 1, 2011	January 2, 2010	January 3, 2009
Computed “expected” tax expense	$24,620	$23,408	$31,471
State income taxes	2,679	2,491	3,436
Section 199 deduction	(2,079)	(744)	(1,257)
Non-deductible employee compensation	363	201	993
Tax credits	(80)	(441)	(128)
Reversal of reserve for taxes	(52)	(212)	(19)
Other, net	649	386	858
	$26,100	$25,089	$35,354

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2011 and January 2, 2010 are presented below (in thousands):

	January 1, 2011	January 2, 2010
Deferred tax assets:
Net operating loss carryforwards	$1,754	$2,196
Loss contingency reserves	9,941	7,330
Employee benefits	3,453	3,070
Pension liability	12,623	14,088
Intangible assets amortization, including taxable goodwill	233	552
Other	6,705	4,290
Total gross deferred tax assets	34,709	31,526
Less valuation allowance	(45)	(175)
Net deferred tax assets	34,664	31,351

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	–	–
Property, plant and equipment depreciation	(23,192)	(21,788)
Other	(10,438)	(8,682)
Total gross deferred tax liabilities	(33,630)	(30,470)
	$1,034	$881

At January 1, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.7 million expiring through 2020.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of the net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses.

The net change in the total valuation allowance was a decrease of approximately $0.1 million for the year ended January 1, 2011 due to the expiration of net operating loss carryforwards.  The Company has assessed that it is more likely than not that it will generate sufficient taxable income in future periods to realize its deferred income tax assets.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 12.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On December 21, 2010 a special meeting of the stockholders was held and a proposal to approve an amendment to Darling's restated certificate of incorporation, as amended, to increase the total number of authorized shares of common stock, par value $0.01, from 100,000,000 to 150,000,000 was approved.

On May 11, 2005, the shareholders approved the Company's 2004 Omnibus Incentive Plan (the "2004 Plan").  The 2004 Plan replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company.   On May 11, 2010, the shareholders reapproved the performance measures under the 2004 Plan.  Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan.  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan.  The 2004 Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2004 Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan.  The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant.  At January 1, 2011, the number of common shares available for issuance under the 2004 Plan was 1,933,217.

The following is a summary of stock-based compensation granted during the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

Nonqualified Stock Options.  On February 27, 2008, the Company granted 20,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for February 27, 2008 stock options was $13.55 per share (fair market value at grant date).  On May 6, 2008 following a new director’s initial election to the board by the stockholders, the Company granted 4,000 nonqualified stock options to the most recent non-employee director.  The exercise price for the May 6, 2008 stock options was $16.20 per share (fair market value at the grant date).  On March 10, 2009, the Company granted 24,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for the March 10, 2009 stock options was $2.94 per share (fair market value at the close of the trading day immediately preceding the grant date).  On March 9, 2010, the Company granted 24,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of the non-employee director stock options vest 25 percent six months after the grant date and 25 percent on each of the first three anniversary dates thereafter.

On March 9, 2010, the Company's board of directors granted 53,722 nonqualified stock options in the aggregate under the Company’s long term incentive program to certain of the Company’s employees.  The exercise price for March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter.

Incentive Stock Options. For fiscal 2010, 2009 and 2008 the Company did not issue any incentive stock options.

A summary of stock option activity as of January 1, 2011 and changes during the year ended is presented below.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 2, 2010	810,205	$3.75
Granted	77,722	8.21
Exercised	(20,905)	1.68
Forfeited	–	N/A
Expired	–	N/A
Options outstanding at January 1, 2011	867,022	$4.20	4.5 years
Options exercisable at January 1, 2011	790,727	$3.85	4.0 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2010, 2009 and 2008.

Weighted Average	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.73%	2.31%	3.24%
Expected term	5.77 years	5.80 years	5.80 years
Expected volatility	60.2%	58.4%	42.0%
Fair value of options granted	$4.80	$1.76	$6.23

The expected lives for options granted during fiscal 2010, 2009 and 2008 were computed using the simplified method.

At January 1, 2011, $7.8 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.9 years.

For the years ended January 1, 2011 and January 2, 2010, the amount of cash received from the exercise of options was insignificant and the related tax benefits were approximately $0.2 million and less than $0.1 million, respectively.  For the year ended January 3, 2009 the amount of cash received from the exercise of options was approximately $0.3 million and the related tax benefits were approximately $2.3 million.  The total intrinsic value of options exercised for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was approximately $0.1 million, $0.1 million and $6.4 million, respectively.  The fair value of shares vested for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was approximately $2.0 million, $0.7 million and $0.6 million, respectively.  At January 1, 2011, the aggregate intrinsic value of options outstanding was approximately $7.9 million and the aggregate intrinsic value of options exercisable was approximately $7.5 million.

Non-Vested Stock Awards.  On March 3, 2008, the Company's board of directors granted 67,411 shares of stock under the Company's long term incentive program.  At the grant date 16,853 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grant in equal installments.  On March 10, 2009, the Company’s board of directors granted 410,076 shares of stock, 366,326 shares were under the Company’s long term incentive program and 43,750 shares were granted as a one-time issuance to other employees not part of the Company’s long term incentive award program.  At the March 10, 2009 grant date 102,518 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments.  On March 9, 2010, the Company's board of directors granted 241,183 shares of stock, 161,183 shares were under the Company's long term incentive program and 80,000 shares were granted as a one-time issuance to other employees not part of the Company’s long term incentive award program.  On November 11, 2010, the Company's board of directors approved award opportunities for 640,000 non-vested restricted shares at $12.53 (fair market value at grant date) under the Company's 2010 Special Incentive Program (as more fully described below).  These restricted shares vest upon the closing of the Merger and achievement of certain varying market conditions over vesting periods spanning 4 years.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

A summary of the Company’s non-vested stock awards as of January 1, 2011, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2010	341,261	$4.02
Shares granted	881,183	8.98
Shares vested	(216,336)	6.89
Shares forfeited	–	–
Stock awards outstanding January 1, 2011	1,006,108	$7.75

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

Under the Director Restricted Stock Plan, $20,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the fourth business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its earnings.  The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 9, 2010, the Company issued 14,616 share of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.  On March 10, 2009, the Company issued 40,818 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.  On March 3, 2008 and March 11, 2008, the Company issued 7,190 and 1,509 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.

A summary of the Company’s directors’ restricted stock awards as of January 1, 2011, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2010	79,532	$5.03
Restricted shares granted	14,616	8.21
Restricted shares where the restriction lapsed	–	N/A
Restricted shares forfeited	–	N/A
Stock awards outstanding January 1, 2011	94,148	$5.52

Long-Term Incentive Opportunity Awards. The Committee has adopted a Long-Term Incentive Plan (the "LTIP") for the Company's key employees, as a subplan under the terms of the 2004 Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2010 to certain of the Company's officers, including the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, Commodities, Legal, and Sales and Services (the "2010 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2010 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2010.  Accordingly, in accordance with the terms of the 2010 Restricted Stock and Option Awards, it is anticipated that the restricted stock representing 75% of the potential award and stock options representing 25% of the potential award will be granted and issued to the executives on the fourth business day after the Company releases its annual financial results for fiscal 2010. The amount of restricted stock and stock options to be issued was predetermined using the closing market price of the Company's common stock on January 8, 2010, the date of adoption of the LTIP program for fiscal 2010.  The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2009 to certain of the Company’s officers, including the Chief Executive Officer and the Executive Vice Presidents of Finance and Administration, Operations, Commodities, Legal, and Sales and Services (the "2009 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2009 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2009.  Accordingly, in accordance with the terms of the 2009 Restricted Stock and Option Awards, the restricted stock representing 75% of the award and stock options representing 25% of the award were granted and issued to the executives on the fourth business day after the Company released its annual financial results for fiscal 2009.  The amount of restricted stock and stock options granted and issued was calculated using the closing price of the Company’s common stock on the third business day after the Company released its annual financial results for fiscal 2009.  The stock options have an exercise price equal to the fair market value of the Company’s common stock on the third business day after the Company released its annual financial results.

The above 2010 Restricted Stock and Option Awards and 2009 Restricted Stock and Option Awards are treated as a liability until the grant date when the number of shares and options to be issued is known, and then it becomes equity-classified.  At January 1, 2011 and January 2, 2010 the Company recorded a liability of approximately $2.6 million and $1.8 million on the balance sheet for the long-term incentive opportunities.

2010 Special Incentive Program Awards. On November 11, 2010, the Committee approved a 2010 Special Incentive Program (the "2010 Special Incentive Program") for certain key employees of the Company pursuant to the Company's 2004 Omnibus Incentive Plan, conditioned upon the closing of the Merger.  Under the 2010 Special Incentive Program, certain key employees (the "Participating Employees") upon successful completion of the Merger became eligible to receive a total of 640,000 shares of restricted stock.  The stock vests upon the closing of the Merger and achievement of certain varying market conditions over vesting periods spanning 4 years.  A Participating Employee will not be entitled to receive any grant under the Restricted Stock Award if such Participating Employee’s employment with the Company has terminated, voluntarily or involuntarily, prior to the determination that the conditions to receive the Restricted Stock Award have been fulfilled.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Effective January 1, 2008, the Darling National LLC Pension Retirement Plan was merged into the Darling International Inc. Hourly Employees' Retirement Plan, which plan was then amended and restated.  Employees from both plans are entitled to their accrued benefit as of December 31, 2007 under their prior plan design, plus benefit accruals after January 1, 2008 using the new benefit of $20 for each year of service with no cap on service years with no effect on accumulated benefits.  Previously, these hourly employees had been accruing $20-$30 per year of service, depending on location of employment.

Also effective January 1, 2008, the Darling International Inc. Salaried Employees' Retirement Plan, a defined benefit plan, was amended.  Effective January 1, 2008, all of the Company's eligible salaried employees participate in this plan, including all former Darling National salaried employees who did not have a defined benefit plan prior to January 1, 2008.  All eligible salaried employees are entitled to their accrued benefit as of December 31, 2007, which accrued benefit is an amount equal to 1.8% times years of service (up to 25 years) times final average pay plus 0.5% for each additional service year beyond 25 years, with a total service year cap of 40 years with no effect on accumulated benefits.  Effective January 1, 2008, for service years earned going forward, the benefit accrual will be 0.25% times years of service times final average pay.

Also effective January 1, 2008, the Darling National LLC Retirement Savings Plan was amended and restated to, among other things, update the plan for the Economic Growth and Tax Relief Reconciliation Act and change the name of the plan to the Darling International Inc. Hourly 401(k) Savings Plan.  Effective January 1, 2008, all of the Company’s hourly employees are eligible to participate in this plan, which allows for elective deferrals, an employer match equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year, and an employer contribution equal to $520 per year.  Previously, certain of the Company’s hourly employees were only given the opportunity to make deferrals.  The $520 employer contribution will be a new contribution for all participating hourly employees.  This plan accepted the transfer of assets and liabilities of the hourly employees that had account balances in the Darling International Inc. 401(k) Savings Plan which existed prior to January 1, 2008.  The Company's matching portion to the Darling International Inc. Hourly 401(k) Savings plan for fiscal 2010, fiscal 2009 and 2008 was approximately $0.7 million, $0.7 million and $0.6 million, respectively.

Effective January 1, 2008, the Darling International Inc. 401(k) Savings Plan, a defined contribution plan, was amended and restated and became the Darling International Inc. Salaried 401(k) Savings Plan and now includes all eligible salaried employees.  This plan received the assets and liabilities of participating salaried employees under the Darling National LLC Retirement Savings Plan.  Effective January 1, 2008, the Darling International Inc. Salaried 401(k) Savings Plan includes an employer contribution based on age (ranging from 2-5% of compensation per year), and will continue to allow for employee deferrals.  Previously, only the Darling National employees received an employer match, which was equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year.  The Company’s matching portion to the Darling International Inc. Salaried 401(k) Savings Plan for fiscal 2010, fiscal 2009 and 2008 was approximately $1.5 million, $1.5 million and $1.4 million, respectively.

Griffin employees are covered under separate qualified profit-sharing plans that cover substantially all salaried and office employees who qualify as to age and length of service and substantially all hourly employees other than office employees.  Each of these plans has an added 401(k) option, which includes a Griffin matching contribution.  For fiscal 2010 the amount of the Company’s profit-sharing and matching 401(k) match was immaterial.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

The following table sets forth the plans’ funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (January 1, 2011 and January 2, 2010) (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	January 1, 2011	January 2, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$103,159	$96,539
Service cost	1,056	984
Interest cost	5,959	5,767
Actuarial loss	4,996	3,768
Benefits paid	(3,794)	(3,914)
Other	–	15
Projected benefit obligation at end of period	111,376	103,159

Change in plan assets:
Fair value of plan assets at beginning of period	84,099	60,276
Actual return on plan assets	11,974	12,812
Employer contribution	1,029	14,925
Benefits paid	(3,794)	(3,914)
Fair value of plan assets at end of period	93,308	84,099

Funded status	(18,068)	(19,060)
Net amount recognized	$(18,068)	$(19,060)
Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$(18,068)	$(19,060)
Net amount recognized	$(18,068)	$(19,060)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$32,146	$35,866
Prior service cost	264	375
Net amount recognized (a)	$32,410	$36,241

  (a) Amounts do not include deferred taxes of $12.2 million and $13.7 million at January 1, 2011 and January 2, 2010, respectively.

	January 1, 2011	January 2, 2010
Projected benefit obligation	$111,376	$103,159
Accumulated benefit obligation	103,946	96,082
Fair value of plan assets	93,308	84,099

Net pension cost includes the following components (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009
Service cost	$1,056	$984	$1,067
Interest cost	5,959	5,767	5,442
Expected return on plan assets	(6,389)	(4,811)	(6,603)
Net amortization and deferral	3,242	4,321	472
Net pension cost	$3,868	$6,261	$378

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2010	2009
Actuarial gains recognized:
Reclassification adjustments	$1,917	$2,558
Actuarial (loss)/gain recognized during the period	361	2,592
Prior service (cost) credit recognized:
Reclassification adjustments	68	88
Prior service cost arising during the period	–	(9)
	$2,346	$5,229

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2011 is as follows (in thousands):

2011
Net actuarial loss	$2,724
Prior service cost	90
$2,814

Weighted average assumptions used to determine benefit obligations were:

	January 1, 2011	January 2, 2010	January 3, 2009
Discount rate	5.55%	5.90%	6.10%
Rate of compensation increase	4.16%	4.08%	4.08%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 1, 2011	January 2, 2010	January 3, 2009
Discount rate	5.90%	6.10%	6.00%
Rate of increase in future compensation levels	4.08%	4.08%	4.10%
Expected long-term rate of return on assets	7.85%	8.10%	8.10%

Consideration was made to the long-term time horizon for the plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years (except for 2008) having strong double digit returns as well as several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 7.85% for the plans' investments as a whole.

Plan Assets

The Company's pension plan weighted-average asset allocations at January 1, 2011 and January 2, 2010, by asset category, are as follows:

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Plan Assets at
Asset Category	January 1, 2011	January 2, 2010
Equity Securities	59.8%	61.1%
Debt Securities	40.2%	38.9%
Other	– %	– %
Total	100.0%	100.0%

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective.  The strategic asset allocation is based on this long-term perspective.  However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity.  Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.  The results of a thorough asset-liability study completed during 2008 reinforced the appropriateness of the Company's target asset allocation ranges described herein.

Based upon the plans’ time horizon, risk tolerances, performance expectations, asset class constraints and asset-liability study results, target asset allocation ranges are as follows:

Fixed Income	35% - 45%
Domestic Equities	45% - 55%
International Equities	7% - 13%

The fixed income allocation is invested in corporate and government bonds primarily denominated in U.S. dollar, private and publicly traded mortgages, private placement debt and cash equivalents.  The average maturity of these issues does not exceed ten years.  The portfolio is expected to be well-diversified.

The domestic equity allocation is invested in stocks traded on one of the U.S. stock exchanges.  Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased.  The majority of the domestic equities are invested in mutual funds that are well-diversified among growth and value stocks categorized in large, mid and small cap asset classes.  By definition, small cap investments carry greater risk than large and mid cap, but also are expected to create greater returns over time than large and mid cap.  By definition large cap investments carry less risk than small and mid cap, and are expected to return less than small and mid cap over time.  By definition mid cap investments fall between small and large cap stocks concerning riskiness and expected return.  Small company definitions fluctuate with market levels but generally will be considered companies with market capitalizations between $300 million and $2 billion.  The portfolio will be diversified in terms of individual company securities and industries.  No individual equity or individual fixed income investment comprised more than 1.5% of the defined benefit plans' total assets (excluding U.S. government issues).

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The international equity allocation is invested in companies whose stock is traded outside the U.S. and/or companies that conduct the major portion of their business outside of the U.S.  The portfolio may invest in ADR's.  The emerging market portion of the international equity investment is held below 10% due to greater volatility in the asset class.  The portfolio is well-diversified in terms of companies, industries and countries.

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five to seven years.  Reallocations are performed on a monthly basis to retain target allocation ranges.

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as January 2, 2010
Fixed Maturities:
Long-term bonds	$29,879	$—	$29,879	$—
U.S. Government bonds	2,193	—	2,193	—
Equity Securities:
Common stocks	50,527	—	50,527	—
Other equity interests	1,500	—	1,500	—
Totals	$84,099	—	$84,099	$—

Balances as January 1, 2011

Fixed Income:
Long Term	$32,734	$32,734	$—	$—
Short Term	4,741	4,298	443	—

Equity Securities:
Domestic equities	45,465	45,465	—	—
International equities	10,368	10,368	—	—
Totals	$93,308	$92,865	$443	$—

In fiscal 2009 the defined benefit plans' assets were 100% comprised of purchased units of pooled separate accounts ("PSA").  The net assets values of the PSA’s are not publicly-quoted in an active market.  The net assets value of each PSA is based on the market value of the underlying investments.  During fiscal 2010 the Company increased its pension investment options allowing for investing directly into mutual funds whereby the Company believes it gives the pension plan assets more options and a greater long term return potential.  As a result the Company has transferred its pension assets in fiscal 2010 from PSA accounts to assets nearly 100% comprised of mutual funds, which are publicly traded in an active market.  The particular shares used in the defined benefit plans are either retirement plan shares or A-shares with no loads.  The fair value of each mutual fund is based on the market value of the underlying investments.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Based on current actuarial estimates, the Company expects to make payments of approximately $2.0 million to meet funding requirements for its pension plans in fiscal 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2011	$4,670
2012	4,760
2013	4,890
2014	5,380
2015	5,720
Years 2016 – 2020	33,340

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company's proportionate share of the over-and under-funded status of all actuarially computed value of vested benefits over these pension plans' net assets is not available.  The Company's portion of contributions to these plans amounted to $2.9 million, $2.8 million and $2.8 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  One multi-employer plan in which the Company participates gave notification of a mass withdrawal termination for the plan year ended June 30, 2007.  In April 2008 the Company made a lump sum settlement payment to this multi-employer plan for approximately $1.4 million, which included a release for any future liability.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participates.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of January 1, 2011, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 14.	DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  At January 1, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps and options that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that are considered cash flow hedges according to FASB authoritative guidance.  Under the terms of these swap agreements, beginning June 30, 2006, the cash flows from the Company’s $50.0 million floating-rate term loan facility under the former credit agreement had been exchanged for fixed-rate contracts that bear interest, payable quarterly.  The first swap agreement for $25.0 million matured April 7, 2012 bearing interest at 5.42%, which does not include the borrowing spread per the former credit agreement, with amortizing payments that mirror the old term loan facility.  The second swap agreement for $25.0 million matured April 7, 2012 bearing interest at 5.415%, which does not include the borrowing spread per the former credit agreement, with amortizing payments that mirror the old term loan facility.  The Company’s receive rate on each swap agreement was based on three-month LIBOR.  As a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid.  As such, the Company discontinued and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps.

In the fourth quarter of fiscal 2009, the Company entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the first quarter of fiscal 2010.  As of January 1, 2011 these cash flow hedges have expired and settled according to the contracts.

In fiscal 2010, the Company has entered into natural gas contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the second quarter of fiscal 2011.  As of January 1, 2011, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at January 1, 2011 into earnings over the next 12 months will be approximately $1.0 million.  As of January 1, 2011, approximately $0.3 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of January 1, 2011 and January 2, 2010 (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	January 1, 2011	January 2, 2010
Natural gas swaps	Other current assets	$ 135	$ 228

Total derivatives designated as hedges		$ 135	$ 228

Derivatives not Designated as Hedges
Natural gas swaps	Other current assets	$ 212	$ –
Heating oil swaps	Other current assets	81	84

Total derivatives not designated as hedges		$ 293	$ 84

Total asset derivatives		$ 428	$ 312

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	January 1, 2011	January 2, 2010
Interest rate swaps	Other noncurrent liabilities	$ –	$ 2,473
Natural gas swaps	Accrued expenses	16	–

Total derivatives designated as hedges		$ 16	$ 2,473

Derivatives not Designated as Hedges
Inventory swaps	Accrued Expenses	$ –	$ 3

Total derivates not designated as hedges		$ –	$ 3

Total liability derivatives		$ 16	$ 2,476

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended January 1, 2011 and January 2, 2010 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2010	2009	2010	2009	2010	2009

Interest rate swaps	$ (723)	$ (482)	$ (1,551)	$ (1,629)	$ 41	$ (27)
Natural gas swaps	(257)	(186)	(161)	(409)	(13)	5

Total	$ (980)	$ (668)	$ (1,712)	$ (2,038)	$ 28	$ (22)

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $1.0 million and approximately $0.7 million recorded net of taxes of approximately $0.4 million and approximately $0.3 million for the year ended January 1, 2011 and January 2, 2010, respectively.

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

At January 1, 2011, the Company had forward purchase agreements in place for purchases of approximately  $6.8 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 15.	FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following table presents the Company's financial instruments that are measured at fair value on a recurring basis as of January 1, 2011 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Fair Value Measurements at January 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$ 428	$ —	$ 428	$ —
Derivative liabilities	(16)	—	(16)	—
Total	$ 412	$ —	$ 412	$ —

Derivative assets consist of the Company's natural gas swap, natural gas option and heating oil swap contracts, which represents the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap and option rate considering the instruments term, notional amount and credit risk.  See Note 14 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company's natural gas swap contracts, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 14 Derivatives for breakdown by instrument type.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 16.	CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2010, 2009 and 2008.

NOTE 17.	CONTINGENCIES

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company's processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 1, 2011 and January 2, 2010, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $28.2 million and $15.6 million, respectively.  The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area.  The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the "Tierra/Maxus Litigation").  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. ("Tierra") and Maxus Energy Corporation ("Maxus"), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously.  Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey.  In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site.  As of the date of this report, the Company has not agreed to participate in the funding group.  The Company’s ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company’s financial position or results of operation.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.	BUSINESS SEGMENTS

As of January 1, 2011, the Company sells its products domestically and internationally and operates within three industry segments:  Rendering, Restaurant Services and Bakery.  The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Rendering
Rendering operations process poultry and animal by-products into protein (primarily MBM and PM (feed grade and pet food), BFT and PG), which MBM and PM collectively are approximately $243.5 million, $244.7 million and $259.9 million of net Rendering sales for the year ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively and BFT and PG, which collectively are approximately $262.9 million, $187.8 million and $276.6 million of net sale for the year ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Restaurant Services
Restaurant Services consists of collecting used cooking oil from restaurants and processes it into finished products, such as YG used as high-energy animal feed ingredients and industrial oils.  This finished product of YG was approximately $136.2 million, $95.9 million and $186.3 million of net Restaurant Services sales for the year ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  Restaurant Services also provides grease trap servicing.  Included in restaurant services is the National Service Center (“NSC”).  The NSC schedules services such as fat and bone and used cooking oil collection as well as trap cleaning for contracted customers using the Company’s resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others.  The Company processes the raw materials into Cookie Meal® or BBP.

Business Segment Net Revenues (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Rendering:
Trade	$536,935	$458,573	$585,108
Intersegment	15,333	16,216	50,832
	552,268	474,789	635,940
Restaurant Services:
Trade	177,750	139,233	222,384
Intersegment	28,774	13,126	10,118
	206,524	152,359	232,502
Bakery:
Trade	10,224	–	–
Intersegment	–	–	–
	10,224	–	–

Eliminations	(44,107)	(29,342)	(60,950)
Total	$724,909	$597,806	$807,492

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Included in Corporate Activities are general corporate expenses and the amortization of intangibles related to "Fresh Start Reporting."

Business Segment Profit/(Loss)  (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Rendering	$100,940	$94,446	$101,439
Restaurant Services	31,562	15,251	29,896
Bakery	1,425	–	–
Corporate Activities	(80,947)	(64,802)	(73,755)
Interest expense	(8,737)	(3,105)	(3,018)
Net income	$44,243	$41,790	$54,562

Certain assets are not attributable to a single operating segment but instead relate to multiple operating segments operating out of individual locations.  These assets are utilized by both the Rendering and Restaurant Services business segments and are identified in the category Combined Rendering/Restaurant Services.  Depreciation of Combined Rendering/Restaurant Services assets is allocated based upon an estimate of the percentage of corresponding activity attributed to each segment.  Additionally, although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" in 1993 is not considered in the measure of operating segment profit/(loss) and is included in Corporate Activities.

Business Segment Assets (in thousands):

	January 1, 2011	January 2, 2010
Rendering	$925,249	$171,005
Restaurant Services	76,945	65,184
Combined Rendering/Restaurant Services	100,525	100,173
Bakery	166,658	–
Corporate Activities	112,881	89,809
Total	$1,382,258	$426,171

Business Segment Property, Plant and Equipment (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009
Depreciation and amortization:
Rendering	$22,173	$16,648	$14,270
Restaurant Services	5,786	5,284	4,310
Bakery	426	–	–
Corporate Activities	3,523	3,294	5,853
Total	$31,908	$25,226	$24,433
Capital expenditures:
Rendering	$5,739	$5,071	$11,723
Restaurant Services	1,791	1,211	610
Combined Rendering/Restaurant Services	13,901	13,384	15,776
Bakery	165	–	–
Corporate Activities	3,124	3,972	2,897
Total (a)	$24,720	$23,638	$31,006

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(a)
Excludes the capital assets acquired as part of the acquisition of assets related to the Griffin Transaction and Nebraska Transaction in fiscal 2010 of approximately$243.7 million, the Sanimax Transaction and Boca Transaction in fiscal 2009 of approximately $8.0 million and the API Transaction in fiscal 2008 of approximately $3.4 million.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009
Domestic	$653,909	$526,975	$675,257
Foreign	71,000	70,831	132,235
Total	$724,909	$597,806	$807,492

The Company attributes revenues from external customers to individual foreign countries based on the destination of the Company's shipments.  For fiscal 2010, 2009 and 2008, no individual foreign country comprised more than 5% of the Company’s consolidated revenue.

NOTE 19.	QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended January 1, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$162,782	$166,210	$168,685	$227,232
Operating income	19,583	18,914	19,318	24,698
Income from operations before income taxes	18,139	17,577	17,704	16,923
Net income	11,478	11,371	11,382	10,012

Basic earnings per share	0.14	0.14	0.14	0.12
Diluted earnings per share	0.14	0.14	0.14	0.12

	Year Ended January 2, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$133,000	$155,298	$159,936	$149,572
Operating income	8,763	20,276	25,396	16,504
Income from operations before income taxes	7,868	19,274	24,819	14,918
Net income	4,810	11,699	16,073	9,208

Basic earnings per share	0.06	0.14	0.20	0.11
Diluted earnings per share	0.06	0.14	0.19	0.11

(a)	Included in net income in the fourth quarter of fiscal 2010 are costs incurred as part of the Griffin Transaction for consulting, legal and financing in the amount of approximately $13.7 million.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 20.	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU amends Topic 350, Intangibles-Goodwill and Other.  The new standard requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity's ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  The Company is required to adopt ASU 2010-28 on January 2, 2011 and it is not expected to have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations.  The ASU amends Topic 805, Business Combinations.  The new standard provides for changes to the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt ASU 2010-29 on January 2, 2011 and it is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 21.	SUBSEQUENT EVENTS

The Company announced on January 21, 2011, a wholly-owned subsidiary of the Company entered into a limited liability company agreement (the "JV Agreement") with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "Joint Venture").  The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a site adjacent to Valero's St. Charles refinery near Norco, Louisiana (the "Facility").  On January 20, 2011, the U.S. Department of Energy ("DOE") offered to the Joint Venture a conditional commitment to issue an approximately $241 million loan guarantee (the "DOE Guarantee") under the Energy Policy Act of 2005 to support the construction of the Facility.  Through equity investments into the Joint Venture, each of Darling and Valero are committed to contributing approximately $93.2 million (the "Equity Commitment") of the estimated aggregate costs of approximately $427.0 million for completion of the Facility.  As part of the terms and conditions of the DOE Guarantee, until the Company's Equity Commitment has been paid in full or repayment of the DOE Guarantee, the Company has to commit to, among other things, a sponsor completion guarantee covering certain costs of the construction of the Facility and the Company must maintain a cash balance of approximately $27 million (less the pro rata portion of the Company's Equity Commitment made prior to such date) in a segregated financial account, the proceeds of which will be used solely to fund the Company's Equity Commitment required under the DOE Guarantee and its related documentation.  The Company's funds on deposit in such segregated financial account cannot at any time be lower than the initial funding less one third of the portion of the Equity Commitment that the Company has made.  The Company will not have access to those funds for any other part of the Company's business.  The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility.  Further, the Company will have to grant a security interest in substantially all of the assets of the Joint Venture, including providing a pledge of all of the Company's equity interests in the Joint Venture, for the benefit of the DOE until the loan guaranteed by the DOE Guarantee has been paid in full and the DOE Guarantee has terminated in accordance with its terms.

On January 27, 2011, the Company entered into an underwritten public offering for 24,193,548 shares of its common stock, at a price to the public of $12.70 per share, pursuant to an effective shelf registration statement. The offering closed on February 2, 2011.  In addition, certain former stockholders of Griffin Industries, Inc. (pursuant to such stockholders' contractual registration rights) granted the underwriters a 30-day option, which the underwriters subsequently exercised in full, to purchase from them up to an additional 3,629,032 shares of Darling common stock to cover over-allotments.  The Company used the net proceeds of approximately $292.7 million from the offering to repay all of its outstanding revolver balance and a portion of its term loan facility under the Company's Credit Agreement.  Darling did not receive any proceeds from the sale of shares by the former stockholders of Griffin.

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9.A	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2011. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 1, 2011.

In December 2010, the Company acquired Griffin Industries, Inc. (Griffin).  The Company is currently in the process of integrating Griffin pursuant to the Sarbanes-Oxley Act of 2002.  The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed.  The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.  Because of the size and complexity of Griffin and the timing of the acquisition, the internal controls over financial reporting of Griffin were excluded from management’s assessment of the Company’s internal control over financial reporting as of January 1, 2011.  Griffin attributed approximately $27.7 million of the Company’s consolidated net operating revenues for the year ended January 1, 2011, and represented approximately $924.8 million of the Company’s consolidated total assets as of January 1, 2011.

KPMG LLP, the registered public accounting firm that audited the Company's financial statements, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

(b)    Attestation Report of the Registered Public Accounting Firm.  The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, except for the acquisition of Griffin as discussed above, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9.B	OTHER INFORMATION

         None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled "Election of Directors,"  "Our Management - Executive Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Committees of the Board - Audit Committee" included in the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has adopted the Darling International Inc. Code of Business Conduct ("Code of Business Conduct"), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel.  The Company has not granted any waivers to the Code of Business Conduct to date.  A copy of the Company’s Code of Business Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com.  Shareholders may request a free copy of our Code of Business Conduct from:

Brad Phillips
Darling International Inc.
251 O’Connor Ridge Blvd, Suite 300
Irving, Texas  75038
Phone:  972-717-0300
Fax:  972-717-1588
Email:  bphillips@darlingii.com

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled "Executive Compensation," "Compensation Committee Report" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" included in the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled "Transactions with Related Persons, Promoters and Certain Control Persons"  "Corporate Governance – Code of Business Conduct" and "Corporate Governance - Independent Directors" included in the Company's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled "Ratification of Selection of Independent Registered Public Accountant" included in the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements are included in Item 8.

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	65

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	66

	Consolidated Balance Sheets
	January 1, 2011 and January 2, 2010	67
	Consolidated Statements of Operations-
	Three years ended January 1, 2011	68
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) -
	Three years ended January 1, 2011	69
	Consolidated Statements of Cash Flows -
	Three years ended January 1, 2011	71

	Notes to Consolidated Financial Statements	72

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits.

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated as of November 9, 2010, by and among Darling International Inc., DG Acquisition Corp., Griffin Industries, Inc. and Robert A. Griffin, in his capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.3
Indenture, dated as of December 17, 2010, by and among Darling International Inc., Darling National LLC, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

4.4
Supplemental Indenture, dated as of December 17, 2010, by and among Griffin Industries, Inc., Craig Protein Division, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

4.5
Form of Senior Indenture for Debt Securities of Darling International Inc. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed November 17, 2010 and incorporated herein by reference).

4.6
Form of Subordinated Indenture for Debt Securities of Darling International Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed November 17, 2010 and incorporated herein by reference).

10.1 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.2
Registration Rights Agreement, dated as of December 17, 2010, by and among Darling International Inc., the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities LLC,, as representative of the several initial purchasers named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of December 17, 2010, by and among Darling International Inc. and each of the stockholders named therein (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.4
Rollover Agreement, dated as of November 9, 2010, by and among Darling International Inc., certain investors named therein and Robert A. Griffin, in his capacity as the Investors’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 and incorporated herein by reference).

10.5
Credit Agreement, dated as of December 17, 2010, by and among, Darling International Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of Montreal, as Syndication Agent, and PNC Bank, N.A. and Goldman Sachs Bank USA, as Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.6
Security Agreement, dated as of December 17, 2010, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.7
Guaranty Agreement, dated as of December 17, 2010, by Griffin Industries, Inc., Darling National LLC and Craig Protein Division, Inc (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.8
Limited Liability Company Agreement, dated as of January 21, 2011, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2011 and incorporated herein by reference).

10.9	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.10
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.11
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.12
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

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

10.20 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.21 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.22 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.23 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.24 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.25 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.26 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.27 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.28 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Robert A. Griffin (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.29 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Martin W. Griffin (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.30 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.31 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.32 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.33 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.34 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.35 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.36 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.37 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.38
Underwriting Agreement, dated as of January 27, 2011, by and among Darling International Inc., the selling stockholders signatory thereto and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule 1 thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010; (ii) Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (v) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 2, 2011
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President –	March 2, 2011
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	March 2, 2011
O. Thomas Albrecht

/s/ C. Dean Carlson	Director	March 2, 2011
C. Dean Carlson

/s/ Marlyn Jorgensen	Director	March 2, 2011
Marlyn Jorgensen

/s/ Charles Macaluso	Director	March 2, 2011
Charles Macaluso

/s/ John D. March	Director	March 2, 2011
John D. March

/s/ Michael Urbut	Director	March 2, 2011
Michael Urbut

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated as of November 9, 2010, by and among Darling International Inc., DG Acquisition Corp., Griffin Industries, Inc. and Robert A. Griffin, in his capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.3
Indenture, dated as of December 17, 2010, by and among Darling International Inc., Darling National LLC, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

4.4
Supplemental Indenture, dated as of December 17, 2010, by and among Griffin Industries, Inc., Craig Protein Division, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

4.5
Form of Senior Indenture for Debt Securities of Darling International Inc. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed November 17, 2010 and incorporated herein by reference).

4.6
Form of Subordinated Indenture for Debt Securities of Darling International Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed November 17, 2010 and incorporated herein by reference).

10.1 *	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 27, 1994, and incorporated herein by reference).

10.2
Registration Rights Agreement, dated as of December 17, 2010, by and among Darling International Inc., the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities LLC,, as representative of the several initial purchasers named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of December 17, 2010, by and among Darling International Inc. and each of the stockholders named therein (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.4
Rollover Agreement, dated as of November 9, 2010, by and among Darling International Inc., certain investors named therein and Robert A. Griffin, in his capacity as the Investors’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 and incorporated herein by reference).

10.5
Credit Agreement, dated as of December 17, 2010, by and among, Darling International Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of Montreal, as Syndication Agent, and PNC Bank, N.A. and Goldman Sachs Bank USA, as Documentation Agents (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.6
Security Agreement, dated as of December 17, 2010, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.7
Guaranty Agreement, dated as of December 17, 2010, by Griffin Industries, Inc., Darling National LLC and Craig Protein Division, Inc (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.8
Limited Liability Company Agreement, dated as of January 21, 2011, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2011 and incorporated herein by reference).

10.9	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.10
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.11
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.12
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

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

10.20 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.21 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.22 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.23 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.24 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.25 *	Amended and Restated Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.26 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.27 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.28 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Robert A. Griffin (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.29 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Martin W. Griffin (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.30 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.31 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.32 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.33 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.34 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.35 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.36 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.37 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.38
Underwriting Agreement, dated as of January 27, 2011, by and among Darling International Inc., the selling stockholders signatory thereto and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule 1 thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010; (ii) Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; (v) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.
*	Management contract or compensatory plan or arrangement.