Form 10-Q
period 2011-04-02
DARLING INTERNATIONAL INC
filed 2011-05-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
OR

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

There were 116,997,063 shares of common stock, $0.01 par value, outstanding at May 5, 2011.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 2, 2011 and January 1, 2011
(in thousands, except shares)

	April 2, 2011	January 1, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$38,046	$19,202
Restricted cash	384	373
Accounts receivable, net	98,091	87,455
Escrow receivable	16,267	16,267
Inventories	49,765	45,606
Income taxes refundable	—	1,474
Other current assets	9,599	8,833
Deferred income taxes	6,567	6,376
Total current assets	218,719	185,586
Property, plant and equipment, less accumulated depreciation of $247,689 at April 2, 2011 and $238,265 at January 1, 2011	393,313	393,420
Intangible assets, less accumulated amortization of $63,738 at April 2, 2011 and $56,689 at January 1, 2011	383,883	390,954
Goodwill	377,997	376,263
Other assets	31,157	36,035
	$1,405,069	$1,382,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9	$3,009
Accounts payable, principally trade	74,510	70,123
Income taxes payable	20,328	—
Accrued expenses	77,360	81,698
Total current liabilities	172,207	154,830
Long-term debt, net of current portion	370,028	707,030
Other non-current liabilities	46,810	50,760
Deferred income taxes	8,955	5,342
Total liabilities	598,000	917,962
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 117,526,920 and 93,014,691 shares issued at April 2, 2011 and at January 1, 2011, respectively	1,175	930
Additional paid-in capital	586,557	290,106
Treasury stock, at cost; 530,808 and 455,020 shares at April 2, 2011 and at January 1, 2011, respectively	(5,413)	(4,340)
Accumulated other comprehensive loss	(20,400)	(20,988)
Retained earnings	245,150	198,588
Total stockholders’ equity	807,069	464,296
	$1,405,069	$1,382,258

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 2, 2011 and April 3, 2010
(in thousands, except per share data)
(unaudited)

	April 2, 2011	April 3, 2010
Net sales	$439,898	$162,782
Costs and expenses:
Cost of sales and operating expenses	301,391	120,410
Selling, general and administrative expenses	30,693	15,765
Depreciation and amortization	19,681	7,024
Total costs and expenses	351,765	143,199
Operating income	88,133	19,583

Other income/(expense):
Interest expense	(14,228)	(910)
Other, net	(566)	(534)
Total other income/(expense)	(14,794)	(1,444)
Income from operations before income taxes	73,339	18,139
Income taxes	26,777	6,661
Net income	$46,562	$11,478

Basic income per share	$0.43	$0.14
Diluted income per share	$0.43	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 2, 2011 and April 3, 2010
(in thousands)
(unaudited)

	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$46,562	$11,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,681	7,024
Gain on disposal of property, plant, equipment and other assets	(40)	(5)
Deferred taxes	3,422	(779)
Increase in long-term pension liability	265	451
Stock-based compensation expense	1,214	545
Write-off deferred loan costs	4,184	—
Deferred loan cost amortization	900	148
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(11)	9
Accounts receivable	(12,370)	(2,355)
Income taxes refundable/payable	21,802	3,655
Inventories and prepaid expenses	(5,019)	(3,383)
Accounts payable and accrued expenses	(1,765)	(3,940)
Other	1,875	1,934
Net cash provided by operating activities	80,700	14,782
Cash flows from investing activities:
Capital expenditures	(12,757)	(4,605)
Investment in affiliate	(1,601)	—
Gross proceeds from disposal of property, plant and equipment and other assets	273	41
Payments related to routes and other intangibles	—	(174)
Net cash used by investing activities	(14,085)	(4,738)
Cash flows from financing activities:
Payments on long-term debt	(240,002)	(1,252)
Net payments on revolver	(100,000)	—
Deferred loan costs	(267)	—
Issuance of common stock	292,843	4
Minimum withholding taxes paid on stock awards	(1,154)	(442)
Excess tax benefits from stock-based compensation	809	182
Net cash used by financing activities	(47,771)	(1,508)
Net increase in cash and cash equivalents	18,844	8,536
Cash and cash equivalents at beginning of period	19,202	68,182
Cash and cash equivalents at end of period	$38,046	$76,718
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,579	$768
Income taxes, net of refunds	$1,205	$3,679

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 2, 2011
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. As further discussed in Note 3, on December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. and its subsidiaries (“Griffin”) pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the “Merger Agreement”), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling (“Merger Sub”), Griffin and Robert A. Griffin, as the Griffin shareholders' representative. Merger Sub was merged with and into Griffin (the “Merger”), and Griffin survived the Merger as a wholly-owned subsidiary of Darling (the “Griffin Transaction”). The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)) , hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 6 to the consolidated financial statements.

The accompanying consolidated financial statements for the three month periods ended April 2, 2011 and April 3, 2010, have been prepared in accordance with generally accepted accounting principles in the United States by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 2, 2011, and include the 13 weeks ended April 2, 2011, and the 13 weeks ended April 3, 2010.

(c)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(d)	Earnings Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method. As a result of the use of weighted average number of shares the full effect of the issuance of 24,193,548 shares as discussed in Note 9 are not in the below earnings per share calculation in fiscal 2011.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 2, 2011			April 3, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$46,562	108,573	$0.43	$11,478	82,288	$0.14
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		999			786
Less: Pro forma treasury shares		(407)			(404)
Diluted:
Net income	$46,562	109,165	$0.43	$11,478	82,670	$0.14

 For the three months ended April 2, 2011 and April 3, 2010, respectively, 77,834 and 101,722 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended April 2, 2011 and April 3, 2010, respectively, 378,787 and zero shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisitions

On December 17, 2010, Darling completed its acquisition of all of the shares of Griffin pursuant to the Merger Agreement. The Griffin Transaction will increase Darling's capabilities by growing revenues, diversifying the raw material supplies, increasing the ability to better serve the Company's customers and suppliers and providing new opportunities for business growth on a national platform.

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

Three Months Ended
April 3, 2010
Net sales	$305,338
Income from continuing operations	34,007
Net income	21,526
Earnings per share
Basic and diluted	$0.23

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Griffin Transaction actually occurred on January 4, 2009.

Total consideration paid in the Griffin Transaction was approximately $872.0 million and comprises $740.3 million in cash (including $33.6 million in escrow), the issuance of approximately 10.0 million shares of Darling common stock (valued at the fair market value at the closing of $13.06 or approximately $130.6 million), a $16.3 million escrow receivable for certain over funding of working capital, a $13.6 million accrued expense for the Company's election to step up the tax basis of the assets acquired in the Griffin Transaction and a long-term liability of approximately $3.8 million of contingent consideration for the true-up adjustment as further described below. The purchase price is subject to customary adjustments relating to the step up in tax basis and representations and warranties. During the first quarter of fiscal 2011 a working capital adjustment was made between bakery goodwill and accounts receivable of approximately $1.7 million. Subsequent to April 2, 2011, the Company received approximately $16.4 million from escrow representing the $16.3 million escrow receivable recorded for certain over funding of working capital and other final working capital adjustments. The cash consideration was funded primarily through borrowings under the Company's credit agreement and the sale of senior notes as further discussed in Note 8. The shares issued in the Griffin Transaction were issued on terms set forth in the rollover agreement, dated as of November 9, 2010, by and among Darling, certain of Griffin's shareholders who qualify as “accredited investors” (the “Rollover Shareholders”) pursuant to Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Robert A. Griffin, as such shareholders' representative (the “Rollover Agreement”), to the Rollover Shareholders.

The Rollover Agreement provides for a true-up adjustment in which additional cash of up to $15 million could be paid by Darling if on the True-Up Date (the last day of the 13th full consecutive month following the closing of the Merger), the True-up Market Price (as defined in the Rollover Agreement) is less than $10.002. If the True-Up Market Price exceeds $10.002 per share, no additional consideration will be paid. The Company initially valued this contingent consideration at fair value of approximately $3.8 million based on the probability that the Company's True-up Market Price as defined above will be less than $10.002 per share. At April 2, 2011 the additional contingent consideration was revalued to an estimated liability of approximately $1.2 million resulting in a reduction of approximately $2.6 million, which has been included in operating income. The Company is required to revalue the contingent consideration on a quarterly basis until the True-up Market Price is determined.

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

The Company notes that the Nebraska Transaction is not considered a related business, therefore pro forma results of operations for this acquisition have not been presented because the effect is not deemed material to revenues and net income of the Company for any fiscal period presented.

(4)    Investment in Affiliate

The Company announced on January 21, 2011 that a wholly-owned subsidiary of the Company entered into a limited liability company agreement (the “JV Agreement”) with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a site adjacent to Valero's St. Charles refinery near Norco, Louisiana (the “Facility”). On January 20, 2011, the U.S. Department of Energy (“DOE”) offered to the Joint Venture a conditional commitment to issue an approximately $241 million loan guarantee (the “DOE Guarantee”) under the Energy Policy Act of 2005 to support the construction of the Facility. Through equity investments into the Joint Venture, each of Darling and Valero are committed to contributing approximately $93.2 million (the “Equity Commitment”) of the estimated aggregate costs of approximately $427.0 million for completion of the Facility. As part of the terms and conditions of the DOE Guarantee, until the Company's Equity Commitment has been paid in full or repayment of the DOE Guarantee, the Company has to commit to, among other things, a sponsor completion guarantee covering certain costs of the construction of the Facility and the Company must maintain a cash balance of approximately $27 million (less the pro rata portion of the Company's Equity Commitment made prior to such date) in a segregated financial account, the proceeds of which will be used solely to fund the Company's Equity Commitment required under the DOE Guarantee and its related documentation. The Company's funds on deposit in such segregated financial account cannot at any time be lower than the initial funding less one third of the portion of the Equity Commitment that the Company has made. The Company will not have access to those funds for any other part of the Company's business. In addition to the segregated financial account requirement, the Company will be required to maintain, on each business day, average availability under a debt facility and in cash and/or cash equivalents (including any amounts in the segregated financial account) sufficient to fund the full amount of the Company's remaining Equity Commitment required under the DOE Guarantee and its related documentation. As a result of the requirements that the Company maintains a minimum cash balance in a segregated financial account and certain availability under a debt facility to cover the Company's Equity Commitment, such committed funds will not be available to the Company for other purposes, including other business opportunities, development costs for other projects, working capital and general corporate needs. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility. Further, the Company will have to grant a security interest in substantially all of the assets of the Joint Venture, including providing a pledge of all of the Company's equity interests in the Joint Venture, for the benefit of the DOE until the loan guaranteed by the DOE Guarantee has been paid in full and the DOE Guarantee has terminated in accordance with its terms. As of April 2, 2011 the Company has an investment in the Joint Venture of approximately $1.6 million which is included in other assets on the consolidated balance sheet and has recorded no earnings or losses for the three months ended April 2, 2011.

(5)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At April 2, 2011 and January 1, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $28.9 million and $28.2 million, respectively.  The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

(6)    Business Segments

Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. The Company sells its products domestically and internationally. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food grade)) and hides. Fat is approximately $236.2 million and $83.1 million of net sales for the three months ended April 2, 2011 and April 3, 2010, respectively and protein is approximately $110.1 million and $61.4 million of net sales for the three months ended April 2, 2011 and April 3, 2010, respectively. Rendering also provides grease trap servicing. Included in Rendering is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Rendering:
Trade	$371,570	$162,782
	371,570	162,782
Bakery:
Trade	68,328	—
	68,328	—
Total	$439,898	$162,782

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Rendering	$88,956	$29,303
Bakery	14,968	—
Corporate Activities	(43,134)	(16,915)
Interest expense	(14,228)	(910)
Net Income	$46,562	$11,478

 Business Segment Assets (in thousands):

	April 2, 2011	January 1, 2011
Rendering	$1,103,430	$1,102,719
Bakery	168,156	166,658
Corporate Activities	133,483	112,881
Total	$1,405,069	$1,382,258

(7)    Income Taxes

The Company has provided income taxes for the three-month periods ended April 2, 2011 and April 3, 2010, based on its estimate of the effective tax rate for the entire 2011 and 2010 fiscal years.

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

(8)    Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns for adjustments to interest rates under the Credit

Agreement based on defined leverage ratio levels. As of April 2, 2011, the Company had availability of $331.6 million under the revolving loan facility, taking into account outstanding borrowings of $60.0 million and letters of credit issued of $23.4 million. As of April 2, 2011, the Company had repaid approximately $240.0 million of the original $300.0 million term loan issued under the Credit Agreement, and had an outstanding remaining balance of approximately $60.0 million on its term loan facility. The amounts that have been repaid on the term loan may not be reborrowed. Quarterly amortization payments on the term loan of $0.15 million will begin on June 30, 2012, with the final installment due December 17, 2016. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $4.2 million, which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. With respect to any revolving facility loan, i) an alternate base rate means a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ to 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company's adjusted leverage ratio, and, ii) Eurodollar rate loans bear interest at a rate per annum based on the then applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company's adjusted leverage ratio. With respect to an alternate base rate loan that is a term loan, at no time will the alternate base rate be less than 2.50% per annum, plus the term loan alternate base rate margin of 2.50%. With respect to a LIBOR loan that is a term loan, at no time will the LIBOR rate applicable to the term loans (before giving effect to any adjustment for reserve requirements) be less than 1.50% per annum, plus the term loan LIBOR margin of 3.50%. At April 2, 2011 under the Credit Agreement, the interest rate for the $60.0 million of the term loan that was outstanding was based on LIBOR plus a margin of 3.5% per annum for a total of 5.0% per annum. The interest rate for $60.0 million of the revolver loan amount outstanding was based on base rate plus a margin of 2.25% per annum for a total of 5.50% per annum.

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

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “Notes”) under an indenture with U.S. Bank National Association, as trustee. Darling used the net proceeds from the sale of the Notes to finance in part the cash portion of the purchase price to be paid in connection with Darling's acquisition of Griffin. The Company will pay 8.5% annual cash interest on the Notes on June 15 and December 15 of each year, commencing June 15, 2011. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Notes.

The Company may at any time and from time to time purchase Notes in the open market or otherwise. The Notes are redeemable, in whole or in part, at any time on or after December 15, 2014 at the redemption prices specified in the indenture. Prior to December 15, 2014, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and an applicable premium as specified in the indenture.

Holders of the Notes have the benefit of registration rights. In connection with the issuance of the Notes, Darling and the subsidiary guarantors entered into a registration rights agreement (the “Notes Registration Rights Agreement”) with the representative of the initial purchasers. Darling and the guarantors have agreed to consummate a registered exchange offer for the Notes within 270 days after the date of the Merger. Darling and the guarantors have agreed to file and keep effective for a certain time period a shelf registration statement for the resale of the Notes if an exchange offer cannot be effected and under certain other circumstances. Darling will be required to pay additional interest on the Notes if it fails to timely comply with its obligations under the Notes Registration Rights Agreement until such time as it complies.

The indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things; incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchase of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

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

The Credit Agreement and the Notes consisted of the following elements at April 2, 2011 and January 1, 2011, respectively (in thousands):

	April 2, 2011	January 1, 2011
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$60,000	$300,000
Revolving Credit Facility:
Maximum availability	$415,000	$325,000
Borrowings outstanding	60,000	160,000
Letters of credit issued	23,383	23,383
Availability	$331,617	$141,617

The obligations under the Credit Agreement are guaranteed by Darling National, Griffin, and its subsidiary, Craig Protein Division, Inc (“Craig Protein”) and are secured by substantially all of the property of the Company, including a pledge of 100% of the stock of all material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. The Notes are guaranteed on an unsecured basis by Darling's existing restricted subsidiaries, including Darling National, Griffin and all of its subsidiaries, other than Darling's foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets. The Notes rank equally in right of payment to any existing and future senior debt of Darling. The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of assets securing such debt. The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes. The guarantees by the guarantors (the “Guarantees”) rank equally in right of payment to any existing and future senior indebtedness of the guarantors. The Guarantees will be effectively junior to existing and future secured debt of the guarantors including debt under the Credit Agreement, to the extent the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each guarantor that do not guarantee the Notes.

As of April 2, 2011, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

(9)    Stockholders' Equity

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

The Company used the net proceeds of approximately $292.7 million from the offering to repay all of its then outstanding revolver balance and a portion of its term loan facility under the Company's Credit Agreement. Darling did not receive any proceeds from the sale of shares by the former stockholders of Griffin.

(10)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. At April 2, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps and options that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps which ends April 7, 2012.

In fiscal 2010, the Company entered into natural gas contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the second quarter of fiscal 2011. As of April 2, 2011, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In the first quarter of fiscal 2011, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage for the second quarter of fiscal 2011. As of April 2, 2011, the contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 2, 2011 into earnings over the next 12 months will be approximately $1.0 million. As of April 2, 2011, approximately $0.3 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of April 2, 2011 and January 1, 2011 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	April 2, 2011	January 1, 2011
Natural gas swaps	Other current assets	$64	$135

Total derivatives designated as hedges		$64	$135

Derivatives not Designated as Hedges
Natural gas swaps and options	Other current assets	$138	$212
Heating oil swaps	Other current assets	233	81

Total derivatives not designated as hedges		$371	$293

Total asset derivatives		$435	$428

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 2, 2011	January 1, 2011
Natural gas swaps	Accrued expenses	$—	$16

Total derivatives designated as hedges		$—	$16

Total liability derivatives		$—	$16

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2011	2010	2011	2010	2011	2010
Interest rate swaps	$—	$320	$(319)	$(420)	$—	$2
Natural gas swaps	213	83	(150)	221	8	(5)

Total	$213	$403	$(469)	$(199)	$8	$(3)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.2 million and approximately $0.4 million recorded net of taxes of approximately $0.1 million and $0.2 million as of April 2, 2011 and April 3, 2010, respectively.

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

At April 2, 2011, the Company had forward purchase agreements in place for purchases of approximately $3.9 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in the FASB authoritative guidance.

(11)      Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  For the three months ended April 2, 2011 and April 3, 2010, total comprehensive income was $47.1 million and $11.8 million, respectively.

(12)    Revenue Recognition

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

Net pension cost for the three months ended April 2, 2011 and April 3, 2010 includes the following components (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Service cost	$295	$264
Interest cost	1,513	1,489
Expected return on plan assets	(1,722)	(1,597)
Amortization of prior service cost	22	28
Amortization of net loss	681	783
Net pension cost	$789	$967

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 2, 2011, the Company expects to contribute approximately $2.2 million to its pension plans to meet funding requirements during the next twelve months.

The Company participates in several multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts. The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participates. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability. As of April 2, 2011, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of April 2, 2011 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 2, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$435	$—	$435	$—
Total Assets	$435	$—	$435	$—

Derivative assets consist of the Company’s natural gas swap, natural gas option and heating oil swap contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based upon quoted market price the Company's Notes described in Note 8 have a fair value of approximately $272.5 million and $260.6 million compared to a carrying amount of $250.0 million at April 2, 2011 and January 1, 2011, respectively. The Company's term loans and revolver as described in Note 8 have a fair value based on rates the Company believes it would pay for debt of the same remaining maturity. The Company's term loan had a fair value of approximately $57.3 million and $300.0 million compared to a carrying amount of $60.0 million and $300.0 million at April 2, 2011 and January 1, 2011, respectively. The Company's revolver loan had a fair value of approximately $61.4 million and $160.0 million compared to a carrying amount of $60.0 million and $160.0 million at April 2, 2011 and January 1, 2011, respectively. The carrying amount for the Company's other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value.

(15)     New Accounting Pronouncements

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended January 1, 2011, and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. and its subsidiaries (“Griffin”) pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the “Merger Agreement”), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling (“Merger Sub”), Griffin and Robert A. Griffin, as the Griffin shareholders' representative. Merger Sub was merged with and into Griffin (the “Merger”), and Griffin survived the Merger as a wholly-owned subsidiary of Darling. The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. Comparative segment revenues and related financial information are discussed herein and are presented in Note 6 to the consolidated financial statements. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. As a result of the Merger, the Company's first quarter 2011 results include a full quarter of contribution of Griffin, as compared to no contribution from the Griffin assets in the first quarter of 2010. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 1, 2011.

During the first quarter of fiscal 2011 the Company's operating performance significantly improved relative to the first quarter of fiscal 2010. Results were positively influenced by the acquisition of Griffin Industries, strong finished product prices for proteins and fats, improved rendering and restaurant volumes, and a strong performance by the bakery waste recycling segment. Winter weather had a mixed impact on the Company as it provided additional rendering volume from mortalities but ultimately impeded the Company's ability to service many of the Company's suppliers during the first quarter of fiscal 2011. Finished product prices for fats were significantly improved from the first quarter of fiscal 2010 while protein prices were mixed to lower. The Company's natural gas costs for the first quarter of fiscal 2011 were lower as compared to the first quarter of fiscal 2010 while diesel prices continued to escalate consistent with the global rise in crude oil.

The bakery business segment made a solid contribution during the first quarter of fiscal 2011. First quarter volumes were consistent with traditional seasonality and winter weather also hampered the Company's collection effort during January and March. However, Cookie Meal® prices improved significantly over the first quarter of fiscal 2010 consistent with the rising price of corn, which drove bakery segment earnings.

Operating income increased by $68.5 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2011 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the First Quarter of 2011

•
The acquisition of Griffin has contributed a significant amount to the Company's operations during the current quarter. The financial impact of the acquisition of Griffin is summarized below in Results of Operations.

•
Significantly higher finished product prices for fats and higher prices for MBM as compared to first quarter of fiscal 2010 are a sign of improving U.S. and world economies and increased global demand for BFT and YG for use in bio-fuels and increased soybean meal demand. Finished product prices were favorable to the Company's sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management, is listed below in Summary of Key Indicators.

•
Higher raw material volumes were collected from suppliers during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Management believes the positive effect of the integration of prior year acquisition activity, excluding the effects of the acquisition of Griffin, and improving conditions in the U.S. economy contributed to the increase in raw material volumes collected by the Company during fiscal 2011 as compared to fiscal 2010. The financial impact of higher raw material volumes is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2011 and Thereafter

Critical Issues and Challenges:

•
The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken. Although Darling expects that Griffin's business will operate to a significant extent on an independent basis and that it will not require significant integration going forward for the Company to continue the operations of Griffin's business, this may not prove to be the case. The Company's management will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of Darling's business and the business of Griffin.

•
Finished product prices for MBM, BFT, PG, YG and BBP commodities have increased during the first three months of fiscal 2011 as compared to the same period of fiscal 2010.  No assurance can be given that this increase in commodity prices for various proteins, fats and bakery products will continue in the future, as commodity prices are volatile by their nature.  A future decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2011 and into future periods.

•
The Company's overall raw material volumes increased during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010 as beef volumes were higher. However, poultry volumes were down in the Southeast as higher corn ingredient costs impacted poultry processing rates. No assurance can be given that beef volumes will continue to increase and there is no assurance that poultry volumes will not decrease further in the future.  A future decrease in beef volumes or further decreases in poultry volumes could have a significant impact on the Company's earnings for the remainder of fiscal 2011 and into future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Lower natural gas prices were offset by higher diesel fuel prices during the first three months of fiscal 2011 as compared to the same period of fiscal 2010.  These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007 on February 3, 2010 the EPA finalized regulations for the National Renewable Fuel Standard Program (“RFS2”).  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 0.8 billion gallons in 2011 and 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions exceeding the 50% requirement established by the regulation.  Prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  Accordingly, changes to, a failure to enforce or discontinuing of these programs could have a negative impact on the Company’s business and results of operations.

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

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the “BSE Feed Rule”) to prevent further spread of BSE, commonly referred to as “mad cow disease.” Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef have been significantly re-opened, most of these markets remain closed to MBM derived from U.S. beef. Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

•
With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (“Enhanced BSE Rule”). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals (“Prohibited Cattle Materials”). Tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities cannot be fed to any animal. The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations. Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA continues to implement the Enhanced BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Enhanced BSE Rule will have a significant impact on the Company operations or financial performance. Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company's implementation of and compliance with the Enhanced BSE Rule will not negatively impact the Company's operations and financial performance.

•
With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the “Act”) was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients. The Act directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the Act, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance.” Stakeholder comments and questions about the Reportable Food Registry that were submitted to the docket or during public meetings were incorporated into a second draft guidance (“RFR Draft Guidance”), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals. The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it. On July 27, 2010, the FDA released “Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance” (“Draft CPG”), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Draft CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for. The impact of the Act and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report. The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the Act will have a significant impact on the Company's operations or financial performance. Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company's finished products could have a negative impact on the demands for the Company's finished products.

•
In addition, on January 4, 2011, President Barack Obama signed the Food Safety Modernization Act (“FSMA”) into law. As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. In addition, the FSMA requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms; requires registered facilities to perform hazard analysis and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increases the length of time that records are required to be retained; and regulates the sanitary transportation of food. Such new food safety provisions will require new FDA rule making. The Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA. Such rule making could, among other things, require the Company to amend certain of the Company's other operational policies and procedures. While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company's business or operations.

•
The emergence of diseases such as 2009 H1N1 flu (initially know as “Swine Flu”) and H5N1 avian influenza (“Bird Flu”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

Results of Operations

Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010

Summary of Key Factors Impacting First Quarter 2011 Results:

Principal factors that contributed to a $68.5 million increase in operating income, which are discussed in greater detail in the following section, were:

•13 weeks of contribution from the acquisition of Griffin,
•Changes in finished product prices,
•Decrease in purchase accounting contingency, and
•Increase in raw material volume.

These increases were partially offset by:

•Increases in payroll and incentive-related benefits, and
•Decreases in yield.

Summary of Key Indicators of 2011 Performance:

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food grade), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related Jacobsen index. During the first quarter of fiscal 2011, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2011, compared to average Jacobsen prices for the first quarter of fiscal 2010 follow:

	Avg. Price 1st Quarter 2011	Avg. Price 1st Quarter 2010	Increase/ (Decrease)	% Increase/ (Decrease)
Rendering Segment:
MBM (Illinois)	$335.81/ton	$296.56/ton	$ 39.25/ton	13.2%
Feed Grade PM (Carolina)	$360.24/ton	$372.25/ton	$ (12.01)/ton	(3.2)%
Pet Food PM (Southeast)	$563.93/ton	$707.38/ton	$(143.45)/ton	(20.3)%
BFT (Chicago)	$ 48.14/cwt	$ 29.32/cwt	$ 18.82/cwt	64.2%
PG (Southeast)	$ 44.89/cwt	$ 27.93/cwt	$ 16.96/cwt	60.7%
YG (Illinois)	$ 42.40/cwt	$ 24.89/cwt	$ 17.51/cwt	70.3%
Bakery Segment:
BBP (Chicago)	$219.92/ton	$137.01/ton	$ 82.91/ton	60.5%

 The overall increase in average MBM, BFT, PG, YG and BBP prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by lower feed grade and pet food PM prices and by a negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

Raw Material Volume.  Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as butcher shops, grocery stores and independent beef, pork and poultry processors and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food grade), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished products.

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

Net Sales.  The Company collects and processes animal by-products (fat, bones and offal), including hides, commercial bakery waste and used restaurant cooking oil principally to produce finished products of MBM, PM (feed grade and pet food grade), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products.  Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material.  Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During the first quarter of fiscal 2011, net sales were $439.9 million as compared to $162.8 million during the first quarter of fiscal 2010. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food grade) and hides. Fat is approximately $236.2 million and $83.1 million of net sales for the three months ended April 2, 2011 and April 3, 2010, respectively and protein is approximately $110.1 million and $61.4 million of net sales for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in sales due to acquisition of Griffin	$151.0	$68.3	$—	$219.3
Increase in finished product prices	58.7	—	—	58.7
Increase in raw material volume	0.9	—	—	0.9
Decrease in yield	(1.0)	—	—	(1.0)
Other sales decreases	(0.8)	—	—	(0.8)
	$208.8	$68.3	$—	$277.1

Further detail regarding the $208.8 million increase in sales in the Rendering Segment and the $68.3 million increase in sales in the Bakery Segment is as follows:

Rendering

Net Sales from Acquisition of Griffin: The Company's net sales have increased by $151.0 million in the Rendering Segment as a result of 13 weeks of contribution from the acquisition of Griffin. Higher finished product prices for both fats and proteins contributed to strong net sales.

Finished Product Prices:  Higher prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM and BFT, positively impacted the Company's finished product prices. In addition an increase in global demand for use of YG in bio-fuels positively impacted the Company's finished product prices. The $58.7 million increase in Rendering sales is due to a market-wide increase in MBM, BFT and YG prices. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT and YG.

Raw Material Volume:  The positive effect of the integration of prior year acquisition activity other than Griffin and overall improving conditions in the U.S. economy impacted the volume of raw material available for collection. The higher raw material volumes from Rendering Segment suppliers, which are processed into MBM, BFT and YG products, increased sales by $0.9 million. YG is derived from refining used cooking oil collected from the Company's food service establishment suppliers. MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment's suppliers. The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material. The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company's suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company's rendering process.

Yield:  The raw material processed in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 yielded less finished product for sale and decreased sales by $1.0 million.  The decrease in the relative portion of cattle offal in the raw material collected during the first quarter of fiscal 2011 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Other Sales:  The $0.8 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees, which more than offset increases in hide sales.

Bakery

Net Sales from Acquisition of Griffin: The Bakery segment was acquired in the Griffin acquisition and contributed $68.3 million of net sales during the first quarter of fiscal 2011. Higher finished product prices for BBP contributed to strong net sales.

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

During the first quarter of fiscal 2011, cost of sales and operating expenses were $301.4 million as compared to $120.4 million during the first quarter of fiscal 2010.  Increases in Rendering Segment cost of sales and operating expenses of $132.0 million and the increase in Bakery Segment cost of sales and operating expenses of $49.0 million accounted for the $181.0 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in cost of sales and operating expense due to
acquisition of Griffin	$94.9	$49.0	$—	$143.9
Increase in raw material costs	35.5	—	—	35.5
Increase in other	1.6	—	—	1.6
	$132.0	$49.0	$—	$181.0

Further detail regarding the $132.0 million increase in cost of sales and operating expenses in the Rendering Segment and the $49.0 million increase in the Bakery Segment is as follows:

Rendering

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $94.9 million in the Rendering Segment as a result of 13 weeks of contribution from the acquisition of Griffin.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG.  Since finished product prices were higher in the first three months of fiscal 2011 as compared to the same period in fiscal 2010, the raw material costs increased $35.5 million.

Other Expense:  The $1.6 million increase in other expense, which includes increases in payroll and related benefits, increases in repairs and maintenance and a slight increase in raw material volume costs more than offset a decrease in other sales costs. While natural gas and diesel fuel are major components of collection and factory operating costs, lower natural gas costs were offset by higher diesel fuel costs resulting in no change for the three months of fiscal 2011 as compared to the same period in fiscal 2010.

Bakery

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery segment increased $49.0 million as a result of 13 weeks of contribution from the acquisition of Griffin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $30.7 million during the first quarter of fiscal 2011, a $14.9 million increase (94.3%) from $15.8 million during the first quarter of fiscal 2010.  Selling, general and administrative expenses increased due to 13 weeks of contribution from the acquisition of Griffin, payroll and related expense increases primarily due to more favorable operations in fiscal 2011 as compared to fiscal 2010 and an increase in other costs, which includes increases in legal, consulting and audit expenses all of which was partially offset by a decrease in expense as a result of a decrease in the fair value of a purchase accounting contingency from the Griffin acquisition. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increases in selling, general and administrative expense
from 13 weeks of contribution related to Griffin	$6.8	$2.8	$4.5	$14.1
Increase in payroll and incentive-related benefits	—	—	1.8	1.8
Increase in other expense	—	—	1.6	1.6
Decrease in purchase accounting contingency	(2.1)	(0.5)	—	(2.6)
	$4.7	$2.3	$7.9	$14.9

Depreciation and Amortization.  Depreciation and amortization charges increased $12.7 million (181.4%) to $19.7 million during the first quarter of fiscal 2011 as compared to $7.0 million during the first quarter of fiscal 2010.  The increase in depreciation and amortization is primarily due to the acquisition of Griffin in December 2010.

Interest Expense. Interest expense was $14.2 million during the first quarter of fiscal 2011 compared to $0.9 million during the first quarter of fiscal 2010, an increase of $13.3 million, primarily due to an increase in debt outstanding as a result of the Griffin acquisition in December 2010 and a write-off of a portion of the Company's term loan facility's deferred loan costs of approximately $4.2 million relating to the extinguishment of a portion of the term loan facility.

Other Income/Expense. Other expense was $0.6 million in the first quarter of fiscal 2011, compared to $0.5 million during the first quarter of fiscal 2010.  The increase in other expense in the first quarter of fiscal 2011 is primarily due to a general increase in other non-operating expenses.

Income Taxes. The Company recorded income tax expense of $26.8 million for the first quarter of fiscal 2011, compared to $6.7 million recorded in the first quarter of fiscal 2010, an increase of $20.1 million, primarily due to increased pre-tax earnings of the Company in the first quarter of fiscal 2011.  The effective tax rate for the first quarter of fiscal 2011 and fiscal 2010 is 36.5% and 36.7%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) in connection with the Griffin acquisition, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns for adjustments to interest rates under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•
As of April 2, 2011, the Company had availability of $331.6 million under the revolving loan facility, taking into account outstanding borrowings of $60.0 million and letters of credit issued of $23.4 million.

•
As of April 2, 2011, the Company had repaid approximately $240.0 million of the original $300.0 million term loan issued under the credit agreement, and had an outstanding remaining balance of approximately $60.0 million on its term loan facility. The amounts that have been repaid on the term loan may not be reborrowed. Quarterly amortization payments on the term loan of $0.15 million will begin on June 30, 2012, with the final installment due December 17, 2016.

•
The obligations under the Company's credit agreement are guaranteed by Darling National, Griffin, and its subsidiary, Craig Protein Division, Inc. and are secured by substantially all of the property of the Company.

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the "Notes") under an indenture with U.S. Bank National Association, as trustee. The Company will pay 8.5% annual cash interest on the Notes on June 15 and December 15 of each year, commencing June 15, 2011. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Notes.

•
The Notes are guaranteed on an unsecured basis by Darling's existing restricted subsidiaries, including Darling National, Griffin and all of its subsidiaries, other than Darling's foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets. The Notes rank equally in right of payment to any existing and future senior debt of Darling. The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of assets securing such debt. The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes. The guarantees by the guarantors (the “Guarantees”) rank equally in right of payment to any existing and future senior indebtedness of the guarantors. The Guarantees will be effectively junior to existing and future secured debt of the guarantors including debt under the Credit Agreement, to the extent the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each Guarantor that do not guarantee the Notes.

As of April 2, 2011, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at April 2, 2011 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$60,000
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	60,000
Letters of credit issued	23,383
Availability	$331,617

The classification of long-term debt in the accompanying April 2, 2011 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On April 2, 2011, the Company had working capital of $46.5 million and its working capital ratio was 1.27 to 1 compared to working capital of $30.8 million and a working capital ratio of 1.20 to 1 on January 1, 2011.  The increase in working capital is primarily due to an increase in cash and commodity prices.  At April 2, 2011, the Company had unrestricted cash of $38.0 million and funds available under the revolving credit facility of $331.6 million, compared to unrestricted cash of $19.2 million and funds available under the revolving credit facility of $141.6 million at January 1, 2011.

Net cash provided by operating activities was $80.7 million and $14.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively, an increase of $65.9 million due primarily to an increase in net income of approximately $35.1 million and to changes in operating assets and liabilities that include an increase in income taxes payable of approximately $18.1 million.   Cash used by investing activities was $14.1 million for the three months ended April 2, 2011, compared to $4.7 million for the three months ended April 3, 2010, an increase of $9.4 million primarily due to an increase in cash paid for capital expenditures by Griffin which was acquired in December 2010.  Net cash used by financing activities was $47.8 million for the three months ended April 2, 2011, compared to $1.5 million for the three months ended April 3, 2010, an increase of $46.3 million, primarily due to repayments of debt in excess of cash received from issuance of stock as compared to debt payments in the prior year.

Capital expenditures of $12.8 million were made during the first three months of fiscal 2011, compared to $4.6 million in the first three months of fiscal 2010, for a net increase of $8.2 million (178.3%), due primarily to capital expenditures by Griffin which was acquired in December 2010 as compared to prior years capital expenditures that did not include Griffin.  Capital expenditures related to compliance with environmental regulations were $0.3 million and $0.2 million during the three months ended April 2, 2011 and April 3, 2010, respectively. The Company expects a continued elevated level of maintenance capital expenditures in order to maintain Griffin facilities and equipment in the current state.

Based upon the underlying terms of the Credit Agreement, no current debt is included in current liabilities on the Company’s balance sheet at April 2, 2011, as scheduled quarterly installment payments of $0.15 million on the outstanding term debt will begin June 30, 2012.

Based upon the annual actuarial estimate, current accruals and claims paid during the first quarter of fiscal 2011, the Company has accrued approximately $9.3 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 2, 2011.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $2.2 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible required contributions to its pension plans for the three months ended April 2, 2011 of approximately $0.2 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had, and further instability could in the future have, a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multi-employer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multi-employer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In the second quarter of fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In April 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of April 2, 2011, the Company has an accrued liability of approximately $1.1 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of April 2, 2011, the Company has $0.5 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  These federal tax credits expired on December 31, 2009; however, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into public law which extended the Alternative Fuel Mixture Credits through 2011 and made them retroactive to January 1, 2010. The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into the JV Agreement with a wholly-owned subsidiary of Valero to form the Joint Venture. The Joint Venture will be owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the Facility, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture intends to construct the Facility under an engineering, procurement and construction contract (“EPC Contract”) that will fix the Company's maximum economic exposure for the cost of the Facility. On January 20, 2011, the U.S. Department of Energy (“DOE”) offered to the Joint Venture a conditional commitment to issue an approximately $241 million loan guarantee (the “DOE Guarantee”) under the Energy Policy Act of 2005 to support the construction of the Facility. Each of Darling and Valero will be required, as a condition to the DOE Guarantee, to guarantee 50% of the costs of the completion of the Facility; however, the Company's obligations under the completion guarantee will be terminated if Congress repeals the biomass-based diesel mandate under RSF2 in its entirety. Through equity investments into the Joint Venture, each of Darling and Valero are committed to contributing approximately $93.2 million (the “Equity Commitment”) of the estimated aggregate costs of approximately $427.0 million for completion of the Facility. The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed. As part of the terms and conditions of the DOE Guarantee, until the Company's Equity Commitment has been paid in full or repayment of the DOE Guarantee, the Company has to commit to, among other things, a sponsor completion guarantee covering certain costs of the construction of the Facility and the Company must maintain a cash balance of approximately $27 million (less certain portions of the Company's Equity Commitment made prior to such date) in a segregated financial account, the proceeds of which will be used solely to fund the Company's Equity Commitment required under the DOE Guarantee and its related documentation. The Company's funds on deposit in such segregated financial account cannot at any time be lower than the initial funding less one third of the portion of the Equity Commitment that the Company has made. The Company will not have access to those funds for any other part of the Company's business. In addition to the segregated financial account requirement, the Company will be required to maintain, on each business day, average availability under a debt facility and in cash and/or cash equivalents (including any amounts in the segregated financial account) sufficient to fund the full amount of the Company's remaining Equity Commitment required under the DOE Guarantee and its related documentation. As a result of the requirements that the Company maintains a minimum cash balance in a segregated financial account and certain availability under a debt facility to cover the Company's Equity Commitment, such committed funds will not be available to the Company for other purposes, including other business opportunities, development costs for other projects, working capital and general corporate needs. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility. Further, the Company will have to grant a security interest in substantially all of the assets of the Joint Venture, including providing a pledge of all of the Company's equity interests in the Joint Venture, for the benefit of the DOE until the loan guaranteed by the DOE Guarantee has been paid in full and the DOE Guarantee has terminated in accordance with its terms. As of April 2, 2011 the Company has an investment in the joint venture of approximately $1.6 million which is included in other assets on the consolidated balance sheet and has recorded no earnings or losses for the three months ended April 2, 2011.

The Company's management believes that cash flows from operating activities consistent with the level generated in the first three months of fiscal 2011, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's implementation of and compliance with the Enhanced BSE Rule, including capital expenditures to comply with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations); increased contributions to the Company's multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2011 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first three months of fiscal 2011 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for the potential contributions to the Joint Venture, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to BSE or other regulations; unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a continued decline in raw material availability, a further decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, continued or escalated conflict in the Middle East, cost overruns in the construction of the Facility or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $17.6 million of commodity products consisting of approximately $13.7 million of finished products and approximately $3.9 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 2, 2011.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2011, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $14.2 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 2, 2011.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of January 3, 2010, except for the presentation of purchases, sales, issuances and settlement in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 2, 2011.  The adoption of the amendment for Level 3 did not have an impact to the consolidated financial statements of the Company.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, expectations for construction of the Facility and the Company’s financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended January 1, 2011, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Feed Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA; the Company's ability to bring its planned Joint Venture to construct a renewable diesel plant with Valero to fruition including the Joint Venture's ability to enter into a credit agreement providing adequate construction funding on acceptable terms and the possibility of cost overruns in constructing the Facility; and the Company's ability to combine Darling's business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supply and the price of natural gas and diesel fuel used in the Company's plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company's finished products are commodities that are generally sold at prices prevailing at the time of sale.
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At April 2, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps and options that did not qualify and were not designated for hedge accounting.
In fiscal 2010 and the first quarter of fiscal 2011, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB authoritative guidance. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through a portion of fiscal 2011. As of April 2, 2011, the aggregate fair value of these natural gas swaps was approximately $0.1 million and are included in current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and natural gas swaps and options that are marked to market because they did not qualify for hedge accounting at April 2, 2011. The heating oil swaps and natural gas swaps and options had an aggregate fair value of approximately $0.4 million and are included in current other assets at April 2, 2011.

As of April 2, 2011, the Company had forward purchase agreements in place for purchases of approximately $3.9 million of natural gas and diesel fuel in fiscal 2011. As of April 2, 2011, the Company had forward purchase agreements in place for purchases of approximately $13.7 million of finished product in fiscal 2011.

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

In December 2010, the Company acquired Griffin Industries, Inc. (Griffin). The Company is currently in the process of integrating Griffin pursuant to the Sarbanes-Oxley Act of 2002 (Sarbanes Act). The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011; (ii) Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010; (iv) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	May 12, 2011	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 12, 2011	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)