Form 10-Q
period 2011-10-01
DARLING INTERNATIONAL INC
filed 2011-11-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
OR

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

There were 117,056,981 shares of common stock, $0.01 par value, outstanding at November 3, 2011.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 1, 2011 and January 1, 2011
(in thousands, except shares)

	October 1, 2011	January 1, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$28,550	$19,202
Restricted cash	368	373
Accounts receivable, net	101,127	87,455
Escrow receivable	—	16,267
Inventories	66,546	45,606
Income taxes refundable	8,203	1,474
Other current assets	11,205	8,833
Deferred income taxes	6,785	6,376
Total current assets	222,784	185,586
Property, plant and equipment, less accumulated depreciation of $267,380 at October 1, 2011 and $238,265 at January 1, 2011	399,320	393,420
Intangible assets, less accumulated amortization of $77,274 at October 1, 2011 and $56,689 at January 1, 2011	369,898	390,954
Goodwill	381,635	376,263
Investment in unconsolidated subsidiary	12,898	—
Other assets	29,991	36,035
	$1,416,526	$1,382,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$314	$3,009
Accounts payable, principally trade	70,838	70,123
Accrued expenses	75,282	81,698
Total current liabilities	146,434	154,830
Long-term debt, net of current portion	309,719	707,030
Other non-current liabilities	34,014	50,760
Deferred income taxes	23,870	5,342
Total liabilities	514,037	917,962
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 117,590,822 and 93,014,691 shares issued at October 1, 2011 and at January 1, 2011, respectively	1,176	930
Additional paid-in capital	587,631	290,106
Treasury stock, at cost; 533,841 and 455,020 shares at October 1, 2011 and at January 1, 2011, respectively	(5,465)	(4,340)
Accumulated other comprehensive loss	(19,362)	(20,988)
Retained earnings	338,509	198,588
Total stockholders’ equity	902,489	464,296
	$1,416,526	$1,382,258

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended October 1, 2011 and October 2, 2010
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$455,875	$168,685	$1,366,383	$497,677
Costs and expenses:
Cost of sales and operating expenses	326,674	125,650	953,293	369,913
Selling, general and administrative expenses	35,487	16,094	100,272	48,096
Depreciation and amortization	18,953	7,623	57,689	21,853
Total costs and expenses	381,114	149,367	1,111,254	439,862
Operating income	74,761	19,318	255,129	57,815

Other expense:
Interest expense	(7,409)	(857)	(29,382)	(2,656)
Other, net	(1,041)	(757)	(2,437)	(1,739)
Total other expense	(8,450)	(1,614)	(31,819)	(4,395)

Equity in net loss of unconsolidated subsidiary	(170)	—	(1,344)	—
Income from operations before income taxes	66,141	17,704	221,966	53,420
Income taxes	25,009	6,322	82,045	19,189
Net income	$41,132	$11,382	$139,921	$34,231

Basic income per share	$0.35	$0.14	$1.23	$0.42
Diluted income per share	$0.35	$0.14	$1.22	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 1, 2011 and October 2, 2010
(in thousands)
(unaudited)

	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$139,921	$34,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,689	21,853
Gain on disposal of property, plant, equipment and other assets	144	152
Deferred taxes	18,119	358
Increase/(decrease) in long-term pension liability	(8,623)	1,156
Stock-based compensation expense	3,086	1,139
Write-off deferred loan costs	4,184	—
Deferred loan cost amortization	2,514	442
Equity in net loss of unconsolidated subsidiary	1,344	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	5	24
Accounts receivable	(15,406)	(910)
Escrow receivable	16,267	—
Income taxes refundable/payable	(6,729)	(2,260)
Inventories and prepaid expenses	(23,194)	(9,571)
Accounts payable and accrued expenses	(12,974)	2,096
Other	(2,181)	(574)
Net cash provided by operating activities	174,166	48,136
Cash flows from investing activities:
Capital expenditures	(44,021)	(15,880)
Acquisition	(164)	(18,194)
Investment in unconsolidated subsidiary	(14,242)	—
Gross proceeds from disposal of property, plant and equipment and other assets	1,000	158
Payments related to routes and other intangibles	—	(1,368)
Net cash used by investing activities	(57,427)	(35,284)
Cash flows from financing activities:
Payments on long-term debt	(240,007)	(3,757)
Net payments on revolver	(160,000)	—
Deferred loan costs	(482)	—
Issuance of common stock	293,189	17
Minimum withholding taxes paid on stock awards	(1,217)	(442)
Excess tax benefits from stock-based compensation	1,126	223
Net cash used by financing activities	(107,391)	(3,959)
Net increase in cash and cash equivalents	9,348	8,893
Cash and cash equivalents at beginning of period	19,202	68,182
Cash and cash equivalents at end of period	$28,550	$77,075
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,456	$2,237
Income taxes, net of refunds	$71,885	$21,831

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 1, 2011
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

The accompanying consolidated financial statements for the three and nine month periods ended October 1, 2011 and October 2, 2010, have been prepared in accordance with generally accepted accounting principles in the United States by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2011, as amended by Form 8-K filed on June 15, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 1, 2011, and include the 13 and 39 weeks ended October 1, 2011, and the 13 and 39 weeks ended October 2, 2010.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 1, 2011			October 2, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$41,132	117,050	$0.35	$11,382	82,452	$0.14
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		956			768
Less: Pro forma treasury shares		(351)			(404)
Diluted:
Net income	$41,132	117,655	$0.35	$11,382	82,816	$0.14

	Nine Months Ended
		October 1, 2011			October 2, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$139,921	114,214	$1.23	$34,231	82,395	$0.42
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		975			782
Less: Pro forma treasury shares		(371)			(406)
Diluted:
Net income	$139,921	114,818	$1.22	$34,231	82,771	$0.41

For the three months ended October 1, 2011 and October 2, 2010, respectively, 76,157 and 109,722 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended October 1, 2011 and October 2, 2010, respectively, 312,092 and zero shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 1, 2011 and October 2, 2010, respectively, 58,977 and 83,217 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended October 1, 2011 and October 2, 2010, respectively, 337,176 and zero shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

	Three Months Ended	Nine Months Ended
	October 2, 2010	October 2, 2010
Net sales	$331,709	$959,342
Income from continuing operations	33,572	105,297
Net income	21,592	67,474
Earnings per share
Basic	$0.23	$0.73
Diluted	$0.23	$0.72

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Griffin Transaction actually occurred on January 3, 2010.

Total consideration paid in the Griffin Transaction was approximately $872.2 million and comprises $740.5 million in cash (including $33.6 million in escrow), the issuance of approximately 10.0 million shares of Darling common stock (valued at the fair market value at the closing of $13.06 or approximately $130.6 million), a $16.3 million escrow receivable for certain over funding of working capital, a $13.6 million accrued expense for the Company's and the Griffin shareholders' election to step up the tax basis of the assets acquired in the Griffin Transaction and a long-term liability of approximately $3.8 million of contingent consideration for the true-up adjustment as further described below. The purchase price is subject to customary adjustments relating to representations and warranties. During the first nine months of fiscal 2011 working capital adjustments have been made between bakery goodwill and accounts receivable of approximately $1.7 million, and between rendering goodwill and accrued expense of approximately $2.0 million, and the Company received approximately $16.4 million from escrow representing the $16.3 million escrow receivable recorded for certain over funding of working capital and other final working capital adjustments. Additionally, the Company paid approximately $13.8 million for the Company's election under Section 338(h)(10) of the Internal Revenue Code, an increase of approximately $0.2 million from the original $13.6 million accrual. The tax benefit from the step up in the tax basis of the Griffin assets is expected to occur over a period of approximately 15 years. However, there can be no assurance that the Company will generate sufficient income to take advantage of these possible tax deductions. Further, there could be changes in the tax law that could erode the value of the increased tax basis of the Griffin assets. The tax benefits that may be received by the Company as a result of the Section 338(h)(10) election will have no impact on the Company's earnings and will impact cash flows only to the extent that the Company has taxable income that is offset by depreciation and amortization deductions on the Griffin assets. The cash consideration in the Griffin Transaction was funded primarily through borrowings under the Company's credit agreement and the sale of senior notes as further discussed in Note 8. The shares issued in the Griffin Transaction were issued on terms set forth in the rollover agreement, dated as of November 9, 2010, by and among Darling, certain of Griffin's shareholders who qualify as “accredited investors” (the “Rollover Shareholders”) pursuant to Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Robert A. Griffin, as such shareholders' representative (the “Rollover Agreement”), to the Rollover Shareholders.

The Rollover Agreement provides for a true-up adjustment in which additional cash of up to $15.0 million could be paid by Darling if on the True-Up Date (the last day of the 13th full consecutive month following the closing of the Merger), the True-up Market Price (as defined in the Rollover Agreement) is less than $10.002. If the True-Up Market Price exceeds $10.002 per share, no additional consideration will be paid. The Company initially valued this contingent consideration at fair value of approximately $3.8 million based on the probability that the Company's True-up Market Price as defined above will be less than $10.002 per share. At October 1, 2011 the additional contingent consideration was revalued to an estimated liability of approximately $2.0 million resulting in a reduction of approximately $1.8 million, which has been recorded as a reduction to selling, general and administrative expenses. The Company is required to revalue the contingent consideration on a quarterly basis until the True-up Market Price is determined.

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

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling's used cooking oil collection business (the “API Transaction”). The API Transaction included additional consideration that could be required to be paid each anniversary by the Company, if certain average market prices are achieved over the three years following the anniversary of the closing of the API Transaction, less on a prorated basis a long term receivable recorded at closing. During the quarter ended October 1, 2011, the Company recorded a liability of approximately $1.3 million representing the final portion of additional consideration of $1.6 million recorded as goodwill less approximately $0.3 million representing a reduction of a long term receivable. The additional consideration was paid in October 2011.

The Company notes that the Nebraska Transaction is not considered a related business, therefore pro forma results of operations for this acquisition have not been presented because the effect is not deemed material to revenues and net income of the Company for any fiscal period presented.

(4)	Investment in Unconsolidated Subsidiary

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility. The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed. As of October 1, 2011 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $12.9 million on the consolidated balance sheet and has recorded approximately $1.3 million in losses in the unconsolidated subsidiary for the nine months ended October 1, 2011.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At October 1, 2011 and January 1, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities for which there are no potential insurance recoveries were approximately $27.6 million and $28.2 million, respectively.  The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously. The court has issued a trial plan that contemplates a liability trial for third-party defendants (including the Company) in April 2013, with additional proceedings if necessary to allocate costs between third-party defendants in January 2014. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position or results of operation.

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

Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred taxes, prepaid pension, and miscellaneous other assets.

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food grade)) and hides. Fat was approximately $240.8 million and $93.7 million of net sales for the three months ended October 1, 2011 and October 2, 2010, respectively and approximately $722.5 million and $269.4 million of net sales for the nine months ended October 1, 2011 and October 2, 2010, respectively. Protein was approximately $110.7 million and $57.8 million of net sales for the three months ended October 1, 2011 and October 2, 2010, respectively and approximately $341.2 million and $174.6 million of net sales for the nine months ended October 1, 2011 and October 2, 2010, respectively. Rendering operations also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Rendering	$376,329	$168,685	$1,140,574	$497,677
Bakery	79,546	—	225,809	—
Total	$455,875	$168,685	$1,366,383	$497,677

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Rendering	$77,268	$28,765	$259,622	$86,715
Bakery	17,109	—	50,618	—
Corporate Activities	(45,836)	(16,526)	(140,937)	(49,828)
Interest expense	(7,409)	(857)	(29,382)	(2,656)
Net Income	$41,132	$11,382	$139,921	$34,231

 Business Segment Assets (in thousands):

	October 1, 2011	January 1, 2011
Rendering	$1,112,637	$1,102,719
Bakery	169,396	166,658
Corporate Activities	134,493	112,881
Total	$1,416,526	$1,382,258

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended October 1, 2011 and October 2, 2010, based on its estimate of the effective tax rate for the entire 2011 and 2010 fiscal years.

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

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of October 1, 2011, the Company had availability of $391.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $23.4 million. As of October 1, 2011, the Company had repaid approximately $240.0 million of the original $300.0 million term loan issued under the Credit Agreement, and had an outstanding remaining balance of approximately $60 million on its term loan facility. The amounts that have been repaid on the term loan may not be reborrowed. Quarterly amortization payments on the term loan of $0.15 million will begin on June 30, 2012, with the final installment due December 17, 2016. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $4.2 million in the three month period ending April 2, 2011, which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. With respect to any revolving facility loan, i) an alternate base rate means a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ to 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company's adjusted leverage ratio, and, ii) Eurodollar rate loans bear interest at a rate per annum based on the then applicable LIBOR multiplied by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company's adjusted leverage ratio. With respect to an alternate base rate loan that is a term loan, at no time will the alternate base rate be less than 2.50% per annum, plus the term loan alternate base rate margin of 2.50%. With respect to a LIBOR loan that is a term loan, at no time will the LIBOR rate applicable to the term loans (before giving effect to any adjustment for reserve requirements) be less than 1.50% per annum, plus the term loan LIBOR margin of 3.50%. At October 1, 2011 under the Credit Agreement, the interest rate for the $60.0 million of the term loan that was outstanding included $30.0 million at LIBOR plus a margin of 3.5% per annum for a total of 5.0% per annum and $30.0 million at the alternate base base rate plus a margin of 2.5% per annum for a total of 5.75% per annum.

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

The original holders of the Restricted Notes were given the benefit of registration rights pursuant to a registration rights agreement (the “Notes Registration Rights Agreement”) with the representative of the initial purchasers. In accordance with the terms of the Notes Registration Rights Agreement, on June 15, 2011, the Company filed a registration statement on Form S-4 to offer to exchange all outstanding Restricted Notes for $250.0 million 8.5% Senior Notes due 2018 (the “Exchange Notes” and collectively with the Restricted Notes, the “Notes”). The exchange offer was made effective June 27, 2011 and expired July 27, 2011 with the Company offering to exchange all outstanding Restricted Notes that were validly tendered and not withdrawn prior to the expiration or termination of the exchange offer for an equal principal amount of the applicable Exchange Notes. All of the Notes have been exchanged. The terms of the Exchange Notes are substantially identical in all material respects to those of the applicable outstanding Restricted Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the Restricted Notes do not apply to the Exchange Notes. The Exchange Notes have been issued under the same indenture as the Restricted Notes. The Company did not receive any proceeds from the exchange offer. The Exchange Notes may be sold in the over-the-counter market, in negotiated transactions or through a combination of such methods. The Company does not plan to list the Notes on a national market.

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

The Credit Agreement and the Notes consisted of the following elements at October 1, 2011 and January 1, 2011, respectively (in thousands):

	October 1, 2011	January 1, 2011
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$60,000	$300,000
Revolving Credit Facility:
Maximum availability	$415,000	$325,000
Borrowings outstanding	—	160,000
Letters of credit issued	23,383	23,383
Availability	$391,617	$141,617

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

As of October 1, 2011, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. At October 1, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps which ends April 7, 2012.

In fiscal 2010, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the second quarter of fiscal 2011. As of October 1, 2011, all of the contracts have expired and settled according to the contracts.

In the first nine months of fiscal 2011, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of October 1, 2011, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at October 1, 2011 into earnings over the next 12 months will be approximately $0.8 million. As of October 1, 2011, approximately $0.9 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of October 1, 2011 and January 1, 2011 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	October 1, 2011	January 1, 2011
Natural gas swaps	Other current assets	$—	$135

Total asset derivatives designated as hedges		$—	$135

Derivatives not Designated as Hedges
Natural gas swaps and options	Other current assets	$—	$212
Heating oil swaps	Other current assets	—	81

Total asset derivatives not designated as hedges		$—	$293

Total asset derivatives		$—	$428

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	October 1, 2011	January 1, 2011
Natural gas swaps	Accrued expenses	$245	$16

Total liability derivatives designated as hedges		$245	$16

Derivatives not Designated as Hedges
Natural gas swaps	Accrued expenses	$43	$—
Heating oil swaps	Accrued expenses	149	—

Total liability derivatives not designated as hedges		$192	$—

Total liability derivatives		$437	$16

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2011	2010	2011	2010	2011	2010
Interest rate swaps	$—	$(207)	$(285)	$(375)	$—	$15
Natural gas swaps	(278)	(266)	(103)	100	(1)	(129)

Total	$(278)	$(473)	$(388)	$(275)	$(1)	$(114)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain/(loss) of approximately $0.3 million and approximately $0.5 million recorded net of taxes of approximately $0.1 million and approximately $0.2 million as of October 1, 2011 and October 2, 2010, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2011	2010	2011	2010	2011	2010
Interest rate swaps	$—	$(723)	$(907)	$(1,202)	$—	$41
Natural gas swaps	(509)	(199)	(148)	348	(2)	(42)

Total	$(509)	$(922)	$(1,055)	$(854)	$(2)	$(1)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain/(loss) of approximately $0.5 million and approximately $0.9 million recorded net of taxes of approximately $0.2 million and $0.4 million as of October 1, 2011 and October 2, 2010, respectively.

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

At October 1, 2011, the Company had forward purchase agreements in place for purchases of approximately $7.9 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in the FASB authoritative guidance.

(11)	Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  For the three months ended October 1, 2011 and October 2, 2010, total comprehensive income was $41.6 million and $11.8 million, respectively. For the nine months ended October 1, 2011 and October 2, 2010, total comprehensive income was $141.5 million and $35.7 million, respectively.

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

(13)    Employee Benefit Plans

The Company has retirement and pension plans covering substantially all of its employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement. During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011, and the enhancing of benefits under the Company's defined contribution plans.

Net pension cost for the three and nine months ended October 1, 2011 and October 2, 2010 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$294	$264	$884	$792
Interest cost	1,513	1,491	4,539	4,469
Expected return on plan assets	(1,722)	(1,598)	(5,166)	(4,792)
Amortization of prior service cost	23	28	67	84
Amortization of net loss	681	782	2,043	2,348
Net pension cost	$789	$967	$2,367	$2,901

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at October 1, 2011, the Company expects to contribute approximately $2.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 1, 2011 and October 2, 2010 of approximately $10.2 million and $0.8 million, respectively.

The Company participates in several multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. The Company knows that three of these multiemployer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information to the extent it has not already been prepared for and is available to the plan trustees. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participates. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of October 1, 2011, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of October 1, 2011 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 1, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative instruments	$437	$—	$437	$—
Total Liabilities	$437	$—	$437	$—

Derivative liabilities consist of the Company’s natural gas swap and heating oil swap contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based upon quoted market price the Company's Notes described in Note 8 have a fair value of approximately $269.4 million and $260.6 million compared to a carrying amount of $250.0 million at October 1, 2011 and January 1, 2011, respectively. The Company's term loan and revolver as described in Note 8 have a fair value based on rates the Company believes it would pay for debt of the same remaining maturity. The Company's term loan had a fair value of approximately $60.4 million and $300.0 million compared to a carrying amount of $60.0 million and $300.0 million at October 1, 2011 and January 1, 2011, respectively. The Company had no revolver loan borrowings outstanding at October 1, 2011 and the Company's revolver loan had a fair value of approximately $160.0 million compared to a carrying amount of $160.0 million at January 1, 2011, respectively. The carrying amount for the Company's other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permissible. The Company will adopt this standard in the first quarter of 2012 and the Company does not expect the adoption will have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan. The ASU amends ASC Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The new standard is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company will adopt this standard as of December 31, 2011 and is evaluating the impact that the adoption of accounting standard will have on the Company's consolidated financial statements and disclosures.

(16)     Guarantor Financial Information

The Company's Notes (see Note 8) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of October 1, 2011 and January 1, 2011, and the condensed consolidating statements of operations for the three and nine months ended October 1, 2011 and October 2, 2010 and the condensed consolidating statements of cash flows for the nine months ended October 1, 2011 and October 2, 2010.

Condensed Consolidating Balance Sheet
As of October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$106,547	$338,923	$4,964	$(227,650)	$222,784
Investment in subsidiaries	1,251,903	—	—	(1,251,903)	—
Property, plant and equipment, net	119,488	279,832	—	—	399,320
Intangible assets, net	19,013	350,587	298	—	369,898
Goodwill	34,031	347,338	266	—	381,635
Investment in unconsolidated subsidiary	—	—	12,898	—	12,898
Other assets	26,658	3,333	—	—	29,991
	$1,557,640	$1,320,013	$18,426	$(1,479,553)	$1,416,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$298,759	$71,378	$3,947	$(227,650)	$146,434
Long-term debt, net of current portion	309,696	23	—	—	309,719
Other noncurrent liabilities	22,826	11,004	184	—	34,014
Deferred income taxes	23,870	—	—	—	23,870
Total liabilities	655,151	82,405	4,131	(227,650)	514,037
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	583,342	1,022,544	18,915	(1,041,459)	583,342
Retained earnings and accumulated other comprehensive loss	319,147	215,064	(4,620)	(210,444)	319,147
Total stockholders’ equity	902,489	1,237,608	14,295	(1,251,903)	902,489
	$1,557,640	$1,320,013	$18,426	$(1,479,553)	$1,416,526

Condensed Consolidating Balance Sheet
As of January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$95,679	$196,383	$4,669	$(111,145)	$185,586
Investment in subsidiaries	1,118,467	—	—	(1,118,467)	—
Property, plant and equipment, net	119,511	273,909	—	—	393,420
Intangible assets, net	21,569	369,385	—	—	390,954
Goodwill	32,441	343,822	—	—	376,263
Other assets	31,136	3,321	1,578	—	36,035
	$1,418,803	$1,186,820	$6,247	$(1,229,612)	$1,382,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$202,705	$59,343	$3,927	$(111,145)	$154,830
Long-term debt, net of current portion	707,000	30	—	—	707,030
Other noncurrent liabilities	39,460	11,004	296	—	50,760
Deferred income taxes	5,342	—	—	—	5,342
Total liabilities	954,507	70,377	4,223	(111,145)	917,962
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	286,696	1,022,544	6,224	(1,028,768)	286,696
Retained earnings and accumulated other comprehensive loss	177,600	93,899	(4,200)	(89,699)	177,600
Total stockholders’ equity	464,296	1,116,443	2,024	(1,118,467)	464,296
	$1,418,803	$1,186,820	$6,247	$(1,229,612)	$1,382,258

Condensed Consolidating Statements of Operations
For the three months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$178,895	$312,914	$9,707	$(45,641)	$455,875
Cost and expenses:
Cost of sales and operating expenses	139,804	223,061	9,450	(45,641)	326,674
Selling, general and administrative expenses	18,322	17,124	41	—	35,487
Depreciation and amortization	5,336	13,611	6	—	18,953
Total costs and expenses	163,462	253,796	9,497	(45,641)	381,114
Operating income	15,433	59,118	210	—	74,761

Interest expense	(7,408)	(1)	—	—	(7,409)
Other, net	(940)	(79)	(22)	—	(1,041)
Equity in net loss of unconsolidated subsidiary	—	—	(170)	—	(170)
Earnings in investments in subsidiaries	36,750	—	—	(36,750)	—
Income/(loss) from operations before taxes	43,835	59,038	18	(36,750)	66,141
Income taxes	2,703	22,302	4	—	25,009
Net income	$41,132	$36,736	$14	$(36,750)	$41,132

Condensed Consolidating Statements of Operations
For the nine months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$537,154	$947,271	$20,939	$(138,981)	$1,366,383
Cost and expenses:
Cost of sales and operating expenses	407,183	664,895	20,196	(138,981)	953,293
Selling, general and administrative expenses	51,033	49,117	122	—	100,272
Depreciation and amortization	17,091	40,581	17	—	57,689
Total costs and expenses	475,307	754,593	20,335	(138,981)	1,111,254
Operating income	61,847	192,678	604	—	255,129

Interest expense	(29,380)	(2)	—	—	(29,382)
Other, net	(2,046)	(464)	73	—	(2,437)
Equity in net loss of unconsolidated subsidiary	—	—	(1,344)	—	(1,344)
Earnings in investments in subsidiaries	120,745	—	—	(120,745)	—
Income/(loss) from operations before taxes	151,166	192,212	(667)	(120,745)	221,966
Income taxes (benefit)	11,245	71,047	(247)	—	82,045
Net income	$139,921	$121,165	$(420)	$(120,745)	$139,921

Condensed Consolidating Statements of Operations
For the three months ended October 2, 2010
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$138,378	$64,722	$—	$(34,415)	$168,685
Cost and expenses:
Cost of sales and operating expenses	105,590	54,475	—	(34,415)	125,650
Selling, general and administrative expenses	14,747	1,347	—	—	16,094
Depreciation and amortization	5,647	1,976	—	—	7,623
Total costs and expenses	125,984	57,798	—	(34,415)	149,367
Operating income	12,394	6,924	—	—	19,318

Interest expense	(857)	—	—	—	(857)
Other, net	(526)	(191)	(40)	—	(757)
Earnings in investments in subsidiaries	4,306	—	—	(4,306)	—
Income/(loss) from operations before taxes	15,317	6,733	(40)	(4,306)	17,704
Income taxes (benefit)	3,935	2,401	(14)	—	6,322
Net income	$11,382	$4,332	$(26)	$(4,306)	$11,382

Condensed Consolidating Statements of Operations
For the nine months ended October 2, 2010
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$395,763	$200,234	$—	$(98,320)	$497,677
Cost and expenses:
Cost of sales and operating expenses	300,948	167,285	—	(98,320)	369,913
Selling, general and administrative expenses	44,011	4,085	—	—	48,096
Depreciation and amortization	16,105	5,748	—	—	21,853
Total costs and expenses	361,064	177,118	—	(98,320)	439,862
Operating income	34,699	23,116	—	—	57,815

Interest expense	(2,654)	(2)	—	—	(2,656)
Other, net	(839)	(183)	(717)	—	(1,739)
Earnings in investments in subsidiaries	14,235	—	—	(14,235)	—
Income/(loss) from operations before taxes	45,441	22,931	(717)	(14,235)	53,420
Income taxes (benefit)	11,210	8,237	(258)	—	19,189
Net income	$34,231	$14,694	$(459)	$(14,235)	$34,231

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$139,921	$121,165	$(420)	$(120,745)	$139,921
Earnings in investments in subsidiaries	(120,745)	—	—	120,745	—
Other operating cash flows	115,567	(95,774)	14,452	—	34,245
Net cash provided by operating activities	134,743	25,391	14,032	—	174,166

Cash flows from investing activities:
Capital expenditures	(16,904)	(27,117)	—	—	(44,021)
Acquisitions	(164)	—	—	—	(164)
Investment in unconsolidated subsidiary	—	—	(14,242)	—	(14,242)
Gross proceeds from sale of property, plant and equipment and other assets	714	286	—	—	1,000
Net cash used in investing activities	(16,354)	(26,831)	(14,242)	—	(57,427)

Cash flows from financing activities:
Payments on long-term debt	(240,000)	(7)	—	—	(240,007)
Net payments on revolver	(160,000)	—	—	—	(160,000)
Deferred loan costs	(482)	—	—	—	(482)
Issuances of common stock	293,189	—	—	—	293,189
Minimum withholding taxes paid on stock awards	(1,217)	—	—	—	(1,217)
Excess tax benefits from stock-based compensation	1,126	—	—	—	1,126
Net cash used in financing activities	(107,384)	(7)	—	—	(107,391)

Net increase/(decrease) in cash and cash equivalents	11,005	(1,447)	(210)	—	9,348
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$24,113	$4,033	$404	$—	$28,550

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 2, 2010
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$34,231	$14,694	$(459)	$(14,235)	$34,231
Earnings in investments in subsidiaries	(14,235)	—	—	14,235	—
Other operating cash flows	22,995	(9,549)	459	—	13,905
Net cash provided by operating activities	42,991	5,145	—	—	48,136

Cash flows from investing activities:
Capital expenditures	(10,698)	(5,182)	—	—	(15,880)
Acquisitions	(18,194)	—	—	—	(18,194)
Gross proceeds from sale of property, plant and equipment and other assets	144	14	—	—	158
Payments related to routes and other intangibles	(1,368)	—	—	—	(1,368)
Net cash used in investing activities	(30,116)	(5,168)	—	—	(35,284)

Cash flows from financing activities:
Payments on long-term debt	(3,750)	(7)	—	—	(3,757)
Issuances of common stock	17	—	—	—	17
Minimum withholding taxes paid on stock awards	(442)	—	—	—	(442)
Excess tax benefits from stock-based compensation	223	—	—	—	223
Net cash used in financing activities	(3,952)	(7)	—	—	(3,959)

Net increase/(decrease) in cash and cash equivalents	8,923	(30)	—	—	8,893
Cash and cash equivalents at beginning of year	68,126	56	—	—	68,182
Cash and cash equivalents at end of year	$77,049	$26	$—	$—	$77,075

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

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the “Merger Agreement”), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling (“Merger Sub”), Griffin and Robert A. Griffin, as the Griffin shareholders' representative. Merger Sub was merged with and into Griffin (the “Merger”), and Griffin survived the Merger as a wholly-owned subsidiary of Darling. The Company operates over 125 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. Comparative segment revenues and related financial information are discussed herein and are presented in Note 6 to the consolidated financial statements. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. As a result of the Merger, the Company's first nine months of fiscal 2011 results include a full nine months of contribution of Griffin, as compared to no contribution from the Griffin assets in the first nine months of fiscal 2010. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 1, 2011, as amended by Form 8-K filed on June 15, 2011.

During the third quarter of fiscal 2011 the Company's operating performance was challenged by extreme summer temperatures in the Midwest. Rendering volumes were flat relative to the second quarter of fiscal 2011 while overall bakery waste inputs seasonally improved. Finished product prices for BFT, PG and YG, declined during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011 as extreme summer temperatures affected raw material quality resulting in lower value protein production, discounting of finished fat and increased processing costs. Feed grade protein prices were lower during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011 and pet grade specialty ingredient premiums declined for the third quarter of fiscal 2011 as pet food demand seasonally contracted. Energy prices remained fairly consistent.
The bakery business segment made a solid contribution during the third quarter of fiscal 2011. Input volumes were seasonally higher than the second quarter of fiscal 2011 as commercial bakeries operated longer hours. Cookie Meal® prices improved modestly over the second quarter of fiscal 2011 consistent with the rising price of corn, which ultimately drove bakery segment earnings.
Operating income increased by $55.5 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 driven significantly by contributions from Griffin. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2011 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the Third Quarter of 2011

•
The acquisition of Griffin has contributed a significant amount to the Company's operations during the current quarter. The financial impact of the acquisition of Griffin is summarized below in Results of Operations.

•
Significantly higher finished product prices for fats and proteins as compared to third quarter of fiscal 2010 are a sign of increased global demand for BFT and YG for use in bio-fuels, tightening global grain supplies and increased Asian demand for protein. Finished product prices were favorable to the Company's sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management to monitor performance, is provided below in Summary of Key Indicators.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Higher natural gas and diesel prices were incurred during the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2011 and Thereafter

Critical Issues and Challenges:

•
The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken. Although significant progress has been made in the integration of the two business, the Company's management will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of Darling's business and the business of Griffin.

•
Finished product prices for MBM, PM (both feed grade and pet food grade), BFT, PG, YG and BBP commodities have increased during the third quarter of fiscal 2011 as compared to the same period of fiscal 2010.  No assurance can be given that this increase in commodity prices for various proteins, fats and bakery products will continue in the future, as commodity prices are volatile by their nature.  A future decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2011 and into future periods.

•
Energy prices for natural gas and diesel fuel increased during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. The financial impact of energy costs is summarized below in Results of Operations.

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

•
The Company’s exports are subject to the imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of the Company’s MBM, BFT and YG.  General economic and political conditions as well as the closing of borders by foreign countries to the import of the Company’s products due to animal disease or other perceived health or safety issues impact the Company.  As a result trade policies of both U.S and foreign countries could have a negative impact on the Company’s business and results of operations.

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

•
With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (“Enhanced BSE Rule”). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals (“Prohibited Cattle Materials”). Tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities cannot be fed to any animal. The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations. Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA continues to implement the Enhanced BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Enhanced BSE Rule will have a significant impact on the Company operations or financial performance. Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule will not negatively impact the Company's operations and financial performance.

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

Results of Operations

Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

Summary of Key Factors Impacting Third Quarter 2011 Results:

Principal factors that contributed to a $55.5 million increase in operating income, which are discussed in greater detail in the following section, were:

•13 weeks of contribution from the acquisition of Griffin, and
•Changes in finished product prices.

These increases were partially offset by:

•Increases in raw material costs,
•Increases in energy costs, primarily natural gas and diesel fuel,
•Increase in purchase accounting contingency,
•Decreases in yield, and
•Quality downgrades of finished products.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food grade), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the third quarter of fiscal 2011, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2011, compared to average Jacobsen prices for the third quarter of fiscal 2010 follow:

	Avg. Price 3rd Quarter 2011	Avg. Price 3rd Quarter 2010	Increase	% Increase
Rendering Segment:
MBM (Illinois)	$353.79/ton	$307.50/ton	$ 46.29/ton	15.1%
Feed Grade PM (Carolina)	$436.86/ton	$374.98/ton	$ 61.88/ton	16.5%
Pet Food PM (Southeast)	$658.59/ton	$550.37/ton	$ 108.22/ton	19.7%
BFT (Chicago)	$ 51.06/cwt	$ 32.49/cwt	$ 18.57/cwt	57.2%
PG (Southeast)	$ 48.18/cwt	$ 26.44/cwt	$ 21.74/cwt	82.2%
YG (Illinois)	$ 45.03/cwt	$ 24.34/cwt	$ 20.69/cwt	85.0%
Bakery Segment:
BBP (Chicago)	$250.34/ton	$135.11/ton	$ 115.23/ton	85.3%

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

During the third quarter of fiscal 2011, net sales were $455.9 million as compared to $168.7 million during the third quarter of fiscal 2010. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food grade)) and hides. Fat was approximately $240.8 million and $93.7 million of net sales for the three months ended October 1, 2011 and October 2, 2010, respectively, and protein was approximately $110.7 million and $57.8 million of net sales for the three months ended October 1, 2011 and October 2, 2010, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in sales due to acquisition of Griffin	$152.1	$79.5	$—	$231.6
Increase in finished product prices	55.6	—	—	55.6
Increase in other sales	1.3	—	—	1.3
Decrease in yield	(1.3)	—	—	(1.3)
	$207.7	$79.5	$—	$287.2

Further detail regarding the $207.7 million increase in sales in the Rendering Segment and the $79.5 million increase in sales in the Bakery Segment in the third quarter of fiscal 2011 is as follows:

Rendering

Net Sales due to Acquisition of Griffin: The Company's net sales have increased by $152.1 million in the Rendering Segment as a result of 13 weeks of contribution from the acquisition of Griffin. Higher finished product prices for both fats and proteins contributed to strong net sales.

Finished Product Prices:  Higher prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM and BFT, positively impacted the Company's finished product prices. In addition an increase in global demand for use of YG in bio-fuels positively impacted the Company's finished product prices. The $55.6 million increase in Rendering sales resulting from increases in finished product prices is due to a market-wide increase in MBM, BFT and YG prices, but this increase was negatively impacted by extreme summer temperatures which affected raw material quality resulting in lower value protein production and discounting of finished fat. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT and YG.

Other Sales:  The $1.3 million increase in other Rendering Segment sales was primarily due to an increase in purchase of finished product for resale that more than offset lower collection and processing fees and reductions in sales from the movement of raw material volumes from Darling plants to Griffin plants.

Yield:  The raw material processed in the third quarter of fiscal 2011 compared to the same period of fiscal 2010 yielded less finished product for sale and decreased sales by $1.3 million.  The decrease in the relative portion of cattle offal in the raw material collected during the third quarter of fiscal 2011 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Bakery

Net Sales due to Acquisition of Griffin: The Bakery segment was acquired in the Griffin acquisition and contributed $79.5 million of net sales during the third quarter of fiscal 2011. High finished product prices for BBP contributed to strong net sales.

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

During the third quarter of fiscal 2011, cost of sales and operating expenses were $326.7 million as compared to $125.7 million during the third quarter of fiscal 2010.  Increases in Rendering Segment cost of sales and operating expenses of $143.5 million and the increase in Bakery Segment cost of sales and operating expenses of $57.5 million accounted for the $201.0 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in cost of sales and operating expense due to acquisition of Griffin	$99.3	$57.5	$—	$156.8
Increase in raw material costs	38.7	—	—	38.7
Increase in other costs of sales	3.7	—	—	3.7
Increase in energy costs, primarily natural gas and diesel fuel	1.8	—	—	1.8
	$143.5	$57.5	$—	$201.0

Further detail regarding the $143.5 million increase in cost of sales and operating expenses in the Rendering Segment and the $57.5 million increase in the Bakery Segment in the third quarter of fiscal 2011 is as follows:

Rendering

Cost of Sales and Operating Expenses due to Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $99.3 million in the Rendering Segment as a result of 13 weeks of contribution from the acquisition of Griffin.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG.  Since finished product prices were higher in the third quarter of fiscal 2011 as compared to the same period in fiscal 2010, the raw material costs increased $38.7 million.

Other Expense:  The $3.7 million increase in other expense includes increases in purchases of finished product for resale and increases in repairs and maintenance that were partially offset by reductions in costs from the movement of raw material volumes from Darling plants to Griffin plants.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the third quarter of fiscal 2011 energy costs were higher and are reflected in the $1.8 million increase primarily due to higher natural gas and higher diesel fuel costs as compared to the same period in fiscal 2010.

Bakery

Cost of Sales and Operating Expenses due to Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery segment increased $57.5 million as a result of 13 weeks of contribution from the acquisition of Griffin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $35.5 million during the third quarter of fiscal 2011, a $19.4 million increase (120.5%) from $16.1 million during the third quarter of fiscal 2010.  Selling, general and administrative expenses increased due to 13 weeks of contribution from the acquisition of Griffin, payroll and related expense increases primarily due to better operating results in fiscal 2011 as compared to fiscal 2010, an increase in other costs, which includes increases in consulting and audit expenses and an increase in expense from an increase in the fair value of a purchase accounting contingency from the Griffin acquisition. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increases in selling, general and administrative expense from 13 weeks of contribution related to Griffin	$7.1	$2.7	$5.8	$15.6
Increase in purchase accounting contingency	1.4	0.3	—	1.7
Increase in payroll and incentive-related benefits	(1.0)	—	2.1	1.1
Increase in other expense	(0.5)	—	1.5	1.0
	$7.0	$3.0	$9.4	$19.4

Depreciation and Amortization.  Depreciation and amortization charges increased $11.4 million (150.0%) to $19.0 million during the third quarter of fiscal 2011 as compared to $7.6 million during the third quarter of fiscal 2010.  The increase in depreciation and amortization is primarily due to the acquisition of Griffin in December 2010.

Interest Expense. Interest expense was $7.4 million during the third quarter of fiscal 2011 compared to $0.9 million during the third quarter of fiscal 2010, an increase of $6.5 million, primarily due to an increase in debt outstanding as a result of the Griffin acquisition in December 2010.

Other Income/Expense. Other expense was $1.0 million in the third quarter of fiscal 2011, compared to $0.8 million during the third quarter of fiscal 2010.  The increase in other expense in the third quarter of fiscal 2011 is primarily due to an increase in bank service charges that more than offset the decrease in the costs incurred in the prior year for the then expected renewable diesel joint venture project.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the third quarter of fiscal 2011.

Income Taxes. The Company recorded income tax expense of $25.0 million for the third quarter of fiscal 2011, compared to $6.3 million recorded in the third quarter of fiscal 2010, an increase of $18.7 million, primarily due to increased pre-tax earnings of the Company in the third quarter of fiscal 2011.  The effective tax rate for the third quarter of fiscal 2011 and fiscal 2010 is 37.8% and 35.7%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.  The effect of the qualified production deduction in the third quarter of fiscal 2011 had less of an impact on the rate as compared to the same period in fiscal 2010 due to the increase in earnings in fiscal 2011.

Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

Summary of Key Factors Impacting the First Nine Months of Fiscal 2011 Results:

Principal factors that contributed to a $197.3 million increase in operating income, which are discussed in greater detail in the following section, were:

•39 weeks of contribution from the acquisition of Griffin,
•Changes in finished product prices and quality downgrades, and
•Valuation of purchase accounting contingency.

These increases were partially offset by:

•Increase in raw material costs,
•Decreases in yield,
•Increases in payroll and incentive-related benefits,
•Increases in energy costs primarily natural gas and diesel fuel, and
•Quality downgrades of finished products.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food grade), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the first nine months of fiscal 2011, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2011, compared to average Jacobsen prices for the first nine months of fiscal 2010 follow:

	Avg. Price First Nine Months 2011	Avg. Price First Nine Months 2010	Increase/ (Decrease)	% Increase/ (Decrease)
Rendering Segment:
MBM (Illinois)	$369.89/ton	$296.56/ton	$ 73.33/ton	24.7%
Feed Grade PM (Carolina)	$412.14/ton	$369.00/ton	$ 43.14/ton	11.7%
Pet Food PM (Southeast)	$646.21/ton	$644.75/ton	$ 1.46/ton	0.2%
BFT (Chicago)	$ 50.64/cwt	$ 31.55/cwt	$ 19.09/cwt	60.5%
PG (Southeast)	$ 47.26/cwt	$ 27.66/cwt	$ 19.60/cwt	70.9%
YG (Illinois)	$ 44.69/cwt	$ 25.18/cwt	$ 19.51/cwt	77.5%
Bakery Segment:
BBP (Chicago)	$235.90/ton	$131.83/ton	$ 104.07/ton	78.9%

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

During the first nine months of fiscal 2011, net sales were $1,366.4 million as compared to $497.7 million during the first nine months of fiscal 2010. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food grade)) and hides. Fat was approximately $722.5 million and $269.4 million of net sales for the nine months ended October 1, 2011 and October 2, 2010, respectively, and protein was approximately $341.2 million and $174.6 million of net sales for the nine months ended October 1, 2011 and October 2, 2010, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in sales due to acquisition of Griffin	$461.6	$225.8	$—	$687.4
Increase in finished product prices	182.0	—	—	182.0
Other sales increases	5.0	—	—	5.0
Decrease in yield	(5.7)	—	—	(5.7)
	$642.9	$225.8	$—	$868.7

Further detail regarding the $642.9 million increase in sales in the Rendering Segment and the $225.8 million increase in sales in the Bakery Segment for the first nine months of fiscal 2011 is as follows:

Rendering

Net Sales due to Acquisition of Griffin: The Company's net sales have increased by $461.6 million in the Rendering Segment as a result of 39 weeks of contribution from the acquisition of Griffin. Higher finished product prices for both fats and proteins contributed to strong net sales.

Finished Product Prices:  Higher prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM and BFT, positively impacted the Company's finished product prices. In addition an increase in global demand for use of YG in bio-fuels positively impacted the Company's finished product prices. The $182.0 million increase in Rendering sales resulting from increases in finished product prices is due to a market-wide increase in MBM, BFT and YG prices, but this increase was negatively impacted by extreme summer temperatures in the third quarter of fiscal 2011 which affected raw material quality resulting in lower value protein production and discounting of finished fat. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT and YG.

Other Sales:  The $5.0 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and an increase in purchases of finished product for resale that more than offset lower collection and processing fees and reductions in sales from the movement of raw material volumes from Darling plants to Griffin plants.

Yield:  The raw material processed in the first nine months of fiscal 2011 compared to the same period of fiscal 2010 yielded less finished product for sale and decreased sales by $5.7 million.  The decrease in the relative portion of cattle offal in the raw material collected during the first nine months of fiscal 2011 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Bakery

Net Sales due to Acquisition of Griffin: The Bakery segment was acquired in the Griffin acquisition and contributed $225.8 million of net sales during the first nine months of fiscal 2011. High finished product prices for BBP contributed to strong net sales.

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

During the first nine months of fiscal 2011, cost of sales and operating expenses were $953.3 million as compared to $369.9 million during the first nine months of fiscal 2010.  Increases in Rendering Segment cost of sales and operating expenses of $422.4 million and the increase in Bakery Segment cost of sales and operating expenses of $161.0 million accounted for the $583.4 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in cost of sales and operating expense due to acquisition of Griffin	$295.0	$161.0	$—	$456.0
Increase in raw material costs	114.8	—	—	114.8
Increase in other	9.5	—	—	9.5
Increase in energy costs, primarily natural gas and diesel fuel	3.1	—	—	3.1
	$422.4	$161.0	$—	$583.4

Further detail regarding the $422.4 million increase in cost of sales and operating expenses in the Rendering Segment and the $161.0 million increase in the Bakery Segment for the first nine months of fiscal 2011 is as follows:

Rendering

Cost of Sales and Operating Expenses due to Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $295.0 million in the Rendering Segment as a result of 39 weeks of contribution from the acquisition of Griffin.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG.  Since finished product prices were higher in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010, the raw material costs increased $114.8 million.

Other Expense:  The $9.5 million increase in other expense includes increases in payroll and related benefits, increases in repairs and maintenance, increases in purchase of finished product for resale that were partially offset by reductions in costs from the movement of raw material volumes from Darling plants to Griffin plants.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the first nine months of fiscal 2011 energy costs were higher and are reflected in the $3.1 million increase primarily due to higher diesel fuel costs that more than offset lower natural gas costs as compared to the same period in fiscal 2010.

Bakery

Cost of Sales and Operating Expenses due to Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery segment increased $161.0 million as a result of 39 weeks of contribution from the acquisition of Griffin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $100.3 million during the first nine months of fiscal 2011, a $52.2 million increase (108.5%) from $48.1 million during the first nine months of fiscal 2010.  Selling, general and administrative expenses increased due to 39 weeks of contribution from the acquisition of Griffin, payroll and related expense increases primarily due to better operating results in fiscal 2011 as compared to fiscal 2010 and an increase in other costs, which includes increases in legal, consulting and audit expenses all of which was partially offset by a decrease in expense as a result of a decrease in the fair value of a purchase accounting contingency from the Griffin acquisition. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increases in selling, general and administrative expense from 26 weeks of contribution related to Griffin	$21.0	$8.2	$15.6	$44.8
Increase in payroll and incentive-related benefits	(1.2)	—	6.0	4.8
Increase in other expense	(0.5)	—	4.9	4.4
Decrease in purchase accounting contingency	(1.5)	(0.3)	—	(1.8)
	$17.8	$7.9	$26.5	$52.2

Depreciation and Amortization.  Depreciation and amortization charges increased $35.8 million (163.5%) to $57.7 million during the first nine months of fiscal 2011 as compared to $21.9 million during the first nine months of fiscal 2010.  The increase in depreciation and amortization is primarily due to the acquisition of Griffin in December 2010.

Interest Expense. Interest expense was $29.4 million during the first nine months of fiscal 2011 compared to $2.7 million during the first nine months of fiscal 2010, an increase of $26.7 million, primarily due to an increase in debt outstanding as a result of the Griffin acquisition in December 2010 and a write-off of a portion of the Company's term loan facility's deferred loan costs of approximately $4.2 million relating to the extinguishment of a portion of the term loan facility.

Other Income/Expense. Other expense was $2.4 million in the first nine months of fiscal 2011, compared to $1.7 million during the first nine months of fiscal 2010.  The increase in other expense in the first nine months of fiscal 2011 is primarily due to an increase in bank service charges that more than offset the decrease in the costs incurred in the prior year for the then expected renewable diesel joint venture project.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero in fiscal 2011. The Joint Venture losses are primarily from the write-off of capitalized loan costs relating to loan discussions with the U.S. Department of Energy that were terminated in favor of another loan agreement by the Joint Venture.

Income Taxes. The Company recorded income tax expense of $82.0 million for the first nine months of fiscal 2011, compared to $19.2 million recorded in the first nine months of fiscal 2010, an increase of $62.8 million, primarily due to increased pre-tax earnings of the Company in the first nine months of fiscal 2011.  The effective tax rate for the first nine months of fiscal 2011 and fiscal 2010 is 37.0% and 35.9%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.  The effect of the qualified production deduction in fiscal 2011 had less of an impact on the rate as compared to the same period in fiscal 2010 due to the increase in earnings in fiscal 2011.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) in connection with the Griffin acquisition, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of October 1, 2011, the Company had availability of $391.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $23.4 million.

•
As of October 1, 2011, the Company had repaid approximately $240.0 million of the original $300.0 million term loan issued under the credit agreement, and had an outstanding remaining balance of approximately $60.0 million on its term loan facility. The amounts that have been repaid on the term loan may not be reborrowed. Quarterly amortization payments on the term loan of $0.15 million will begin on June 30, 2012, with the final installment due December 17, 2016.

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

As of October 1, 2011, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at October 1, 2011 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$60,000
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	23,383
Availability	$391,617

The classification of long-term debt in the accompanying October 1, 2011 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On October 1, 2011, the Company had working capital of $76.4 million and its working capital ratio was 1.52 to 1 compared to working capital of $30.8 million and a working capital ratio of 1.20 to 1 on January 1, 2011.  The increase in working capital is primarily due to an increase in commodity prices and an increase in inventory volumes.  At October 1, 2011, the Company had unrestricted cash of $28.6 million and funds available under the revolving credit facility of $391.6 million, compared to unrestricted cash of $19.2 million and funds available under the revolving credit facility of $141.6 million at January 1, 2011.

Net cash provided by operating activities was $174.2 million and $48.1 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, an increase of $126.1 million due primarily to an increase in net income of approximately $105.7 million and to changes in operating assets and liabilities that include a decrease in escrow receivable of approximately $16.3 million.   Cash used by investing activities was $57.4 million for the nine months ended October 1, 2011, compared to $35.3 million for the nine months ended October 2, 2010, an increase of $22.1 million primarily due to current year investments in an unconsolidated subsidiary and an increase in cash paid for capital expenditures by Griffin which was acquired in December 2010 that more than offset acquisition costs in the prior year.  Net cash used by financing activities was $107.4 million for the nine months ended October 1, 2011, compared to $4.0 million for the nine months ended October 2, 2010, an increase of $103.4 million, primarily due to repayments of debt in excess of cash received from issuance of stock as compared to debt payments in the prior year.

Capital expenditures of $44.0 million were made during the first nine months of fiscal 2011, compared to $15.9 million in the first nine months of fiscal 2010, for a net increase of $28.1 million (176.7%), due primarily to capital expenditures by Griffin which was acquired in December 2010 as compared to prior years capital expenditures that did not include Griffin.  Capital expenditures related to compliance with environmental regulations were $2.6 million and $1.9 million during the nine months ended October 1, 2011 and October 2, 2010, respectively. The Company expects a continued elevated level of maintenance capital expenditures due to the Griffin acquisition.

Based upon the underlying terms of the Credit Agreement, approximately $0.3 million is included in current liabilities on the Company’s balance sheet at October 1, 2011, as scheduled quarterly installment payments of $0.15 million on the outstanding term debt will begin June 30, 2012.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2011, the Company has accrued approximately $11.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 1, 2011.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $2.2 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 1, 2011 of approximately $10.2 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had, and further instability could in the future have, a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in several multiemployer pension plans that provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  Current information with respect to the Company’s proportionate share of the over- and under-funded status of all actuarially computed value of vested benefits over these pension plans’ net assets is not always available as the Company relies on third parties outside its control to provide such information.  The Company knows that three of these multiemployer plans were under-funded as of the latest available information, some of which is over a year old.  The Company has no ability to compel the plan trustees to provide more current information to the extent it has not already been prepared for and is available to the plan trustees.  In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from one of these underfunded plans. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In the second quarter of fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In April 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of October 1, 2011, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  As of October 1, 2011, the Company has $0.2 million of received credits included in current liabilities on the balance sheet as deferred income while the Company pursues further clarification.  These federal tax credits expired on December 31, 2009; however, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act

of 2010 was signed into public law which extended the Alternative Fuel Mixture Credits through 2011 and made them retroactive to January 1, 2010. The Company will continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility. The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed. As of October 1, 2011 the Company has an investment in the Joint Venture of approximately $12.9 million included on the consolidated balance sheet.

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

The Company's management believes that cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2011, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere;

unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations); increased contributions to the Company's multi-employer and employer-sponsored defined benefit pension plans as required by the PPA; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2011 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2011 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for contributions to the Joint Venture, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $27.8 million of commodity products consisting of approximately $19.9 million of finished products and approximately $7.9 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 1, 2011.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2011 and into fiscal 2012, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of October 1, 2011, the Company has contributed approximately $14.2 million and will incur the remaining amount of the commitment over the next two years as the Facility is constructed. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility. The ultimate cost of the Joint Venture to the Company cannot be determined until, among other things, further detailed engineering reports and studies have been completed.

Based upon the underlying lease agreements, the Company expects to pay approximately $14.4 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 1, 2011.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permissible. The Company will adopt this standard in the first quarter of 2012 and the Company does not expect the adoption will have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan. The ASU amends ASC Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The new standard is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company will adopt this standard as of December 31, 2011 and is evaluating the impact that the adoption of accounting standard will have on the Company's consolidated financial statements and disclosures.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At October 1, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.
In the first nine months of fiscal 2011, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB authoritative guidance. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of October 1, 2011, the aggregate fair value of these natural gas swaps was approximately $0.2 million and are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and natural gas swaps that are marked to market because they did not qualify for hedge accounting at October 1, 2011. The heating oil swaps and natural gas swaps had an aggregate fair value of approximately $0.2 million and are included in accrued expenses at October 1, 2011.

As of October 1, 2011, the Company had forward purchase agreements in place for purchases of approximately $7.9 million of natural gas and diesel fuel in fiscal 2011. As of October 1, 2011, the Company had forward purchase agreements in place for purchases of approximately $19.9 million of finished product in fiscal 2011.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010; (iv) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	November 10, 2011	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 10, 2011	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)