Form 10-K
period 2011-12-31
DARLING INTERNATIONAL INC
filed 2012-02-29
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $1,947,238,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 117,291,429 shares of common stock, $0.01 par value, outstanding at February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2012 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling (the "Griffin Transaction").    The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")) and bakery by-products ("BBP") as well as a range of branded and value-added products.  The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.

Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. The Company's fiscal 2011 business and operations include 52 weeks of contribution from the assets acquired in the Griffin Transaction as compared to 2 weeks of contribution from these assets in fiscal 2010. For the financial results of the Company's business segments, see Note 19 of Notes to Consolidated Financial Statements.

The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

	Fiscal 2011		Fiscal 2010		Fiscal 2009
Continuing operations:
Rendering	$1,501,280	83.5%	$714,685	98.6%	$597,806	100.0%
Bakery	295,969	16.5	10,224	1.4	—	—
Total	$1,797,249	100.0%	$724,909	100.0%	$597,806	100.0%

OPERATIONS

Rendering

The Company's largest business activity is rendering.  The Company's rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG, YG), protein (primarily MBM and PM (feed grade and pet food)), and hides. The Company's rendering operations also provide grease trap servicing to food service establishments in exchange for a collection fee.

Raw materials

The Company's rendering operations collect two primary types of protein by-products, (i) beef and pork by-products and (ii) poultry by-products, which are collected primarily from independent meat and poultry processors, grocery stores, butcher shops and food service establishments. These rendering materials are collected in one of two manners.  Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk trailers in which the raw material is loaded.  The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by or emptied into the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to deter spoilage.

The Company also collects used cooking oil and trap grease from restaurants, food service establishments and grocery stores. Many of the Company's customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are unloaded directly onto the trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  The Company sells two types of containers for used cooking oil collection to food service establishments called CleanStar® and BOSS, both of which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil and trap grease raw material collection is determined by the volume of oil generated by the food service establishment. The Company either transports trap grease to waste treatment centers or recycles it at its facilities into a host of environmentally safe product streams, including fuel and feed ingredients. The Company provides its customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning.

Certain of the Company's rendering facilities are highly dependent on one or a few suppliers.  During the 2011 fiscal year, the Company's 10 largest raw materials suppliers accounted for approximately 25% of the total raw material processed by the Company with no single supplier accounting for more than 5%.  See "Risk factors—A significant percentage of the Company's revenue is attributable to a limited number of suppliers and customers." Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty or otherwise cease using or reduce the use of the Company’s collection services, the operating facilities serving those customers could be materially and adversely affected.  (See "Risk factors-Certain of the Company's operating facilities are highly dependent upon a single or a few suppliers.") For a discussion of the Company’s competition for raw materials, see "Competition."

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

Renewable fuels / Biodiesel

In addition to the rendering and bakery waste services, on January 21, 2011, a wholly-owned subsidiary of the Company entered into a limited liability company agreement (the "JV Agreement") with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "Joint Venture").  The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "Facility") capable of producing approximately 9,300 barrels per day of renewable diesel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture is in the process of constructing the Facility. The Facility is expected to convert grease, primarily animal fats and used cooking oil supplied by the Company, and potentially other feed stocks that become economically and commercially viable, into renewable diesel.  The Facility will use an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.1 billion pounds per year of recycled animal fats, recycled cooking oils and other feedstocks into renewable diesel product and certain other co-products.

In addition, the Company utilizes a portion of its rendered animal fats, recycled greases and plant oils to produce Bio G-3000TM Premium Diesel Fuel.  The Company's biodiesel operations utilize raw material inputs sourced from its rendering operations as well as several third party additives in order to produce Bio G-3000TM.  The Company has the annual capacity to produce two million gallons of Bio G-3000TM.  The Company's biodiesel product is sold to its internal divisions as well as domestic commercial biodiesel producers to be used as biodiesel fuel, a clean burning additive for diesel fuel or as a biodegradable solvent or cleaning agent.  Bio G-3000TM is currently processed at the Company’s facility in Butler, Kentucky.

Raw materials pricing and supply contracts

The Company has two primary pricing arrangements—formula and non-formula arrangements—with its suppliers of poultry, beef, pork and bakery waste products and used cooking oil.  Under a "formula" arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee.  The Company also acquires raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.  Approximately 78% of the Company's annual volume of raw materials is acquired on a "formula" basis.

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

Finished products

The Company's finished products are predominantly proteins (primarily MBM and PM), fats (primarily BFT, PG and YG), BBP and hides.  MBM, PM and BBP are used primarily as high protein additives in pet food and animal feed.  Oils are used as ingredients in the production of pet food, animal feed, soaps and as a substitute for traditional fuels.  Oleo-chemical producers use these oils as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.    Hides are sold to leather distributors and manufacturers for the production of leather goods.  The Company's principal finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile.  While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

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

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through the Company's commodity trading departments which are located at Darling's corporate headquarters in Irving, Texas and in Cold Spring, Kentucky.  The Company also maintains sales offices in Des Moines, Iowa, New Orleans, Louisiana, and Memphis, Tennessee for the sale and distribution of selected products.  This sales force is in contact with several hundred customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants.  The Company sells its finished products internationally through commodities brokers, Company agents and directly to customers in various countries.

The Company sells its finished products primarily to producers of livestock feed, oleo-chemicals, bio-fuels, soaps, pet foods and leather goods for use as ingredients in their products or for further processing.  The Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore the actual pricing for the Company's finished products, as well a competing products, can be quite volatile.  Customers for the Company's premium, value added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses, among others.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients.  Oleo-chemical producers use oils as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products.  The Company typically enters into long-term supply contracts with pet food manufacturers.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the European Union, Latin America, the Pacific Rim, North Africa, Mexico and South America.  Total direct export sales were $270.9 million, $71.0 million and $70.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.  The Company also sells to third parties that export to various foreign countries.  The level of export sales varies from year to year depending on the relative strength of domestic versus overseas markets.  The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies.  The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.  See Note 19 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by domestic and foreign customers.

Following diagnosis of the first U.S. case of bovine spongiform encephalopathy ("BSE") on December 23, 2003,  many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.  Most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE have been reopened to U.S beef, although some countries only accept boneless beef or beef from cattle less than 30 months of age.  Japan is more restrictive and only permits imports of U.S. beef from cattle that are age verified to be 20 months of age or younger at slaughter.  Even though the export markets for U.S. beef have rebounded and 2011 export volumes may exceed pre-BSE levels, most of these markets remain closed to MBM derived from U.S. beef.

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

COMPETITION

Management of the Company believes that the most challenging aspect of the business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers (rendering operations integrated with the meat or poultry packing operation).  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and, as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented and very competitive.  The Company competes with other rendering and restaurant services businesses, bakery waste and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal.  In addition, food service establishments have increasingly experienced theft of used cooking oil.  A number of the Company's competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for raw materials is based in large part on price and proximity to the supplier.

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

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2011, the Company employed approximately 3,320 persons full-time.  While the Company has no national or multi-plant union contracts, approximately 25% of the Company's employees are covered by multiple collective bargaining agreements.  Management believes that the Company's relations with its employees and their representatives are good.  There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

– Animal and Plant Health Inspection Service ("APHIS"), as the competent authority on animal health in the U.S., certifies facilities and claims made for exported materials and establishes and enforces import requirements for live animals and animal products, and

– Food Safety Inspection Service ("FSIS") regulates sanitation and food safety programs.

On December 30, 2003, the Secretary of Agriculture announced new beef slaughter/meat processing regulations to assure consumers of the safety of the meat supply.  These regulations prohibit non-ambulatory animals from entering the food chain, require removal of specified risk materials at slaughter and prohibit carcasses from cattle tested for BSE from entering the food chain until the animals are shown negative for BSE.

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

Management believes that the most competitive aspect of the Company's business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers.  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  In addition, the Company has seen an increase in the use of restaurant grease in the production of biodiesel, which has increased competition for the collection of used cooking oil and contributed to an increase in the frequency of theft of used cooking oil.  Furthermore, the general performance of the U.S. economy, declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets has had a negative impact on the Company's raw material volume, such as through the forced closure of certain of the Company’s raw material suppliers.  A significant decrease in available raw materials or a closure of a raw material supplier could materially and adversely affect the Company's business and results of operations, including the carrying value of the Company's assets.

The rendering industry is highly fragmented and both the rendering and bakery waste industries are very competitive.  The Company competes with other rendering businesses and alternative methods of disposal of animal processing by-products, bakery waste processing and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal.  See Item 1, "Competition." In addition, restaurants experience theft of used cooking oil, the frequency of which has increased with the rise in value of used cooking oil.  Depending on market conditions, the Company either charges a collection fee to offset a portion of the cost incurred in collecting raw material or will pay for the raw material.  To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company's collection fees being deemed too expensive or otherwise, the Company's raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company's business and results of operations.

A majority of Darling's volume of rendering raw materials, including all of its significant poultry accounts, and all of its bakery feed raw materials are acquired on a "formula basis," which in most cases is set forth in contracts with the Company's suppliers, generally with multi-year terms.  These "formulas" allow the Company to manage the risk associated with decreases in commodity prices by adjusting the Company's costs of materials based on changes in the price of the Company's finished products, while also permitting the Company, in certain cases, to benefit from increases in commodity prices.  The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between the Company and the Company's suppliers of the costs and benefits from movements in commodity prices.  Changes to these formulas or the inability to renew such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is highly dependent on natural gas and diesel fuel.

The Company's operations are highly dependent on the use of natural gas and diesel fuel.  The Company consumes significant volumes of natural gas to operate boilers in the Company's plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of facility operations included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate the Company’s fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Prices for both natural gas and diesel fuel can be volatile and therefore represent an ongoing challenge to the Company's operating results.  Although the Company continually manages these costs and hedges the Company's exposure to changes in fuel prices through the Company's formula pricing and derivatives, a material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company's business, financial condition and results of operations.

A significant percentage of the Company's revenue is attributable to a limited number of suppliers and customers.

In fiscal 2011, Darling's top ten customers for finished products accounted for approximately 28% of product sales.  In addition, its top ten raw material suppliers accounted for approximately 25% of its raw material supply in the same period.  A disruption to, termination of, or modifications to the Company's relationships with any of the Company's significant suppliers or customers could cause the Company's businesses to suffer significant financial losses and could have a material adverse impact on the Company's business, earnings, financial condition and/or cash flows.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into the JV Agreement with a wholly-owned subsidiary of Valero to form the Joint Venture.  The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the Facility, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract ("EPC Contract") that is intended to fix the Joint Venture's maximum economic exposure for the cost of the Facility.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture ("Opco"), entered into (i) a facility agreement (the "Facility Agreement") with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the "Lender"), and (ii) a loan agreement (the "Loan Agreement") with the Lender, which will provide the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the "JV Loan") to support the design, engineering and construction of the Facility, which is now under construction. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes. As of December 31, 2011 the Company has an investment in the Joint Venture of approximately $21.7 million included on the consolidated balance sheet.

There is no guarantee that the Facility will be constructed in a timely manner, and any unexpected significant scope changes to the project could require investment of additional significant financial resources by the Company which may require the Company to obtain additional financing. Further, while the two principal technologies to be licensed for the Joint Venture are established technologies, their use together in the manner currently contemplated for the Joint Venture is innovative and has not been previously employed.  If the Facility is completed, there is no guarantee that the Joint Venture will be profitable or allow the Company to make a return on the Company’s investment, and the Company may lose the Company's entire investment.

The Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program ("RFS2"), which positively impact the demand for and price of renewable diesel.  Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse affect on the Joint Venture.  See "Risk Factors—The Company's business may be affected by energy policies of U.S. and foreign governments."  Similarly, the Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies to be used by the Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse affect on the Joint Venture.

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

Pursuant to the requirements established by the Energy Independence and Security Act of 2007 on February 3, 2010, the EPA finalized regulations for RFS2.  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022 and such amount is subject to increase by the EPA Administrator.  On June 20, 2011, the EPA issued a proposed rule which would require 1.28 billion gallons for the calendar year 2013. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a "renewable fuel" each type of fuel from each type of feed stock is required to lower greenhouse gas emissions ("GHG") by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company's finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions.  Programs like RFS2 and tax credits for bio-fuels both in the United States and abroad may positively impact the demand for the Company's finished products.  Accordingly, changes to, a failure to enforce or discontinuing any of these programs could have a negative impact on the Company's business and results of operations.

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

The applicable rules and regulations promulgated by these agencies may influence the Company's operating results at one or more facilities.  Furthermore, the loss of or failure to obtain necessary federal, state or local permits and registrations at one or more of the Company's facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect the Company's operating results.  The Company's failure to comply with applicable rules and regulations, including obtaining or maintaining required operating certificates or permits, could subject the Company to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and (iii) adverse publicity.  There can be no assurance that the Company will not incur material costs and liabilities in connection with these rules and regulations.

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

With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE ("Enhanced BSE Rule").  These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals.  In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals ("Prohibited Cattle Materials"). Tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities cannot be fed to any animal.  The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations.  Based on the foregoing, while the Company acknowledges that unanticipated issues may arise as the FDA continues to implement the Enhanced BSE Rule and conducts compliance inspections, the Company does not currently anticipate that the Enhanced BSE Rule will have a significant impact on the Company operations or financial performance.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule will not negatively impact the Company’s operations and financial performance.

With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients.  The FDAAA directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  As a prerequisite to new requirements specified by the FDAAA, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued "Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance."  Stakeholder comments and questions about the Reportable Food Registry that were submitted to the docket or during public meetings were incorporated into a second draft guidance ("RFR Draft Guidance"), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.  On July 27, 2010, the FDA released "Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance" ("Draft CPG"), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Draft CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

In addition, on January 4, 2011, President Barack Obama signed the Food Safety Modernization Act ("FSMA") into law.  As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority so that the criteria needed for detaining human or animal food are lowered. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. In addition to amending existing regulations, the FSMA requires the FDA to develop new regulations that, among other provisions, place additional registration requirements on food and feed producing firms; require registered facilities to perform hazard analyses and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. Such new food safety provisions will require new FDA rule-making.  The Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

The Company’s business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially know as "Swine Flu") and H5N1 avian influenza ("Bird Flu") that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

If the Company or the Company's customers are the subject of product liability claims or product recalls, the Company may incur significant and unexpected costs and the Company's business reputation could be adversely affected.

The Company and its customers for whom the Company manufactures products may be exposed to product liability claims and adverse public relations if consumption or use of the Company's products is alleged to cause injury or illness to humans or animals.  In addition, the Company and its customers may be subject to product recalls resulting from developments relating to the discovery of unauthorized adulterations to food additives.  The Company's insurance may not be adequate to cover all liabilities the Company incurs in connection with product liability claims or product recalls.  The Company may not be able to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product liability judgment against the Company or against one of its customers for whom the Company manufactures products, or the Company's or its customer's agreement to settle a product liability claim or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow.  In addition, even if product liability claims against the Company or its customers for whom the Company manufactures products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating the Company's business and may result in adverse publicity.

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

The Company's management is required to continue to devote a significant amount of time and effort in integrating Darling's business and Griffin’s business.

The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken.  Although significant progress has been made in the integration of the two businesses, the Company's management will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of Darling's business and the business of Griffin, which may decrease the time it will have to develop new services or strategies.

The Company may not realize all of the growth opportunities and cost synergies that the Company anticipated from the Merger.

The benefits that the Company expects to achieve as a result of the Merger will depend, in part, on the Company's ability to realize the remaining anticipated growth opportunities and cost synergies.  The Company's success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the continued integration of Darling's and Griffin's businesses and operations and the adoption of the Company's respective best practices.  Even if the Company is able to fully integrate Darling's and Griffin's businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that the Company currently expects from this integration within the anticipated time frame or at all.  For example, the combined company may be unable to completely eliminate duplicative costs.  Moreover, the combined company may incur substantial expenses in connection with the continued integration of Darling's and Griffin's businesses and operations.  While the Company anticipates that certain additional expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates.  Accordingly, the benefits from the Merger may be offset by unanticipated costs incurred or unanticipated delays in integrating the companies.

The Company's level of indebtedness as a result of the Merger could adversely affect the Company's ability to operate its business, react to changes in the economy or its industry and make payments on its indebtedness.

    As of December 31, 2011, the Company had total indebtedness of approximately $280.0 million, consisting of $250.0 million of 8.5% Senior Notes due 2018 (the "Senior Unsecured Notes") and $30.0 million of revolving and term loan borrowings and undrawn commitments available for additional borrowings under the Company's senior secured credit facilities (the "Senior Secured Credit Facilities"), entered into on December 17, 2010. The Company's level of indebtedness could have important consequences, including the following:

•
a portion of the Company's cash flows from operations will be dedicated to the payment of principal and interest on the Company's indebtedness and will not be available for other purposes, including investment in the Company's operations, future business opportunities or strategic acquisitions, capital expenditures and other general corporate purposes;

•	it may limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	the Company may be more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage;

•	it could make the Company more vulnerable to downturns in general economic or industry conditions or in the Company's business; and

•
it may limit, along with the financial and other restrictive covenants in the agreements governing the Company's indebtedness, the Company's ability in the future to obtain financing, the Company's ability to refinance any of its indebtedness, or the Company's ability to dispose of assets or borrow money for its working capital requirements, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes on commercially reasonable terms or at all.

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

The Company depends on information systems throughout the Company's business to collect and process data that is critical to the Company's operations and accurate SEC reporting. Among other things, these information systems process incoming customer orders and outgoing supplier orders, manage inventory, collect raw materials and distribute products, process and bill shipments to and collect cash from the Company's customers, respond to customer and supplier inquiries, contribute to the Company's overall internal control processes, maintain records of the Company's property, plant and equipment, and record and pay amounts due vendors and other creditors.

If the Company were to experience a disruption in its information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any such disruption could adversely affect the Company's ability to meet its financial reporting obligations.  The Company may also encounter difficulties in developing new systems or maintaining and upgrading existing systems.  Such difficulties may lead to significant expenses or losses due to disruption in business operations, loss of sales or profits, or cause the Company to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on the Company's results of operations.

In order to enhance its technology, customer service, and business processes, the Company recently began a multi-year project to replace its existing work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning ("ERP") system. The implementation process involves a number of risks that may adversely hinder the Company's business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management's attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events beyond the Company's control. These types of issues could disrupt the Company's business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Company's financial position and results of operations.

The Company could incur a material weakness in the Company's internal control over financial reporting that would require remediation.

The Company's disclosure controls and procedures were deemed to be effective in fiscal 2011.  However, any future failures to maintain the effectiveness of the Company's disclosure controls and procedures, including the Company's internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of its public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to meet its regulatory reporting obligations in a timely manner.  The ongoing integration of the operations of Griffin following the Merger could create additional risks to the Company's disclosure controls, including the Company’s internal controls over financial reporting.

An impairment in the carrying value of the Company's goodwill or other intangible assets may have a material adverse effect on the Company's results of operations.

As of December 31, 2011, the Company has approximately $381.4 million of goodwill.  The Company is required to annually test goodwill to determine if impairment has occurred.  Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred.  If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made.  The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or changes in competition.  Changes in these factors, or changes in actual performance compared with estimates of the Company's future performance, may affect the fair value of goodwill, which may result in an impairment charge.  For example, a deterioration in demand for, or increases in costs for producing a supplier's principal products could lead to a reduction in the supplier's output of raw materials, thus impacting the fair value of a plant processing that raw material. The Company cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill become impaired, there may be a materially adverse effect on the Company's results of operations.

The Company may be subject to work stoppages at its operating facilities which could cause interruptions in the manufacturing of the Company's products.

While the Company has no national or multi-plant union contracts, approximately 25% of the Company's employees are covered by multiple collective bargaining agreements.  Labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs.  Darling's collective bargaining agreements expire at varying times over the next five years.  There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company.  If the Company's unionized workers were to engage in a strike, work stoppage or other slowdown in the future, the Company could experience a significant disruption of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  Based upon the most currently available information, certain of these multi-employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the Pension Protection Act, which was enacted in August 2006 and went into effect in January 2008, requires under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding.  As a result, the Company's required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, the Company’s voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan to which the Company contributes would require the Company to make payments to the plan for the Company’s proportionate share of such multi-employer plan’s unfunded vested liabilities.  Also, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service ("IRS") may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan.  For more information on the mutliemployer pension plans in which the Company participates see Note 14 to the Consolidated Financial Statements. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact the Company’s liquidity and results of operations.

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

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which the Company operates, the Company's business operations, the Company's expectations and other forward-looking statements contained in this report.  The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties.  The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing war in Afghanistan and other conflicts in the Middle East, may cause greater uncertainty and cause the Company's business to suffer in ways that cannot currently be predicted.  Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact the Company's facilities or those of the Company's suppliers or customers could have an impact on the Company's sales, supply chain, production capability and costs and the Company's ability to deliver its finished products.

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

The market price of the Company's common stock has been subject to volatility and, in the future, the market price of the Company's common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company's control.  Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of the Company’s common stock.  In addition to the risk factors discussed in this report, the price and volume volatility of the Company’s common stock may be affected by:

•	actual or anticipated fluctuations in commodities prices;

•	actual or anticipated variations in the Company's results;

•	the Company's earnings releases and financial performance;

•	changes in financial estimates or buy/sell recommendations by securities analysts;

•	the ongoing integration of Griffin's business and the Company's ability to realize growth opportunities as a result therefrom;

•	the Company's access to financial and capital markets to refinance its debt or its ability to repay indebtedness under the Company's Senior Secured Credit Facilities and its Senior Unsecured Notes;

•	the effect of future sales of substantial amounts of the Company's common stock;

•	performance of the Company's joint venture investments;

•	the Company’s dividend policy;

•	market conditions in the industry and the general state of the securities markets;

•	investor perceptions of the Company and the industry and markets in which it operates;

•	domestic and foreign governmental legislation or regulation;

•	currency and exchange rate fluctuations; and

•	domestic and global general economic and market conditions, such as recessions or significant inflation.

Future sales of the Company's common stock or the issuance of other equity may adversely affect the market price of the Company's common stock.

The Company is not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock, or common stock issued as restricted shares or through the exercise of options granted under a Company equity incentive plan.  The issuance of additional shares of the Company's common stock or convertible securities, including the Company's outstanding options, or otherwise, will dilute the ownership interest of the Company's common stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, in an office facility where the Company leases approximately 34,000 square feet.  The Company also maintains regional offices in Cold Spring, Kentucky and Des Moines, Iowa.

As of December 31, 2011, the Company operates over 120 processing and transfer facilities including the processing locations listed below.  All of the processing facilities are owned except for ten leased facilities and the Company owns or leases 60 transfer stations in the U.S., some of which also process yellow grease and trap.  These transfer stations serve as collection points for routing raw material to the processing facilities set forth below.  Some locations service a single business segment while others service more than one business segment.  The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION
Rendering Business Segment
Bastrop, TX	Rendering/Yellow Grease
Bellevue, NE	Rendering/Yellow Grease
Berlin, WI	Rendering/Yellow Grease
Blue Earth, MN	Rendering/Yellow Grease
Blue Island (Chicago), IL	Yellow Grease/Trap
Boise, ID	Rendering/Yellow Grease
Butler, KY	Rendering/Yellow Grease/Trap
Butler, KY	Biodiesel
Calhoun, GA	Yellow Grease
Cincinnati, OH	Hides
Cleveland, OH	Yellow Grease/Trap
Clinton, IA	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Columbus, IN	Rendering/Yellow Grease/Trap
Dallas, TX	Rendering/Yellow Grease
Denver, CO	Rendering/Yellow Grease

Denver, CO	Edible Meat and Tallow
Des Moines, IA	Rendering/Yellow Grease
East Dublin, GA	Rendering/Yellow Grease/Trap
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Ellenwood, GA	Rendering/Yellow Grease
Fairfax, MO	Protein Blending
Fresno, CA	Rendering/Yellow Grease
Grand Island, NE (1)	Pet Food
Henderson, KY	Fertilizer Blending
Holden, LA	Yellow Grease/Trap
Houston, TX	Rendering/Yellow Grease/Trap
Indianapolis, IN	Yellow Grease/Trap
Jackson, MS	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Kansas City, KS	Protein Blending
Kansas City, MO	Hides
Lexington, NE	Rendering/Protein Blending
Little Rock, AR	Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Lynn Center, IL	Protein Blending
Mason City, IL	Rendering/Yellow Grease
Newark, NJ	Rendering/Yellow Grease/Trap
Newberry, IN	Rendering/Yellow Grease
No. Las Vegas, NV	Yellow Grease/Trap
Omaha, NE	Protein Blending
Quincy, FL	Hides
Russellville, KY	Rendering/Yellow Grease/Trap
San Diego, CA (1)	Trap
San Francisco, CA (1)	Rendering/Yellow Grease/Trap
Santa Ana, CA (1)	Trap
Sioux City, IA	Rendering/Yellow Grease
Smyrna, GA	Trap
Starke, FL	Rendering/Yellow Grease/Trap
Tacoma, WA (1)	Rendering/Yellow Grease/Trap
Tampa, FL	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease
Union City, TN	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease
Wichita, KS	Rendering/Yellow Grease/Trap

Bakery Feed Segment
Albertville, AL (1)	Bakery Feed
Butler, KY (1)	Bakery Feed
Doswell, VA	Bakery Feed/Yellow Grease
Henderson, KY (1)	Bakery Feed
Honey Brook, PA	Bakery Feed
Marshville, NC	Bakery Feed/Yellow Grease
Memphis, TN (1)	Bakery Feed
North Baltimore, OH	Bakery Feed
Watts, OK (1)	Bakery Feed/Yellow Grease

(1)      Property is leased.  Rent expense for these leased properties was $1.2 million in the aggregate in fiscal 2011.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 31, 2011 and January 1, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $38.0 million and $35.8 million, respectively.  The Company has insurance recovery receivables of approximately $9.6 million and $7.7 million, respectively, related to these liabilities. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DAR".  The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the Company's common stock as reported on the NYSE.

	Market Price
Fiscal Quarter	High	Low
2011:
First Quarter	$15.89	$12.09
Second Quarter	$19.15	$14.76
Third Quarter	$18.51	$12.59
Fourth Quarter	$14.75	$11.69
2010:
First Quarter	$9.13	$7.48
Second Quarter	$9.69	$7.25
Third Quarter	$8.59	$7.02
Fourth Quarter	$13.59	$8.31

On February 22, 2012, the closing sales price of the Company's common stock on the NYSE was $15.95.  The Company has been notified by its stock transfer agent that as of February 22, 2012, there were 128 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2012.  The agreements underlying the Company's Senior Secured  Credit Facilities and Senior Unsecured Notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the CS-Agribusiness Index for the period from December 30, 2006 to December 31, 2011, assuming the investment of $100 on December 30, 2006 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2011 with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company's security holders, and ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,343,134	(1)	$6.48	1,603,522
Equity compensation plans not approved by security holders	–		–	–
Total	1,343,134		$6.48	1,603,522

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan (the “2004 Plan”) as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2004 Plan.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 31, 2011, January 1, 2011, and January 2, 2010, and the related notes thereto.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	Fifty-two	Fifty-two	Fifty-two	Fifty-three	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December, 31	January, 1	January 2,	January 3,	December 29,
	2011	2011 (j)	2010 (i)	2009 (h)	2007
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,797,249	$724,909	$597,806	$807,492	$645,313
Cost of sales and operating expenses	1,267,599	531,648	440,111	614,708	483,453
Selling, general and administrative expenses (a)	136,135	68,042	61,062	59,761	57,999
Depreciation and amortization	78,909	31,908	25,226	24,433	23,214
Acquisition costs	—	10,798	468	—	—
Goodwill impairment (b)	—	—	—	15,914	—
Operating income	314,606	82,513	70,939	92,676	80,647
Interest expense (c)	37,163	8,737	3,105	3,018	5,045
Other (income)/expense, net (d), (e)	3,577	3,433	955	(258)	570
Equity in net loss of unconsolidated subsidiary	1,572	—	—	—	—
Income from continuing operations before income taxes	272,294	70,343	66,879	89,916	75,032
Income tax expense	102,876	26,100	25,089	35,354	29,499
Net Income	$169,418	$44,243	$41,790	$54,562	$45,533
Basic earnings per common share	$1.47	$0.53	$0.51	$0.67	$0.56
Diluted earnings per common share	$1.47	$0.53	$0.51	$0.66	$0.56
Weighted average shares outstanding	114,924	82,854	82,142	81,685	81,091
Diluted weighted average shares outstanding	115,525	83,243	82,475	82,246	81,916
Other Financial Data:
Adjusted EBITDA (f)	$393,515	$114,421	$96,165	$133,023	$103,861
Depreciation	50,891	26,328	21,398	19,266	18,332
Amortization	28,018	5,580	3,828	5,167	4,882
Capital expenditures (g)	60,153	24,720	23,638	31,006	15,552
Balance Sheet Data:
Working capital	$92,423	$30,756	$75,100	$67,446	$34,385
Total assets	1,417,030	1,382,258	426,171	394,375	351,338
Current portion of long-term debt	10	3,009	5,009	5,000	6,250
Total long-term debt less current portion	280,020	707,030	27,539	32,500	37,500
Stockholders’ equity	920,375	464,296	284,877	236,578	200,984

(a)
Included in selling, general and administrative expenses is a loss on a legal settlement of approximately $2.2 million offset by a gain on a separate legal settlement of approximately $1.0 million in fiscal 2007.

(b)	Includes a goodwill impairment charge of $15.9 million in the fourth quarter of fiscal 2008.

(c)
Included in interest expense for fiscal 2010 is approximately $3.1 million for bank financing fees paid as a result of the acquisition of Griffin and in fiscal 2011 includes the write-off of approximately $4.9 million in deferred loan costs from the payments on the term loan portion of the Company's Secured Credit Facilities.

(d)	Included in other (income)/expense in fiscal 2010 is a write-off of deferred loan costs of approximately $0.9 million for the early termination of a previous senior credit agreement.

(e)	Included in other (income)/expense in fiscal 2010 is a write-off of property for fire and casualty losses of approximately $1.0 million for losses incurred in plant fires at two plant locations.

(f)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles ("GAAP").  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
Net income	$169,418	$44,243	$41,790	$54,562	$45,533
Depreciation and amortization	78,909	31,908	25,226	24,433	23,214
Goodwill impairment	—	—	—	15,914	—
Interest expense	37,163	8,737	3,105	3,018	5,045
Income tax expense	102,876	26,100	25,089	35,354	29,499
Other, net	3,577	3,433	955	(258)	570
Equity in net loss of unconsolidated subsidiary	1,572	—	—	—	—
Adjusted EBITDA	$393,515	$114,421	$96,165	$133,023	$103,861

(g)
Excludes the capital assets acquired as part of the Merger of Griffin and from Nebraska By-Products, Inc. of approximately $243.7 million in fiscal 2010.  Excludes the capital assets acquired in fiscal 2008 from API Recycling’s used cooking oil collection business of $3.4 million.  Also excludes the capital assets acquired in fiscal 2009 from Boca Industries, Inc. and Sanimax USA, Inc. of approximately $8.0 million.

(h)	Fiscal 2008 includes 19 weeks of contribution from the API Recycling used cooking oil collection business.

(i)
Fiscal 2009 includes 45 weeks of contribution from the acquired assets of Boca Industries, Inc. and does not include any contribution from assets acquired from Sanimax USA, Inc. as the acquisition occurred on December 31, 2009.

(j)	Fiscal 2010 includes 2 weeks of contribution from the Griffin assets and 31 weeks of contribution from the assets of Nebraska By-Products, Inc.

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

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.  During fiscal 2010, the Company was organized into two operating business segments, Rendering and Restaurant Services.  Effective January 2, 2011, as a result of the acquisition of Griffin (as further described below), the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. Comparative segment revenues and related financial information are discussed herein and are presented in Note 19 to the Consolidated Financial Statements.

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors,  commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin pursuant to the Merger Agreement, by and among Darling, Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Griffin survived the Merger as a wholly-owned subsidiary of Darling.  The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal, ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow, ("BFT"), poultry grease ("PG") and yellow grease ("YG")), and bakery by-product ("BBP") as well as a range of branded and value-added products. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal.  Finished product prices will track as to nutritional and industry value to the ultimate customer’s use of the product.  The Company's fiscal 2011 business and operations include 52 weeks of contribution from the assets acquired in the Griffin Transaction as compared to 2 weeks of contribution from these assets in fiscal 2010. For additional information on the Company's business, see Item 1, "Business," and for additional information on the Company's segments, see Note 19 of Notes to Consolidated Financial Statements.

Fiscal 2011 was a record setting year for the Company. Earnings performance was attributable to strong finished product markets driven by an improving global economy and continued implementation of global bio-fuel mandates.  Additionally, a full year of integration efforts reflecting the late 2010 acquisition of Griffin supported the Company's performance. During fiscal 2011, the Company watched values for the global feed grains and oilseeds complex escalate throughout the first half of the year, only to be tempered in the back half of the year by economic conditions in Europe. Overall, the Company's raw material tonnage grew nicely in the beef segment and the Company benefited from improved beef slaughter volumes driven by a return of profitability for both the livestock producer and meat processor while poultry tonnage reflected cut backs associated with higher input costs and challenged industry profitability.  The Company's used cooking oil collection and grease trap processing benefited from improved prices for finished products as the U.S. economy began to rebound and eating out normalized.  Energy costs for natural gas were favorable, but were more than offset by increased diesel fuel costs.  Overall operating costs were effectively managed and reflected the Company's higher volume of inputs.

The bakery business segment made a solid contribution during fiscal 2011. Input volumes grew throughout the year as general economic conditions improved and commercial bakeries operated longer hours. Cookie Meal® prices improved and tracked with the rising price of corn, which ultimately drove bakery segment earnings.

Operating income of $314.6 million increased by $232.1 million in fiscal 2011 compared to fiscal 2010.  The continuing challenges faced by the Company and discussed below indicate there can be no assurance that operating results achieved by the Company in fiscal 2011 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2011

•
The acquisition of Griffin has contributed a significant amount to the Company's operations during fiscal 2011. The financial impact of the acquisition of Griffin is summarized below in Results of Operations.

•
Significantly higher finished product prices for fats and proteins in fiscal 2011 as compared to fiscal 2010 are a sign of increased global demand for BFT and YG for use in bio-fuels, tightening global grain supplies and increased Asian demand for protein. Finished product prices were favorable to the Company's sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Energy prices for natural gas declined during fiscal 2011 as compared to fiscal 2010, but were more than offset by an increase in diesel prices during fiscal 2011 as compared to fiscal 2010. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2012 and Thereafter

Critical Issues and Challenges

•
The acquisition of Griffin is the largest and most significant acquisition Darling has undertaken.  Although significant progress has been made in the integration of the two businesses, the Company's management will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of Darling's business and the business of Griffin, which may decrease the time it will have to develop new services or strategies.

•
Finished product prices for MBM, PM (both feed grade and pet food), BFT, PG, YG and BBP commodities have increased during fiscal 2011 as compared to the same period of fiscal 2010. No assurance can be given that this increase in commodity prices for various proteins, fats and bakery products will continue in the future, as commodity prices are volatile by their nature. A future decrease in commodity prices could have a significant impact on the Company’s earnings for fiscal 2012 and into future periods

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material. Natural gas prices represent a significant cost of factory operation included in cost of sales. The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material. Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Energy prices for natural gas declined during fiscal 2011 as compared to fiscal 2010, but were more than offset by an increase in diesel prices during fiscal 2011 as compared to fiscal 2010. Both natural gas and diesel fuel prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods. A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

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

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease."  As previously noted, the FDA has amended the BSE Feed Rule, which the FDA began enforcing on October 26, 2009.  Management has followed this amendment throughout its history in order to assess and minimize the impact of its implementation on the Company.

Even though the export markets for U.S. beef have rebounded and 2011 export volumes may exceed pre-BSE levels, most export markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

•
With respect to human food, pet food and animal feed safety, the FDAAA was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients.  As previously noted, the FDAAA establishes the Reportable Food Registry. The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

In addition, on January 4, 2011 the FSMA was enacted into law.  As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  As previously noted, the Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

See the risk factor entitled "The Company's business may be affected by the impact of BSE and other food safety issues," beginning on page 15, for more information about BSE, including the Enhanced BSE Rule, and other food safety issues and their potential effects on the Company, including the potential effects of additional government regulations, finished product export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE-related concerns.

•
The emergence of diseases such as Swine Flu and Bird Flu that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products

These challenges indicate there can be no assurance that fiscal 2011 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended December 31, 2011 (“Fiscal 2011”) Compared to Fifty-two Week Fiscal Year Ended January 1, 2011 (“Fiscal 2010”)

Summary of Key Factors Impacting Fiscal 2011 Results:

Principal factors that contributed to a $232.1 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Inclusion of a full 52 weeks of contribution from the acquisition of Griffin, and

•	Improvements in finished product prices, offset by quality downgrades.

These factors which contributed to increases in operating income were partially offset by:

•	Increase in raw material costs,

•	Decreases in yield,

•	Increases in payroll and incentive-related benefits, and

•	Increases in energy costs primarily diesel fuel.

Summary of Key Indicators of Fiscal 2011 Performance:
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
Finished Product Commodity Prices. Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related Jacobsen index. During Fiscal 2011, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2011, compared to average Jacobsen prices for Fiscal 2010 follow:

	Avg. Price Fiscal 2011	Avg. Price Fiscal 2010	Increase	% Increase
Rendering Segment:
MBM (Illinois)	$354.84/ton	$297.35/ton	$ 57.49/ton	19.3%
Feed Grade PM (Carolina)	$400.21/ton	$366.89/ton	$ 33.32/ton	9.1%
Pet Food PM (Southeast)	$637.30/ton	$606.55/ton	$ 30.75/ton	5.1%
BFT (Chicago)	$ 49.58/cwt	$ 33.43/cwt	$ 16.15/cwt	48.3%
PG (Southeast)	$ 45.94/cwt	$ 29.01/cwt	$ 16.93/cwt	58.4%
YG (Illinois)	$ 43.19/cwt	$ 26.89/cwt	$ 16.30/cwt	60.6%
Bakery Segment:
BBP (Chicago)	$236.89/ton	$143.57/ton	$ 93.32/ton	65.0%

The overall increase in average prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by the negative impact to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

During the fourth quarter of Fiscal 2011, the Company experienced a significant decline in all of its average commodity prices as compared to the third quarter of Fiscal 2011 due to reduced export of feed stock, and a decrease in protein prices, due to soft protein meal demand domestically as a result of cut-backs by poultry producers. The following table shows the average Jacobsen index for the fourth quarter of Fiscal 2011 as compared to the average Jacobsen index for the third quarter of Fiscal 2011.

	Avg. Price 4th Quarter 2011	Avg. Price 3rd Quarter 2011	Decrease	% Decrease
Rendering Segment:
MBM (Illinois)	$309.69/ton	$353.79/ton	$ (44.10/ton)	(12.5)%
Feed Grade PM (Carolina)	$364.42/ton	$436.86/ton	$ (72.44/ton)	(16.6)%
Pet Food PM (Southeast)	$610.57/ton	$658.59/ton	$ (48.02/ton)	(7.3)%
BFT (Chicago)	$ 46.40/cwt	$ 51.06/cwt	$ (4.66/cwt)	(9.1)%
PG (Southeast)	$ 41.98/cwt	$ 48.18/cwt	$ (6.20/cwt)	(12.9)%
YG (Illinois)	$ 38.69/cwt	$ 45.03/cwt	$ (6.34/cwt)	(14.1)%
Bakery Segment:
BBP (Chicago)	$239.86/ton	$250.34/ton	$ (10.48/ton)	(4.2)%

Raw Material Volume. Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as butcher shops, grocery stores and independent beef, pork and poultry processors and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished products.

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

Collection Fees and Collection Operating Expense. The Company charges collection fees which are included in net sales. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company's business plan. Furthermore, management monitors collection fees and collection expense so that the Company can consider implementing measures to mitigate against unforeseen increases in these expenses.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, commercial bakery waste and used restaurant cooking oil to principally produce finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2011, net sales were $1,797.2 million as compared to $724.9 million during Fiscal 2010. The Rendering Segments' operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat is approximately $950.8 million and $399.1 million of net sales for the year ended December 31, 2011 and January 1, 2011, respectively, and protein is approximately $447.7 million and $243.5 million of net sales for the year ended December 31, 2011 and January 1, 2011, respectively. The increase in Rendering Segment sales of $786.5 million and the increase in Bakery Segment sales of $285.8 million accounted for the $1,072.3 million increase in sales. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in net sales due to acquisition of Griffin	$582.4	$285.8	$—	$868.2
Increase in finished product prices	210.7	—	—	210.7
Increase in other sales	0.6	—	—	0.6
Decrease in yield	(7.2)	—	—	(7.2)
	$786.5	$285.8	$—	$1,072.3

Further detail regarding the $786.5 million increase in sales in the Rendering Segment and the $285.8 million increase in sales in the Bakery Segment is as follows:

Rendering

Net Sales from Acquisition of Griffin: The Company's net sales have increased by $582.4 million in the Rendering Segment as a result of 52 weeks of contribution from the acquisition of Griffin as compared to two weeks of contribution in Fiscal 2010. Higher finished product prices for both fats and proteins contributed to strong net sales.

Finished Product Prices: Higher prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM and BFT, positively impacted the Company's finished product prices. In addition an increase in global demand for use of YG in bio-fuels positively impacted the Company's finished product prices. The $210.7 million increase in Rendering sales resulting from increases in finished product prices is due to a market-wide increase in MBM, BFT and YG prices, but this increase was negatively impacted by extreme summer temperatures in the third quarter of Fiscal 2011 which affected raw material quality resulting in lower value protein production and discounting of finished fat. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT and YG.

Other Sales: The $0.6 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and an increase in purchases of finished product for resale that more than offset lower collection and processing fees and reductions in sales from the movement of raw material volumes from Darling plants to Griffin plants.

Yield: The raw material processed in Fiscal 2011 compared to the same period of Fiscal 2010 yielded less finished product for sale and decreased sales by $7.2 million. The decrease in the relative portion of cattle offal in the raw material collected during Fiscal 2011 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Bakery

Net Sales from Acquisition of Griffin: The Bakery Segment was acquired in the Griffin Transaction and net sales have increased by $285.8 million as a result of 52 weeks of contribution in Fiscal 2011 as compared to two weeks of contribution in Fiscal 2010. High finished product prices for BBP contributed to strong net sales.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition. Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company's cost structure. The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company's price exposure to volatile energy markets.

During Fiscal 2011, cost of sales and operating expenses were $1,267.6 million as compared to $531.6 million during Fiscal 2010. The increase in Rendering Segment cost of sales and operating expenses of $529.6 million and Bakery Segment cost of sales and operating expenses of $206.6 million accounted for substantially all of the $736.0 million increase in cost of sales and operating expenses. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in cost of sales and operating expense due to acquisition of Griffin	$374.9	$206.6	$(0.2)	$581.3
Increase in raw material costs	139.6	—	—	139.6
Increase in other	11.3	—	—	11.3
Increase in energy costs primarily diesel fuel	3.8	—	—	3.8
	$529.6	$206.6	$(0.2)	$736.0

Further detail regarding the $529.6 million increase in cost of sales and operating expenses in the Rendering Segment and the $206.6 million increase in Bakery Segment is as follows:

Rendering

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $374.9 million in the Rendering Segment as a result of 52 weeks of contribution from the acquisition of Griffin as compared to two weeks of contribution in Fiscal 2010.

Raw Material Costs: A portion of the Company’s volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG. Since finished product prices were higher in Fiscal 2011 as compared to the same period in Fiscal 2010, the raw material costs increased $139.6 million.

Other Expense: The $11.3 million increase in other expense includes increases in payroll and related benefits, increases in repairs and maintenance, increases in purchase of finished product for resale that were partially offset by reductions in costs from the movement of raw material volumes from Darling plants to Griffin plants.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment. During Fiscal 2011, energy costs were higher and are reflected in the $3.8 million increase due primarily to increased diesel fuel costs as compared to the same period in Fiscal 2010.

Bakery

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery Segment acquired in the Griffin Transaction increased $206.6 million as a result of 52 weeks of contribution from the acquisition of Griffin as compared to two weeks of contribution in Fiscal 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $136.1 million during Fiscal 2011, a $68.1 million increase (100.1%) from $68.0 million during Fiscal 2010. Selling, general and administrative expenses increased due to 52 weeks of contribution from the acquisition of Griffin, payroll and related expense increases including incentive compensation primarily due to better operating results in Fiscal 2011 as compared to Fiscal 2010, an increase in other costs, which includes increases in consulting, legal and audit expenses all of which was partially offset by a decrease in expense as a result of a decrease in the fair value of a purchase accounting contingency from the Griffin acquisition. The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increases in selling, general and administrative expense from 52 weeks of contribution related to Griffin	$27.5	$9.9	$21.9	$59.3
Increase/(decrease) in other	(0.7)	0.7	7.6	7.6
Payroll and related benefits expense	(1.6)	—	6.6	5.0
Decrease in purchase accounting contingency	(3.1)	(0.7)	—	(3.8)
	$22.1	$9.9	$36.1	$68.1

Depreciation and Amortization. Depreciation and amortization charges increased $47.0 million (147.3%) to $78.9 million during Fiscal 2011 as compared to $31.9 million during Fiscal 2010. The increase in depreciation and amortization is primarily due to the acquisition of Griffin in Fiscal 2010.

Acquisition Costs. Acquisition costs were $10.8 million during Fiscal 2010, which were primarily due to the Griffin Transaction as compared to no acquisition activity in Fiscal 2011.

Interest Expense. Interest expense was $37.2 million during Fiscal 2011 compared to $8.7 million during Fiscal 2010, an increase of $28.5 million, primarily due to an increase in debt outstanding as a result of the Griffin acquisition in December 2010. In addition the current year includes a write-off of a portion of the Company's term loan facility's deferred loan costs of approximately $4.9 million relating to the extinguishment of a majority of the term loan facility in Fiscal 2011 as compared to bank fees paid in association with an unutilized and expired bridge finance facility of $3.1 million in Fiscal 2010.

Other Income/Expense. Other expense was $3.6 million in Fiscal 2011, a $0.2 million increase from $3.4 million in Fiscal 2010. The increase in other expense is primarily due to an increase in bank service fees that more than offset the decrease in costs incurred in the prior year from losses reported as a result of fires at two plant locations and the write-off of deferred loan costs due to the termination of the previous credit agreement.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero in Fiscal 2011. The Joint Venture losses are primarily from the write-off of capitalized loan costs relating to loan discussions with the U.S. Department of Energy that were terminated in favor of another loan agreement by the Joint Venture.

Income Taxes. The Company recorded income tax expense of $102.9 million for Fiscal 2011, compared to income tax expense of $26.1 million recorded in Fiscal 2010, an increase of $76.8 million, primarily due to an increase in pre-tax earnings of the Company in Fiscal 2011. The effective tax rate for Fiscal 2011 and Fiscal 2010 is 37.8% and 37.1%, respectively. The difference from the federal statutory rate of 35% in Fiscal 2011 and Fiscal 2010 is primarily due to state taxes and section 199 deduction.

Results of Operations

Fifty-two Week Fiscal Year Ended January 1, 2011 (“Fiscal 2010”) Compared to Fifty-two Week Fiscal Year Ended January 2, 2010 (“Fiscal 2009”)

Summary of Key Factors Impacting Fiscal 2010 Results:

Principal factors that contributed to a $11.6 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Changes in finished product prices and quality downgrades,

•	Higher raw material volumes, and

•	Two weeks of contribution from the acquisition of Griffin.

These factors which contributed to increases in operating income were partially offset by:

•	Acquisition costs and expense from current year acquisitions,

•	Increased costs due to current and prior year acquisition activity other than Griffin,

•	Higher payroll and incentive-related benefits, and

•	Higher energy costs, primarily related to diesel fuel.

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
Finished Product Commodity Prices. Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related Jacobsen index. During Fiscal 2010, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2010, compared to average Jacobsen prices for Fiscal 2009 follow:

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

The overall increase in average BFT and YG prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by lower MBM prices and by a negative impact to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

Raw Material Volume. Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as butcher shops, grocery stores and independent beef, pork and poultry processors and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished products.

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

Collection Fees and Collection Operating Expense. The Company charges collection fees which are included in net sales. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company's business plan. Furthermore, management monitors collection fees and collection expense so that the Company can consider implementing measures to mitigate against unforeseen increases in these expenses.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, commercial bakery waste and used restaurant cooking oil to principally produce finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2010, net sales were $724.9 million as compared to $597.9 million during Fiscal 2009. The Rendering Segments' operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat is approximately $399.1 million and $283.7 million of net sales for the year ended January 1, 2011 and January 2, 2010, respectively and protein is approximately $243.5 million and $244.7 million of net sales for the year ended January 1, 2011 and January 2, 2010, respectively. The increase in Rendering Segment sales of $116.9 million and the increase in Bakery Segment sales of $10.2 million accounted for the $127.1 million increase in sales. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in finished product prices	$73.3	$—	$—	$73.3
Increase in net sales due to acquisition of Griffin	17.5	10.2	—	27.7
Increase in raw material volume	24.4	—	—	24.4
Increase in yield	2.7	—	—	2.7
Purchases of finished product for resale	1.0	—	—	1.0
Decrease in other sales	(2.0)	—	—	(2.0)
	$116.9	$10.2	$—	$127.1

Further detail regarding the $116.9 million increase in sales in the Rendering Segment in Fiscal 2010 over Fiscal 2009 and the $10.2 million increase in sales in the Bakery Segment is as follows:

Rendering

Finished Product Prices: Higher prices in the overall commodity market for corn and soybean oil, which are competing fats to BFT, as well as an increase in global demand for use of YG in bio-fuels, positively impacted the Company's finished product prices while MBM prices were lower as soybean meal prices were lower. $73.3 million of the increase in Rendering Segment sales is due primarily to a market-wide increase in fats, but this increase was impacted by extreme summer temperatures in the third quarter of Fiscal 2010 as compared to the third quarter of Fiscal 2009 that also extended for a longer period of time which affected product quality resulting in lower grades of rendered tallow and grease for sale. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT and YG.

Net Sales from Acquisition of Griffin: The Company's Fiscal 2010 net sales increased by $17.5 million in the Rendering Segment as a result of two weeks of contribution from the acquisition of Griffin.

Raw Material Volume: The positive effect of the integration of Fiscal 2010 and prior year acquisition activity other than Griffin as well as improving conditions in the food service industry in Fiscal 2010 resulted in higher raw material volumes available to process. The higher raw material volumes from Rendering Segment suppliers, which are processed into fats and protein finished products, increased sales by $24.4 million. MBM and BFT are derived principally from bones, fat and offal from the Rendering Segment's suppliers. The proportions of bones, fat and offal are relatively stable, but will vary from production run to production run based on the source and whether the material is principally beef, pork or poultry material. The Company has no ability to alter the proportion of bones, fat and offal offered to the Company by the Company's suppliers and therefore the Company cannot meaningfully alter the mix of MBM and BFT resulting from the Company's rendering process.

Yield: The raw material processed in Fiscal 2010 compared to the same period of Fiscal 2009 yielded more finished product for sale and increased sales by $2.7 million. The increase in the relative portion of cattle offal in the raw material collected during Fiscal 2010 impacted yields since cattle offal is a higher yielding material than pork and poultry offal.

Purchases of Finished Product for Resale: The $1.0 million increase in the purchase of finished product resulted from the Company purchasing more finished product for resale from third party suppliers in Fiscal 2010 as compared to the same period in Fiscal 2009.

Other Sales: The $2.0 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees in Fiscal 2010 over Fiscal 2009.

Bakery

Net Sales from Acquisition of Griffin: The Bakery segment was acquired with Griffin and contributed $10.2 million of net sales during the period subsequent to the Merger in Fiscal 2010.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition. Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company's cost structure. The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company's price exposure to volatile energy markets.

During Fiscal 2010, cost of sales and operating expenses were $531.6 million as compared to $440.1 million during Fiscal 2009. The increase in Rendering Segment cost of sales and operating expenses of $83.4 million and Bakery Segment cost of sales and operating expenses of $8.0 million accounted for substantially all of the $91.5 million increase in cost of sales and operating expenses. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in raw material costs	$51.3	$—	$—	$51.3
Increase in cost of sales and operating expense due to acquisition of Griffin	11.8	8.0	—	19.8
Increase in other	13.1	—	—	13.1
Increase in raw material volume	5.3	—	—	5.3
Increase in energy costs primarily diesel fuel	3.1	—	0.1	3.2
Purchases of finished product for resale	(1.2)	—	—	(1.2)
	$83.4	$8.0	$0.1	$91.5

Further detail regarding the $83.4 million increase in cost of sales and operating expenses in Fiscal 2010 over Fiscal 2009 in the Rendering Segment and the $8.0 million increase in Bakery Segment is as follows:

Rendering

Raw Material Costs: A portion of the Company's volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG. The Company's formula pricing was impacted by extreme summer temperatures in Fiscal 2010 as compared to Fiscal 2009 due primarily to raw material being priced based on higher quality rendered tallow and grease than the Company's actual sales, which increased the overall impact of higher raw material costs from overall higher BFT and YG prices in Fiscal 2010 resulting in an increase of $51.3 million in raw material costs in Fiscal 2010 as compared to Fiscal 2009.

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $11.8 million in the Rendering Segment as a result of two weeks of contribution from the acquisition of Griffin in December 2010.

Other Expense: The $13.1 million increase in other expense which includes increases in payroll and related benefits, increases in repairs and maintenance and increases in hauling costs is primarily due to the integration of additional locations resulting from Fiscal 2010 and prior year acquisitions in the Rendering Segment other than the acquisition of Griffin.

Raw Material Volume: The integration of Fiscal 2010 and prior year acquisition activity and signs of an improved U.S. economy in Fiscal 2010 resulted in higher raw material volume available to process. The higher raw material volume from Rendering Segment suppliers increased cost of sales by $5.3 million.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment. During Fiscal 2010, energy costs were higher and are reflected in the $3.1 million increase due primarily to increased diesel fuel costs as compared to the same period in Fiscal 2009.

Purchases of Finished Product for Resale: The Company purchased less finished product for resale from third party suppliers in Fiscal 2010 compared to the same period in Fiscal 2009 by $1.2 million.

Bakery

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery segment acquired with Griffin were $8.0 million for the period subsequent to the Merger in December 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $68.0 million during Fiscal 2010, a $6.9 million increase (11.3%) from $61.1 million during Fiscal 2009. Payroll and related expense increased selling, general and administrative costs primarily due to Fiscal 2010 and prior year acquisition activity other than Griffin and more favorable operations in Fiscal 2010 as compared to Fiscal 2009. Additionally, selling, general and administrative expenses increased from the two weeks of contributions for the acquisition of Griffin. The increase in selling, general and administrative expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Payroll and related benefits expense	$1.3	$—	$2.7	$4.0
Increases in selling, general and administrative expense from two weeks of contribution related to Griffin	1.0	0.4	0.9	2.3
Increase/(decrease) in other	0.9	—	(0.3)	0.6
	$3.2	$0.4	$3.3	$6.9

Depreciation and Amortization. Depreciation and amortization charges increased $6.7 million (26.6%) to $31.9 million during Fiscal 2010 as compared to $25.2 million during Fiscal 2009. The increase in depreciation and amortization was primarily due to an overall increase in depreciable capital assets and intangibles due to capital expenditures and Fiscal 2010 and prior year acquisition activity.

Acquisition Costs. Acquisition costs were $10.8 million during Fiscal 2010, a $10.3 million increase from $0.5 million during Fiscal 2009. The increase was primarily due to the acquisition of Griffin.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of December 31, 2011, the Company had availability of $391.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $23.4 million.

•
As of December 31, 2011, the Company had repaid approximately $270.0 million of the original $300.0 million term loan issued under the Credit Agreement, and had an outstanding remaining balance of approximately $30.0 million on its term loan facility. Additionally, subsequent to December 31, 2011, the Company repaid the remaining $30.0 million of term debt. The amounts that have been repaid on the term loan may not be reborrowed.

•
The obligations under the Company's Credit Agreement are guaranteed by Darling National, Griffin, and its subsidiary, Craig Protein Division, Inc., and are secured by substantially all of the property of the Company.

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

As of December 31, 2011, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at December 31, 2011 (in thousands):

Notes:
8.5% Senior Notes due 2018	$250,000

Credit Agreement:
Term Loan	$30,000
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	23,440
Availability	$391,560

The classification of long-term debt in the Company’s December 31, 2011 consolidated balance sheet is based on the contractual repayment terms of the Notes and debt issued under the Credit Agreement. Based upon the underlying terms of the Credit Agreement, no amount is included in current liabilities on the Company’s balance sheet at December 31, 2011.

On December 31, 2011, the Company had working capital of $92.4 million and its working capital ratio was 1.73 to 1 compared to working capital of $30.8 million and a working capital ratio of 1.20 to 1 on January 1, 2011.  The increase in working capital is primarily due to an increase in cash and commodity prices.  At December 31, 2011, the Company had unrestricted cash of $38.9 million and funds available under the revolving credit facility of $391.6 million, compared to unrestricted cash of $19.2 million and funds available under the revolving credit facility of $141.6 million at January 1, 2011.  The Company diversifies its cash investments by limiting the amounts located at any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $240.9 million and $81.5 million for the fiscal years ended December 31, 2011 and January 1, 2011, respectively, an increase of $159.4 million due primarily to an increase in net income of approximately $125.2 million and to changes in operating assets and liabilities that include a decrease in escrow receivable of approximately $16.3 million. Cash used by investing activities was $83.7 million during Fiscal 2011, compared to $783.6 million in Fiscal 2010, a decrease of $699.9 million, primarily due to the acquisition of Griffin in December 2010.  Net cash used by financing activities was $137.4 million during Fiscal 2011 compared to net cash provided by financing activities of $653.2 million in Fiscal 2010, a decrease of $790.6 million due primarily to repayments of debt in excess of cash received from the issuance of stock in Fiscal 2011 and borrowings made to complete the acquisition of Griffin in December 2010.

Capital expenditures of $60.2 million were made during Fiscal 2011 as compared to $24.7 million in Fiscal 2010, an increase of $35.5 million (143.7%).  The increase is due primarily to capital expenditures by Griffin which was acquired in December 2010 as compared to the prior year's capital expenditures that only included two weeks of Griffin.  Capital expenditures related to compliance with environmental regulations were $3.7 million in Fiscal 2011, $3.5 million in Fiscal 2010 and $3.1 million in Fiscal 2009.  Fiscal 2009 compliance spending included capital expenditures related to the Enhanced BSE Rule of approximately $1.5 million.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2011, the Company has accrued approximately $8.8 million it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 31, 2011.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make payments of approximately $2.3 million in order to meet minimum pension funding requirements during fiscal 2012.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its pension plans in Fiscal 2011 and Fiscal 2010 of approximately $10.5 million and $1.0 million, respectively.

The Pension Protection Act of 2006 ("PPA") was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In Fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In Fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of December 31, 2011, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company's exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  This and other federal bio-fuel tax incentive programs expired on December 31, 2009.  On December 17, 2010, however, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into public law which extended through 2011 and made retroactive to January 1, 2010 the Alternative Fuel Mixture Credits.  As of December 31, 2011, this alternative federal tax credit program has expired and has not been extended or reinstituted as of the filing of this report on Form 10-K. No assurance can be given that the Alternative Fuel Mixture Credits will be reinstated in the future. The Company will, therefore continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the Joint Venture. The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture ("Opco"), entered into (i) the Facility Agreement with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the "Lender"), and (ii) the Loan Agreement with the Lender, which will provide the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the Facility, which is now under construction. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes. As of December 31, 2011 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $21.7 million on the consolidated balance sheet.

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

The Company’s management believes that cash flows from operating activities consistent with the level generated in Fiscal 2011, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  a reduction in finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the Enhanced BSE Rule, unforeseen new U.S. and foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multi-employer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. economy and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2012 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2011 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for contributions to the Joint Venture, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the PPA requirements or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 31, 2011 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$280,000	$—	$687	$29,313	$250,000
Operating lease obligations (c)	68,494	15,152	21,529	11,505	20,308
Estimated interest payable (d)	158,697	23,450	47,280	45,467	42,500
Joint Venture capital contributions (e)	69,895	69,895	—	—	—
Purchase commitments (f)	22,417	22,417	—	—	—
Pension funding obligation (g)	2,321	2,321	—	—	—
Other obligations	30	10	20	—	—
Total	$601,854	$133,245	$69,516	$86,285	$312,808

(a)	The above table does not reflect uncertain tax positions of approximately $0.2 million because the timing of the cash settlement cannot be reasonably estimated.

(b)	See Note 10 to the consolidated financial statements. Subsequent to December 31, 2011, the remaining term debt outstanding of $30.0 million was repaid.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for term, revolver, senior notes and current rates on other liabilities that existed as of December 31, 2011.

(e)	Represents the Company's estimated capital contributions that are expected to be paid to the Joint Venture in fiscal 2012.

(f)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(g)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $2.3 million in required contributions to its pension plan in fiscal 2012.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $27.3 million at the end of Fiscal 2011.  The Company knows certain of the multi-employer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multi-employer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 31, 2011 relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements.  The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 31, 2011 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,440
Total other commercial commitments:	$23,440

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $22.4 million of commodity products, consisting of approximately $15.8 million of finished products and approximately $6.6 million of natural gas and diesel fuel, during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 31, 2011. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2012, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute an aggregate of approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of December 31, 2011, the Company has contributed approximately $23.3 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected by the end of fiscal 2012 or early in fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes.

Based upon underlying lease agreements, the Company is obligated to pay approximately $15.2 million for operating leases during fiscal 2012 which are not included in liabilities on the Company’s balance sheet at December 31, 2011.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date; or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen index at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen index, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen index quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $50.8 million and $45.6 million at December 31, 2011 and January 1, 2011, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $50.9 million, $26.3 million and $21.4 million in fiscal years ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 20 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 11 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $28.0 million, $5.6 million and $3.8 million in fiscal years ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In Fiscal 2011, Fiscal 2010 and Fiscal 2009, no triggering event occurred requiring that the Company perform testing of all of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $400.2 million and $393.4 million at December 31, 2011 and January 1, 2011, respectively.  The net book value of intangible assets was approximately $362.9 million and $391.0 million at December 31, 2011 and January 1, 2011, respectively.

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

Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of one of the Company's reporting units was approximately 14% greater than its carrying value, which was substantially less than the percentage by which the fair values of the Company's other seven reporting units with goodwill exceeded their carrying values.  It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of this reporting unit could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to this reporting unit was approximately $159.6 million.  The Company's management believes the biggest risk to this reporting unit is a prolonged economic slowdown that would impact raw material suppliers. Goodwill was approximately $381.4 million and $376.3 million at December 31, 2011 and January 1, 2011, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At December 31, 2011 and January 1, 2011, the reserves for self insurance, environmental and litigation contingencies aggregated to approximately $38.0 million and $35.8 million, respectively. The Company has insurance recovery receivables of approximately $9.6 million and $7.7 million, respectively, related to these liabilities.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. See Note 14 of Notes to Consolidated Financial Statements for summaries of pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 4.50% and 5.55% at December 31, 2011 and January 1, 2011, respectively.  The net periodic benefit cost for fiscal 2012 would increase by approximately $0.8 million if the discount rate was 0.5% lower at 4.0%.  The net periodic benefit cost for fiscal 2012 would decrease by approximately $0.8 million if the discount rate was 0.5% higher at 5.0%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 7.85% for Fiscal 2011 and Fiscal 2010, respectively.  During Fiscal 2011, the Company’s actual return on pension plan assets was a loss of $3.3 million or approximately (3.5)% of pension plan assets as compared to Fiscal 2010 where the Company’s actual return on pension plan assets was a gain of $12.0 million or approximately 14% of pension plan assets.

The Company has recorded a pension liability of approximately $27.3 million and $18.1 million at December 31, 2011 and January 1, 2011, respectively.  The Company’s net pension cost was approximately $3.2 million, $3.9 million and $6.3 million for the fiscal years ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively.  The projected net periodic pension expense for fiscal 2012 is expected to increase by approximately $0.7 million as compared to Fiscal 2011.

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

Stock Option Expense

The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended December 31, 2011, January 1, 2011 and January 2, 2010 of approximately $0.2 million, $0.1 million and $0.1 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of January 3, 2010, except for the presentation of purchases, sales, issuances and settlement in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 2, 2011.  This update did not change the techniques the Company uses to measure fair values and did not have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. These two updates are effective for the Company on January 1, 2012 and must be applied retrospectively. The Company is currently evaluating which presentation alternative to utilize and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan. The ASU amends ASC Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The new standard is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company adopted this standard as of December 31, 2011. See Note 14 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words "believe," "anticipate," "expect," "estimate," "intend," "could," "may," "will," "should," "planned," "potential," and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Annual Report on Form 10-K, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects, expectations for construction of the Facility and the Company's financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include:  the Company's continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company's control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company's control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives;  increased contributions to the Company's multi-employer defined benefit pension plans as required by the PPA or required by a withdrawal event;  risks, including future expenditures, relating to the Company's Joint Venture with Valero to construct and complete a renewable diesel plant in Norco, Louisiana and possible difficulties completing and obtaining operational viability with the plant; and the Company’s ability to combine Darling’s business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company's ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of feed grade and pet food PM, MBM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance.  Some of the Company’s natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 31, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.

In Fiscal 2011, the Company entered into natural gas swap contracts that are considered cash flow hedges according to FASB authoritative guidance.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012.  As of December 31, 2011, the aggregate fair value of these natural gas swaps was approximately $0.7 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and natural gas swaps that are marked to market because they did not qualify for hedge accounting at December 31, 2011.  The heating oil swaps and natural gas swaps had an aggregate fair value of $0.2 million and are included in current other assets and accrued expenses at December 31, 2011.

As of December 31, 2011, the Company had forward purchase agreements in place for purchases of approximately $6.6 million of natural gas and diesel fuel in fiscal 2012.  As of December 31, 2011, the Company had forward purchase agreements in place for purchases of approximately $15.8 million of finished product in fiscal 2012.

Interest Rate Sensitivity

The Company’s obligations subject to fixed or variable interest rates include (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$250,030	$10	$20	$—	$250,000
Average interest rate	8.50%	5.75%	5.75%	—%	8.50%
Variable rate	30,000	—	687	29,313	—
Average interest rate	5.75%	—%	5.75%	5.75%	—%
Total	$280,030	$10	$707	$29,313	$250,000

The Company’s fixed rate debt obligations consist of the Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 8.5%.  These obligations are not affected by changes in interest rates.

The Company has $30.0 million in variable rate debt that represents the balance outstanding at December 31, 2011 under the Company’s Credit Agreement.  This portion of the Company’s debt is sensitive to fluctuations in interest rates.  The Company estimates that a 1% increase in interest rates will increase the Company’s interest expense by approximately $0.3 million in fiscal 2012. Subsequent to December 31, 2011, the remaining term debt outstanding of $30.0 million was repaid.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We have audited the accompanying consolidated balance sheets of Darling International Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 31, 2011and January 1, 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ KPMG LLP

Dallas, Texas
February 29, 2012

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Dallas, Texas
February 29, 2012

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and January 1, 2011
(in thousands, except share and per share data)

ASSETS	December 31, 2011	January 1, 2011
Current assets:
Cash and cash equivalents	$38,936	$19,202
Restricted cash	365	373
Accounts receivable, less allowance for bad debts of $2,241 at December 31, 2011 and $2,134 at January 1, 2011	95,807	87,455
Escrow receivable	—	16,267
Inventories	50,830	45,606
Income taxes refundable	17,042	1,474
Other current assets	9,235	8,833
Deferred income taxes	7,465	6,376
Total current assets	219,680	185,586

Property, plant and equipment, net	400,222	393,420
Intangible assets, less accumulated amortization of $82,364 at December 31, 2011 and $56,689 at January 1, 2011	362,914	390,954
Goodwill	381,369	376,263
Investment in unconsolidated subsidiary	21,733	—
Other assets	31,112	36,035
	$1,417,030	$1,382,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10	$3,009
Accounts payable, principally trade	60,402	70,123
Accrued expenses	66,845	81,698
Total current liabilities	127,257	154,830

Long-term debt, net of current portion	280,020	707,030
Other noncurrent liabilities	58,245	50,760
Deferred income taxes	31,133	5,342
Total liabilities	496,655	917,962

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized, 117,591,822 and 93,014,691 shares issued at December 31, 2011 and January 1, 2011, respectively	1,176	930
Additional paid-in capital	587,685	290,106
Treasury stock, at cost; 543,384 and 455,020 shares at December 31, 2011 and January 1, 2011, respectively	(5,588)	(4,340)
Accumulated other comprehensive loss	(30,904)	(20,988)
Retained earnings	368,006	198,588
Total stockholders’ equity	920,375	464,296
	$1,417,030	$1,382,258

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 31, 2011
(in thousands, except per share data)

	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	$1,797,249	$724,909	$597,806
Costs and expenses:
Cost of sales and operating expenses	1,267,599	531,648	440,111
Selling, general and administrative expenses	136,135	68,042	61,062
Depreciation and amortization	78,909	31,908	25,226
Acquisition costs	—	10,798	468
Total costs and expenses	1,482,643	642,396	526,867
Operating income	314,606	82,513	70,939

Other expense:
Interest expense	(37,163)	(8,737)	(3,105)
Other, net	(3,577)	(3,433)	(955)
Total other expense	(40,740)	(12,170)	(4,060)

Equity in net loss of unconsolidated subsidiary	(1,572)	—	—
Income from operations before income taxes	272,294	70,343	66,879
Income taxes	102,876	26,100	25,089

Net income	$169,418	$44,243	$41,790

Net income per share:
Basic	$1.47	$0.53	$0.51
Diluted	$1.47	$0.53	$0.51

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss)
Three years ended December 31, 2011
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances at January 3, 2009	81,767,982	$822	$156,899	$(3,848)	$(29,850)	$112,555	$236,578
Net income	—	—	—	—	—	41,790	41,790
Pension liability adjustments, net of tax	—	—	—	—	5,229	—	5,229
Interest rate swap derivative adjustment, net of tax	—	—	—	—	702	—	702
Natural gas swap derivative adjustment, net of tax	—	—	—	—	137	—	137
Total comprehensive income	—	—	—	—	—	—	47,858
Issuance of non-vested stock	307,558	3	901	—	—	—	904
Stock-based compensation	—	—	(720)	—	—	—	(720)
Tax benefits associated with stock-based compensation	—	—	(39)	—	—	—	(39)
Treasury stock	(2,186)	—	—	(7)	—	—	(7)
Issuance of common stock	153,336	1	302	—	—	—	303
Balances at January 2, 2010	82,226,690	$826	$157,343	$(3,855)	$(23,782)	$154,345	$284,877
Net income	—	—	—	—	—	44,243	44,243
Pension liability adjustments, net of tax	—	—	—	—	2,346	—	2,346
Interest rate swap derivative adjustment, net of tax	—	—	—	—	507	—	507
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(59)	—	(59)
Total comprehensive income	—	—	—	—	—	—	47,037
Issuance of non-vested stock	254,220	3	2,401	—	—	—	2,404
Stock-based compensation	—	—	94	—	—	—	94
Tax benefits associated with stock-based compensation	—	—	234	—	—	—	234
Treasury stock	(51,740)	—	—	(485)	—	—	(485)
Issuance of common stock	10,130,501	101	130,034	—	—	—	130,135
Balances at January 1, 2011	92,559,671	$930	$290,106	$(4,340)	$(20,988)	$198,588	$464,296
Net income	—	—	—	—	—	169,418	169,418
Pension liability adjustments, net of tax	—	—	—	—	(10,146)	—	(10,146)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	712	—	712
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(482)	—	(482)
Total comprehensive income	—	—	—	—	—	—	159,502
Issuance of non-vested stock	174,285	2	2,538	—	—	—	2,540
Stock-based compensation	—	—	492	—	—	—	492
Tax benefits associated with stock-based compensation	—	—	1,125	—	—	—	1,125
Treasury stock	(88,364)	—	—	(1,248)	—	—	(1,248)
Issuance of common stock	24,402,846	244	293,424	—	—	—	293,668
Balances at December 31, 2011	117,048,438	$1,176	$587,685	$(5,588)	$(30,904)	$368,006	$920,375

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 31, 2011
(in thousands)

	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$169,418	$44,243	$41,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,909	31,908	25,226
Deferred income taxes	24,702	2,402	14,652
Loss/(gain) on sale of assets	622	51	(294)
Increase/(decrease) in long-term pension liability	(895)	1,353	(11,974)
Stock-based compensation expense	3,932	2,146	768
Write-off deferred loan costs	4,920	851	—
Deferred loan cost amortization	3,324	670	400
Equity in net loss of unconsolidated subsidiary	1,572	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	8	24	52
Accounts receivable	(10,086)	(6,276)	(5,148)
Escrow receivable	16,267	(16,267)	—
Income taxes refundable	(15,568)	(2,632)	12,406
Inventories and prepaid expenses	(5,760)	(4,661)	4,286
Accounts payable and accrued expenses	(29,083)	25,490	(2,132)
Other	(1,418)	2,208	(846)
Net cash provided by operating activities	240,864	81,510	79,186
Cash flows from investing activities:
Capital expenditures	(60,153)	(24,720)	(23,638)
Acquisitions, net of cash acquired	(1,754)	(758,182)	(33,987)
Investment in unconsolidated subsidiary	(23,305)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,529	624	1,913
Payments related to routes and other intangibles	—	(1,367)	—
Net cash used in investing activities	(83,683)	(783,645)	(55,712)
Cash flows from financing activities:
Proceeds from long-term debt	—	550,000	48
Payments on long-term debt	(270,009)	(32,509)	(5,000)
Borrowings from revolving credit facility	131,000	160,000	—
Payments on revolving credit facility	(291,000)	—	—
Deferred loan costs	(399)	(24,020)	(946)
Contract payments	—	—	(72)
Issuance of common stock	293,117	35	11
Minimum withholding taxes paid on stock awards	(1,281)	(585)	(108)
Excess tax benefits from stock-based compensation	1,125	234	(39)
Net cash provided/(used) in financing activities	(137,447)	653,155	(6,106)
Net increase/(decrease) in cash and cash equivalents	19,734	(48,980)	17,368
Cash and cash equivalents at beginning of year	19,202	68,182	50,814
Cash and cash equivalents at end of year	$38,936	$19,202	$68,182
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$29,056	$7,743	$2,687
Income taxes, net of refunds	$88,241	$28,114	$2,244

 The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation ("Darling", and together with its subsidiaries, the "Company"), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries Inc. (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders’ representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling (the "Griffin Transaction").  The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")) and bakery by-products ("BBP") as well as a range of branded and value-added products.  The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. The Company's fiscal 2011 year end results include 52 weeks of contribution from the assets acquired in the Griffin Transaction, as compared to 2 weeks of contributions from these assets in fiscal 2010. For additional information on the Company’s segments, see Note 19.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 31, 2011, the 52 weeks ended January 1, 2011, and the 52 weeks ended January 2, 2010.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of assets:  1) Buildings and improvements, 15 to 30 years; 2) Machinery and equipment, 3 to 10 years; 3) Vehicles, 2 to 6 years; and 4) Aircraft, 7 years.

Maintenance and repairs are charged to expense as incurred and expenditures for major renewals and improvements are capitalized.

Intangible Assets

Intangible assets with indefinite lives, and therefore not subject to amortization, consist of trade names acquired in the acquisition of Griffin.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 20 years for collection routes; 11 to 20 years for permits; 3 to 7 years for non-compete covenants; and 15 years for trade names.  Royalty, consulting and leasehold agreements are amortized over the term of the agreement.

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2011, 2010 and 2009 no triggering event occurred requiring that the Company perform testing of all of its long-lived assets for impairment.

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

In fiscal 2011, 2010 and 2009, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  Goodwill was approximately $381.4 million and $376.3 million at December 31, 2011 and January 1, 2011, respectively.  See Note 6 for further information on the Company’s goodwill.

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

	Net Income per Common Share (in thousands)
		December 31,			January 1,			January 2,
		2011			2011			2010
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income	$169,418	114,924	$1.47	$44,243	82,854	$0.53	$41,790	82,142	$0.51

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	972	—	—	778	—	—	778	—
Less: Pro-forma treasury shares	—	(371)	—	—	(389)	—	—	(445)	—
Diluted:
Net income	$169,418	115,525	$1.47	$44,243	83,243	$0.53	$41,790	82,475	$0.51

For fiscal 2011, 2010 and 2009, respectively, 63,272, 87,843 and 32,000 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2011, 2010 and 2009, respectively, 330,268, 75,714 and zero non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Total stock-based compensation recognized in the statements of operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was approximately $4.9 million, $2.8 million and $1.2 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $1.9 million, $1.1 million and $0.5 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.  For the year ended December 31, 2011 and January 1, 2011 the Company recognized $1.1 million and $0.2 million as an increase in financing cash flows and for the year ended January 2, 2010 the Company recognized less than $0.1 million of such tax expenses, which were recorded as a decrease in financing cash flows.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  Based upon quoted market price the Company's senior notes described in Note 10 have a fair value of approximately $277.5 million and $260.6 million compared to a carrying amount of $250.0 million at December 31, 2011 and January 1, 2011, respectively.  The Company's term loan had a fair value of approximately $30.9 million compared to a carrying amount of $30.0 million at December 31, 2011 and the Company’s term loan and revolver loans as described in Note 10 had a carrying value that approximated the fair value at January 1, 2011. The carrying amount for the Company’s other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value as disclosed in Note 16.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  At December 31, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as natural gas swaps and heating oil swaps that did not qualify and were not designated for hedge accounting.

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

(17)	Related Party Transactions

Darling through its wholly-owned subsidiary Griffin, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company’s Executive Vice President – Co-Chief Operations Officer.  See Note 9 for further information on the Company's leases.

(18)	Reclassification

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation.

(19)	Subsequent Events

The Company has evaluated subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements were issued.

NOTE 2.    ACQUISITIONS AND DISPOSITIONS

On December 17, 2010, Darling completed its acquisition of all of the shares of Griffin pursuant to the Griffin Transaction. The Griffin Transaction will increase Darling’s capabilities by growing volumes, diversifying the raw material supplies, increasing the ability to better serve the Company’s customers and suppliers and providing new opportunities for business growth on a national platform.

The amount of Griffin's revenue and earnings included in the Company’s consolidated statement of operations for the year ended January 1, 2011 were $27.7 million and $1.9 million, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Total consideration paid in the Griffin Transaction was approximately $872.2 million, comprised of $740.5 million in cash, the issuance of approximately 10.0 million shares of Darling common stock (valued at the fair market value at the closing of $13.06 or approximately $130.6 million), a $16.3 million escrow receivable for certain over funding of working capital, a $13.6 million accrued expense for the Company’s election to step up the tax basis of the assets acquired in the Griffin Transaction and a long-term liability of approximately $3.8 million of contingent consideration for the true-up adjustment as further described below. During fiscal 2011 working capital adjustments were made between bakery goodwill and accounts receivable of approximately $1.7 million , between rendering goodwill and accrued expense of approximately $2.0 million, between bakery and rendering goodwill and accounts payable of approximately $0.3 million, and the Company received approximately $16.4 million from escrow representing the $16.3 million escrow receivable recorded for certain over funding of working capital and other immaterial amounts. Additionally, the Company paid approximately $13.8 million for the Company's election under Section 338(h)(10) of the Internal Revenue Code, an increase of approximately $0.2 million from the original $13.6 million accrual. The tax benefit from the step up in the tax basis of the Griffin assets is expected to occur over a period of approximately 15 years. However, there can be no assurance that the Company will generate sufficient income to take advantage of these possible tax deductions. Further, there could be changes in the tax law that could erode the value of the increased tax basis of the Griffin assets. The tax benefits that may be received by the Company as a result of the Section 338(h)(10) election will have no impact on the Company's earnings and will impact cash flows only to the extent that the Company has taxable income that is offset by depreciation and amortization deductions on the Griffin assets. The cash consideration in the Griffin Transaction was funded primarily through borrowings under the Company's credit agreement and the sale of senior notes as further discussed in Note 10. The shares issued in the Griffin Transaction were issued on terms set forth in the rollover agreement, dated as of November 9, 2010, by and among Darling, certain of Griffin's shareholders who qualify as “accredited investors” (the “Rollover Shareholders”) pursuant to Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Robert A. Griffin, as such shareholders' representative (the “Rollover Agreement”), to the Rollover Shareholders.

The Rollover Agreement provides for a true-up adjustment in which additional cash of up to $15.0 million could be paid by Darling if on the True-Up Date (the last day of the 13th full consecutive month following the closing of the Merger), the True-up Market Price (as defined in the Rollover Agreement) is less than $10.002.  If the True-Up Market Price exceeds $10.002, no additional consideration will be paid.  The Company initially valued this contingent consideration at fair value of approximately $3.8 million based on the probability of the Company’s stock will be less than the True-up Market Price as defined above.  At December 31, 2011, the contingent consideration was revalued to a value of zero as it was considered almost certain that the True-Up Market Price on January 31, 2012 would exceed $10.002 as defined in the Rollover Agreement.

The Company also incurred costs as part of the Griffin Transaction for consulting, legal and financing in the amount of approximately $37.7 million of which $10.6 million was expensed as acquisition costs and approximately $3.1 million was recorded as interest expense.  Additionally, approximately $24.0 million was capitalized as deferred loan costs, which are included in other assets on the Company’s consolidated balance sheets in fiscal 2010.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Griffin Transaction as of December 17, 2010 (in thousands):

Cash	$350
Accounts receivable	33,872
Inventory	22,623
Other current assets	2,558
Other assets	3,103
Deferred tax asset	2,538
Identifiable intangibles	349,775
Property and equipment	234,115
Goodwill	294,669
Accounts payable	(46,275)
Accrued expenses	(14,127)
Other liabilities	(11,004)
Purchase price	$872,197

The $294.7 million of goodwill was assigned to the rendering and bakery segments in the amounts of $241.5 million and $53.2 million, respectively.  Of the total amount, $294.7 million is expected to be deductible for tax purposes.  Identifiable intangibles include trade names with indefinite lives of approximately $92.0 million and definite lived intangible assets including trade names of approximately $0.5 million with a weighted average useful life of 15 years, $228.4 million in permits with a weighted average useful life of 13 years, $25.1 million in routes with a weighted average useful life of 5 years, and $3.8 million in non-compete and leasehold agreements with a useful life of 5 years.

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

On December 31, 2009, the Company acquired certain rendering, grease collection and trap servicing business assets from Sanimax USA Inc. for approximately $19.0 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Sanimax USA Inc. and affiliated companies (the "Sanimax Transaction").  The assets acquired in the Sanimax Transaction will increase the Company’s national footprint and better serve the Company's customers within the rendering segment.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

On February 23, 2009, the Company acquired substantially all of the assets of Boca Industries, Inc., a grease trap services business headquartered in Smyrna, Georgia (the "Boca Transaction") for approximately $12.5 million.  The purchase was accounted for as an asset purchase pursuant to the terms of the asset purchase agreement between the Company and Boca Transport, Inc. and Donald E. Lenci.  The assets acquired in the Boca Transaction will increase the Company’s capabilities to grow revenues and continue the Company's strategy of broadening its rendering segment.

Effective February 23, 2009, the Company began including the operations of the Boca Transaction into the Company's consolidated financial statements.  The Company paid approximately $12.5 million in cash for assets consisting of property, plant and equipment of $3.3 million, intangible assets of $3.3 million, goodwill of $5.8 million and other of $0.1 million on the closing date.  The goodwill from the Boca Transaction was assigned to the rendering segment and is expected to be deductible for tax purposes and the identifiable intangibles have a weighted average life of nine years.

On August 25, 2008, Darling completed the acquisition of substantially all of the assets of API Recycling's used cooking oil collection business (the "API Transaction").  The API Transaction included additional consideration that could be required to be paid each anniversary by the Company, if certain average market prices are achieved over the three years following the anniversary of the closing of the API Transaction, less on a prorata basis a long term receivable recorded at closing.  During fiscal 2011, the Company paid approximately $1.3 million representing additional consideration of $1.6 million recorded as goodwill less approximately $0.3 million representing a reduction of the long term receivable.

On September 11, 2009, the Company sold its Little Rock, Arkansas grease/trap plant to a third party for cash and other consideration of approximately $1.6 million.  Effective September 11, 2009, the consolidated financial statements do not include the operations of the Little Rock plant.  The disclosure of the Little Rock plant as discontinued operations and the pro forma presentation of the Little Rock plant have not been made because the Company has determined that the historical revenues and net income are not material to the Company for fiscal 2009.

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	December 31, 2011	January 1, 2011
Finished product	$46,106	$40,927
Supplies and other	4,724	4,679
	$50,830	$45,606

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 31, 2011	January 1, 2011
Land	$46,386	$44,864
Buildings and improvements	117,505	110,988
Machinery and equipment	372,988	336,856
Vehicles	90,651	91,015
Aircraft	11,650	11,650
Construction in process	39,442	36,312
	678,622	631,685
Accumulated depreciation	(278,400)	(238,265)
	$400,222	$393,420

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 31, 2011	January 1, 2011
Indefinite Lived Intangible Assets
Trade Names	$92,002	$92,002
	92,002	92,002
Finite Lived Intangible Assets:
Routes	95,567	96,938
Permits	251,413	251,413
Non-compete agreements	5,018	6,012
Trade Names	539	539
Royalty, consulting and leasehold	739	739
	353,276	355,641
Accumulated Amortization:
Routes	(55,333)	(48,361)
Permits	(24,386)	(5,563)
Non-compete agreements	(2,162)	(2,417)
Trade Names	(37)	(2)
Royalty, consulting and leasehold	(446)	(346)
	(82,364)	(56,689)
Total Intangible assets, less accumulated amortization	$362,914	$390,954

Gross intangible routes and non-compete agreements decreased in fiscal 2011 by approximately $2.4 million due to asset retirements. Amortization expense for the three years ended December 31, 2011, January 1, 2011 and January 2, 2010, was approximately $28.0 million, $5.6 million and $3.8 million, respectively. Amortization expense for the next five fiscal years is estimated to be $27.9 million, $27.8 million, $27.8 million, $27.1 million and $21.8 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Rendering	Bakery	Total
Balance at January 1, 2011
Goodwill	$340,715	$51,462	$392,177
Accumulated impairment losses	(15,914)	—	(15,914)
	324,801	51,462	376,263
Goodwill acquired during year	3,418	1,688	5,106
Impairment losses	—	—	—
Balance at December 31, 2011
Goodwill	344,133	53,150	397,283
Accumulated impairment losses	(15,914)	—	(15,914)
	$328,219	$53,150	$381,369

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2011, fiscal 2010 and fiscal 2009, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 7.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes. As of December 31, 2011 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $21.7 million on the consolidated balance sheet and has recorded approximately $1.6 million in losses in the unconsolidated subsidiary for the year ended December 31, 2011.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Compensation and benefits	$28,100	$24,920
Utilities and sewage	4,992	5,106
Accrued income, ad valorem, and franchise taxes	2,164	2,374
Reserve for self insurance, litigation, environmental and tax matters (Note 18)	9,214	9,042
Medical claims liability	5,579	4,193
Griffin Transaction step up in tax basis (Note 2)	—	13,639
Other accrued expense	16,796	22,424
	$66,845	$81,698

NOTE 9.    LEASES

The Company leases ten processing plants and storage locations, land surrounding certain processing plants, four office locations and a portion of its transportation equipment under operating leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of December 31, 2011, are as follows (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Period Ending Fiscal	Operating Leases
2012	$15,152
2013	12,252
2014	9,277
2015	6,729
2016	4,776
Thereafter	20,308
Total	$68,494

Darling through its wholly-owned subsidiary Griffin Industries, Inc., leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Co-Chief Operations Officer.  The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Rent expense for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $12.3 million, $9.7 million and $9.4 million, respectively.

NOTE 10.    DEBT

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of December 31, 2011, the Company had availability of $391.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $23.4 million. As of December 31, 2011, the Company had repaid approximately $270.0 million of the original $300.0 million term loan issued under the Credit Agreement, and had an outstanding remaining balance of approximately $30.0 million on its term loan facilty. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of its senior term loan facilities deferred loan costs of approximately $4.9 million during fiscal 2011, which is included in interest expense. Additionally, subsequent to December 31, 2011, the Company repaid the remaining $30.0 million of term debt. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

The Credit Agreement allows for borrowings at per annum rates based on the following loan types. With respect to any revolving facility loan, i) an alternate base rate means a rate per annum equal to the greatest of (a) the prime rate (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ to 1% and (c) the adjusted London Inter-Bank Offer Rate (“LIBOR”) for a month interest period plus 1%, plus in each case, a margin determined by reference to a pricing grid under the Credit Agreement and adjusted according to the Company's adjusted leverage ratio, and, ii) Eurodollar rate loans bear interest at a rate per annum based on the then applicable LIBOR multiplied

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

by the statutory reserve rate plus a margin determined by reference to a pricing grid and adjusted according to the Company's adjusted leverage ratio. With respect to an alternate base rate loan that is a term loan, at no time will the alternate base rate be less than 2.50% per annum, plus the term loan alternate base rate margin of 2.50%. With respect to a LIBOR loan that is a term loan, at no time will the LIBOR rate applicable to the term loans (before giving effect to any adjustment for reserve requirements) be less than 1.50% per annum, plus the term loan LIBOR margin of 3.50%. At December 31, 2011 under the Credit Agreement, the interest rate for the $30.0 million of term debt that was outstanding at the alternative base rate plus a margin of 2.5% per annum for a total of 5.75% per annum.

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

The Company may at any time and from time to time purchase Notes in the open market or otherwise. The Notes are redeemable, in whole or in part, at any time on or after December 15, 2014 at the redemption prices specified in the indenture. Prior to December 15, 2014, the Company may redeem all of the Notes at a redemption price of 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and an applicable premium as specified in the indenture.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Year	Percentage
2014	104.250%
2015	102.125%
2016 and thereafter	100.000%

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

The Credit Agreement and the Notes consisted of the following elements at December 31, 2011 and January 1, 2011, respectively (in thousands):

	December 31, 2011	January 1, 2011
Senior Notes
8.5% Senior Notes due 2018	$250,000	$250,000

Credit Agreement and Former Credit Agreement:
Term Loan	$30,000	$300,000
Revolving Credit Facility:
Maximum availability	$415,000	$325,000
Borrowings outstanding	—	160,000
Letters of credit issued	23,440	23,383
Availability	$391,560	$141,617

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2011, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and Indenture.

Debt consists of the following (in thousands):

	December 31, 2011	January 1, 2011
Credit Agreement:
Revolving Credit Facility	$—	$160,000
Term Loan	30,000	300,000
8.5% Senior Notes due 2018	250,000	250,000
Other Notes	30	39
	280,030	710,039
Less Current Maturities	10	3,009
	$280,020	$707,030

Maturities of long-term debt at December 31, 2011 follow (in thousands):

Contractual Debt Payment
2012	$10
2013	316
2014	391
2015	305
2016	29,008
thereafter	250,000
$280,030

The Company entered into a Bridge Facility (the "Bridge Facility") commitment with the parties to the Senior Secured Facilities in the aggregate principal amount not to exceed $250.0 million.  The proceeds of the Bridge Facility if drawn were to be used to finance in part the Griffin Transaction.  The Bridge Facility was available to ensure that the Griffin Transaction would close if certain unsecured financing related to the Company's acquisition did not get issued prior to the closing of the Merger.  The Company incurred a commitment fee of approximately $3.1 million for the Bridge Facility. The Company recorded the commitment fee as interest expense when the Bridge Facility expired in 2010.

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Accrued pension liability (Note 14)	$27,318	$18,068
Reserve for self insurance, litigation, environmental and tax matters (Note 18)	28,810	26,756
Other	2,117	5,936
	$58,245	$50,760

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 12.    INCOME TAXES

FASB authoritative guidance prescribes accounting for and disclosure of uncertain tax positions ("UTP") and requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FASB authoritative guidance permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  A change in judgment related to the expected ultimate resolution of UTP is recognized in earnings in the quarter of change.  At December 31, 2011 and January 1, 2011, the Company had $0.2 million and $0.1 million, respectively of gross unrecognized tax benefits; if recognized, the net impact on the Company’s effective tax rate would be less than $0.2 million and $0.1 million, respectively.  The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

In fiscal 2011, the Company's major taxing jurisdictions include the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2007.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but is generally from three to five years.  Currently, several state examinations are in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company's unrecognized tax positions in fiscal 2012.

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$58,903	$21,491	$11,741
State	13,461	4,356	2,702
Foreign	467	—	—
Deferred:
Federal and State	30,045	253	10,646
	$102,876	$26,100	$25,089

Income tax expense for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010
Computed "expected" tax expense	$95,303	$24,620	$23,408
State income taxes	10,621	2,679	2,491
Section 199 deduction	(5,306)	(2,079)	(744)
Non-deductible employee compensation	778	363	201
Tax credits	(58)	(80)	(441)
Tax reserves	44	(52)	(212)
Other, net	1,494	649	386
	$102,876	$26,100	$25,089

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and January 1, 2011 are presented below (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2011	January 1, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,515	$1,754
Loss contingency reserves	8,867	9,941
Employee benefits	3,380	3,453
Pension liability	19,000	12,623
Intangible assets amortization, including taxable goodwill	2,957	233
Other	9,477	6,705
Total gross deferred tax assets	45,196	34,709
Less valuation allowance	(46)	(45)
Net deferred tax assets	45,150	34,664

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(14,152)	—
Property, plant and equipment depreciation	(43,472)	(23,192)
Other	(11,194)	(10,438)
Total gross deferred tax liabilities	(68,818)	(33,630)
	$(23,668)	$1,034

At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.0 million expiring through 2020.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of the net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses.

The Company has assessed that it is more likely than not that it will generate sufficient taxable income in future periods to realize its deferred income tax assets.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

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

On May 11, 2005, the shareholders approved the Company's 2004 Omnibus Incentive Plan (the "2004 Plan").  The 2004 Plan replaced both the 1994 Employee Flexible Stock Option Plan and the Non-Employee Directors Stock Option Plan and thus broadens the array of equity alternatives available to the Company.   On May 11, 2010, the shareholders reapproved the performance measures under the 2004 Plan.  Under the 2004 Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 6,074,969 common shares available under the 2004 Plan which may be granted to any participant in any plan year as defined in the 2004 Plan.  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2004 Plan.  The 2004

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2004 Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as defined in the 2004 Plan.  The Committee has adopted a Long-Term Incentive Plan (the "LTIP") for the Company's key employees, as a subplan under the terms of the 2004 Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP in each of fiscal 2011, 2010 and 2009 to certain of the Company's officers, including the Chief Executive Officer and certain of its Executive Vice Presidents.   The restricted stock and stock options underlying the LTIP are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2010 and fiscal 2009 and those shares and options were issued in accordance with the terms of the LTIP plan. See Long-Term Incentive Opportunity Awards below for a discussion on the fiscal 2011 LTIP plan. The Company’s stock options granted under the 2004 Plan generally terminate 10 years after date of grant.  At December 31, 2011, the number of common shares available for issuance under the 2004 Plan was 1,603,522.

The following is a summary of stock-based compensation granted during the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Nonqualified Stock Options.  On March 10, 2009, the Company granted 24,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for the March 10, 2009 stock options was $2.94 per share (fair market value at the close of the trading day immediately preceding the grant date).  On March 9, 2010, the Company granted 24,000 nonqualified stock options in the aggregate to the non-employee directors.  The exercise price for March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of the non-employee director stock options vest 25 percent six months after the grant date and 25 percent on each of the first three anniversary dates thereafter.

On March 9, 2010, the Company's board of directors granted 53,722 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  On March 8, 2011, the Company's board of directors granted 73,834 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 8, 2011 stock options was $14.50 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter.

Incentive Stock Options. For fiscal 2011, 2010 and 2009 none of the options issued were incentive stock options.

A summary of all stock option activity as of December 31, 2011 and changes during the year ended is presented below.

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 1, 2011	867,022	$4.20
Granted	73,834	14.50
Exercised	(121,722)	4.34
Forfeited	(6,000)	6.45
Expired	—	—
Options outstanding at December 31, 2011	813,134	$5.10	4.0 years
Options exercisable at December 31, 2011	721,022	$4.26	3.4 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2011, 2010 and 2009.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Weighted Average	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.53%	2.73%	2.31%
Expected term	5.75 years	5.77 years	5.80 years
Expected volatility	61.1%	60.2%	58.4%
Fair value of options granted	$8.26	$4.80	$1.76

The expected lives for options granted during fiscal 2011, 2010 and 2009 were computed using the simplified method.

At December 31, 2011, $8.3 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.7 years.

For the year ended December 31, 2011, the amount of cash received from the exercise of options was approximately $0.5 million and the related tax benefits was approximately $1.1 million. For the years ended January 1, 2011 and January 2, 2010, the amount of cash received from the exercise of options was insignificant and the related tax benefits were approximately $0.2 million and less than $0.1 million, respectively.  The total intrinsic value of options exercised for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was approximately $1.4 million, $0.1 million and $0.1 million, respectively.  The fair value of shares vested for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was approximately $3.7 million, $2.0 million and $0.7 million, respectively.  At December 31, 2011, the aggregate intrinsic value of options outstanding was approximately $6.8 million and the aggregate intrinsic value of options exercisable was approximately $6.6 million.

Non-Vested Stock Awards.  On March 10, 2009, the Company’s board of directors granted 410,076 shares of stock, 366,326 shares were under the Company’s LTIP and 43,750 shares were granted as a one-time issuance to other employees not part of the Company’s LTIP.  At the March 10, 2009 grant date 102,518 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments.  On March 9, 2010, the Company's board of directors granted 241,183 shares of stock, 161,183 shares were under the Company's LTIP and 80,000 shares were granted as a one-time issuance to other employees not part of the Company’s LTIP.   At the March 9, 2010 grant date 60,296 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On March 8, 2011, the Company's board of directors granted 221,503 shares of stock all of which were under the Company's LTIP. At the March 8, 2011 grant date 55,376 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On August 29, 2011, the Company's board of directors granted 10,878 shares of stock to certain key employees as a one-time issuance. At the August 29, 2011 grant date 2,720 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments.

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

A summary of the Company’s non-vested stock awards as of December 31, 2011, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 1, 2011	1,006,108	$7.75
Shares granted	232,381	14.57
Shares vested	(284,219)	8.53
Shares forfeited	—	—
Stock awards outstanding December 31, 2011	954,270	$9.18

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Nonemployee Director Restricted Stock Awards.  On March 9, 2006, the Company's Board of Directors approved a Non-Employee Director Restricted Stock Award Plan (as subsequently amended, the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock.

Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the fourth business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its earnings.  The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 8, 2011, the Company issued 24,828 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On May 18, 2011, the Company issued 4,652 shares of restricted stock in the aggregate to its two newly elected non-employee directors under the Director Restricted Stock Plan. On March 9, 2010, the Company issued 14,616 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.  On March 10, 2009, the Company issued 40,818 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.

A summary of the Company’s directors’ restricted stock awards as of December 31, 2011, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 1, 2011	94,148	$5.52
Restricted shares granted	29,480	14.93
Restricted shares where the restriction lapsed	(36,374)	7.70
Restricted shares forfeited	—	—
Stock awards outstanding December 31, 2011	87,254	$7.79

Fiscal 2011 Long-Term Incentive Opportunity Awards.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2011 to certain of the Company's officers, including the Chief Executive Officer and certain of its Executive Vice Presidents (the "2011 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2011 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2011.  Accordingly, in accordance with the terms of the 2011 Restricted Stock and Option Awards, it is anticipated that the restricted stock representing 80% of the potential award and stock options representing 20% of the potential award will be granted and issued to the recipients on the fourth business day after the Company releases its annual financial results for fiscal 2011. The amount of restricted stock and stock options to be issued was predetermined using a discounted per share price. The "Discounted Per Share Price" is derived by discounting the closing market price of the Company's common stock as of the last trading day of the immediately preceding fiscal year to account for forfeiture of the restricted stock based on, among other things, the probability of the failure of the restricted stock to be granted and the failure of the Company to meet the required performance measures. The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

The above 2011 Restricted Stock and Option Awards and prior year LTIP awards are treated as a liability until the grant date when the number of shares and options to be issued is known, and then it becomes equity-classified.  At December 31, 2011 and January 1, 2011 the Company recorded a liability of approximately $4.0 million and $2.6 million on the balance sheet for the long-term incentive opportunities.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

2010 Special Incentive Program Awards. On November 11, 2010, the Committee approved a 2010 Special Incentive Program (the "2010 Special Incentive Program") for certain key employees of the Company pursuant to the Company's 2004 Omnibus Incentive Plan, conditioned upon the closing of the Merger.  Under the 2010 Special Incentive Program, certain key employees (the "Participating Employees") upon successful completion of the Merger became eligible to receive a total of 640,000 shares of restricted stock of which 110,000 shares have been issued as of December 31, 2011.  The stock vests upon the closing of the Merger and achievement of certain varying market conditions over vesting periods spanning 4 years.  A Participating Employee will not be entitled to receive any grant under the Restricted Stock Award if such Participating Employee’s employment with the Company has terminated, voluntarily or involuntarily, prior to the determination that the conditions to receive the Restricted Stock Award have been fulfilled.

NOTE 14.    EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering substantially all of its employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement. During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans.

Also effective January 1, 2012, the Griffin hourly 401(k) plan will merge into the Darling International Inc. Hourly 401(k) Savings Plan.  Effective January 1, 2012, all of the Company’s hourly employees are eligible to participate in this plan, which allows for elective deferrals, an employer match equal to 25% up to 6% of a participants deferrals each pay period and an employer contribution based on age (ranging from 2-5% of compensation per year). Previously, the Company's employer match was equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year, and an employer contribution equal to $520 per year.  Effective January 1, 2012, Darling International Inc.'s Hourly 401(k) Savings Plan accepted the transfer of assets and liabilities of the hourly employees of Griffin that had account balances in the Griffin plans which existed prior to January 1, 2012.  The Company's matching portion to the Darling International Inc. Hourly 401(k) Savings plan for fiscal 2011, 2010 and 2009 was approximately $0.7 million each year.

Effective January 1, 2012, the Griffin salaried 401(k) plan will merge into the Darling International Inc. 401(k) Savings Plan, a defined contribution plan, which was amended and now includes an employer match equal to 25% up to 6% of a participants deferrals each pay period and an employer contribution based on age (ranging from 3-6% of compensation per year). Previously, the Darling International Inc. Salaried 401(k) Savings Plan included an employer contribution based on age (ranging from 2-5% of compensation per year).  Effective January 1, 2012, Darling International Inc.'s Salaried 401(k) Savings Plan accepted the transfer of assets and liabilities of the salaried employees of Griffin that had account balances in the Griffin plans which existed prior to January 1, 2012. The Company’s annual employer contribution portion to the Darling International Inc. Salaried 401(k) Savings Plan for fiscal 2011, 2010 and 2009 was approximately $1.5 million each year.

Under Griffins old defined contribution plans the Company made matching contributions for fiscal 2011 of approximately $0.5 million and immaterial amounts in fiscal 2010.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

The following table sets forth the plans’ funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 31, 2011 and January 1, 2011) (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2011	January 1, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$111,376	$103,159
Service cost	1,178	1,056
Interest cost	6,052	5,959
Actuarial loss	18,028	4,996
Benefits paid	(4,336)	(3,794)
Effect of curtailment	(8,911)	—
Other	166	—
Projected benefit obligation at end of period	123,553	111,376

Change in plan assets:
Fair value of plan assets at beginning of period	93,308	84,099
Actual return on plan assets	(3,274)	11,974
Employer contribution	10,537	1,029
Benefits paid	(4,336)	(3,794)
Fair value of plan assets at end of period	96,235	93,308

Funded status	(27,318)	(18,068)
Net amount recognized	$(27,318)	$(18,068)

Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$(27,318)	$(18,068)
Net amount recognized	$(27,318)	$(18,068)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$48,702	$32,146
Prior service cost	277	264
Net amount recognized (a)	$48,979	$32,410

(a)	Amounts do not include deferred taxes of $18.6 million and $12.2 million at December 31, 2011 and January 1, 2011, respectively.

	December 31, 2011	January 1, 2011
Projected benefit obligation	$123,553	$111,376
Accumulated benefit obligation	123,553	103,946
Fair value of plan assets	96,235	93,308

Net pension cost includes the following components (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010
Service cost	$1,178	$1,056	$984
Interest cost	6,052	5,959	5,767
Expected return on plan assets	(6,888)	(6,389)	(4,811)
Net amortization and deferral	2,814	3,242	4,321
Curtailment	63	—	—
Net pension cost	$3,219	$3,868	$6,261

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2011	2010
Actuarial gains recognized:
Reclassification adjustments	$1,668	$1,917
Actuarial (loss)/gain recognized during the period	(11,806)	361
Prior service (cost) credit recognized:
Reclassification adjustments	55	68
Prior service cost arising during the period	(63)	—
	$(10,146)	$2,346

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2012 is as follows (in thousands):

2012
Net actuarial loss	$4,757
Prior service cost	89
$4,846

Weighted average assumptions used to determine benefit obligations were:

	December 31, 2011	January 1, 2011	January 2, 2010
Discount rate	4.50%	5.55%	5.90%
Rate of compensation increase	—%	4.16%	4.08%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 31, 2011	January 1, 2011	January 2, 2010
Discount rate	5.55%	5.90%	6.10%
Rate of increase in future compensation levels	4.16%	4.08%	4.08%
Expected long-term rate of return on assets	7.85%	7.85%	8.10%

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

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2011 and January 1, 2011, by asset category, are as follows:

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Plan Assets at
Asset Category	December 31, 2011	January 1, 2011
Equity Securities	59.7%	59.8%
Debt Securities	40.3%	40.2%
Other	—%	—%
Total	100.0%	100.0%

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as January 1, 2011
Fixed Income:
Long Term	$32,734	$32,734	$—	$—
Short Term	4,741	4,298	443	—
Equity Securities:
Domestic equities	45,465	45,465	—	—
International equities	10,368	10,368	—	—
Totals	$93,308	92,865	$443	$—

Balances as December 31, 2011

Fixed Income:
Long Term	$33,872	$33,872	$—	$—
Short Term	4,918	4,461	457	—
Equity Securities:
Domestic equities	47,122	47,122	—	—
International equities	10,323	10,323	—	—
Totals	$96,235	$95,778	$457	$—

During fiscal 2010 the Company increased its pension investment options allowing for investing directly into mutual funds whereby the Company believes it gives the pension plan assets more options and a greater long term return potential.  As a result the Company has transferred its pension assets in fiscal 2010 from pooled separate accounts ("PSA") accounts to assets nearly 100% comprised of mutual funds, which are publicly traded in an active market.  The particular shares used in the defined benefit plans are either retirement plan shares or A-shares with no loads.  The fair value of each mutual fund is based on the market value of the underlying investments.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $2.3 million to meet funding requirements for its pension plans in fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Year Ending	Pension Benefits
2012	$4,860
2013	4,950
2014	5,380
2015	5,690
2016	5,880
Years 2017 – 2021	34,190

Multiemployer Pension Plans

The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Financial Accounting Standards Board ("FASB") issued guidance requiring companies to provide additional disclosures related to individually significant multiemployer pension plans. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. The following table provides more detail on these two significant multiemployer plans (contributions in thousands):

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2011	2010	Implemented	2011	2010	2009	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,386	$1,401	$1,324	January 2014 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	705	630	602	August 2014 (c)
All other multiemployer plans					1,009	869	874
		Total Company Contributions			$3,100	$2,900	$2,800

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through January 1, 2014.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through August 6, 2014.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.1 million, $2.9 million and $2.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of December 31, 2011, the Company has an accrued liability of approximately $1.0 million representing the present

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

value of scheduled withdrawal liability payments under this multi-employer plan.  While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 15.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices.  At December 31, 2011, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and natural gas swaps that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest rate swaps which ends April 7, 2012.

In fiscal 2010, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the second quarter of fiscal 2011. As of December 31, 2011, all of the contracts have expired and settled according to the contracts.

In fiscal 2011, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012.  As of December 31, 2011, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 31, 2011 into earnings over the next 12 months will be approximately $0.9 million.  As of December 31, 2011, approximately $1.2 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table presents the fair value of the Company’s derivative instruments as of December 31, 2011 and January 1, 2011 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	December 31, 2011	January 1, 2011
Natural gas swaps	Other current assets	$—	$135

Total derivatives designated as hedges		$—	$135

Derivatives not Designated as Hedges
Natural gas swaps and options	Other current assets	$—	$212
Heating oil swaps	Other current assets	6	81

Total derivatives not designated as hedges		$6	$293

Total asset derivatives		$6	$428

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	December 31, 2011	January 1, 2011
Natural gas swaps	Accrued expenses	$669	$16

Total derivatives designated as hedges		$669	$16

Derivatives not Designated as Hedges
Natural gas swaps		$143	$—
Heating oil swaps	Accrued Expenses	24	—

Total derivatives not designated as hedges		$167	$—

Total liability derivatives		$836	$16

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended December 31, 2011 and January 1, 2011 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2011	2010	2011	2010	2011	2010

Interest rate swaps	$—	$(723)	$(1,163)	$(1,551)	$—	$41
Natural gas swaps	(1,229)	(257)	(441)	(161)	—	(13)

Total	$(1,229)	$(980)	$(1,604)	$(1,712)	$—	$28

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $1.2 million and approximately $1.0 million recorded net of taxes of approximately $0.5 million and approximately $0.4 million for the year ended December 31, 2011 and January 1, 2011, respectively.

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

At December 31, 2011, the Company had forward purchase agreements in place for purchases of approximately  $6.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 16.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following table presents the Company's financial instruments that are measured at fair value on a recurring basis as of December 31, 2011 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$6	$—	$6	$—
Derivative liabilities	(836)	—	(836)	—
Total	$(830)	$—	$(830)	$—

Derivative assets consist of the Company's heating oil swap contracts, which represents the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap and option rate considering the instruments term, notional amount and credit risk.  See Note 15 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company's natural gas swap contracts and heating oil swap contracts, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 15 Derivatives for breakdown by instrument type.

NOTE 17.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2011, 2010 and 2009.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.    CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 31, 2011 and January 1, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $38.0 million and $35.8 million, respectively.  The Company has insurance recovery receivables of approximately $9.6 million and $7.7 million, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

NOTE 19.    BUSINESS SEGMENTS

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $950.8 million, $399.1 million and $283.7 million of net sales for the year ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Protein was approximately $447.7 million, $243.5 million and $244.7 million of net sales for the year ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Rendering also provides grease trap servicing. Included in Rendering is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Revenues (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Rendering	$1,501,280	$714,685	$597,806
Bakery	295,969	10,224	—
Total	$1,797,249	$724,909	$597,806

Included in Corporate Activities are general corporate expenses and the depreciation of fixed assets related to "Fresh Start Reporting."

Business Segment Profit/(Loss)  (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Rendering	$329,791	$132,502	$109,697
Bakery	62,259	1,425	—
Corporate Activities	(185,469)	(80,947)	(64,802)
Interest expense	(37,163)	(8,737)	(3,105)
Net income	$169,418	$44,243	$41,790

Although intangible assets are allocated to operating segments, the amortization related to the adoption of "Fresh Start Reporting" in 1993 is not considered in the measure of operating segment profit/(loss) and is included in Corporate Activities.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Business Segment Assets (in thousands):

	December 31, 2011	January 1, 2011
Rendering	$1,092,988	$1,102,719
Bakery	165,885	166,658
Corporate Activities	158,157	112,881
Total	$1,417,030	$1,382,258

 Business Segment Property, Plant and Equipment (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010
Depreciation and amortization:
Rendering	$66,412	$27,959	$21,932
Bakery	8,647	426	—
Corporate Activities	3,850	3,523	3,294
Total	$78,909	$31,908	$25,226
Capital expenditures:
Rendering	$51,888	$21,431	$19,666
Bakery	6,247	165	—
Corporate Activities	2,018	3,124	3,972
Total (a)	$60,153	$24,720	$23,638

(a)
Excludes the capital assets acquired as part of the acquisition of assets related to the Griffin Transaction and Nebraska Transaction in fiscal 2010 of approximately$243.7 million, the Sanimax Transaction and Boca Transaction in fiscal 2009 of approximately $8.0 million.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010
Domestic	$1,526,351	$653,909	$526,975
Foreign	270,898	71,000	70,831
Total	$1,797,249	$724,909	$597,806

The Company attributes revenues from external customers to individual foreign countries based on the destination of the Company's shipments.  For fiscal 2011, 2010 and 2009, no individual foreign country comprised more than 5% of the Company’s consolidated revenue.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 20.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$439,898	$470,610	$455,875	$430,866
Operating income	88,133	92,235	74,761	59,477
Income from operations before income taxes	73,339	82,486	66,141	50,328
Net income	46,562	52,227	41,132	29,497

Basic earnings per share	0.43	0.45	0.35	0.25
Diluted earnings per share	0.43	0.44	0.35	0.25

	Year Ended January 1, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$162,782	$166,210	$168,685	$227,232
Operating income	19,583	18,914	19,318	24,698
Income from operations before income taxes	18,139	17,577	17,704	16,923
Net income	11,478	11,371	11,382	10,012

Basic earnings per share	0.14	0.14	0.14	0.12
Diluted earnings per share	0.14	0.14	0.14	0.12

(a)	Included in net income in the fourth quarter of fiscal 2010 are costs incurred as part of the Griffin Transaction for consulting, legal and financing in the amount of approximately $13.7 million.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 21.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of January 3, 2010, except for the presentation of purchases, sales, issuances and settlement in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 2, 2011.  This update did not change the techniques the Company uses to measure fair values and did not have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal.This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company is currently evaluating which presentation alternative to utilize and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan. The ASU amends ASC Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The new standard is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company adopted this standard as of December 31, 2011. See Note 14 to the Consolidated Financial Statements.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 22.    GUARANTOR FINANCIAL INFORMATION

The Company's Notes (see Note 10) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 31, 2011 and January 1, 2011, and the condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$124,675	$347,989	$3,980	$(256,964)	$219,680
Investment in subsidiaries	1,286,175	—	—	(1,286,175)	—
Property, plant and equipment, net	119,898	280,324	—	—	400,222
Intangible assets, net	14,747	347,874	293	—	362,914
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	21,733	—	21,733
Other assets	27,725	3,387	—	—	31,112
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$317,561	$63,718	$2,942	$(256,964)	$127,257
Long-term debt, net of current portion	280,000	20	—	—	280,020
Other noncurrent liabilities	46,011	12,052	182	—	58,245
Deferred income taxes	31,133	—	—	—	31,133
Total liabilities	674,705	75,790	3,124	(256,964)	496,655
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	583,273	1,022,544	27,982	(1,050,526)	583,273
Retained earnings and accumulated other comprehensive loss	337,102	240,483	(4,834)	(235,649)	337,102
Total stockholders’ equity	920,375	1,263,027	23,148	(1,286,175)	920,375
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$95,679	$196,383	$4,669	$(111,145)	$185,586
Investment in subsidiaries	1,118,467	—	—	(1,118,467)	—
Property, plant and equipment, net	119,511	273,909	—	—	393,420
Intangible assets, net	21,569	369,385	—	—	390,954
Goodwill	32,441	343,822	—	—	376,263
Other assets	31,136	3,321	1,578	—	36,035
	$1,418,803	$1,186,820	$6,247	$(1,229,612)	$1,382,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$202,705	$59,343	$3,927	$(111,145)	$154,830
Long-term debt, net of current portion	707,000	30	—	—	707,030
Other noncurrent liabilities	39,460	11,004	296	—	50,760
Deferred income taxes	5,342	—	—	—	5,342
Total liabilities	954,507	70,377	4,223	(111,145)	917,962
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	286,696	1,022,544	6,224	(1,028,768)	286,696
Retained earnings and accumulated other comprehensive loss	177,600	93,899	(4,200)	(89,699)	177,600
Total stockholders’ equity	464,296	1,116,443	2,024	(1,118,467)	464,296
	$1,418,803	$1,186,820	$6,247	$(1,229,612)	$1,382,258

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$721,990	$1,238,858	$27,484	$(191,083)	$1,797,249
Cost and expenses:
Cost of sales and operating expenses	553,061	878,812	26,809	(191,083)	1,267,599
Selling, general and administrative expenses	67,829	68,149	157	—	136,135
Depreciation and amortization	23,531	55,356	22	—	78,909
Total costs and expenses	644,421	1,002,317	26,988	(191,083)	1,482,643
Operating income	77,569	236,541	496	—	314,606

Interest expense	(37,161)	(2)	—	—	(37,163)
Other, net	(2,690)	(944)	57	—	(3,577)
Equity in net loss of unconsolidated subsidiary	—	—	(1,572)	—	(1,572)
Earnings in investments in subsidiaries	145,950	—	—	(145,950)	—
Income/(loss) from operations before taxes	183,668	235,595	(1,019)	(145,950)	272,294
Income taxes (benefit)	14,250	89,011	(385)	—	102,876
Net income/(loss)	$169,418	$146,584	$(634)	$(145,950)	$169,418

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$560,270	$302,074	$813	$(138,248)	$724,909
Cost and expenses:
Cost of sales and operating expenses	421,959	247,188	749	(138,248)	531,648
Selling, general and administrative expenses	60,282	7,750	10	—	68,042
Depreciation and amortization	21,768	10,140	—	—	31,908
Acquisition costs	10,798	—	—	—	10,798
Total costs and expenses	514,807	265,078	759	(138,248)	642,396
Operating income	45,463	36,996	54	—	82,513

Interest expense	(8,735)	(2)	—	—	(8,737)
Other, net	(1,772)	(1,066)	(595)	—	(3,433)
Earnings in investments in subsidiaries	22,258	—	—	(22,258)	—
Income/(loss) from operations before taxes	57,214	35,928	(541)	(22,258)	70,343
Income taxes (benefit)	12,971	13,330	(201)	—	26,100
Net income/(loss)	$44,243	$22,598	$(340)	$(22,258)	$44,243

Condensed Consolidating Statements of Operations
For the year ended January 2, 2010
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$443,270	$269,686	$—	$(115,150)	$597,806
Cost and expenses:
Cost of sales and operating expenses	331,037	224,224	—	(115,150)	440,111
Selling, general and administrative expenses	55,198	5,864	—	—	61,062
Depreciation and amortization	17,944	7,282	—	—	25,226
Acquisition costs	468	—	—	—	468
Total costs and expenses	404,647	237,370	—	(115,150)	526,867
Operating income	38,623	32,316	—	—	70,939

Interest expense	(3,105)	—	—	—	(3,105)
Other, net	(1,022)	601	(534)	—	(955)
Earnings in investments in subsidiaries	20,235	—	—	(20,235)	—
Income/(loss) from operations before taxes	54,731	32,917	(534)	(20,235)	66,879
Income taxes (benefit)	12,941	12,348	(200)	—	25,089
Net income/(loss)	$41,790	$20,569	$(334)	$(20,235)	$41,790

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$169,418	$146,584	$(634)	$(145,950)	$169,418
Earnings in investments in subsidiaries	(145,950)	—	—	145,950	—
Other operating cash flows	160,697	(114,532)	25,281	—	71,446
Net cash provided by operating activities	184,165	32,052	24,647	—	240,864

Cash flows from investing activities:
Capital expenditures	(23,835)	(36,318)	—	—	(60,153)
Acquisitions, net of cash acquired	(1,754)	—	—	—	(1,754)
Investment in unconsolidated subsidiary	—	—	(23,305)	—	(23,305)
Gross proceeds from sale of property, plant and equipment and other assets	961	568	—	—	1,529
Net cash used in investing activities	(24,628)	(35,750)	(23,305)	—	(83,683)

Cash flows from financing activities:
Payments on long-term debt	(270,000)	(9)	—	—	(270,009)
Borrowings from revolving credit facility	131,000	—	—	—	131,000
Payments on revolving credit facility	(291,000)	—	—	—	(291,000)
Deferred loan costs	(399)	—	—	—	(399)
Issuance of common stock	293,117	—	—	—	293,117
Minimum withholding taxes paid on stock awards	(1,281)	—	—	—	(1,281)
Excess tax benefits from stock-based compensation	1,125	—	—	—	1,125
Net cash used in financing activities	(137,438)	(9)	—	—	(137,447)

Net increase/(decrease) in cash and cash equivalents	22,099	(3,707)	1,342	—	19,734
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$35,207	$1,773	$1,956	$—	$38,936

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,243	$22,598	$(340)	$(22,258)	$44,243
Earnings in investments in subsidiaries	(22,258)	—	—	22,258	—
Other operating cash flows	46,624	(10,311)	954	—	37,267
Net cash provided by operating activities	68,609	12,287	614	—	81,510

Cash flows from investing activities:
Capital expenditures	(17,648)	(7,072)	—	—	(24,720)
Acquisitions, net of cash acquired	(758,182)	—	—	—	(758,182)
Gross proceeds from sale of property, plant and equipment and other assets	406	218	—	—	624
Payments related to routes and other intangibles	(1,367)	—	—	—	(1,367)
Net cash used in investing activities	(776,791)	(6,854)	—	—	(783,645)

Cash flows from financing activities:
Proceeds from long-term debt	550,000	—	—	—	550,000
Payments on long-term debt	(32,500)	(9)	—	—	(32,509)
Borrowing from revolving credit facility	160,000	—	—	—	160,000
Deferred loan costs	(24,020)	—	—	—	(24,020)
Issuances of common stock	35	—	—	—	35
Minimum withholding taxes paid on stock awards	(585)	—	—	—	(585)
Excess tax benefits from stock-based compensation	234	—	—	—	234
Net cash provided/(used) in financing activities	653,164	(9)	—	—	653,155

Net increase/(decrease) in cash and cash equivalents	(55,018)	5,424	614	—	(48,980)
Cash and cash equivalents at beginning of year	68,126	56	—	—	68,182
Cash and cash equivalents at end of year	$13,108	$5,480	$614	$—	$19,202

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 2, 2010
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$41,790	$20,569	$(334)	$(20,235)	$41,790
Earnings in investments in subsidiaries	(20,235)	—	—	20,235	—
Other operating cash flows	53,849	(16,787)	334	—	37,396
Net cash provided by operating activities	75,404	3,782	—	—	79,186

Cash flows from investing activities:
Capital expenditures	(18,078)	(5,560)	—	—	(23,638)
Acquisitions, net of cash acquired	(33,987)	—	—	—	(33,987)
Gross proceeds from sale of property, plant and equipment and other assets	177	1,736	—	—	1,913
Net cash used in investing activities	(51,888)	(3,824)	—	—	(55,712)

Cash flows from financing activities:
Proceeds from long-term debt	—	48	—	—	48
Payments on long-term debt	(5,000)	—	—	—	(5,000)
Contract payments	(72)	—	—	—	(72)
Deferred loan costs	(946)	—	—	—	(946)
Issuances of common stock	11	—	—	—	11
Minimum withholding taxes paid on stock awards	(108)	—	—	—	(108)
Excess tax benefits from stock-based compensation	(39)	—	—	—	(39)
Net cash provided/(used) in financing activities	(6,154)	48	—	—	(6,106)

Net increase in cash and cash equivalents	17,362	6	—	—	17,368
Cash and cash equivalents at beginning of year	50,764	50	—	—	50,814
Cash and cash equivalents at end of year	$68,126	$56	$—	$—	$68,182

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled "Election of Directors,"  "Our Management - Executive Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Committees of the Board - Audit Committee" included in the Company’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Email:  bphillips@darlingii.com

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled "Executive Compensation," "Compensation Committee Report" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" included in the Company’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled "Transactions with Related Persons, Promoters and Certain Control Persons,"  "Corporate Governance – Code of Business Conduct" and "Corporate Governance - Independent Directors" included in the Company's definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled "Ratification of Selection of Independent Registered Public Accountant" included in the Company’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.

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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed March 2, 2011 and incorporated herein by reference).

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

10.6
First Amendment to the Credit Agreement, dated as of March 25, 2011, among Darling International Inc., as borrower, the subsidiaries of the borrower party thereto, the lending institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2011 and incorporated herein by reference).

10.7
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

10.9
Limited Liability Company Agreement, dated as of January 21, 2011, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2011 and incorporated herein by reference).

10.10
Sponsor Support Agreement, dated as of May 31, 2011, by and between Darling International Inc., Diamond Green Diesel LLC and Diamond Alternative Energy, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference).

10.11
Raw Material Supply Agreement, dated as of May 31, 2011, by and between Diamond Green Diesel LLC and Darling International Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 11, 2011 and incorporated herein by reference).

10.12	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.13
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.14
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.15
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.16 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.17 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.18 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.20 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.21 *
Darling International Inc. Compensation Committee Executive Compensation Program Policy Statement adopted January 15, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.22 *
Darling International Inc. Compensation Committee Amended and Restated Executive Compensation Program Policy Statement adopted January 8, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2010 and incorporated herein by reference).

10.23 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.24 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.25 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.26 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.27 *
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

10.29 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.30 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.31 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Robert A. Griffin (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.32 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Martin W. Griffin (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.33 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.34 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.35 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.36 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.37 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.38 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.39 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.40 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.41
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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (v) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 29, 2012
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President –	February 29, 2012
John O. Muse	Finance and Administration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	February 29, 2012
O. Thomas Albrecht

/s/ D. Eugene Ewing	Director	February 29, 2012
D. Eugene Ewing

/s/ Charles Macaluso	Director	February 29, 2012
Charles Macaluso

/s/ John D. March	Director	February 29, 2012
John D. March

/s/ Michael Rescoe	Director	February 29, 2012
Michael Rescoe

/s/ Michael Urbut	Director	February 29, 2012
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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed March 2, 2011 and incorporated herein by reference).

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

10.6
First Amendment to the Credit Agreement, dated as of March 25, 2011, among Darling International Inc., as borrower, the subsidiaries of the borrower party thereto, the lending institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2011 and incorporated herein by reference).

10.7
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

10.9
Limited Liability Company Agreement, dated as of January 21, 2011, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2011 and incorporated herein by reference).

10.10
Sponsor Support Agreement, dated as of May 31, 2011, by and between Darling International Inc., Diamond Green Diesel LLC and Diamond Alternative Energy, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference).

10.11
Raw Material Supply Agreement, dated as of May 31, 2011, by and between Diamond Green Diesel LLC and Darling International Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 11, 2011 and incorporated herein by reference).

10.12	Leases, dated July 1, 1996, between the Company and the City and County of San Francisco (filed pursuant to temporary hardship exemption under cover of Form SE).

10.13
Lease, dated November 24, 2003, between Darling International Inc. and the Port of Tacoma (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 29, 2004, and incorporated herein by reference).

10.14
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.15
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.16 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.17 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.18 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.20 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.21 *
Darling International Inc. Compensation Committee Executive Compensation Program Policy Statement adopted January 15, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.22 *
Darling International Inc. Compensation Committee Amended and Restated Executive Compensation Program Policy Statement adopted January 8, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2010 and incorporated herein by reference).

10.23 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.24 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.25 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.26 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.27 *
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

10.29 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.30 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009, and incorporated herein by reference).

10.31 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Robert A. Griffin (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.32 *
Employment Agreement, dated as of December 17, 2010, by and among Darling International Inc., Griffin Industries, Inc. and Martin W. Griffin (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.33 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.34 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.35 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.36 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.37 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.38 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.39 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.40 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.41
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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income(Loss) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; (v) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.