Form 10-Q
period 2012-03-31
DARLING INTERNATIONAL INC
filed 2012-05-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

There were 117,610,419 shares of common stock, $0.01 par value, outstanding at May 3, 2012.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(in thousands, except shares)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,584	$38,936
Restricted cash	381	365
Accounts receivable, net	83,373	95,807
Inventories	58,481	50,830
Income taxes refundable	6,015	17,042
Other current assets	9,840	9,235
Deferred income taxes	8,050	7,465
Total current assets	193,724	219,680
Property, plant and equipment, less accumulated depreciation of $288,851 at March 31, 2012 and $278,400 at December 31, 2011	408,547	400,222
Intangible assets, less accumulated amortization of $89,347 at March 31, 2012 and $82,364 at December 31, 2011	355,931	362,914
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	32,848	21,733
Other assets	29,787	31,112
	$1,402,206	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10	$10
Accounts payable, principally trade	44,078	60,402
Accrued expenses	59,553	66,845
Total current liabilities	103,641	127,257
Long-term debt, net of current portion	250,018	280,020
Other non-current liabilities	57,610	58,245
Deferred income taxes	34,971	31,133
Total liabilities	446,240	496,655
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 118,275,617 and 117,591,822 shares issued at March 31, 2012 and at December 31, 2011, respectively	1,183	1,176
Additional paid-in capital	595,786	587,685
Treasury stock, at cost; 665,198 and 543,384 shares at March 31, 2012 and at December 31, 2011, respectively	(7,567)	(5,588)
Accumulated other comprehensive loss	(30,013)	(30,904)
Retained earnings	396,577	368,006
Total stockholders’ equity	955,966	920,375
	$1,402,206	$1,417,030

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2012 and April 2, 2011
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$387,108	$439,898
Costs and expenses:
Cost of sales and operating expenses	276,469	301,351
Selling, general and administrative expenses	37,369	30,693
Depreciation and amortization	20,760	19,681
Total costs and expenses	334,598	351,725
Operating income	52,510	88,173

Other expense:
Interest expense	(6,925)	(14,228)
Other, net	(608)	(606)
Total other expense	(7,533)	(14,834)

Equity in net loss of unconsolidated subsidiary	(236)	—
Income before income taxes	44,741	73,339
Income taxes	16,170	26,777
Net income	$28,571	$46,562

Basic income per share	$0.24	$0.43
Diluted income per share	$0.24	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2012 and April 2, 2011
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$28,571	$46,562
Other comprehensive income (loss):
Pension adjustments, net of tax	742	431
Natural gas swap derivative adjustments, net of tax	7	(39)
Interest rate swap derivative adjustment, net of tax	142	195
Total other comprehensive income	891	587
Total comprehensive income	$29,462	$47,149

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2012 and April 2, 2011
(in thousands)
(unaudited)

	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$28,571	$46,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,760	19,681
Loss/(gain) on disposal of property, plant, equipment and other assets	360	(40)
Deferred taxes	3,253	3,422
Increase in long-term pension liability	135	265
Stock-based compensation expense	3,071	1,214
Write-off deferred loan costs	725	4,184
Deferred loan cost amortization	764	900
Equity in net loss of unconsolidated subsidiary	236	—
Changes in operating assets and liabilities:
Restricted cash	(16)	(11)
Accounts receivable	12,434	(12,370)
Income taxes refundable/payable	11,027	21,802
Inventories and prepaid expenses	(8,337)	(5,019)
Accounts payable and accrued expenses	(23,438)	(1,765)
Other	4,026	1,875
Net cash provided by operating activities	53,571	80,700
Cash flows from investing activities:
Capital expenditures	(24,690)	(12,757)
Investment in unconsolidated subsidiary	(11,351)	(1,601)
Gross proceeds from disposal of property, plant and equipment and other assets	2,228	273
Net cash used by investing activities	(33,813)	(14,085)
Cash flows from financing activities:
Payments on long-term debt	(30,002)	(240,002)
Borrowings from revolving credit facility	—	90,000
Payments on revolving credit facility	—	(190,000)
Deferred loan costs	—	(267)
Issuance of common stock	64	292,843
Minimum withholding taxes paid on stock awards	(2,157)	(1,154)
Excess tax benefits from stock-based compensation	985	809
Net cash used by financing activities	(31,110)	(47,771)
Net increase/(decrease) in cash and cash equivalents	(11,352)	18,844
Cash and cash equivalents at beginning of period	38,936	19,202
Cash and cash equivalents at end of period	$27,584	$38,046
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$155	$3,579
Income taxes, net of refunds	$295	$1,205

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three month periods ended March 31, 2012 and April 2, 2011, have been prepared in accordance with generally accepted accounting principles in the United States by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 31, 2012, and include the 13 weeks ended March 31, 2012, and the 13 weeks ended April 2, 2011.

(c)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(d)	Earnings Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method. As a result of the use of weighted average number of shares the full effect of the issuance of 24,193,548 shares as discussed in Note 8 are not in the earnings per share calculation set forth below for fiscal 2011.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 31, 2012			April 2, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$28,571	117,302	$0.24	$46,562	108,573	$0.43
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		875			999
Less: Pro forma treasury shares		(347)			(407)
Diluted:
Net income	$28,571	117,830	$0.24	$46,562	109,165	$0.43

For the three months ended March 31, 2012 and April 2, 2011, respectively, 211,890 and 77,834 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 31, 2012 and April 2, 2011, respectively, 123,260 and 378,787 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(3)	Investment in Unconsolidated Subsidiary

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of March 31, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $32.8 million on the consolidated balance sheet and has recorded approximately $0.2 million in losses in the unconsolidated subsidiary for the three months ended March 31, 2012 and no earnings or losses for the three months ended April 2, 2011.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At March 31, 2012 and December 31, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $38.8 million and $38.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.6 million as of March 31, 2012 and December 31, 2011, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. The City of Fresno and Darling International Inc. In the complaint, the plaintiff alleges that the City of Fresno has failed to enforce its own zoning ordinances and engaged in a number of discriminatory practices against the citizens of West Fresno. In addition, the complaint alleges that the Company's Fresno facility is operating without a proper use permit. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and intends to defend itself vigorously in this matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition or results of operations.

(5)	Business Segments

The Company sells its products domestically and internationally and operates within two industry segments: Rendering and Bakery. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred taxes, prepaid pension, and miscellaneous other assets.

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $194.0 million and $236.2 million of net sales for the three months ended March 31, 2012 and April 2, 2011, respectively. Protein was approximately $103.5 million and $110.1 million of net sales for the three months ended March 31, 2012 and April 2, 2011, respectively. Rendering operations also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Rendering	$322,312	$371,570
Bakery	64,796	68,328
Total	$387,108	$439,898

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Rendering	$64,578	$88,956
Bakery	11,052	14,968
Corporate Activities	(40,134)	(43,134)
Interest expense	(6,925)	(14,228)
Net Income	$28,571	$46,562

 Business Segment Assets (in thousands):

	March 31, 2012	December 31, 2011
Rendering	$1,087,947	$1,092,988
Bakery	167,297	165,885
Corporate Activities	146,962	158,157
Total	$1,402,206	$1,417,030

(6)	Income Taxes

The Company has provided income taxes for the three-month periods ended March 31, 2012 and April 2, 2011, based on its estimate of the effective tax rate for the entire 2012 and 2011 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is no longer subject to federal examinations on years prior to fiscal 2008.  The number of years open for state tax audits varies, depending on the tax jurisdiction, but are generally from three to five years. Currently, several state examinations are in progress.  The Company does not anticipate that any state or federal audits will have a significant impact on the Company’s results of operations or financial position.  In addition, the Company does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s unrecognized tax positions in the next twelve months.

(7)	Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of March 31, 2012, the Company had availability of $389.3 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $25.7 million. As of March 31, 2012, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in the quarter ended March 31, 2012. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $0.7 million and $4.2 million in the three month periods ending March 31, 2012 and April 2, 2011, respectively,which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the original proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its prior year acquisitions, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “Restricted Notes”) under an indenture with U.S. Bank National Association, as trustee. Darling used the net proceeds from the sale of the Restricted Notes to finance in part the cash portion of the purchase price paid in connection with Darling's acquisition of Griffin Industries, Inc. The Company will pay 8.5% annual cash interest on the Restricted Notes on June 15 and December 15 of each year, commencing June 15, 2011. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Restricted Notes.

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

The Credit Agreement and the Notes consisted of the following elements at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$30,000
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	25,652	23,440
Availability	$389,348	$391,560

The obligations under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company (“Darling National”), Griffin Industries LLC, a Kentucky limited liability company (“Griffin”), and its subsidiary, Craig Protein Division, Inc (“Craig Protein”) and are secured by substantially all of the property of the Company, including a pledge of 100% of the stock of all material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. The Notes are guaranteed on an unsecured basis by Darling's existing restricted subsidiaries, including Darling National, Griffin and all of its subsidiaries, other than Darling's foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets. The Notes rank equally in right of payment to any existing and future senior debt of Darling. The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of assets securing such debt. The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes. The guarantees by the guarantors (the “Guarantees”) rank equally in right of payment to any existing and future senior indebtedness of the guarantors. The Guarantees will be effectively junior to existing and future secured debt of the guarantors including debt under the Credit Agreement, to the extent the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each guarantor that do not guarantee the Notes.

As of March 31, 2012, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

(8)	Stockholders' Equity

On January 27, 2011, the Company entered into an underwritten public offering for 24,193,548 shares of its common stock, at a price to the public of $12.70 per share, pursuant to an effective shelf registration statement. The offering closed on February 2, 2011. In addition, certain former stockholders of Griffin Industries, Inc. (pursuant to such stockholders' contractual registration rights) granted the underwriters a 30-day option, which the underwriters subsequently exercised in full, to purchase from them up to an additional 3,629,032 shares of Darling common stock to cover over-allotments. The Company used the net proceeds of approximately $292.7 million from the offering to repay all of its then outstanding revolver balance and a portion of its term loan facility under the Company's Credit Agreement. Darling did not receive any proceeds from the sale of shares by the former stockholders of Griffin Industries, Inc.

(9)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. At March 31, 2012, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and options that did not qualify and were not designated for hedge accounting.

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

In fiscal 2011, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of March 31, 2012, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In the first three months of fiscal 2012, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of March 31, 2012, the contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at March 31, 2012 into earnings over the next 12 months will be approximately $0.7 million. As of March 31, 2012, approximately $0.2 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of March 31, 2012 and December 31, 2011 (in thousands):

Derivatives not Designated as Hedges	Balance Sheet	Asset Derivatives Fair Value
	Location	March 31, 2012	December 31, 2011
Heating oil swaps and options	Other current assets	$49	$6

Total asset derivatives not designated as hedges		$49	$6

Total asset derivatives		$49	$6

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	March 31, 2012	December 31, 2011
Natural gas swaps	Accrued expenses	$653	$669

Total liability derivatives designated as hedges		$653	$669

Derivatives not Designated as Hedges
Natural gas swaps	Accrued expenses	$—	$143
Heating oil swaps	Accrued expenses	4	24

Total liability derivatives not designated as hedges		$4	$167

Total liability derivatives		$657	$836

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended March 31, 2012 and April 2, 2011 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011
Interest rate swaps	$—	$—	$(232)	$(319)	$—	$—
Natural gas swaps	(700)	(213)	(713)	(150)	3	8

Total	$(700)	$(213)	$(945)	$(469)	$3	$8

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.7 million and approximately $0.2 million recorded net of taxes of approximately $0.3 million and approximately $0.1 million as of March 31, 2012 and April 2, 2011, respectively.

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

At March 31, 2012, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in the FASB authoritative guidance.

(10)    Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes revenue related to grease trap servicing in the month the trap service occurs.

(11)	Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Defined benefit pension plans
Amortization of prior service cost	$22	$22	$(8)	$(8)	$14	$14
Amortization of actuarial loss	1,189	681	(461)	(264)	728	417
Total defined benefit pension plans	1,211	703	(469)	(272)	742	431

Natural gas swap derivatives
Loss reclassified to net income	713	150	(276)	(58)	437	92
Loss activity recognized in other comprehensive loss	(700)	(213)	270	82	(430)	(131)
Total natural gas swap derivatives	13	(63)	(6)	24	7	(39)

Interest rate swap derivatives
Loss reclassified to net income	232	319	(90)	(124)	142	195

Other Comprehensive income (loss)	$1,456	$959	$(565)	$(372)	$891	$587

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

Net pension cost for the three months ended March 31, 2012 and April 2, 2011 includes the following components (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$81	$295
Interest cost	1,363	1,513
Expected return on plan assets	(1,677)	(1,722)
Amortization of prior service cost	22	22
Amortization of net loss	1,189	681
Net pension cost	$978	$789

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 31, 2012, the Company expects to contribute approximately $2.4 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 31, 2012 and April 2, 2011 of approximately $0.4 million and $0.2 million, respectively.

The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability. As of March 31, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$49	$—	$49	$—
Total Assets	$49	$—	$49	$—

Liabilities:
Derivative instruments	$657	$—	$657	$—
Senior Notes	278,750	—	278,750	—
Total Liabilities	$279,407	$—	$279,407	$—

Derivative assets consist of the Company’s heating oil swap and option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 9 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s natural gas swap and heating oil swap contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 9 Derivatives for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such have been excluded from the table above. The carrying amount for the Company's other debt is not deemed to be significantly different than the fair value and all other instruments have been recorded at fair value.

The fair value of the senior notes is based on market quotation from a third-party bank.

(14)     New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permissible. The Company adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on the Company's consolidated financial statements.

(15)     Guarantor Financial Information

The Company's Notes (see Note 7) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and April 2, 2011.

Condensed Consolidating Balance Sheet
As of March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$101,566	$366,530	$2,183	$(276,555)	$193,724
Investment in subsidiaries	1,327,883	—	—	(1,327,883)	—
Property, plant and equipment, net	121,893	286,654	—	—	408,547
Intangible assets, net	14,080	341,564	287	—	355,931
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	32,848	—	32,848
Other assets	26,168	3,619	—	—	29,787
	$1,613,450	$1,357,610	$35,584	$(1,604,438)	$1,402,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$327,136	$52,039	$1,021	$(276,555)	$103,641
Long-term debt, net of current portion	250,000	18	—	—	250,018
Other noncurrent liabilities	45,377	12,052	181	—	57,610
Deferred income taxes	34,971	—	—	—	34,971
Total liabilities	657,484	64,109	1,202	(276,555)	446,240
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	589,402	1,022,544	39,358	(1,061,902)	589,402
Retained earnings and accumulated other comprehensive loss	366,564	270,957	(4,976)	(265,981)	366,564
Total stockholders’ equity	955,966	1,293,501	34,382	(1,327,883)	955,966
	$1,613,450	$1,357,610	$35,584	$(1,604,438)	$1,402,206

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$124,675	$347,989	$3,980	$(256,964)	$219,680
Investment in subsidiaries	1,286,175	—	—	(1,286,175)	—
Property, plant and equipment, net	119,898	280,324	—	—	400,222
Intangible assets, net	14,747	347,874	293	—	362,914
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	21,733	—	21,733
Other assets	27,725	3,387	—	—	31,112
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$317,561	$63,718	$2,942	$(256,964)	$127,257
Long-term debt, net of current portion	280,000	20	—	—	280,020
Other noncurrent liabilities	46,011	12,052	182	—	58,245
Deferred income taxes	31,133	—	—	—	31,133
Total liabilities	674,705	75,790	3,124	(256,964)	496,655
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	583,273	1,022,544	27,982	(1,050,526)	583,273
Retained earnings and accumulated other comprehensive loss	337,102	240,483	(4,834)	(235,649)	337,102
Total stockholders’ equity	920,375	1,263,027	23,148	(1,286,175)	920,375
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$152,988	$273,509	$2,554	$(41,943)	$387,108
Cost and expenses:
Cost of sales and operating expenses	121,097	194,813	2,502	(41,943)	276,469
Selling, general and administrative expenses	20,785	16,545	39	—	37,369
Depreciation and amortization	6,296	14,458	6	—	20,760
Total costs and expenses	148,178	225,816	2,547	(41,943)	334,598
Operating income	4,810	47,693	7	—	52,510

Interest expense	(6,925)	—	—	—	(6,925)
Other, net	(642)	27	7	—	(608)
Equity in net loss of unconsolidated subsidiary	—	—	(236)	—	(236)
Earnings in investments in subsidiaries	30,332	—	—	(30,332)	—
Income/(loss) before taxes	27,575	47,720	(222)	(30,332)	44,741
Income taxes (Benefit)	(996)	17,246	(80)	—	16,170
Net income (loss)	$28,571	$30,474	$(142)	$(30,332)	$28,571

Condensed Consolidating Statements of Operations
For the three months ended April 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$174,655	$307,114	$6,549	$(48,420)	$439,898
Cost and expenses:
Cost of sales and operating expenses	131,988	211,525	6,257	(48,419)	301,351
Selling, general and administrative expenses	15,187	15,466	40	—	30,693
Depreciation and amortization	6,184	13,497	—	—	19,681
Total costs and expenses	153,359	240,488	6,297	(48,419)	351,725
Operating income	21,296	66,626	252	(1)	88,173

Interest expense	(14,227)	(1)	—	—	(14,228)
Other, net	(524)	(76)	(7)	1	(606)
Earnings in investments in subsidiaries	42,407	—	—	(42,407)	—
Income/(loss) before taxes	48,952	66,549	245	(42,407)	73,339
Income taxes	2,390	24,297	90	—	26,777
Net income (loss)	$46,562	$42,252	$155	$(42,407)	$46,562

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$28,571	$30,474	$(142)	$(30,332)	$28,571
Other comprehensive income (loss):
Pension adjustments, net of tax	742	—	—	—	742
Natural gas swap derivative adjustments, net of tax	7	—	—	—	7
Interest rate swap derivative adjustment, net of tax	142	—	—	—	142
Total other comprehensive income (loss)	891	—	—	—	891
Total comprehensive income (loss)	$29,462	$30,474	$(142)	$(30,332)	$29,462

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended April 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$46,562	$42,252	$155	$(42,407)	$46,562
Other comprehensive income (loss):
Pension adjustments, net of tax	431	—	—	—	431
Natural gas swap derivative adjustments, net of tax	(39)	—	—	—	(39)
Interest rate swap derivative adjustment, net of tax	195	—	—	—	195
Total other comprehensive income (loss)	587	—	—	—	587
Total comprehensive income (loss)	$47,149	$42,252	$155	$(42,407)	$47,149

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$28,571	$30,474	$(142)	$(30,332)	$28,571
Earnings in investments in subsidiaries	(30,332)	—	—	30,332	—
Other operating cash flows	31,598	(16,795)	10,197	—	25,000
Net cash provided by operating activities	29,837	13,679	10,055	—	53,571

Cash flows from investing activities:
Capital expenditures	(8,123)	(16,567)	—	—	(24,690)
Investment in unconsolidated subsidiary	—	—	(11,351)	—	(11,351)
Gross proceeds from sale of property, plant and equipment and other assets	1,111	1,117	—	—	2,228
Net cash used in investing activities	(7,012)	(15,450)	(11,351)	—	(33,813)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(2)	—	—	(30,002)
Issuances of common stock	64	—	—	—	64
Minimum withholding taxes paid on stock awards	(2,157)	—	—	—	(2,157)
Excess tax benefits from stock-based compensation	985	—	—	—	985
Net cash used in financing activities	(31,108)	(2)	—	—	(31,110)

Net decrease in cash and cash equivalents	(8,283)	(1,773)	(1,296)	—	(11,352)
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$26,924	$—	$660	$—	$27,584

Condensed Consolidating Statements of Cash Flows
For the three months ended April 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$46,562	$42,252	$155	$(42,407)	$46,562
Earnings in investments in subsidiaries	(42,407)	—	—	42,407	—
Other operating cash flows	65,061	(32,202)	1,279	—	34,138
Net cash provided by operating activities	69,216	10,050	1,434	—	80,700

Cash flows from investing activities:
Capital expenditures	(5,047)	(7,710)	—	—	(12,757)
Investment in unconsolidated subsidiary	—	—	(1,601)	—	(1,601)
Gross proceeds from sale of property, plant and equipment and other assets	198	75	—	—	273
Net cash used in investing activities	(4,849)	(7,635)	(1,601)	—	(14,085)

Cash flows from financing activities:
Payments on long-term debt	(240,000)	(2)	—	—	(240,002)
Borrowings from revolving credit facility	90,000	—	—	—	90,000
Payments on revolving credit facility	(190,000)	—	—	—	(190,000)
Deferred loan costs	(267)	—	—	—	(267)
Issuances of common stock	292,843	—	—	—	292,843
Minimum withholding taxes paid on stock awards	(1,154)	—	—	—	(1,154)
Excess tax benefits from stock-based compensation	809	—	—	—	809
Net cash used in financing activities	(47,769)	(2)	—	—	(47,771)

Net increase/(decrease) in cash and cash equivalents	16,598	2,413	(167)	—	18,844
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$29,706	$7,893	$447	$—	$38,046

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. The Company sells these products nationally and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2011.

The Company's operating performance for the first quarter of fiscal 2012 moderated relative to the first quarter of fiscal 2011. Year over year, lower finished product selling prices for proteins and fats were the primary driver as export volumes all but came to a standstill. As compared to the fourth quarter of fiscal 2011, finished product prices continued to decline through most of the first quarter of fiscal 2012 before rapidly escalating in March 2012. As a result, the Company built significant inventories during the quarter. Rendering raw material volumes as compared to the fourth quarter of fiscal 2011 remained steady; however, mild winter weather had a mixed impact on the Company as it provided historically low rendering volume from mortalities but positively influenced operating costs in the factory. Energy costs for natural gas continued to decline and positively influenced earnings.

The bakery business segment made a solid contribution during the first quarter of fiscal 2012 but business segment net sales and profit were lower as compared to the first quarter of fiscal 2011. First quarter volumes were lower as commercial bakeries took abnormally longer winter shutdowns while selling prices for the Company's finished products remained flat.

Operating income decreased by $35.7 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2012 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the First Quarter of 2012

•
Lower finished product prices for MBM, BFT, PG, YG and BPP as compared to the first quarter of fiscal 2011 is a sign of decreased demand due to a slowdown in the domestic and international markets. These lower prices were partially offset by an overall increase in average PM (both feed grade and pet food grade) prices. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Lower raw material volumes were collected from suppliers during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Management believes the decline in raw material volume is due to weaker slaughter and processor rates resulting from a slowdown of the economy that contributed to a decline in raw material volumes collected by the Company during the quarter. The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas decreased and diesel fuel decreased slightly during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2012 and Thereafter

Critical Issues and Challenges:

•
The Company collected lower raw material volumes due to the slowdown of the economy resulting in weaker slaughter and processor rates in the first quarter of fiscal 2012. If this reduction continues or accelerates, there could be a negative impact on the Company's ability to obtain raw materials for the Company's operation.

•
Finished product prices for MBM, BFT, PG, YG and BBP commodities have decreased during the first quarter of fiscal 2012 as compared to the same period of fiscal 2011.  No assurance can be given that this decrease in commodity prices for various proteins, fats and bakery products will not continue in the future, as commodity prices are volatile by their nature.  A further decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2012 and into future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Lower natural gas and diesel fuel prices were incurred during the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007, on February 3, 2010 the EPA finalized regulations for the National Renewable Fuel Standard Program (“RFS2”).  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On June 20, 2011, the EPA issued a proposed rule which would require 1.28 billion gallons for the calendar year 2013. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  Accordingly, changes to, a failure to enforce or discontinuing of any of these programs could have a negative impact on the Company’s business and results of operations.

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

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the “BSE Feed Rule”) to prevent further spread of BSE, commonly referred to as “mad cow disease.” Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef rebounded to record volumes in fiscal 2011 that exceeded pre-BSE levels, most export markets remain closed to MBM derived from U.S. beef. On April 24, 2012, the United States Department of Agriculture (“USDA”) confirmed the occurrence of a new, single case of BSE in a dairy cow in central California.  Even though the USDA confirmed that material derived from the cow did not enter the food or feed supply and that this appears to be a single, isolated incident of "atypical" BSE which is not spread through feed and does not affect humans, Indonesia closed its markets to MBM derived from U.S. beef, and those markets remain closed as of the filing date of this Report.  The Company does not expect this trade disruption to have material impact on the Company's business, financial condition or results of operations. Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

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

•
With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients. The FDAAA directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries. As a prerequisite to new requirements specified by the FDAAA, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance.” Stakeholder comments and questions about the Reportable Food Registry that were submitted to the docket or during public meetings were incorporated into a second draft guidance (“RFR Draft Guidance”), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals. The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it. On July 27, 2010, the FDA released “Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance” (“Draft CPG”), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Draft CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for. The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report. The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the

Company does not currently anticipate that the FDAAA will have a significant impact on the Company's operations or financial performance. Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company's finished products could have a negative impact on the demand for the Company's finished products.

•
In addition, on January 4, 2011, President Barack Obama signed the Food Safety Modernization Act (“FSMA”) into law. As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority so that the criteria needed for detaining human or animal food are lowered. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. In addition to amending existing regulations, the FSMA requires the FDA to develop new regulations that, among other provisions, place additional registration requirements on food and feed producing firms; require registered facilities to perform hazard analysis and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. Such new food safety provisions will require new FDA rule making. The Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA. Such rule-making could, among other things, require the Company to amend certain of the Company's other operational policies and procedures. While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company's business or operations.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

Summary of Key Factors Impacting First Quarter 2012 Results:

Principal factors that contributed to a $35.7 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in raw material volumes,
•Decrease in finished product prices,
•Increases in payroll and related benefits costs, and
•A prior year purchase accounting contingency gain not in the current year.

These decreases were partially offset by:

•Decreases in energy costs, primarily natural gas and diesel fuel.

Summary of Key Indicators of 2012 Performance:

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the first quarter of fiscal 2012, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2012, compared to average Jacobsen prices for the first quarter of fiscal 2011 follow:

	Avg. Price 1st Quarter 2012	Avg. Price 1st Quarter 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 315.56/ton	$ 335.81/ton	$ (20.25)/ton	(6.0)%
Feed Grade PM (Carolina)	$ 386.51/ton	$ 360.24/ton	$ 26.27/ton	7.3%
Pet Food PM (Southeast)	$ 658.93/ton	$ 563.93/ton	$ 95.00/ton	16.8%
BFT (Chicago)	$ 46.06/cwt	$ 48.14/cwt	$ (2.08)/cwt	(4.3)%
PG (Southeast)	$ 44.03/cwt	$ 44.89/cwt	$ (0.86)/cwt	(1.9)%
YG (Illinois)	$ 38.83/cwt	$ 42.40/cwt	$ (3.57)/cwt	(8.4)%
Bakery Segment:
Corn (Illinois)	$ 6.62/bushel	$ 6.64/bushel	$ (0.02)/bushel	(0.3)%

 The overall decrease in average MBM, BFT, PG, YG and BPP prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average PM (both feed grade and pet food) prices and the positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

Net Sales.  The Company collects and processes animal by-products (fat, bones and offal), including hides, commercial bakery waste and used restaurant cooking oil principally to produce finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products.  Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material.  Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During the first quarter of fiscal 2012, net sales were $387.1 million as compared to $439.9 million during the first quarter of fiscal 2011. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $194.0 million and $236.2 million of net sales for the three months ended March 31, 2012 and April 2, 2011, respectively, and protein was approximately $103.5 million and $110.1 million of net sales for the three months ended March 31, 2012 and April 2, 2011, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in finished product prices	$(31.4)	$(0.3)	$—	$(31.7)
Decrease in raw material volume	(18.4)	(3.5)	—	(21.9)
Increase in other sales	0.5	0.3	—	0.8
	$(49.3)	$(3.5)	$—	$(52.8)

Further detail regarding the $49.3 million decrease in sales in the Rendering Segment and the $3.5 million decrease in sales in the Bakery Segment in the first quarter of fiscal 2012 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM, BFT and PG, negatively impacted the Company's finished product prices. In addition a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $31.4 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in MBM, BFT, PG and YG prices, but was slightly offset by an increase in PM(both feed grade and pet food) prices. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT, PG and YG.

Raw Material Volume:  Rendering volumes have decreased Rendering sales by approximately $18.4 million, which is a result of weaker slaughter and processor rates due to a slowdown of the economy in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Other Sales:  The $0.5 million increase in other Rendering Segment sales was primarily due to an increase in yields and the purchase of finished product for resale that more than offset lower collection and processing fees and product sales.

Bakery

Raw Material Volume: The Bakery volumes have decreased Bakery sales by approximately $3.5 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Finished Product Prices: The slightly lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $0.3 million.

Other Sales: The $0.3 million increase in other Bakery Segment sales is due to a slight increase in yields.

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

During the first quarter of fiscal 2012, cost of sales and operating expenses was $276.5 million as compared to $301.4 million during the first quarter of fiscal 2011.  Decreases in Rendering Segment cost of sales and operating expenses of $25.1 million and the decrease in Bakery Segment cost of sales and operating expenses of $0.4 million accounted for substantially all of the $24.9 million decrease in cost of sales and operating expenses.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in raw material costs	$(20.4)	$1.8	$—	$(18.6)
Decrease in raw material volume	(6.1)	(1.7)	—	(7.8)
Decrease in energy costs, primarily natural gas and diesel fuel	(2.4)	(0.2)	(0.2)	(2.8)
Increase/(decrease) in other costs of sales	3.8	(0.3)	0.8	4.3
	$(25.1)	$(0.4)	$0.6	$(24.9)

Further detail regarding the $25.1 million decrease in cost of sales and operating expenses in the Rendering Segment and the $0.4 million decrease in the Bakery Segment in the first quarter of fiscal 2012 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Since finished product prices overall were lower in the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, the raw material costs decreased $20.4 million.

Raw Material Volume:  Production cutbacks from packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $6.1 million.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the first quarter of fiscal 2012 energy costs, primarily natural gas, were lower as compared to the first quarter of fiscal 2011 and are reflected in the $2.4 million decrease in cost of sales.

Other Expense:  The $3.8 million increase in other expense includes increases in purchases of finished product for resale and increases in repairs and maintenance.

Bakery

Raw Material Costs: The increase in raw material cost of sales of approximately $1.8 million is due mainly from an increase in finished product blending costs in the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Raw Material Volume: Production cutbacks from the Company's bread and cake suppliers resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $1.7 million.

Energy Costs: Natural gas is a component of factory operating costs. During the first quarter of fiscal 2012 natural gas costs were lower and are reflected in the $0.2 million decrease in the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Other Expense:  The $0.3 million decrease in other expense includes decreases in repairs and maintenance and general reductions as a result of less raw material processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $37.4 million during the first quarter of fiscal 2012, a $6.7 million increase (21.8%) from $30.7 million during the first quarter of fiscal 2011.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases and an increase in expense from a fiscal 2011 purchase accounting contingency gain that did not occur in the first quarter of fiscal 2012. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$0.7	$0.1	$2.5	$3.3
Increase from prior year purchase accounting contingency	2.1	0.5	—	2.6
Increase/(decrease) in other expense	—	(0.1)	0.9	0.8
	$2.8	$0.5	$3.4	$6.7

Depreciation and Amortization.  Depreciation and amortization charges increased $1.1 million (5.6%) to $20.8 million during the first quarter of fiscal 2012 as compared to $19.7 million during the first quarter of fiscal 2011.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $6.9 million during the first quarter of fiscal 2012 compared to $14.2 million during the first quarter of fiscal 2011, a decrease of $7.3 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities, which includes a reduction in the amount of the Company's term loan facilities deferred loan cost write-offs of approximately $3.5 million when compared to the same period in fiscal 2011.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first quarter of fiscal 2012.

Income Taxes. The Company recorded income tax expense of $16.2 million for the first quarter of fiscal 2012, compared to $26.8 million recorded in the first quarter of fiscal 2011, a decrease of $10.6 million, primarily due to decreased pre-tax earnings of the Company in the first quarter of fiscal 2012.  The effective tax rate for the first quarter of fiscal 2012 and fiscal 2011 is 36.1% and 36.5%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of March 31, 2012, the Company had availability of $389.3 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $25.7 million.

•
As of March 31, 2012, the Company has repaid all of the original $300.0 million term loan facility issued under the credit agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

As of March 31, 2012, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at March 31, 2012 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	25,652
Availability	$389,348

The classification of long-term debt in the accompanying March 31, 2012 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On March 31, 2012, the Company had working capital of $90.1 million and its working capital ratio was 1.87 to 1 compared to working capital of $92.4 million and a working capital ratio of 1.73 to 1 on December 31, 2011.  The decrease in working capital is primarily due to a decrease in commodity prices.  At March 31, 2012, the Company had unrestricted cash of $27.6 million and funds available under the revolving credit facility of $389.3 million, compared to unrestricted cash of $38.9 million and funds available under the revolving credit facility of $391.6 million at December 31, 2011.

Net cash provided by operating activities was $53.6 million and $80.7 million for the three months ended March 31, 2012 and April 2, 2011, respectively, a decrease of $27.1 million due primarily to a decrease in net income of approximately $18.0 million and to changes in operating assets and liabilities that include a decrease in income taxes refundable/payable of approximately $10.8 million.   Cash used by investing activities was $33.8 million for the three months ended March 31, 2012, compared to $14.1 million for the three months ended April 2, 2011, an increase of $19.7 million primarily due to current year investments in an unconsolidated subsidiary and an increase in cash paid for capital expenditures.  Net cash used by financing activities was $31.1 million for the three months ended March 31, 2012, compared to $47.8 million for the three months ended April 2, 2011, a decrease in the use of cash of $16.7 million, primarily due to less repayments of debt as compared to the prior year.

Capital expenditures of $24.7 million were made during the first three months of fiscal 2012, compared to $12.8 million in the first three months of fiscal 2011, for a net increase of $11.9 million (93.0%), due primarily to the initiation of a number of capital projects in the first quarter of 2012.  Capital expenditures related to compliance with environmental regulations were $0.6 million and $0.3 million during the three months ended March 31, 2012 and April 2, 2011, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2012, the Company has accrued approximately $9.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 31, 2012.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $2.4 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 31, 2012 of approximately $0.4 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of March 31, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company has the ability to burn alternative fuels, including its fats and greases, at a majority of its plants as a way to help manage the Company’s exposure to high natural gas prices.  Beginning October 1, 2006, the federal government effected a program which provides federal tax credits under certain circumstances for commercial use of alternative fuels in lieu of fossil-based fuels.  Beginning in the fourth quarter of 2006, the Company filed documentation with the IRS to recover these Alternative Fuel Mixture Credits as a result of its use of fats and greases to fuel boilers at its plants.  The Company has received approval from the IRS to apply for these credits.  However, the federal regulations relating to the Alternative Fuel Mixture Credits are complex and further clarification is needed by the Company prior to recognition of certain tax credits received.  This and other federal bio-fuel tax incentive programs expired on December 31, 2009. On December 17, 2010, however, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into public law which extended through 2011 and made retroactive to January 1, 2010 the Alternative Fuel Mixture Credits. As of March 31, 2012, this alternative federal tax credit program has expired and has not been extended or reinstituted as of the filing of this report on Form 10-Q. No assurance can be given that the Alternative Fuel Mixture Credits will be reinstated in the future. The Company will, therefore continue to evaluate the option of burning alternative fuels at its plants in future periods depending on the price relationship between alternative fuels and natural gas.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of March 31, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $32.8 million included on the consolidated balance sheet.

The Company's management believes that cash flows from operating activities consistent with the level generated in the first three months of fiscal 2012, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations); increased contributions to the Company's multi-employer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2012 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first three months of fiscal 2012 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for contributions to the Joint Venture and expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements or mass termination of multi-employer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $18.2 million of commodity products consisting of approximately $12.6 million of finished products and approximately $5.6 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2012.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2012 and into fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of March 31, 2012, the Company has contributed approximately $34.7 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected by the end of fiscal 2012 or early in fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding.

Based upon the underlying lease agreements, the Company expects to pay approximately $15.3 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2012.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2011, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA or required by a withdrawal event; risks, including future expenditures, relating to the Company's Joint Venture with Valero to construct and complete a renewable diesel plant in Norco, Louisiana and possible difficulties completing and obtaining operational viability with the plant; challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project; and the Company's ability to combine Darling's business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 31, 2012, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and options that did not qualify and were not designated for hedge accounting.

In fiscal 2011 and the first quarter of fiscal 2012, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB authoritative guidance. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of March 31, 2012, the aggregate fair value of these natural gas swaps was approximately $0.7 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and options that are marked to market because they did not qualify for hedge accounting at March 31, 2012. The heating oil swaps and options had an aggregate fair value of approximately less than $0.1 million and are included in other current assets and accrued expenses at March 31, 2012.

As of March 31, 2012, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel in fiscal 2012. As of March 31, 2012, the Company had forward purchase agreements in place for purchases of approximately $12.6 million of finished product in fiscal 2012.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. The City of Fresno and Darling International Inc. In the complaint, the plaintiff alleges that the City of Fresno has failed to enforce its own zoning ordinances and engaged in a number of discriminatory practices against the citizens of West Fresno. In addition, the complaint alleges that the Company's Fresno facility is operating without a proper use permit. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and intends to defend itself vigorously in this matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition or results of operations.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011; (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	May 10, 2012	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 10, 2012	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)