Form 10-Q
period 2012-06-30
DARLING INTERNATIONAL INC
filed 2012-08-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

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

There were 117,618,937 shares of common stock, $0.01 par value, outstanding at August 2, 2012.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(in thousands, except shares)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$72,254	$38,936
Restricted cash	367	365
Accounts receivable, net	97,436	95,807
Inventories	56,160	50,830
Income taxes refundable	789	17,042
Other current assets	12,654	9,235
Deferred income taxes	8,394	7,465
Total current assets	248,054	219,680
Property, plant and equipment, less accumulated depreciation of $301,323 at June 30, 2012 and $278,400 at December 31, 2011	422,664	400,222
Intangible assets, less accumulated amortization of $96,346 at June 30, 2012 and $82,364 at December 31, 2011	351,349	362,914
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	46,359	21,733
Other assets	29,413	31,112
	$1,479,208	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10	$10
Accounts payable, principally trade	71,329	60,402
Accrued expenses	63,338	66,845
Total current liabilities	134,677	127,257
Long-term debt, net of current portion	250,015	280,020
Other non-current liabilities	56,725	58,245
Deferred income taxes	42,603	31,133
Total liabilities	484,020	496,655
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 118,280,617 and 117,591,822 shares issued at June 30, 2012 and at December 31, 2011, respectively	1,183	1,176
Additional paid-in capital	597,767	587,685
Treasury stock, at cost; 665,581 and 543,384 shares at June 30, 2012 and at December 31, 2011, respectively	(7,624)	(5,588)
Accumulated other comprehensive loss	(28,940)	(30,904)
Retained earnings	432,802	368,006
Total stockholders’ equity	995,188	920,375
	$1,479,208	$1,417,030

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended June 30, 2012 and July 2, 2011
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$436,674	$470,610	$823,782	$910,508
Costs and expenses:
Cost of sales and operating expenses	314,138	325,204	590,607	626,555
Selling, general and administrative expenses	36,894	34,092	74,263	64,785
Depreciation and amortization	21,674	19,055	42,434	38,736
Total costs and expenses	372,706	378,351	707,304	730,076
Operating income	63,968	92,259	116,478	180,432

Other expense:
Interest expense	(5,753)	(7,745)	(12,678)	(21,973)
Other income/(expense), net	270	(854)	(338)	(1,460)
Total other expense	(5,483)	(8,599)	(13,016)	(23,433)

Equity in net loss of unconsolidated subsidiary	(656)	(1,174)	(892)	(1,174)
Income before income taxes	57,829	82,486	102,570	155,825
Income taxes	21,604	30,259	37,774	57,036
Net income	$36,225	$52,227	$64,796	$98,789

Basic income per share	$0.31	$0.45	$0.55	$0.88
Diluted income per share	$0.31	$0.44	$0.55	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and six months ended June 30, 2012 and July 2, 2011
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$36,225	$52,227	$64,796	$98,789
Other comprehensive income (loss):
Pension adjustments, net of tax	742	431	1,484	862
Natural gas swap derivative adjustments, net of tax	314	(75)	321	(114)
Interest rate swap derivative adjustment, net of tax	17	186	159	381
Total other comprehensive income	1,073	542	1,964	1,129
Total comprehensive income	$37,298	$52,769	$66,760	$99,918

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2012 and July 2, 2011
(in thousands)
(unaudited)

	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$64,796	$98,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,434	38,736
Loss/(gain) on disposal of property, plant, equipment and other assets	629	(64)
Deferred taxes	10,541	10,832
Increase in long-term pension liability	167	415
Stock-based compensation expense	4,926	2,204
Write-off deferred loan costs	725	4,184
Deferred loan cost amortization	1,519	1,697
Equity in net loss of unconsolidated subsidiary	892	1,174
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(2)	(3)
Accounts receivable	(1,629)	(23,536)
Escrow receivable	—	16,267
Income taxes refundable/payable	16,253	(7,909)
Inventories and prepaid expenses	(8,734)	(21,037)
Accounts payable and accrued expenses	6,598	(1,957)
Other	3,745	(1,288)
Net cash provided by operating activities	142,860	118,504
Cash flows from investing activities:
Capital expenditures	(53,496)	(27,870)
Acquisition	(2,000)	(164)
Investment in unconsolidated subsidiary	(25,518)	(10,741)
Gross proceeds from disposal of property, plant and equipment and other assets	2,516	665
Net cash used by investing activities	(78,498)	(38,110)
Cash flows from financing activities:
Payments on long-term debt	(30,005)	(240,005)
Borrowings from revolving credit facility	—	131,000
Payments on revolving credit facility	—	(271,000)
Deferred loan costs	—	(267)
Issuance of common stock	64	293,189
Minimum withholding taxes paid on stock awards	(2,214)	(1,205)
Excess tax benefits from stock-based compensation	1,111	1,136
Net cash used by financing activities	(31,044)	(87,152)
Net increase/(decrease) in cash and cash equivalents	33,318	(6,758)
Cash and cash equivalents at beginning of period	38,936	19,202
Cash and cash equivalents at end of period	$72,254	$12,444
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,904	$16,023
Income taxes, net of refunds	$10,786	$53,780

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three and six month periods ended June 30, 2012 and July 2, 2011, have been prepared in accordance with generally accepted accounting principles in the United States by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 30, 2012, and include the 13 and 26 weeks ended June 30, 2012, and the 13 and 26 weeks ended July 2, 2011.

(c)	Reclassifications

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation.

(d)	Earnings Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method. As a result of the use of weighted average number of shares the full effect of the issuance of 24,193,548 shares as discussed in Note 9 are not in the earnings per share calculation set forth below for fiscal 2011.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 30, 2012			July 2, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$36,225	117,613	$0.31	$52,227	117,064	$0.45
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		867			973
Less: Pro forma treasury shares		(339)			(365)
Diluted:
Net income	$36,225	118,141	$0.31	$52,227	117,672	$0.44

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 30, 2012			July 2, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$64,796	117,458	$0.55	$98,789	112,795	$0.88
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		870			986
Less: Pro forma treasury shares		(343)			(381)
Diluted:
Net income	$64,796	117,985	$0.55	$98,789	113,400	$0.87

For the three months ended June 30, 2012 and July 2, 2011, respectively, 211,890 and 72,157 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 30, 2012 and July 2, 2011, respectively, 112,296 and 326,526 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 30, 2012 and July 2, 2011, respectively, 211,890 and 50,387 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended June 30, 2012 and July 2, 2011, respectively, 117,746 and 350,125 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisition

On June 8, 2012, the Company completed its acquisition of substantially all of the assets of RVO BioPur, LLC ("BioPur"). Headquartered in Waterbury, Connecticut, BioPur provides used cooking oil collection and grease trap services to restaurants and food service establishments in the New England area of the Company's existing East coast operations. Pro forma results of operations for the BioPur acquisition have not been presented because the effect is not deemed material to revenues and net income of the Company for any fiscal period presented.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $8.1 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of June 30, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $46.4 million on the consolidated balance sheet and has recorded approximately $0.9 million and 1.2 million in losses in the unconsolidated subsidiary for the six months ended June 30, 2012 and July 2, 2011, respectively.

(5)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At June 30, 2012 and December 31, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $39.9 million and $38.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.6 million as of June 30, 2012 and December 31, 2011, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

(6)	Business Segments

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

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $226.1 million and $245.5 million of net sales for the three months ended June 30, 2012 and July 2, 2011, respectively and approximately $420.1 million and $481.7 million of net sales for the six months ended June 30, 2012 and July 2, 2011, respectively. Protein was approximately $121.3 million and $120.4 million of net sales for the three months ended June 30, 2012 and July 2, 2011, respectively and $224.8 million and $230.5 million of net sales for the six months ended June 30, 2012 and July 2, 2011, respectively. Rendering operations also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Rendering	$371,481	$392,675	$693,793	$764,245
Bakery	65,193	77,935	129,989	146,263
Total	$436,674	$470,610	$823,782	$910,508

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Rendering	$73,061	$93,398	$137,639	$182,354
Bakery	13,093	18,541	24,145	33,509
Corporate Activities	(44,176)	(51,967)	(84,310)	(95,101)
Interest expense	(5,753)	(7,745)	(12,678)	(21,973)
Net Income	$36,225	$52,227	$64,796	$98,789

 Business Segment Assets (in thousands):

	June 30, 2012	December 31, 2011
Rendering	$1,096,658	$1,092,988
Bakery	166,205	165,885
Corporate Activities	216,345	158,157
Total	$1,479,208	$1,417,030

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended June 30, 2012 and July 2, 2011, based on its estimate of the effective tax rate for the entire 2012 and 2011 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is currently under federal examination by the Internal Revenue Service for fiscal 2009 and 2010. The Company is also currently being examined by several state tax agencies. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the federal or state examinations will have a significant impact on the Company's results of operations or financial position. In addition, the Company does not reasonably expect any material changes to the Company's unrecognized tax positions in the next twelve months. The statute of limitations for the Company's federal and material state returns remains open for examination for tax years 2007 to 2011.

(8)	Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of June 30, 2012, the Company had availability of $389.7 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $25.3 million. As of June 30, 2012, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in the first quarter of fiscal 2012. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $0.7 million and $4.2 million in the six month periods ending June 30, 2012 and July 2, 2011, respectively,which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the original proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its prior year acquisitions, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

The Credit Agreement and the Notes consisted of the following elements at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$30,000
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	25,309	23,440
Availability	$389,691	$391,560

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

As of June 30, 2012, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. At June 30, 2012, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and heating oil and corn options that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps which ended April 7, 2012.

In fiscal 2011 and the first six month of fiscal 2012, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of June 30, 2012, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at June 30, 2012 into earnings over the next 12 months will be approximately $0.1 million. As of June 30, 2012, approximately $0.3 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of June 30, 2012 and December 31, 2011 (in thousands):

Derivatives not Designated as Hedges	Balance Sheet	Asset Derivatives Fair Value
	Location	June 30, 2012	December 31, 2011
Heating oil swaps and options	Other current assets	$42	$6

Total asset derivatives not designated as hedges		$42	$6

Total asset derivatives		$42	$6

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	June 30, 2012	December 31, 2011
Natural gas swaps	Accrued expenses	$141	$669

Total liability derivatives designated as hedges		$141	$669

Derivatives not Designated as Hedges
Natural gas swaps	Accrued expenses	$—	$143
Heating oil swaps and options	Accrued expenses	156	24
Corn options	Accrued expenses	85	—

Total liability derivatives not designated as hedges		$241	$167

Total liability derivatives		$382	$836

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011
Interest rate swaps	$—	$—	$(28)	$(303)	$—	$—
Natural gas swaps	217	(18)	(295)	105	—	(9)

Total	$217	$(18)	$(323)	$(198)	$—	$(9)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.2 million and less than $0.1 million recorded net of taxes of approximately $0.1 million and less than $0.1 million as of June 30, 2012 and July 2, 2011, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011
Interest rate swaps	$—	$—	$(260)	$(622)	$—	$—
Natural gas swaps	(483)	(231)	(1,008)	(45)	3	(1)

Total	$(483)	$(231)	$(1,268)	$(667)	$3	$(1)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.5 million and approximately $0.2 million recorded net of taxes of approximately $0.2 million and approximately $0.1 million as of June 30, 2012 and July 2, 2011, respectively.

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

At June 30, 2012, the Company had forward purchase agreements in place for purchases of approximately $8.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Revenue Recognition

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

(12)	Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended June 30, 2012 and July 2, 2011 are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Defined benefit pension plans
Amortization of prior service cost	$22	$22	$(8)	$(8)	$14	$14
Amortization of actuarial loss	1,189	681	(461)	(264)	728	417
Total defined benefit pension plans	1,211	703	(469)	(272)	742	431

Natural gas swap derivatives
Loss reclassified to net income	295	(105)	(114)	41	181	(64)
Loss activity recognized in other comprehensive loss	217	(18)	(84)	7	133	(11)
Total natural gas swap derivatives	512	(123)	(198)	48	314	(75)

Interest rate swap derivatives
Loss reclassified to net income	28	303	(11)	(117)	17	186

Other Comprehensive income (loss)	$1,751	$883	$(678)	$(341)	$1,073	$542

The components of other comprehensive income (loss) and the related tax impacts for the six months ended June 30, 2012 and July 2, 2011 are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Defined benefit pension plans
Amortization of prior service cost	$44	$44	$(16)	$(16)	$28	$28
Amortization of actuarial loss	2,378	1,362	(922)	(528)	1,456	834
Total defined benefit pension plans	2,422	1,406	(938)	(544)	1,484	862

Natural gas swap derivatives
Loss reclassified to net income	1,008	45	(390)	(17)	618	28
Loss activity recognized in other comprehensive loss	(483)	(231)	186	89	(297)	(142)
Total natural gas swap derivatives	525	(186)	(204)	72	321	(114)

Interest rate swap derivatives
Loss reclassified to net income	260	622	(101)	(241)	159	381

Other Comprehensive income (loss)	$3,207	$1,842	$(1,243)	$(713)	$1,964	$1,129

(13)    Employee Benefit Plans

The Company has retirement and pension plans covering substantially all of its employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement. During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. However, the Company-sponsored hourly union plan has not been curtailed.

Net pension cost for the three and six months ended June 30, 2012 and July 2, 2011 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$82	$295	$163	$590
Interest cost	1,363	1,513	2,726	3,026
Expected return on plan assets	(1,678)	(1,722)	(3,355)	(3,444)
Amortization of prior service cost	22	22	44	44
Amortization of net loss	1,189	681	2,378	1,362
Net pension cost	$978	$789	$1,956	$1,578

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 30, 2012, the Company expects to contribute approximately $2.9 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 30, 2012 and July 2, 2011 of approximately $0.9 million and $0.6 million, respectively.

The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one plan has certified as seriously endangered or orange zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability. As of June 30, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$42	$—	$42	$—
Total Assets	$42	$—	$42	$—

Liabilities:
Derivative instruments	$382	$—	$382	$—
Senior Notes	280,625	—	280,625	—
Total Liabilities	$281,007	$—	$281,007	$—

Derivative assets consist of the Company’s heating oil swap and option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s natural gas swap and heating oil swap and heating oil and corn option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

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

(15)     New Accounting Pronouncements

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The new standard allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

(16)     Guarantor Financial Information

The Company's Notes (see Note 8) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and six months ended June 30, 2012 and July 2, 2011.

Condensed Consolidating Balance Sheet
As of June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$140,396	$417,313	$2,857	$(312,512)	$248,054
Investment in subsidiaries	1,371,568	—	—	(1,371,568)	—
Property, plant and equipment, net	132,807	289,857	—	—	422,664
Intangible assets, net	15,814	335,253	282	—	351,349
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	46,359	—	46,359
Other assets	28,717	696	—	—	29,413
	$1,711,162	$1,402,362	$49,764	$(1,684,080)	$1,479,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$366,825	$78,973	$1,391	$(312,512)	$134,677
Long-term debt, net of current portion	250,000	15	—	—	250,015
Other noncurrent liabilities	56,546	—	179	—	56,725
Deferred income taxes	42,603	—	—	—	42,603
Total liabilities	715,974	78,988	1,570	(312,512)	484,020
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	591,326	1,022,544	53,524	(1,076,068)	591,326
Retained earnings and accumulated other comprehensive loss	403,862	300,830	(5,330)	(295,500)	403,862
Total stockholders’ equity	995,188	1,323,374	48,194	(1,371,568)	995,188
	$1,711,162	$1,402,362	$49,764	$(1,684,080)	$1,479,208

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$124,675	$347,989	$3,980	$(256,964)	$219,680
Investment in subsidiaries	1,286,175	—	—	(1,286,175)	—
Property, plant and equipment, net	119,898	280,324	—	—	400,222
Intangible assets, net	14,747	347,874	293	—	362,914
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	21,733	—	21,733
Other assets	27,725	3,387	—	—	31,112
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$317,561	$63,718	$2,942	$(256,964)	$127,257
Long-term debt, net of current portion	280,000	20	—	—	280,020
Other noncurrent liabilities	46,011	12,052	182	—	58,245
Deferred income taxes	31,133	—	—	—	31,133
Total liabilities	674,705	75,790	3,124	(256,964)	496,655
Stockholders’ equity:
Common stock, additional paid-in capital and treasury stock	583,273	1,022,544	27,982	(1,050,526)	583,273
Retained earnings and accumulated other comprehensive loss	337,102	240,483	(4,834)	(235,649)	337,102
Total stockholders’ equity	920,375	1,263,027	23,148	(1,286,175)	920,375
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$184,570	$300,190	$3,721	$(51,807)	$436,674
Cost and expenses:
Cost of sales and operating expenses	142,905	219,470	3,570	(51,807)	314,138
Selling, general and administrative expenses	18,927	17,933	34	—	36,894
Depreciation and amortization	5,816	15,853	5	—	21,674
Total costs and expenses	167,648	253,256	3,609	(51,807)	372,706
Operating income	16,922	46,934	112	—	63,968

Interest expense	(5,752)	(1)	—	—	(5,753)
Other, net	(588)	878	(20)	—	270
Equity in net loss of unconsolidated subsidiary	—	—	(656)	—	(656)
Earnings in investments in subsidiaries	29,519	—	—	(29,519)	—
Income/(loss) before taxes	40,101	47,811	(564)	(29,519)	57,829
Income taxes (benefit)	3,876	17,938	(210)	—	21,604
Net income (loss)	$36,225	$29,873	$(354)	$(29,519)	$36,225

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$337,558	$573,699	$6,275	$(93,750)	$823,782
Cost and expenses:
Cost of sales and operating expenses	264,002	414,283	6,072	(93,750)	590,607
Selling, general and administrative expenses	39,712	34,478	73	—	74,263
Depreciation and amortization	12,112	30,311	11	—	42,434
Total costs and expenses	315,826	479,072	6,156	(93,750)	707,304
Operating income	21,732	94,627	119	—	116,478

Interest expense	(12,677)	(1)	—	—	(12,678)
Other, net	(1,230)	905	(13)	—	(338)
Equity in net loss of unconsolidated subsidiary	—	—	(892)	—	(892)
Earnings in investments in subsidiaries	59,851	—	—	(59,851)	—
Income/(loss) from operations before taxes	67,676	95,531	(786)	(59,851)	102,570
Income taxes (benefit)	2,880	35,184	(290)	—	37,774
Net income (loss)	$64,796	$60,347	$(496)	$(59,851)	$64,796

Condensed Consolidating Statements of Operations
For the three months ended July 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$183,604	$327,243	$4,683	$(44,920)	$470,610
Cost and expenses:
Cost of sales and operating expenses	135,223	230,413	4,489	(44,921)	325,204
Selling, general and administrative expenses	17,524	16,527	41	—	34,092
Depreciation and amortization	5,571	13,473	11	—	19,055
Total costs and expenses	158,318	260,413	4,541	(44,921)	378,351
Operating income	25,286	66,830	142	1	92,259

Interest expense	(7,745)	—	—	—	(7,745)
Other, net	(750)	(205)	102	(1)	(854)
Equity in net loss of unconsolidated subsidiary	—	—	(1,174)	—	(1,174)
Earnings in investments in subsidiaries	41,588	—	—	(41,588)	—
Income/(loss) before taxes	58,379	66,625	(930)	(41,588)	82,486
Income taxes (benefit)	6,152	24,448	(341)	—	30,259
Net income (loss)	$52,227	$42,177	$(589)	$(41,588)	$52,227

Condensed Consolidating Statements of Operations
For the six months ended July 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$358,259	$634,357	$11,232	$(93,340)	$910,508
Cost and expenses:
Cost of sales and operating expenses	267,211	441,938	10,746	(93,340)	626,555
Selling, general and administrative expenses	32,711	31,993	81	—	64,785
Depreciation and amortization	11,755	26,970	11	—	38,736
Total costs and expenses	311,677	500,901	10,838	(93,340)	730,076
Operating income	46,582	133,456	394	—	180,432

Interest expense	(21,972)	(1)	—	—	(21,973)
Other, net	(1,274)	(281)	95	—	(1,460)
Equity in net loss of unconsolidated subsidiary	—	—	(1,174)	—	(1,174)
Earnings in investments in subsidiaries	83,995	—	—	(83,995)	—
Income/(loss) from operations before taxes	107,331	133,174	(685)	(83,995)	155,825
Income taxes (benefit)	8,542	48,745	(251)	—	57,036
Net income (loss)	$98,789	$84,429	$(434)	$(83,995)	$98,789

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$36,225	$29,873	$(354)	$(29,519)	$36,225
Other comprehensive income (loss):
Pension adjustments, net of tax	742	—	—	—	742
Natural gas swap derivative adjustments, net of tax	314	—	—	—	314
Interest rate swap derivative adjustment, net of tax	17	—	—	—	17
Total other comprehensive income (loss)	1,073	—	—	—	1,073
Total comprehensive income (loss)	$37,298	$29,873	$(354)	$(29,519)	$37,298

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$64,796	$60,347	$(496)	$(59,851)	$64,796
Other comprehensive income (loss):
Pension adjustments, net of tax	1,484	—	—	—	1,484
Natural gas swap derivative adjustments, net of tax	321	—	—	—	321
Interest rate swap derivative adjustment, net of tax	159	—	—	—	159
Total other comprehensive income (loss)	1,964	—	—	—	1,964
Total comprehensive income (loss)	$66,760	$60,347	$(496)	$(59,851)	$66,760

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended July 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$52,227	$42,177	$(589)	$(41,588)	$52,227
Other comprehensive income (loss):
Pension adjustments, net of tax	431	—	—	—	431
Natural gas swap derivative adjustments, net of tax	(75)	—	—	—	(75)
Interest rate swap derivative adjustment, net of tax	186	—	—	—	186
Total other comprehensive income (loss)	542	—	—	—	542
Total comprehensive income (loss)	$52,769	$42,177	$(589)	$(41,588)	$52,769

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended July 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$98,789	$84,429	$(434)	$(83,995)	$98,789
Other comprehensive income (loss):
Pension adjustments, net of tax	862	—	—	—	862
Natural gas swap derivative adjustments, net of tax	(114)	—	—	—	(114)
Interest rate swap derivative adjustment, net of tax	381	—	—	—	381
Total other comprehensive income (loss)	1,129	—	—	—	1,129
Total comprehensive income (loss)	$99,918	$84,429	$(434)	$(83,995)	$99,918

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$64,796	$60,347	$(496)	$(59,851)	$64,796
Earnings in investments in subsidiaries	(59,851)	—	—	59,851	—
Other operating cash flows	108,858	(29,870)	(924)	—	78,064
Net cash provided by operating activities	113,803	30,477	(1,420)	—	142,860

Cash flows from investing activities:
Capital expenditures	(23,682)	(29,814)	—	—	(53,496)
Acquisitions	(2,000)	—	—	—	(2,000)
Investment in subsidiaries and affiliates	(25,542)	—	(25,518)	25,542	(25,518)
Gross proceeds from sale of property, plant and equipment and other assets	1,214	1,302	—	—	2,516
Net cash used in investing activities	(50,010)	(28,512)	(25,518)	25,542	(78,498)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(5)	—	—	(30,005)
Issuances of common stock	64	—	—	—	64
Contributions from parent	—	—	25,542	(25,542)	—
Minimum withholding taxes paid on stock awards	(2,214)	—	—	—	(2,214)
Excess tax benefits from stock-based compensation	1,111	—	—	—	1,111
Net cash used in financing activities	(31,039)	(5)	25,542	(25,542)	(31,044)

Net increase/(decrease) in cash and cash equivalents	32,754	1,960	(1,396)	—	33,318
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$67,961	$3,733	$560	$—	$72,254

Condensed Consolidating Statements of Cash Flows
For the six months ended July 2, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$98,789	$84,429	$(434)	$(83,995)	$98,789
Earnings in investments in subsidiaries	(83,995)	—	—	83,995	—
Other operating cash flows	90,369	(70,755)	101	—	19,715
Net cash provided by operating activities	105,163	13,674	(333)	—	118,504

Cash flows from investing activities:
Capital expenditures	(10,770)	(17,100)	—	—	(27,870)
Acquisitions	(164)	—	—	—	(164)
Investment in subsidiaries and affiliates	(10,766)	—	(10,741)	10,766	(10,741)
Gross proceeds from sale of property, plant and equipment and other assets	457	208	—	—	665
Net cash used in investing activities	(21,243)	(16,892)	(10,741)	10,766	(38,110)

Cash flows from financing activities:
Payments on long-term debt	(240,000)	(5)	—	—	(240,005)
Borrowings from revolving credit facility	131,000	—	—	—	131,000
Payments on revolving credit facility	(271,000)	—	—	—	(271,000)
Deferred loan costs	(267)	—	—	—	(267)
Issuances of common stock	293,189	—	—	—	293,189
Contributions from parent	—	—	10,766	(10,766)	—
Minimum withholding taxes paid on stock awards	(1,205)	—	—	—	(1,205)
Excess tax benefits from stock-based compensation	1,136	—	—	—	1,136
Net cash used in financing activities	(87,147)	(5)	10,766	(10,766)	(87,152)

Net decrease in cash and cash equivalents	(3,227)	(3,223)	(308)	—	(6,758)
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$9,881	$2,257	$306	$—	$12,444

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

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2011.

The Company's operating performance for the second quarter of fiscal 2012 accelerated relative to the first quarter of fiscal 2012, but remained lower than the second quarter of fiscal 2011 as finished product pricing for proteins, fats and greases lagged behind a year ago. Protein selling prices during the second quarter of fiscal 2012 were impacted by the closure of Indonesia for ruminant MBM. Year over year, finished product selling prices for fats and greases remained lower as export plant premiums narrowed due to reduced demand primarily from Europe. Rendering raw material volumes as compared to the first quarter of fiscal 2012 improved modestly due to strong beef slaughter, improving poultry slaughter and the addition of several new accounts, but weaker slaughter and processor rates contributed to lower raw material volumes in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. Energy costs for natural gas and diesel had favorable impacts on the Company's operating costs.

The bakery business segment made a solid contribution during the second quarter of fiscal 2012 but remained lower on a year over year basis. Second quarter volumes began improving late in the quarter as commercial bakeries resumed normal operations. Finished product pricing remained extremely volatile as corn markets fluctuated widely during the second quarter of fiscal 2012.

Operating income decreased by $28.3 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the second quarter of fiscal 2012 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the Second Quarter of 2012

•
Lower finished product prices for pet food PM, BFT, PG, YG and BBP as compared to the second quarter of fiscal 2011 is a sign of decreased demand due to a slowdown in the domestic and international markets. These lower prices were partially offset by an overall increase in average MBM and feed grade PM prices. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Lower raw material volumes were collected from suppliers during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. Management believes the decline in raw material volume is due to weaker slaughter and processor rates resulting from a slowdown of the economy that contributed to a decline in raw material volumes collected by the Company during the quarter. The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas decreased and diesel fuel decreased during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2012 and Thereafter

Critical Issues and Challenges:

•
The continuing drought in the Midwest and other parts of the United States poses a severe threat to crops, most likely resulting in a significant decline in production for the upcoming crop year.   Prices of grains and grain products have recently increased to near historical highs. While price increases of these grains and ingredients may be favorable for the selling price of the Company's finished products in the short term, the severity of these price increases could be detrimental to the future production economics of meat and poultry.   A decrease in production by the meat and poultry processors as a result of these economic conditions could have a negative impact on the availability, quantity and quality of raw materials available to the Company in the future.  In addition, the impact of the drought on U.S. renewable fuel policy, including the National Renewable Fuel Standard Program ("RFS2"), is unknown at this time but any adjustments to mandated quantities may adversely affect the Company's finished product prices.

•
During the second quarter of fiscal 2012, Indonesia closed its markets to MBM derived from U.S. beef in response to a new, single case of BSE, and those markets remain closed as of the filing date of this Report. If the Indonesia market continues to remain closed, there could be an impact on the Company's West Coast MBM market which could have a negative impact on the Company's earnings in future periods.

•
The Company collected lower raw material volumes in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 due to weaker slaughter and processor rates as a result of the slowdown of the economy. If this reduction continues or accelerates, there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•
Finished product prices for MBM, BFT, PG, YG and BBP commodities have decreased during the first six months of fiscal 2012 as compared to the same period of fiscal 2011.  No assurance can be given that this decrease in commodity prices for various proteins, fats and bakery products will not continue in the future, as commodity prices are volatile by their nature.  A further decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2012 and into future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Lower natural gas and diesel fuel prices were incurred during the second quarter of fiscal 2012 as compared to the same period of fiscal 2011. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007, on February 3, 2010 the EPA finalized regulations for RFS2.  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On June 20, 2011, the EPA issued a proposed rule which would require 1.28 billion gallons for the calendar year 2013. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  Accordingly, changes to, a failure to enforce or discontinuing of any of these programs could have a negative impact on the Company’s business and results of operations.

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

Other Food Safety and Regulatory Issues

•
The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”) and highly pathogenic strains of avian influenza, including H5N1 and H7N3 (“Bird Flu”), that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Wild migratory birds are usually responsible for spreading Bird Flu to domestic poultry. Outbreaks of the H5N1 strain continue to occur in Asia and the Middle East, but this strain has not been reported in North America. Mexican health authorities, however, are working to eradicate the H7N3 strain following a July 2012 outbreak of Bird Flu among Mexican commercial poultry farms. Whenever a highly pathogenic strain of Bird Flu occurs in poultry located in populated areas, there is potential for the virus to spread to humans; however, as of the date of this report, no cases of human illness have been linked to the Mexican H7N3 Bird Flu outbreak. Even though the Swine Flu or Bird Flu has not caused a pandemic, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011

Summary of Key Factors Impacting Second Quarter 2012 Results:

Principal factors that contributed to a $28.3 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in finished product prices,
•Decrease in raw material volumes,
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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the second quarter of fiscal 2012, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the second quarter of fiscal 2012, compared to average Jacobsen prices for the second quarter of fiscal 2011 follow:

	Avg. Price 2nd Quarter 2012	Avg. Price 2nd Quarter 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 427.90/ton	$ 420.07/ton	$ 7.83/ton	1.9%
MBM (California)	$ 354.43/ton	$ 420.26/ton	$ (65.83)/ton	(15.7)%
Feed Grade PM (Carolina)	$ 480.39/ton	$ 439.32/ton	$ 41.07/ton	9.3%
Pet Food PM (Southeast)	$ 704.37/ton	$ 716.11/ton	$ (11.74)/ton	(1.6)%
BFT (Chicago)	$ 47.30/cwt	$ 52.72/cwt	$ (5.42)/cwt	(10.3)%
PG (Southeast)	$ 45.53/cwt	$ 48.71/cwt	$ (3.18)/cwt	(6.5)%
YG (Illinois)	$ 40.19/cwt	$ 46.64/cwt	$ (6.45)/cwt	(13.8)%
Bakery Segment:
Corn (Illinois)	$ 6.58/bushel	$ 7.40/bushel	$ (0.82)/bushel	(11.1)%

 The overall decrease in average pet food PM, BFT, PG, YG and BBP prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average MBM and feed grade PM prices and the positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the second quarter of fiscal 2012, net sales were $436.7 million as compared to $470.6 million during the second quarter of fiscal 2011. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $226.1 million and $245.5 million of net sales for the three months ended June 30, 2012 and July 2, 2011, respectively, and protein was approximately $121.3 million and $120.4 million of net sales for the three months ended June 30, 2012 and July 2, 2011, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in raw material volume	$(12.1)	$(5.9)	$—	$(18.0)
Decrease in finished product prices	(7.5)	(6.8)	—	(14.3)
Decrease in other sales	(1.5)	(0.1)	—	(1.6)
	$(21.1)	$(12.8)	$—	$(33.9)

Further detail regarding the $21.1 million decrease in sales in the Rendering Segment and the $12.8 million decrease in sales in the Bakery Segment in the second quarter of fiscal 2012 is as follows:

Rendering

Raw Material Volume:  Rendering volumes have decreased Rendering sales by approximately $12.1 million, which is a result of weaker slaughter and processor rates due to a slowdown of the economy in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

Finished Product Prices:  Lower prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM, BFT and PG, negatively impacted the Company's finished product prices. In addition a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $7.5 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in pet food PM, BFT, PG and YG prices, but was slightly offset by an increase in MBM and feed grade PM prices. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT, PG and YG.

Other Sales:  The $1.5 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees and product sales that more than offset an increase in yields and the purchase of finished product for resale.

Bakery

Raw Material Volume: The Bakery volumes have decreased Bakery sales by approximately $5.9 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Finished Product Prices: Lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $6.8 million.

Other Sales: The $0.1 million decrease in other Bakery Segment sales is due to a slight decrease in yields.

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

During the second quarter of fiscal 2012, cost of sales and operating expenses was $314.1 million as compared to $325.2 million during the second quarter of fiscal 2011.  Decreases in Rendering Segment cost of sales and operating expenses of $2.6 million and the decrease in Bakery Segment cost of sales and operating expenses of $8.7 million accounted for substantially all of the $11.1 million decrease in cost of sales and operating expenses.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in raw material volume	$(4.7)	$(2.7)	$—	$(7.4)
Increase/(decrease) in raw material costs	3.9	(5.2)	—	(1.3)
Decrease in energy costs, primarily natural gas and diesel fuel	(2.1)	(0.1)	(0.1)	(2.3)
Increase/(decrease) in other costs of sales	0.3	(0.7)	0.3	(0.1)
	$(2.6)	$(8.7)	$0.2	$(11.1)

Further detail regarding the $2.6 million decrease in cost of sales and operating expenses in the Rendering Segment and the $8.7 million decrease in the Bakery Segment in the second quarter of fiscal 2012 is as follows:

Rendering

Raw Material Volume:  Production cutbacks from packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $4.7 million.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  However, weak demand for bio-diesel in both domestic and foreign markets as well as weak demand for fat on the West Coast has resulted in an increase in the cost of raw material of approximately $3.9 million in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the second quarter of fiscal 2012 energy costs, primarily natural gas and diesel fuel were lower as compared to the second quarter of fiscal 2011 and are reflected in the $2.1 million decrease in cost of sales.

Other Expense:  The $0.3 million increase in other expense includes increases in purchases of finished product for resale and increases in repairs and maintenance.

Bakery

Raw Material Volume: Production cutbacks from the Company's bread and cake suppliers resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $2.7 million.

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for BBP. Since finished product prices were lower in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011, the raw material costs decreased approximately $5.2 million.

Energy Costs: Natural gas is a component of factory operating costs. During the second quarter of fiscal 2012 natural gas costs were lower and are reflected in the $0.1 million decrease in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Other Expense:  The $0.7 million decrease in other expense includes decreases in repairs and maintenance and general reductions as a result of less raw material processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $36.9 million during the second quarter of fiscal 2012, a $2.8 million increase (8.2%) from $34.1 million during the second quarter of fiscal 2011.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases and an increase in expense from a fiscal 2011 purchase accounting contingency gain that did not occur in the second quarter of fiscal 2012. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$0.6	$0.3	$1.9	$2.8
Increase from prior year purchase accounting contingency	0.8	0.1	—	0.9
Decrease in other expense	—	(0.1)	(0.8)	(0.9)
	$1.4	$0.3	$1.1	$2.8

Depreciation and Amortization.  Depreciation and amortization charges increased $2.6 million (13.6%) to $21.7 million during the second quarter of fiscal 2012 as compared to $19.1 million during the second quarter of fiscal 2011.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $5.8 million during the second quarter of fiscal 2012 compared to $7.7 million during the second quarter of fiscal 2011, a decrease of $1.9 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities.

Other Income/Expense. Other income was $0.3 million in the second quarter of fiscal 2012, compared to $0.9 million of expense in the second quarter of fiscal 2011.  The increase in other income in the second quarter of fiscal 2012 is primarily due to insurance recovery proceeds on prior year fire losses received in the second quarter of fiscal 2012 as compared to no proceeds in the same period of fiscal 2011.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the second quarter of fiscal 2012.

Income Taxes. The Company recorded income tax expense of $21.6 million for the second quarter of fiscal 2012, compared to $30.3 million recorded in the second quarter of fiscal 2011, a decrease of $8.7 million, primarily due to decreased pre-tax earnings of the Company in the second quarter of fiscal 2012.  The effective tax rate for the second quarter of fiscal 2012 and fiscal 2011 is 37.4% and 36.7%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011

Summary of Key Factors Impacting First Six Months of Fiscal 2012 Results:

Principal factors that contributed to a $63.9 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in finished product prices,
•Decrease in raw material volumes,
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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the first six months of fiscal 2012, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first six months of fiscal 2012, compared to average Jacobsen prices for the first six months of fiscal 2011 follow:

	Avg. Price First Six Months 2012	Avg. Price First Six Months 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 371.73/ton	$ 377.94/ton	$ (6.21)/ton	(1.6)%
MBM (California)	$ 341.44/ton	$ 357.56/ton	$ (16.12)/ton	(4.5)%
Feed Grade PM (Carolina)	$ 433.45/ton	$ 399.78/ton	$ 33.67/ton	8.4%
Pet Food PM (Southeast)	$ 681.65/ton	$ 640.02/ton	$ 41.63/ton	6.5%
BFT (Chicago)	$ 46.68/cwt	$ 50.43/cwt	$ (3.75)/cwt	(7.4)%
PG (Southeast)	$ 44.78/cwt	$ 46.80/cwt	$ (2.02)/cwt	(4.3)%
YG (Illinois)	$ 39.51/cwt	$ 44.52/cwt	$ (5.01)/cwt	(11.3)%
Bakery Segment:
Corn (Illinois)	$ 6.60/bushel	$ 7.02/bushel	$ (0.42)/bushel	(6.0)%

 The overall decrease in average MBM, BFT, PG, YG and BBP prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average PM (both feed grade and pet food) prices and the positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the first six months of fiscal 2012, net sales were $823.8 million as compared to $910.5 million during the first six months of fiscal 2011. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $420.1 million and $481.7 million of net sales for the six months ended June 30, 2012 and July 2, 2011, respectively, and protein was approximately $224.8 million and $230.5 million of net sales for the six months ended June 30, 2012 and July 2, 2011, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in finished product prices	$(38.9)	$(7.1)	$—	$(46.0)
Decrease in raw material volume	(30.5)	(9.4)	—	(39.9)
Increase/(decrease) in other sales	(1.0)	0.2	—	(0.8)
	$(70.4)	$(16.3)	$—	$(86.7)

Further detail regarding the $70.4 million decrease in sales in the Rendering Segment and the $16.3 million decrease in sales in the Bakery Segment in the first six months of fiscal 2012 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM, BFT and PG, negatively impacted the Company's finished product prices. In addition a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $38.9 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in MBM, BFT, PG and YG prices, but was slightly offset by an increase in PM (both feed grade and pet food) prices in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT, PG and YG.

Raw Material Volume:  Rendering volumes have decreased Rendering sales by approximately $30.5 million, which is a result of weaker slaughter and processor rates due to a slowdown of the economy in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.

Other Sales:  The $1.0 million decrease in other Rendering Segment sales was primarily due to lower collection and processing fees and product sales that more than offset an increase in yields and the purchase of finished product for resale.

Bakery

Finished Product Prices: The slightly lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $7.1 million.

Raw Material Volume: The Bakery volumes have decreased Bakery sales by approximately $9.4 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Other Sales: The $0.2 million increase in other Bakery Segment sales is due to a slight increase in yields.

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

During the first six months of fiscal 2012, cost of sales and operating expenses was $590.6 million as compared to $626.6 million during the first six months of fiscal 2011.  Decreases in Rendering Segment cost of sales and operating expenses of $27.7 million and the decrease in Bakery Segment cost of sales and operating expenses of $9.1 million accounted for substantially all of the $36.0 million decrease in cost of sales and operating expenses.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in raw material costs	$(16.5)	$(3.4)	$—	$(19.9)
Decrease in raw material volume	(10.8)	(4.4)	—	(15.2)
Decrease in energy costs, primarily natural gas and diesel fuel	(4.5)	(0.3)	(0.3)	(5.1)
Increase/(decrease) in other costs of sales	4.1	(1.0)	1.1	4.2
	$(27.7)	$(9.1)	$0.8	$(36.0)

Further detail regarding the $27.7 million decrease in cost of sales and operating expenses in the Rendering Segment and the $9.1 million decrease in the Bakery Segment in the first six months of fiscal 2012 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Since finished product prices overall were lower in the first six months of fiscal 2012 as compared to the same period in fiscal 2011, the raw material costs decreased approximately $16.5 million.

Raw Material Volume:  Production cutbacks from packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $10.8 million.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the first six months of fiscal 2012 energy costs, primarily natural gas and diesel fuel, were lower as compared to the first six months of fiscal 2011 and are reflected in the $4.5 million decrease in cost of sales.

Other Expense:  The $4.1 million increase in other expense is primarily due to an increase in purchases of finished product for resale.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for BBP. Since finished product prices overall were lower in the first six months of fiscal 2012 as compared to the same period in fiscal 2011, the raw material cost decreased approximately $3.4 million.

Raw Material Volume: Production cutbacks from the Company's bread and cake suppliers resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $4.4 million.

Energy Costs: Natural gas is a component of factory operating costs. During the first six months of fiscal 2012 natural gas costs and diesel fuel costs were lower and are reflected in the $0.3 million decrease in the first six months of fiscal 2012 as compared to the same period in fiscal 2011.

Other Expense:  The $1.0 million decrease in other expense includes decreases in repairs and maintenance and general reductions as a result of less raw material processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $74.3 million during the first six months of fiscal 2012, a $9.5 million increase (14.7%) from $64.8 million during the first six months of fiscal 2011.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases and an increase in expense from a fiscal 2011 purchase accounting contingency gain that did not occur in the first six months of fiscal 2012. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$1.3	$0.4	$4.4	$6.1
Increase from prior year purchase accounting contingency	2.9	0.6	—	3.5
Increase/(decrease) in other expense	—	(0.2)	0.1	(0.1)
	$4.2	$0.8	$4.5	$9.5

Depreciation and Amortization.  Depreciation and amortization charges increased $3.7 million (9.6%) to $42.4 million during the first six months of fiscal 2012 as compared to $38.7 million during the first six months of fiscal 2011.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $12.7 million during the first six months of fiscal 2012 compared to $22.0 million during the first six months of fiscal 2011, a decrease of $9.3 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities, which includes a reduction in the amount of the Company's term loan facilities deferred loan costs due to write-offs of approximately $0.7 million in the first six months of fiscal 2012 compared to term loan facility deferred loan cost write-offs of approximately $4.2 million in the same period of fiscal 2011.

Other Income/Expense. Other expense was $0.3 million in the first six months of fiscal 2012, compared to $1.5 million during the first six months of fiscal 2011.  The decrease in other expense in the first six months of fiscal 2012 is primarily due to insurance recovery proceeds on prior year fire losses received in the first six months of fiscal 2012 as compared to no proceeds in the same period of fiscal 2011.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first six months of fiscal 2012.

Income Taxes. The Company recorded income tax expense of $37.8 million for the first six months of fiscal 2012, compared to $57.0 million recorded in the first six months of fiscal 2011, a decrease of $19.2 million, primarily due to decreased pre-tax earnings of the Company in the first six months of fiscal 2012.  The effective tax rate for the first six months of fiscal 2012 and fiscal 2011 is 36.8% and 36.6%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of June 30, 2012, the Company had availability of $389.7 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $25.3 million.

•
As of June 30, 2012, the Company has repaid all of the original $300.0 million term loan facility issued under the credit agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

As of June 30, 2012, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at June 30, 2012 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	25,309
Availability	$389,691

The classification of long-term debt in the accompanying June 30, 2012 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On June 30, 2012, the Company had working capital of $113.4 million and its working capital ratio was 1.84 to 1 compared to working capital of $92.4 million and a working capital ratio of 1.73 to 1 on December 31, 2011.  The increase in working capital is primarily due to the increase cash and cash equivalents.  At June 30, 2012, the Company had unrestricted cash of $72.3 million and funds available under the revolving credit facility of $389.7 million, compared to unrestricted cash of $38.9 million and funds available under the revolving credit facility of $391.6 million at December 31, 2011.

Net cash provided by operating activities was $142.9 million and $118.5 million for the six months ended June 30, 2012 and July 2, 2011, respectively, an increase of $24.4 million due primarily to changes in operating assets and liabilities that include an increase in income taxes refundable/payable of approximately $24.2 million, an increase in cash provided by inventory of approximately $12.2 million, an increase in cash provided by accounts payable and accrued expenses of approximately $8.6 million and increase in cash from receivables of approximately $5.7 million that more than offset a decrease in net income of approximately $34.0 million.   Cash used by investing activities was $78.5 million for the six months ended June 30, 2012, compared to $38.1 million for the six months ended July 2, 2011, an increase of $40.4 million primarily due to an increase in current year investments in an unconsolidated subsidiary and an increase in cash paid for capital expenditures.  Net cash used by financing activities was $31.0 million for the six months ended June 30, 2012, compared to $87.2 million for the six months ended July 2, 2011, a decrease in the use of cash of $56.0 million, primarily due to less repayments of debt as compared to the prior year.

Capital expenditures of $53.5 million were made during the first six months of fiscal 2012, compared to $27.9 million in the first six months of fiscal 2011, for a net increase of $25.6 million (91.8%), due primarily to the initiation and completion of a number of planned capital projects in the first six months of fiscal 2012.  Capital expenditures related to compliance with environmental regulations were $1.0 million and $1.3 million during the six months ended June 30, 2012 and July 2, 2011, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2012, the Company has accrued approximately $10.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 30, 2012.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $2.9 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 30, 2012 of approximately $0.9 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in

December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of June 30, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $8.1 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of June 30, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $46.4 million included on the consolidated balance sheet.

The Company is aware that a third party patent holder has filed a patent infringement claim against a producer of renewable diesel fuel and its owners.  The producer is unrelated to the Company, the Joint Venture or, to our knowledge, Valero.  The Company has not, and to its knowledge neither the Joint Venture or Valero has, received any communication from such patent holder regarding a similar claim against the Joint Venture.  The Joint Venture has licensed a process from UOP LLC, a subsidiary of Honeywell International Inc., that it will utilize in producing renewable diesel fuel.  The Company believes that the Joint Venture's process differs from the process that is the subject of the infringement suit.  Accordingly, any patent infringement claim that might be asserted in the future against either the Company or the Joint Venture would be vigorously opposed.

The Company's management believes that cash flows from operating activities consistent with the level generated in the first six months of fiscal 2012, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations); increased contributions to the Company's multi-employer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-

offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2012 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of fiscal 2012 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for contributions to the Joint Venture and expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements or mass termination of multi-employer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $19.8 million of commodity products consisting of approximately $11.6 million of finished products and approximately $8.2 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2012.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2012 and into fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of June 30, 2012, the Company has contributed approximately $48.8 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected by the end of fiscal 2012 or early in fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $8.1 million in costs related to project scope changes, of which the Company will be responsible for 50%.

Based upon the underlying lease agreements, the Company expects to pay approximately $15.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2012.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The new standard allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2011, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multi-employer defined benefit pension plans as required by the PPA or required by a withdrawal event; risks, including future expenditures, relating to the Company's Joint Venture with Valero to construct and complete a renewable diesel plant in Norco, Louisiana and possible difficulties completing and obtaining operational viability with the plant; risks relating to possible third party claims of intellectual property infringement; challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project; and the Company's ability to combine Darling's business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of decreasing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 30, 2012, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and heating oil and corn options that did not qualify and were not designated for hedge accounting.

In fiscal 2011 and the first quarter of fiscal 2012, the Company has entered into natural gas contracts that are considered cash flow hedges according to FASB authoritative guidance. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of June 30, 2012, the aggregate fair value of these natural gas swaps was approximately $0.1 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and heating oil and corn options that are marked to market because they did not qualify for hedge accounting at June 30, 2012. The heating oil swaps and heating oil and corn options had an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at June 30, 2012.

As of June 30, 2012, the Company had forward purchase agreements in place for purchases of approximately $8.2 million of natural gas and diesel fuel in fiscal 2012. As of June 30, 2012, the Company had forward purchase agreements in place for purchases of approximately $11.6 million of finished product in fiscal 2012.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8 filed on May 31, 2012, and incorporated herein by reference).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and July 2, 2011; (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	August 9, 2012	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 9, 2012	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Administration and Finance
(Principal Financial Officer)