Form 10-Q
period 2012-09-29
DARLING INTERNATIONAL INC
filed 2012-11-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
OR

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

There were 117,766,571 shares of common stock, $0.01 par value, outstanding at November 1, 2012.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 29, 2012 and December 31, 2011
(in thousands, except share data)

	September 29, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87,686	$38,936
Restricted cash	363	365
Accounts receivable, net	99,263	95,807
Inventories	63,515	50,830
Income taxes refundable	1,783	17,042
Other current assets	12,297	9,235
Deferred income taxes	10,116	7,465
Total current assets	275,023	219,680
Property, plant and equipment, less accumulated depreciation of $313,718 at September 29, 2012 and $278,400 at December 31, 2011	438,969	400,222
Intangible assets, less accumulated amortization of $100,514 at September 29, 2012 and $82,364 at December 31, 2011	344,299	362,914
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	54,424	21,733
Other assets	29,399	31,112
	$1,523,483	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$80	$10
Accounts payable, principally trade	58,670	60,402
Accrued expenses	76,875	66,845
Total current liabilities	135,625	127,257
Long-term debt, net of current portion	250,163	280,020
Other non-current liabilities	52,678	58,245
Deferred income taxes	49,436	31,133
Total liabilities	487,902	496,655
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 118,531,817 and 117,591,822 shares issued at September 29, 2012 and at December 31, 2011, respectively	1,185	1,176
Additional paid-in capital	601,851	587,685
Treasury stock, at cost; 765,246 and 543,384 shares at September 29, 2012 and at December 31, 2011, respectively	(9,314)	(5,588)
Accumulated other comprehensive loss	(28,115)	(30,904)
Retained earnings	469,974	368,006
Total stockholders’ equity	1,035,581	920,375
	$1,523,483	$1,417,030

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and nine months ended September 29, 2012 and October 1, 2011
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$452,732	$455,875	$1,276,514	$1,366,383
Costs and expenses:
Cost of sales and operating expenses	327,909	326,882	918,516	953,437
Selling, general and administrative expenses	38,523	35,487	112,786	100,272
Depreciation and amortization	20,524	18,953	62,958	57,689
Total costs and expenses	386,956	381,322	1,094,260	1,111,398
Operating income	65,776	74,553	182,254	254,985

Other expense:
Interest expense	(5,868)	(7,409)	(18,546)	(29,382)
Other income/(expense), net	232	(833)	(106)	(2,293)
Total other expense	(5,636)	(8,242)	(18,652)	(31,675)

Equity in net loss of unconsolidated subsidiary	(833)	(170)	(1,725)	(1,344)
Income before income taxes	59,307	66,141	161,877	221,966
Income taxes	22,135	25,009	59,909	82,045
Net income	$37,172	$41,132	$101,968	$139,921

Basic income per share	$0.32	$0.35	$0.87	$1.23
Diluted income per share	$0.31	$0.35	$0.86	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and nine months ended September 29, 2012 and October 1, 2011
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$37,172	$41,132	$101,968	$139,921
Other comprehensive income (loss):
Pension adjustments, net of tax	742	431	2,226	1,293
Natural gas swap derivative adjustments, net of tax	83	(108)	404	(222)
Interest rate swap derivative adjustment, net of tax	—	174	159	555
Total other comprehensive income	825	497	2,789	1,626
Total comprehensive income	$37,997	$41,629	$104,757	$141,547

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 29, 2012 and October 1, 2011
(in thousands)
(unaudited)

	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$101,968	$139,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,958	57,689
Loss/(gain) on disposal of property, plant, equipment and other assets	1,063	144
Deferred taxes	15,652	18,119
Decrease in long-term pension liability	(319)	(8,623)
Stock-based compensation expense	7,409	3,086
Write-off deferred loan costs	725	4,184
Deferred loan cost amortization	2,280	2,514
Equity in net loss of unconsolidated subsidiary	1,725	1,344
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,456)	(15,406)
Escrow receivable	—	16,267
Income taxes refundable/payable	15,259	(6,729)
Inventories and prepaid expenses	(15,361)	(23,194)
Accounts payable and accrued expenses	8,482	(12,974)
Other	91	(2,176)
Net cash provided by operating activities	198,476	174,166
Cash flows from investing activities:
Capital expenditures	(84,154)	(44,021)
Acquisition	(3,000)	(164)
Investment in unconsolidated subsidiary	(34,416)	(14,242)
Gross proceeds from disposal of property, plant and equipment and other assets	2,989	1,000
Net cash used by investing activities	(118,581)	(57,427)
Cash flows from financing activities:
Payments on long-term debt	(30,013)	(240,007)
Borrowings from revolving credit facility	—	131,000
Payments on revolving credit facility	—	(291,000)
Deferred loan costs	—	(482)
Issuance of common stock	64	293,189
Minimum withholding taxes paid on stock awards	(3,365)	(1,217)
Excess tax benefits from stock-based compensation	2,169	1,126
Net cash used by financing activities	(31,145)	(107,391)
Net increase in cash and cash equivalents	48,750	9,348
Cash and cash equivalents at beginning of period	38,936	19,202
Cash and cash equivalents at end of period	$87,686	$28,550
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,023	$17,456
Income taxes, net of refunds	$27,783	$71,885

Non-Cash Financing Activities
Debt issued for service contract assets	$226	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 29, 2012
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three and nine month periods ended September 29, 2012 and October 1, 2011, have been prepared by the Company in accordance with generally accepted accounting principles in the United States without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 29, 2012, and include the 13 and 39 weeks ended September 29, 2012, and the 13 and 39 weeks ended October 1, 2011.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 29, 2012			October 1, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$37,172	117,678	$0.32	$41,132	117,050	$0.35
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		792			956
Less: Pro forma treasury shares		(296)			(351)
Diluted:
Net income	$37,172	118,174	$0.31	$41,132	117,655	$0.35

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 29, 2012			October 1, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$101,968	117,531	$0.87	$139,921	114,214	$1.23
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		844			975
Less: Pro forma treasury shares		(326)			(371)
Diluted:
Net income	$101,968	118,049	$0.86	$139,921	114,818	$1.22

For the three months ended September 29, 2012 and October 1, 2011, respectively, 207,890 and 76,157 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 29, 2012 and October 1, 2011, respectively, 100,615 and 312,092 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 29, 2012 and October 1, 2011, respectively, 211,890 and 58,977 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended September 29, 2012 and October 1, 2011, respectively, 111,675 and 337,176 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $9.9 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of September 29, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $54.4 million on the consolidated balance sheet and has recorded approximately $1.7 million and $1.3 million in losses in the unconsolidated subsidiary for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At September 29, 2012 and December 31, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $38.2 million and $38.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.6 million as of September 29, 2012 and December 31, 2011, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

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

Rendering
Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $205.9 million and $240.8 million of net sales for the three months ended September 29, 2012 and October 1, 2011, respectively and approximately $626.0 million and $722.5 million of net sales for the nine months ended September 29, 2012 and October 1, 2011, respectively. Protein was approximately $137.1 million and $110.7 million of net sales for the three months ended September 29, 2012 and October 1, 2011, respectively and $361.9 million and $341.2 million of net sales for the nine months ended September 29, 2012 and October 1, 2011, respectively. Rendering operations also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Rendering	$368,154	$376,329	$1,061,947	$1,140,574
Bakery	84,578	79,546	214,567	225,809
Total	$452,732	$455,875	$1,276,514	$1,366,383

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Rendering	$70,624	$77,268	$208,263	$259,622
Bakery	18,641	17,109	42,786	50,618
Corporate Activities	(46,225)	(45,836)	(130,535)	(140,937)
Interest expense	(5,868)	(7,409)	(18,546)	(29,382)
Net Income	$37,172	$41,132	$101,968	$139,921

 Business Segment Assets (in thousands):

	September 29, 2012	December 31, 2011
Rendering	$1,107,219	$1,092,988
Bakery	176,503	165,885
Corporate Activities	239,761	158,157
Total	$1,523,483	$1,417,030

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended September 29, 2012 and October 1, 2011, based on its estimate of the effective tax rate for the entire 2012 and 2011 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is currently under federal examination by the Internal Revenue Service for fiscal 2009 and 2010. The Company is also currently being examined by several state tax agencies. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the federal or state examinations will have a significant impact on the Company's results of operations or financial position. As of September 29, 2012, the Company has no unrecognized tax positions and does not reasonably expect any material changes to the Company's unrecognized tax positions in the next twelve months. The statute of limitations for the Company's federal and material state returns remains open for examination for tax years 2007 to 2011.

(8)	Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of September 29, 2012, the Company had availability of $384.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.4 million. As of September 29, 2012, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in the first quarter of fiscal 2012. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $0.7 million and $4.2 million in the nine month periods ending September 29, 2012 and October 1, 2011, respectively,which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the original proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its prior year acquisitions, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “Restricted Notes”) under an indenture with U.S. Bank National Association, as trustee. Darling used the net proceeds from the sale of the Restricted Notes to finance in part the cash portion of the purchase price paid in connection with Darling's acquisition of Griffin Industries, Inc. The Company will pay 8.5% annual cash interest on the Restricted Notes on June 15 and December 15 of each year. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Restricted Notes.

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

The Credit Agreement and the Notes consisted of the following elements at September 29, 2012 and December 31, 2011, respectively (in thousands):

	September 29, 2012	December 31, 2011
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$30,000
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	30,364	23,440
Availability	$384,636	$391,560

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

As of September 29, 2012, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices. Corn options are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. At September 29, 2012, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and heating oil and corn options that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement, the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps which ended April 7, 2012.

In fiscal 2011 and the first six month of fiscal 2012, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the third quarter of fiscal 2012. As of September 29, 2012, all of the contracts have expired and settled according to the contracts.

In the third quarter of fiscal 2012, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2013. As of September 29, 2012, the contracts positions and activity are disclosed below.

The Company estimates that no amounts will be reclassified from accumulated other comprehensive loss at September 29, 2012 into earnings over the next 12 months. As of September 29, 2012, approximately $0.3 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of September 29, 2012 and December 31, 2011 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	September 29, 2012	December 31, 2011
Corn options	Other current assets	$13	$—

Total asset derivatives designated as hedges		$13	$—

Derivatives not Designated as Hedges
Heating oil swaps and options	Other current assets	$369	$6

Total asset derivatives not designated as hedges		$369	$6

Total asset derivatives		$382	$6

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	September 29, 2012	December 31, 2011
Corn options	Accrued expenses	$7	$—
Natural gas swaps	Accrued expenses	—	669

Total liability derivatives designated as hedges		$7	$669

Derivatives not Designated as Hedges
Natural gas swaps	Accrued expenses	$—	$143
Heating oil swaps and options	Accrued expenses	—	24
Corn options	Accrued expenses	683	—

Total liability derivatives not designated as hedges		$683	$167

Total liability derivatives		$690	$836

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011
Interest rate swaps	$—	$—	$—	$(285)	$—	$—
Corn options	—	—	—	—	1	—
Natural gas swaps	(123)	(278)	(259)	(103)	5	(1)

Total	$(123)	$(278)	$(259)	$(388)	$6	$(1)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.1 million and approximately $0.3 million recorded net of taxes of approximately less than $0.1 million and $0.1 million as of September 29, 2012 and October 1, 2011, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps, corn options and natural gas swaps is included in other, net in the Company’s consolidated statements of operations.

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011
Interest rate swaps	$—	$—	$(260)	$(907)	$—	$—
Corn options	—	—	—	—	1	—
Natural gas swaps	(606)	(509)	(1,267)	(148)	8	(2)

Total	$(606)	$(509)	$(1,527)	$(1,055)	$9	$(2)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.6 million and approximately $0.5 million recorded net of taxes of approximately $0.2 million and approximately $0.2 million as of September 29, 2012 and October 1, 2011, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps, corn options and natural gas swaps is included in other, net in the Company’s consolidated statements of operations.

At September 29, 2012, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

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

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended September 29, 2012 and October 1, 2011 are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Defined benefit pension plans
Amortization of prior service cost	$23	$23	$(9)	$(9)	$14	$14
Amortization of actuarial loss	1,189	681	(461)	(264)	728	417
Total defined benefit pension plans	1,212	704	(470)	(273)	742	431
Natural gas swap derivatives
Loss reclassified to net income	259	103	(101)	(40)	158	63
Loss activity recognized in other comprehensive loss	(123)	(278)	48	107	(75)	(171)
Total natural gas swap derivatives	136	(175)	(53)	67	83	(108)
Interest rate swap derivatives
Loss reclassified to net income	—	285	—	(111)	—	174

Other Comprehensive income (loss)	$1,348	$814	$(523)	$(317)	$825	$497

The components of other comprehensive income (loss) and the related tax impacts for the nine months ended September 29, 2012 and October 1, 2011 are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Defined benefit pension plans
Amortization of prior service cost	$67	$67	$(25)	$(25)	$42	$42
Amortization of actuarial loss	3,567	2,043	(1,383)	(792)	2,184	1,251
Total defined benefit pension plans	3,634	2,110	(1,408)	(817)	2,226	1,293
Natural gas swap derivatives
Loss reclassified to net income	1,267	148	(491)	(57)	776	91
Loss activity recognized in other comprehensive loss	(606)	(509)	234	196	(372)	(313)
Total natural gas swap derivatives	661	(361)	(257)	139	404	(222)
Interest rate swap derivatives
Loss reclassified to net income	260	907	(101)	(352)	159	555

Other Comprehensive income (loss)	$4,555	$2,656	$(1,766)	$(1,030)	$2,789	$1,626

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

Net pension cost for the three and nine months ended September 29, 2012 and October 1, 2011 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$82	$294	$245	$884
Interest cost	1,362	1,513	4,088	4,539
Expected return on plan assets	(1,677)	(1,722)	(5,032)	(5,166)
Amortization of prior service cost	23	23	67	67
Amortization of net loss	1,189	681	3,567	2,043
Net pension cost	$979	$789	$2,935	$2,367

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 29, 2012, the Company expects to contribute approximately $0.3 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 29, 2012 and October 1, 2011 of approximately $1.8 million and $10.2 million, respectively.

The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one plan has certified as seriously endangered or orange zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability. As of September 29, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 29, 2012 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 29, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$382	$—	$382	$—
Total Assets	$382	$—	$382	$—

Liabilities:
Derivative instruments	$690	$—	$690	$—
Senior Notes	284,688	—	284,688	—
Total Liabilities	$285,378	$—	$285,378	$—

Derivative assets consist of the Company’s heating oil swap and option contracts and corn option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s corn option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permissible. The Company adopted this standard in the first quarter of 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

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

(16)     Guarantor Financial Information

The Company's Notes (see Note 8) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and nine months ended September 29, 2012 and October 1, 2011.

Condensed Consolidating Balance Sheet
As of September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$157,864	$428,205	$4,578	$(315,624)	$275,023
Investment in subsidiaries	1,413,344	—	—	(1,413,344)	—
Property, plant and equipment, net	141,232	297,737	—	—	438,969
Intangible assets, net	15,080	328,943	276	—	344,299
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	54,424	—	54,424
Other assets	28,928	471	—	—	29,399
	$1,778,308	$1,414,599	$59,544	$(1,728,968)	$1,523,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$390,788	$57,813	$2,648	$(315,624)	$135,625
Long-term debt, net of current portion	250,000	163	—	—	250,163
Other noncurrent liabilities	52,503	—	175	—	52,678
Deferred income taxes	49,436	—	—	—	49,436
Total liabilities	742,727	57,976	2,823	(315,624)	487,902
Total stockholders’ equity	1,035,581	1,356,623	56,721	(1,413,344)	1,035,581
	$1,778,308	$1,414,599	$59,544	$(1,728,968)	$1,523,483

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$124,675	$347,989	$3,980	$(256,964)	$219,680
Investment in subsidiaries	1,286,175	—	—	(1,286,175)	—
Property, plant and equipment, net	119,898	280,324	—	—	400,222
Intangible assets, net	14,747	347,874	293	—	362,914
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	21,733	—	21,733
Other assets	27,725	3,387	—	—	31,112
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$317,561	$63,718	$2,942	$(256,964)	$127,257
Long-term debt, net of current portion	280,000	20	—	—	280,020
Other noncurrent liabilities	46,011	12,052	182	—	58,245
Deferred income taxes	31,133	—	—	—	31,133
Total liabilities	674,705	75,790	3,124	(256,964)	496,655
Total stockholders’ equity	920,375	1,263,027	23,148	(1,286,175)	920,375
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030

Condensed Consolidating Statements of Operations
For the three months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$165,256	$330,013	$3,814	$(46,351)	$452,732
Cost and expenses:
Cost of sales and operating expenses	125,806	244,924	3,530	(46,351)	327,909
Selling, general and administrative expenses	20,396	18,093	34	—	38,523
Depreciation and amortization	5,502	15,016	6	—	20,524
Total costs and expenses	151,704	278,033	3,570	(46,351)	386,956
Operating income	13,552	51,980	244	—	65,776

Interest expense	(5,867)	(1)	—	—	(5,868)
Other, net	(841)	1,076	(3)	—	232
Equity in net loss of unconsolidated subsidiary	—	—	(833)	—	(833)
Earnings in investments in subsidiaries	32,877	—	—	(32,877)	—
Income/(loss) before taxes	39,721	53,055	(592)	(32,877)	59,307
Income taxes (benefit)	2,549	19,806	(220)	—	22,135
Net income (loss)	$37,172	$33,249	$(372)	$(32,877)	$37,172

Condensed Consolidating Statements of Operations
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$502,814	$903,712	$10,089	$(140,101)	$1,276,514
Cost and expenses:
Cost of sales and operating expenses	389,808	659,207	9,602	(140,101)	918,516
Selling, general and administrative expenses	60,108	52,571	107	—	112,786
Depreciation and amortization	17,614	45,327	17	—	62,958
Total costs and expenses	467,530	757,105	9,726	(140,101)	1,094,260
Operating income	35,284	146,607	363	—	182,254

Interest expense	(18,544)	(2)	—	—	(18,546)
Other, net	(2,071)	1,981	(16)	—	(106)
Equity in net loss of unconsolidated subsidiary	—	—	(1,725)	—	(1,725)
Earnings in investments in subsidiaries	92,728	—	—	(92,728)	—
Income/(loss) from operations before taxes	107,397	148,586	(1,378)	(92,728)	161,877
Income taxes (benefit)	5,429	54,990	(510)	—	59,909
Net income (loss)	$101,968	$93,596	$(868)	$(92,728)	$101,968

Condensed Consolidating Statements of Operations
For the three months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$178,895	$312,914	$9,707	$(45,641)	$455,875
Cost and expenses:
Cost of sales and operating expenses	139,946	223,127	9,450	(45,641)	326,882
Selling, general and administrative expenses	18,322	17,124	41	—	35,487
Depreciation and amortization	5,336	13,611	6	—	18,953
Total costs and expenses	163,604	253,862	9,497	(45,641)	381,322
Operating income	15,291	59,052	210	—	74,553

Interest expense	(7,408)	(1)	—	—	(7,409)
Other, net	(798)	(13)	(22)	—	(833)
Equity in net loss of unconsolidated subsidiary	—	—	(170)	—	(170)
Earnings in investments in subsidiaries	36,750	—	—	(36,750)	—
Income/(loss) before taxes	43,835	59,038	18	(36,750)	66,141
Income taxes	2,703	22,302	4	—	25,009
Net income (loss)	$41,132	$36,736	$14	$(36,750)	$41,132

Condensed Consolidating Statements of Operations
For the nine months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$537,154	$947,271	$20,939	$(138,981)	$1,366,383
Cost and expenses:
Cost of sales and operating expenses	407,157	665,065	20,196	(138,981)	953,437
Selling, general and administrative expenses	51,033	49,117	122	—	100,272
Depreciation and amortization	17,091	40,581	17	—	57,689
Total costs and expenses	475,281	754,763	20,335	(138,981)	1,111,398
Operating income	61,873	192,508	604	—	254,985

Interest expense	(29,380)	(2)	—	—	(29,382)
Other, net	(2,072)	(294)	73	—	(2,293)
Equity in net loss of unconsolidated subsidiary	—	—	(1,344)	—	(1,344)
Earnings in investments in subsidiaries	120,745	—	—	(120,745)	—
Income/(loss) from operations before taxes	151,166	192,212	(667)	(120,745)	221,966
Income taxes (benefit)	11,245	71,047	(247)	—	82,045
Net income (loss)	$139,921	$121,165	$(420)	$(120,745)	$139,921

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$37,172	$33,249	$(372)	$(32,877)	$37,172
Other comprehensive income (loss):
Pension adjustments, net of tax	742	—	—	—	742
Natural gas swap derivative adjustments, net of tax	83	—	—	—	83
Interest rate swap derivative adjustment, net of tax	—	—	—	—	—
Total other comprehensive income	825	—	—	—	825
Total comprehensive income (loss)	$37,997	$33,249	$(372)	$(32,877)	$37,997

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$101,968	$93,596	$(868)	$(92,728)	$101,968
Other comprehensive income (loss):
Pension adjustments, net of tax	2,226	—	—	—	2,226
Natural gas swap derivative adjustments, net of tax	404	—	—	—	404
Interest rate swap derivative adjustment, net of tax	159	—	—	—	159
Total other comprehensive income	2,789	—	—	—	2,789
Total comprehensive income (loss)	$104,757	$93,596	$(868)	$(92,728)	$104,757

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$41,132	$36,736	$14	$(36,750)	$41,132
Other comprehensive income (loss):
Pension adjustments, net of tax	431	—	—	—	431
Natural gas swap derivative adjustments, net of tax	(108)	—	—	—	(108)
Interest rate swap derivative adjustment, net of tax	174	—	—	—	174
Total other comprehensive income	497	—	—	—	497
Total comprehensive income (loss)	$41,629	$36,736	$14	$(36,750)	$41,629

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$139,921	$121,165	$(420)	$(120,745)	$139,921
Other comprehensive income (loss):
Pension adjustments, net of tax	1,293	—	—	—	1,293
Natural gas swap derivative adjustments, net of tax	(222)	—	—	—	(222)
Interest rate swap derivative adjustment, net of tax	555	—	—	—	555
Total other comprehensive income	1,626	—	—	—	1,626
Total comprehensive income (loss)	$141,547	$121,165	$(420)	$(120,745)	$141,547

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$101,968	$93,596	$(868)	$(92,728)	$101,968
Earnings in investments in subsidiaries	(92,728)	—	—	92,728	—
Other operating cash flows	142,681	(45,631)	(542)	—	96,508
Net cash provided by operating activities	151,921	47,965	(1,410)	—	198,476

Cash flows from investing activities:
Capital expenditures	(37,183)	(46,971)	—	—	(84,154)
Acquisitions	(3,000)	—	—	—	(3,000)
Investment in subsidiaries and affiliates	(34,441)	—	(34,416)	34,441	(34,416)
Gross proceeds from sale of property, plant and equipment and other assets	1,580	1,409	—	—	2,989
Net cash used in investing activities	(73,044)	(45,562)	(34,416)	34,441	(118,581)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(13)	—	—	(30,013)
Issuances of common stock	64	—	—	—	64
Contributions from parent	—	—	34,441	(34,441)	—
Minimum withholding taxes paid on stock awards	(3,365)	—	—	—	(3,365)
Excess tax benefits from stock-based compensation	2,169	—	—	—	2,169
Net cash used in financing activities	(31,132)	(13)	34,441	(34,441)	(31,145)

Net increase/(decrease) in cash and cash equivalents	47,745	2,390	(1,385)	—	48,750
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$82,952	$4,163	$571	$—	$87,686

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$139,921	$121,165	$(420)	$(120,745)	$139,921
Earnings in investments in subsidiaries	(120,745)	—	—	120,745	—
Other operating cash flows	129,834	(95,774)	185	—	34,245
Net cash provided by operating activities	149,010	25,391	(235)	—	174,166

Cash flows from investing activities:
Capital expenditures	(16,904)	(27,117)	—	—	(44,021)
Acquisitions	(164)	—	—	—	(164)
Investment in subsidiaries and affiliates	(14,267)	—	(14,242)	14,267	(14,242)
Gross proceeds from sale of property, plant and equipment and other assets	714	286	—	—	1,000
Net cash used in investing activities	(30,621)	(26,831)	(14,242)	14,267	(57,427)

Cash flows from financing activities:
Payments on long-term debt	(240,000)	(7)	—	—	(240,007)
Borrowings from revolving credit facility	131,000	—	—	—	131,000
Payments on revolving credit facility	(291,000)	—	—	—	(291,000)
Deferred loan costs	(482)	—	—	—	(482)
Issuances of common stock	293,189	—	—	—	293,189
Contributions from parent	—	—	14,267	(14,267)	—
Minimum withholding taxes paid on stock awards	(1,217)	—	—	—	(1,217)
Excess tax benefits from stock-based compensation	1,126	—	—	—	1,126
Net cash used in financing activities	(107,384)	(7)	14,267	(14,267)	(107,391)

Net increase/(decrease) in cash and cash equivalents	11,005	(1,447)	(210)	—	9,348
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$24,113	$4,033	$404	$—	$28,550

(17)     Subsequent Events

Operations at the Company's Newark, New Jersey facility were affected by Hurricane Sandy, which struck the area on October 29, 2012.  Although the physical damage to the facility was not material, the loss of power and damage to the region in general has impacted the Company's ability to collect and process raw material at the Newark facility.  The Company has mitigated these damages where practicable by diverting raw material to its other processing facilities.  In addition, the Company has flood damage and business interruption insurance to cover, subject to deductibles, its property damages and lost profits until such time as normal operations resume at the facility.  Accordingly, at this time, management does not believe that the impact of Hurricane Sandy on its Newark, New Jersey facility will have a material effect on the Company's financial condition or results of operation.  None of the Company's other processing facilities were directly impacted by Hurricane Sandy.

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

Overview

The Company is a leading provider of rendering, cooking oil and bakery waste recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery waste and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. The accompanying unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2011.

While the Company's earnings for third quarter of fiscal 2012 were consistent with both third quarter 2011 and the second quarter of fiscal 2012, several notable items influenced the Company's performance with volatile global commodity markets being the key driver. Raw material volumes year over and year and quarter over quarter improved modestly due to strong beef and hog slaughter and the addition of several new suppliers. Offsetting the Company's improved tonnage were lower selling prices for our fats and greases driven by increased supply, particularly in corn oil and palm oil, lower exports, lagging bio-fuel demand and summer quality issues. The Company also saw feed formulators reduce fat inclusion rates in diets for animals this summer and consequently the Company's historical pricing relationships to corn did not hold. On the finished protein side, the Company saw extreme volatility in its MBM prices, feather meal prices and pet grade poultry products. All products lagged the run up in soy bean meal prices but sharply reacted late in the quarter before declining. MBM supplies continue to be heavily driven by the closed Indonesian export market, strong slaughter, and lower summer time inclusions in the animal diets. Energy costs for natural gas and diesel had favorable impacts on the Company's operating costs.

The bakery business segment made a solid contribution during the third quarter of fiscal 2012. Third quarter of fiscal 2012 volumes improved as commercial bakeries increased operations relative to the second quarter of fiscal 2012. Finished product pricing remained extremely volatile as corn markets fluctuated widely during the third quarter of fiscal 2012.

Operating income decreased by $8.8 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The challenges faced by the Company indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2012 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the Third Quarter of 2012

•
Lower finished product prices for West Coast MBM, BFT, PG and YG as compared to the third quarter of fiscal 2011 is a sign of decreased demand due to a slowdown in the domestic and international markets. These lower prices were partially offset by an overall increase in average MBM (Illinois), PM (both feed grade and pet food) and corn prices which are used to price BBP. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen index, an established trading exchange publisher used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Higher raw material volumes were collected from suppliers during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. Management believes the increase in raw material volume is due to an increase in slaughter and processor rates by the Company's raw material suppliers during the quarter. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel decreased during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2012 and Thereafter

Critical Issues and Challenges:

•
The impact of the 2012 summer drought in the Midwest and other parts of the United States resulted in a significant decline in 2012 crop production.   Prices of grains and grain products have recently increased to near historical highs. While price increases of these grains and ingredients may be favorable for the selling price of the Company's finished products in the short term, the severity of these price increases could be detrimental to the future production economics of meat and poultry.   A decrease in production by the meat and poultry processors as a result of these economic conditions could have a negative impact on the availability, quantity and quality of raw materials available to the Company in the future.  In addition, the impact of the drought on U.S. renewable fuel policy, including the National Renewable Fuel Standard Program ("RFS2"), is unknown at this time but any adjustments to mandated quantities may adversely affect the Company's finished product prices.

•
During the second quarter of fiscal 2012, Indonesia closed its markets to MBM derived from U.S. beef in response to a new, single case of BSE, and those markets remain closed as of the filing date of this Report. If the Indonesia market continues to remain closed, there could be a continuing impact on the Company's West Coast MBM market which could have a negative impact on the Company's earnings in future periods.

•
Finished product prices for MBM on the West Coast and BFT, PG and YG commodities have decreased during the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.  No assurance can be given that this decrease in commodity prices for various fats and certain regional proteins will not continue in the future, as commodity prices are volatile by their nature.  A further decrease in commodity prices could have a significant impact on the Company’s earnings for the remainder of fiscal 2012 and into future periods.

•
The Company collected lower raw material volumes in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 due to overall weaker slaughter and processor rates as a result of the slowdown of the economy. If this reduction continues or accelerates, there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas prices represent a significant cost of factory operation included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales.  Lower natural gas and diesel fuel prices were realized during the third quarter of fiscal 2012 as compared to the same period of fiscal 2011. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007, on February 3, 2010 the EPA finalized regulations for RFS2.  The regulation mandates the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On September 14, 2012, the EPA issued a final rule establishing the biomass-based diesel volume requirement for calendar year 2013 to be 1.28 billion gallons, effective on November 26, 2012. This requirement is unchanged from the volume in a proposed rule issued by the EPA on June 20, 2011. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products.  Accordingly, changes to, a failure to enforce or discontinuing of any of these programs could have a negative impact on the Company’s business and results of operations.

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

Other Food Safety and Regulatory Issues

•
The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”) and highly pathogenic strains of avian influenza, including H5N1 and H7N3 (“Bird Flu”), that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Wild migratory birds are usually responsible for spreading Bird Flu to domestic poultry. Outbreaks of the H5N1 strain continue to occur in Asia and the Middle East, but this strain has not been reported in North America. Mexican health authorities, however, responded to a July 2012 outbreak of H7N3 Bird Flu among Mexican poultry farms by establishing control measures on the movement of birds, slaughtering more than 22 million chickens and vaccinating 140 million birds. Whenever a highly pathogenic strain of Bird Flu occurs in poultry located in populated areas, there is potential for the virus to spread to humans; however, as of the date of this report the only cases of human illness linked to the Mexican H7N3 Bird Flu outbreak were two cases of conjunctivitis (inflammation of the membrane lining the eyelids) among workers having direct contact with infected birds at one poultry farm. Even though the Swine Flu or Bird Flu has not caused a pandemic, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

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

•
In addition, on January 4, 2011, President Barack Obama signed the Food Safety Modernization Act (“FSMA”) into law. As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority so that the criteria needed for detaining human or animal food are lowered. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if it has reason to believe the food is adulterated or misbranded. Section 102 of the FSMA amends facility registration requirements in the Federal Food, Drug and Cosmetic Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. FDA delayed the start of facility registration renewals until October 22, 2012, while it completed revisions to its on-line registration site. In addition to amending existing regulations, the FSMA requires the FDA to develop new regulations that, among other provisions, require registered facilities to perform hazard analysis and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. Such new food safety provisions will require new FDA rulemaking. The Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA. Such rulemaking could, among other things, require the Company to amend certain of the Company's other operational policies and procedures. While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company's business or operations.

Results of Operations

Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

Summary of Key Factors Impacting Third Quarter 2012 Results:

Principal factors that contributed to a $8.8 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in finished product prices, net of reduced raw material costs, and
•Increases in payroll and related benefits costs.

These decreases were partially offset by:

•Increase in raw material volumes,
•Decreases in energy costs, primarily natural gas and diesel fuel, and
•A prior year purchase accounting contingency loss not incurred in the current year.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the third quarter of fiscal 2012, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2012, compared to average Jacobsen prices for the third quarter of fiscal 2011 follow:

	Avg. Price 3rd Quarter 2012	Avg. Price 3rd Quarter 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 461.10/ton	$ 353.79/ton	$ 107.31/ton	30.3%
MBM (California)	$ 369.04/ton	$ 394.34/ton	$ (25.30)/ton	(6.4)%
Feed Grade PM (Carolina)	$ 557.35/ton	$ 436.86/ton	$ 120.49/ton	27.6%
Pet Food PM (Southeast)	$ 713.75/ton	$ 658.59/ton	$ 55.16/ton	8.4%
BFT (Chicago)	$ 45.18/cwt	$ 51.06/cwt	$ (5.88)/cwt	(11.5)%
PG (Southeast)	$ 43.76/cwt	$ 48.18/cwt	$ (4.42)/cwt	(9.2)%
YG (Illinois)	$ 37.35/cwt	$ 45.03/cwt	$ (7.68)/cwt	(17.1)%
Bakery Segment:
Corn (Illinois)	$ 8.19/bushel	$ 7.17/bushel	$ 1.02/bushel	14.2%

 The overall decrease in average California MBM, BFT, PG and YG prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average Illinois MBM, average PM (both feed grade and pet food) and corn prices and the positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the third quarter of fiscal 2012, net sales were $452.7 million as compared to $455.9 million during the third quarter of fiscal 2011. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $205.9 million and $240.8 million of net sales for the three months ended September 29, 2012 and October 1, 2011, respectively, and protein was approximately $137.1 million and $110.7 million of net sales for the three months ended September 29, 2012 and October 1, 2011, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in finished product prices	$(15.8)	$4.5	$—	$(11.3)
Increase/(decrease) in raw material volume	6.1	(0.4)	—	5.7
Increase in other sales	1.4	1.0	—	2.4
	$(8.3)	$5.1	$—	$(3.2)

Further detail regarding the $8.3 million decrease in sales in the Rendering Segment and the $5.1 million increase in sales in the Bakery Segment in the third quarter of fiscal 2012 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for soybean oil, corn oil and palm oil, which are competing fats to BFT and PG, negatively impacted the Company's finished product prices. In addition a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $15.8 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in California MBM, BFT, PG and YG prices, but was slightly offset by an increase in Illinois MBM and PM (both feed grade and pet food) prices. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats, including BFT, PG and YG.

Raw Material Volume:  Rendering volumes have increased Rendering sales by approximately $6.1 million, which is a result of an increase in slaughter and processor rates in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.

Other Sales:  The $1.4 million increase in other Rendering Segment sales was primarily due to an increase in yields and product sales that more than offset lower collection and processing fees and lower purchases of finished products for resale.

Bakery

Finished Product Prices: Higher prices in the commodity market for corn positively impacted the Company's BBP finished product prices by approximately $4.5 million.

Raw Material Volume: The Bakery volumes have decreased Bakery sales by approximately $0.4 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Other Sales: The $1.0 million increase in other Bakery Segment sales is due to a decrease in yields.

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

During the third quarter of fiscal 2012, cost of sales and operating expenses was $327.9 million as compared to $326.9 million during the third quarter of fiscal 2011.  Decreases in Rendering Segment cost of sales and operating expenses of $2.5 million and the increase in Bakery Segment cost of sales and operating expenses of $3.2 million accounted for substantially all of the $1.0 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in raw material costs	$(6.4)	$3.8	$—	$(2.6)
Increase/(decrease) in raw material volume	2.1	(0.3)	—	1.8
Decrease in energy costs, primarily natural gas and diesel fuel	(1.8)	(0.2)	—	(2.0)
Increase/(decrease) in other costs of sales	3.6	(0.1)	0.3	3.8
	$(2.5)	$3.2	$0.3	$1.0

Further detail regarding the $2.5 million decrease in cost of sales and operating expenses in the Rendering Segment and the $3.2 million increase in the Bakery Segment in the third quarter of fiscal 2012 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  However, weak demand for bio-diesel in both domestic and foreign markets as well as weak demand for fat on the West Coast has resulted in a reduction in the cost of raw material of approximately $6.4 million in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Raw Material Volume:  Production increases from packers and processors resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $2.1 million.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the third quarter of fiscal 2012 energy costs, primarily natural gas and diesel fuel were lower as compared to the third quarter of fiscal 2011 and are reflected in the $1.8 million decrease in cost of sales.

Other Costs of Sales:  The $3.6 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits and increases in repairs and maintenance.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for corn. Since finished product prices were higher in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011, the raw material costs increased approximately $3.8 million.

Raw Material Volume: Production cutbacks from the Company's suppliers resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $0.3 million.

Energy Costs: Natural gas is a component of factory operating costs. During the third quarter of fiscal 2012 natural gas costs were lower and are reflected in the $0.2 million decrease in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Other Costs of Sales:  The $0.1 million decrease in other costs of sales includes decreases in repairs and maintenance and general reductions that more than offset an increase in corn hedging costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $38.5 million during the third quarter of fiscal 2012, a $3.0 million increase (8.5%) from $35.5 million during the third quarter of fiscal 2011.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases offset by a decrease in expense from a fiscal 2011 purchase accounting contingency loss that did not occur in the third quarter of fiscal 2012. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$2.3	$0.2	$2.1	$4.6
Decrease from prior year purchase accounting contingency	(1.5)	(0.3)	—	(1.8)
Increase in other expense	—	—	0.2	0.2
	$0.8	$(0.1)	$2.3	$3.0

Depreciation and Amortization.  Depreciation and amortization charges increased $1.5 million (7.9%) to $20.5 million during the third quarter of fiscal 2012 as compared to $19.0 million during the third quarter of fiscal 2011.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $5.9 million during the third quarter of fiscal 2012 compared to $7.4 million during the third quarter of fiscal 2011, a decrease of $1.5 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities.

Other Income/Expense. Other income was $0.2 million in the third quarter of fiscal 2012, compared to $0.8 million of expense in the third quarter of fiscal 2011.  The increase in other income in the third quarter of fiscal 2012 is primarily due to insurance recovery proceeds on prior year fire losses received in the third quarter of fiscal 2012 as compared to no proceeds in the same period of fiscal 2011.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the third quarter of fiscal 2012.

Income Taxes. The Company recorded income tax expense of $22.1 million for the third quarter of fiscal 2012, compared to $25.0 million recorded in the third quarter of fiscal 2011, a decrease of $2.9 million, primarily due to decreased pre-tax earnings of the Company in the third quarter of fiscal 2012.  The effective tax rate for the third quarter of fiscal 2012 and fiscal 2011 is 37.3% and 37.8%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011

Summary of Key Factors Impacting First Nine Months of Fiscal 2012 Results:

Principal factors that contributed to a $72.7 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in finished product prices, net of reduced raw material costs,
•Decrease in raw material volumes,
•Increases in payroll and related benefits costs, and
•A prior year purchase accounting contingency gain not incurred in the current year.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen index, an established trading exchange price publisher. The Jacobsen index reports industry sales from the prior day's activity by product. The Jacobsen index includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen index reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen index provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen index does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen index because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index. During the first nine months of fiscal 2012, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2012, compared to average Jacobsen prices for the first nine months of fiscal 2011 follow:

	Avg. Price First Nine Months 2012	Avg. Price First Nine Months 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 401.52/ton	$ 369.89/ton	$ 31.63/ton	8.6%
MBM (California)	$ 350.64/ton	$ 369.82/ton	$ (19.18)/ton	(5.2)%
Feed Grade PM (Carolina)	$ 474.75/ton	$ 412.14/ton	$ 62.61/ton	15.2%
Pet Food PM (Southeast)	$ 692.35/ton	$ 646.21/ton	$ 46.14/ton	7.1%
BFT (Chicago)	$ 46.18/cwt	$ 50.64/cwt	$ (4.46)/cwt	(8.8)%
PG (Southeast)	$ 44.44/cwt	$ 47.26/cwt	$ (2.82)/cwt	(6.0)%
YG (Illinois)	$ 38.79/cwt	$ 44.69/cwt	$ (5.90)/cwt	(13.2)%
Bakery Segment:
Corn (Illinois)	$ 7.13/bushel	$ 7.07/bushel	$ 0.06/bushel	0.8%

 The overall decrease in average California MBM, BFT, PG and YG prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average Illinois MBM, PM (both feed grade and pet food) and corn prices and the positive impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the first nine months of fiscal 2012, net sales were $1,276.5 million as compared to $1,366.4 million during the first nine months of fiscal 2011. The Rendering operations process poultry, animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $626.0 million and $722.5 million of net sales for the nine months ended September 29, 2012 and October 1, 2011, respectively, and protein was approximately $361.9 million and $341.2 million of net sales for the nine months ended September 29, 2012 and October 1, 2011, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in finished product prices	$(54.7)	$(2.6)	$—	$(57.3)
Decrease in raw material volume	(24.4)	(9.8)	—	(34.2)
Decrease in other sales	0.4	1.2	—	1.6
	$(78.7)	$(11.2)	$—	$(89.9)

Further detail regarding the $78.7 million decrease in sales in the Rendering Segment and the $11.2 million decrease in sales in the Bakery Segment in the first nine months of fiscal 2012 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for soybean oil, corn oil and palm oil which are competing fats to BFT and PG, negatively impacted the Company's finished product prices. In addition a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $54.7 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in California MBM, BFT, PG and YG prices, but was slightly offset by an increase in MBM (Illinois) and PM (both feed grade and pet food) prices in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats and meals, including MBM, BFT, PG and YG.

Raw Material Volume:  Rendering volumes have decreased Rendering sales by approximately $24.4 million, which is a result of weaker slaughter and processor rates due to a slowdown of the economy in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

Other Sales:  The $0.4 million increase in other Rendering Segment sales was primarily due an increase in yields and the purchase of finished product for resale that more than offset a decrease in collection and processing fees.

Bakery

Finished Product Prices: Although corn prices were up during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, the increase did not make up for the first two quarters of lower corn prices. As a result, the Company's BBP finished product prices were lower by approximately $2.6 million.

Raw Material Volume: The Bakery volumes have decreased Bakery sales by approximately $9.8 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Other Sales:  The $1.2 million increase in other Bakery Segment sales is due to an increase in yields.

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

During the first nine months of fiscal 2012, cost of sales and operating expenses was $918.5 million as compared to $953.4 million during the first nine months of fiscal 2011.  Decreases in Rendering Segment cost of sales and operating expenses of $30.2 million and the decrease in Bakery Segment cost of sales and operating expenses of $5.9 million accounted for substantially all of the $34.9 million decrease in cost of sales and operating expenses.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in raw material costs	$(22.9)	$0.4	$—	$(22.5)
Decrease in raw material volume	(8.7)	(4.7)	—	(13.4)
Decrease in energy costs, primarily natural gas and diesel fuel	(6.3)	(0.5)	(0.3)	(7.1)
Increase/(decrease) in other costs of sales	7.7	(1.1)	1.5	8.1
	$(30.2)	$(5.9)	$1.2	$(34.9)

Further detail regarding the $30.2 million decrease in cost of sales and operating expenses in the Rendering Segment and the $5.9 million decrease in the Bakery Segment in the first nine months of fiscal 2012 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Since finished product prices overall for fats were lower in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011, the raw material costs decreased by approximately $22.9 million.

Raw Material Volume:  Production cutbacks from packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $8.7 million. A portion of the Company's volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to finished product markets.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs. During the first nine months of fiscal 2012 energy costs, primarily natural gas and diesel fuel, were lower as compared to the first nine months of fiscal 2011 and are reflected in the $6.3 million decrease in cost of sales.

Other Costs of Sales:  The $7.7 million increase in other costs of sales is primarily due to an increase in purchases of finished product for resale and an increase in payroll and incentive-related benefits.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for corn. Since finished product prices overall for corn were slightly higher in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011, the raw material cost increased approximately $0.4 million.

Raw Material Volume: Production cutbacks from the Company's suppliers resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $4.7 million.

Energy Costs: Natural gas is a component of factory operating costs. During the first nine months of fiscal 2012 natural gas costs were lower as compared to the same period in fiscal 2011 and are reflected in the $0.5 million decrease in cost of sales.

Other Costs of Sales:  The $1.1 million decrease in other costs of sales includes decreases in repairs and maintenance and general reductions as a result of less raw material processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $112.8 million during the first nine months of fiscal 2012, a $12.5 million increase (12.5%) from $100.3 million during the first nine months of fiscal 2011.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases and an increase in expense from a fiscal 2011 purchase accounting contingency gain that did not occur in the first nine months of fiscal 2012. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$3.6	$0.6	$6.5	$10.7
Increase from prior year purchase accounting contingency	1.4	0.3	—	1.7
Increase/(decrease) in other expense	—	(0.2)	0.3	0.1
	$5.0	$0.7	$6.8	$12.5

Depreciation and Amortization.  Depreciation and amortization charges increased $5.3 million (9.2%) to $63.0 million during the first nine months of fiscal 2012 as compared to $57.7 million during the first nine months of fiscal 2011.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $18.5 million during the first nine months of fiscal 2012 compared to $29.4 million during the first nine months of fiscal 2011, a decrease of $10.9 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities, which includes a reduction in the amount of the Company's term loan facility deferred loan costs due to write-offs of approximately $0.7 million in the first nine months of fiscal 2012 compared to term loan facility deferred loan cost write-offs of approximately $4.2 million in the same period of fiscal 2011.

Other Income/Expense. Other expense was $0.1 million in the first nine months of fiscal 2012, compared to $2.3 million during the first nine months of fiscal 2011.  The decrease in other expense in the first nine months of fiscal 2012 is primarily due to insurance recovery proceeds on prior year fire losses received in the first nine months of fiscal 2012 as compared to no proceeds in the same period of fiscal 2011.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first nine months of fiscal 2012.

Income Taxes. The Company recorded income tax expense of $59.9 million for the first nine months of fiscal 2012, compared to $82.0 million recorded in the first nine months of fiscal 2011, a decrease of $22.1 million, primarily due to decreased pre-tax earnings of the Company in the first nine months of fiscal 2012.  The effective tax rate for the first nine months of fiscal 2012 and fiscal 2011 remained constant at 37.0% and differs from the statutory rate of 35% due primarily to state income taxes and qualified production deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of September 29, 2012, the Company had availability of $384.6 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.4 million.

•
As of September 29, 2012, the Company has repaid all of the original $300.0 million term loan facility issued under the credit agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

•
The Notes are guaranteed on an unsecured basis by Darling's existing restricted subsidiaries, including Darling National, Griffin and all of its subsidiaries, other than Darling's foreign subsidiaries, its captive insurance subsidiary and any inactive subsidiary with nominal assets. The Notes rank equally in right of payment to any existing and future senior debt of Darling. The Notes will be effectively junior to existing and future secured debt of Darling and the guarantors, including debt under the Credit Agreement, to the extent of the value of assets securing such debt. The Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes. The guarantees by the guarantors (the “Guarantees”) rank equally in right of payment to any existing and future senior indebtedness of the guarantors. The Guarantees will be effectively junior to existing and future secured debt of the guarantors including debt under the Credit Agreement, to the extent of the value of the assets securing such debt. The Guarantees will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of each Guarantor that do not guarantee the Notes.

As of September 29, 2012, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at September 29, 2012 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	30,364
Availability	$384,636

The classification of long-term debt in the accompanying September 29, 2012 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On September 29, 2012, the Company had working capital of $139.4 million and its working capital ratio was 2.03 to 1 compared to working capital of $92.4 million and a working capital ratio of 1.73 to 1 on December 31, 2011.  The increase in working capital is primarily due to the increase in cash and cash equivalents.  At September 29, 2012, the Company had unrestricted cash of $87.7 million and funds available under the revolving credit facility of $384.6 million, compared to unrestricted cash of $38.9 million and funds available under the revolving credit facility of $391.6 million at December 31, 2011.

Net cash provided by operating activities was $198.5 million and $174.2 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, an increase of $24.3 million due primarily to changes in operating assets and liabilities that include an increase in income taxes refundable/payable of approximately $21.2 million, an increase in cash provided by inventory of approximately $8.2 million, an increase in cash provided by accounts payable and accrued expenses of approximately $22.3 million and an increase in cash from pension payments of approximately $8.4 million that more than offset a decrease in net income of approximately $37.9 million.   Cash used by investing activities was $118.6 million for the nine months ended September 29, 2012, compared to $57.4 million for the nine months ended October 1, 2011, an increase of $61.2 million primarily due to an increase in cash paid for capital expenditures and cash paid for current year investments in an unconsolidated subsidiary.  Net cash used by financing activities was $31.1 million for the nine months ended September 29, 2012, compared to $107.4 million for the nine months ended October 1, 2011, a decrease in the use of cash of $76.3 million, primarily due to less repayments of debt as compared to the prior year.

Capital expenditures of $84.2 million were made during the first nine months of fiscal 2012, compared to $44.0 million in the first nine months of fiscal 2011, for a net increase of $40.2 million (91.4%), due primarily to the initiation and completion of a number of planned capital projects in the first nine months of fiscal 2012.  Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of September 29, 2012, the Company has spent approximately $9.0 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be phased-in over the next two and a half years. The expected cash flow impact of this project will be in the range of $32.0 million to $36.0 million of which the Company currently estimates that 50% of the expected cash flow will be capitalized and 50% will be treated as expense including cost of internal personnel and outside consultants. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $1.6 million and $2.6 million during the nine months ended September 29, 2012 and October 1, 2011, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2012, the Company has accrued approximately $12.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 29, 2012.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 29, 2012 of approximately $1.8 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent declines in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multi-employer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multi-employer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multi-employer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multi-employer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multi-employer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multi-employer plan in which the Company participates gave notification of partial withdrawal liability.  As of September 29, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multi-employer plan. While the Company has no ability to calculate a possible current liability for under-funded multi-employer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $9.9 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of September 29, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $54.4 million included on the consolidated balance sheet.

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

The Company's management believes that cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2012, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations); increased contributions to the Company's multi-employer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2012 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2012 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for contributions to the Joint Venture and expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements or mass termination of multi-employer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $21.3 million of commodity products consisting of approximately $16.9 million of finished products and approximately $4.4 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 29, 2012.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2012 and into fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of September 29, 2012, the Company has contributed approximately $57.7 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected to be early in fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $9.9 million in costs related to project scope changes, of which the Company will be responsible for 50%.

Based upon the underlying lease agreements, the Company expects to pay approximately $17.3 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 29, 2012.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices. Corn options are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 29, 2012, the Company had natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and heating oil and corn options that did not qualify and were not designated for hedge accounting.

In the third quarter of fiscal 2012, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2013. As of September 29, 2012, the aggregate fair value of these corn option contracts was less than approximately $0.1 million and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps and heating oil and corn options that are marked to market because they did not qualify for hedge accounting at September 29, 2012. The heating oil swaps and heating oil and corn options had an aggregate fair value of approximately $0.3 million and are included in other current assets and accrued expenses at September 29, 2012.

As of September 29, 2012, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel in fiscal 2012. As of September 29, 2012, the Company had forward purchase agreements in place for purchases of approximately $16.9 million of finished product in fiscal 2012.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	November 8, 2012	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 8, 2012	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Administrative Officer
(Principal Financial Officer)