Form 10-K
period 2012-12-29
DARLING INTERNATIONAL INC
filed 2013-02-27
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $1,897,808,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 117,788,355 shares of common stock, $0.01 par value, outstanding at February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2013 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

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

The Company is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries, Inc. (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling (the "Griffin Transaction").    The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")) and bakery by-products ("BBP") as well as a range of branded and value-added products.  The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.

Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. The Company's fiscal 2012 and fiscal 2011 business and operations include 52 weeks of contribution from the assets acquired in the Griffin Transaction as compared to 2 weeks of contribution from these assets in fiscal 2010. For the financial results of the Company's business segments, see Note 20 of Notes to Consolidated Financial Statements.

The Company’s net external sales from continuing operations by operating segment were as follows (in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
Continuing operations:
Rendering	$1,406,061	82.6%	$1,501,280	83.5%	$714,685	98.6%
Bakery	295,368	17.4	295,969	16.5	10,224	1.4
Total	$1,701,429	100.0%	$1,797,249	100.0%	$724,909	100.0%

OPERATIONS

Rendering

The Company's largest business activity is rendering.  The Company's rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)), and hides. The Company's rendering operations also provide grease trap servicing to food service establishments in exchange for a collection fee. The Company provides rendering services under its Dar Pro Solutions™ brand.

Raw materials

The Company's rendering operations collect two primary types of protein by-products, (i) beef and pork by-products and (ii) poultry by-products, which are collected primarily from meat and poultry processors, grocery stores, butcher shops and food service establishments. These rendering materials are collected in one of two manners.  Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk trailers in which the raw material is loaded.  The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by or emptied into the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to deter spoilage.

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

Certain of the Company's rendering facilities are highly dependent on one or a few suppliers.  During the 2012 fiscal year, the Company's 10 largest raw materials suppliers accounted for approximately 25% of the total raw material processed by the Company with no single supplier accounting for more than 5%.  See "Risk factors—A significant percentage of the Company's revenue is attributable to a limited number of suppliers and customers." Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty or otherwise cease using or reduce the use of the Company’s collection services, the operating facilities serving those customers could be materially and adversely affected.  (See "Risk factors-Certain of the Company's operating facilities are highly dependent upon a single or a few suppliers.") For a discussion of the Company’s competition for raw materials, see "Competition."

Processing operations

The Company produces finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials.  The process starts with the collection of animal by-products (including fat, bones, feathers, offal and other animal by-products).  The animal by-products are ground and heated to extract water and separate oils and grease from animal tissue as well as to sterilize and make the material suitable as an ingredient for animal feed.  The separated oils, tallows, and greases are then centrifuged and/or refined for purity.  The remaining solid product is pressed to remove additional oils to create meals.  The meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal.

The primary finished products derived from the processing of animal by-products are tallow, PG, MBM, PM, feather meal, and blood meal.  In addition, at certain of its facilities, the Company is able to operate multiple process lines simultaneously, which provides it with the flexibility and capacity to manufacture a line of premium and value-added products in addition to its principal finished products.  Because of these processing controls, the Company is able to blend end products together in order to produce premium products with specific mixes that typically have higher protein and energy content and lower moisture than standard finished products and command premium prices.

The Company’s hides and skins operations process hides and skins from hog and beef processors into outputs used in commercial applications such as the leather industry.  The Company sells treated hides and skins to external customers, the majority of which are tanneries.

The Company’s fertilizer operations utilize finished products from the rendering division to manufacture fertilizers from USDA approved ingredients that contain no waste by-products (i.e., sludge or sewage waste).  The Company’s primary fertilizer product line is Nature Safe®, an organic, protein-based fertilizer, which is produced at its blending plant in Henderson, KY. The Company’s fertilizer products are predominately sold to golf courses, sports facilities, organic farms and landscaping companies.

Used cooking oil, which is recovered from restaurants, is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and dryers.

Bakery feed

The Company is a leading processor of bakery residuals in the U.S.  The bakery feed division collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Raw materials

Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured, and installed by the Company.  All of the bakery residual that the Company collects is bulk loaded, which represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residual allows the Company to significantly streamline its bakery recycling process, reduce personnel, eliminate a significant source of wastewater and maximize freight savings by hauling more tons per load.

Processing operations

The highly automated bakery feed production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery residual process, packaging materials are removed.  The packaging material is fed into a combustion chamber, along with sawdust and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Renewable fuels / Biodiesel

In addition to the rendering and bakery segments, on January 21, 2011, a wholly-owned subsidiary of the Company entered into a limited liability company agreement (the "JV Agreement") with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "Joint Venture").  The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "Facility") capable of producing approximately 9,300 barrels per day of renewable diesel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture is in the process of constructing the Facility, which is substantially complete with the phased commissioning of the Facility currently anticipated to be complete in second quarter 2013. The Facility is expected to convert grease, primarily used cooking oil and animal fats supplied by the Company, and potentially other feed stocks that become economically and commercially viable, such as inedible corn oil, into renewable diesel.  The Facility will use an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.1 billion pounds per year of recycled animal fats, recycled cooking oils and other feedstocks into renewable diesel product and certain other co-products.

In addition, the Company utilizes a portion of its rendered animal fats and recycled greases to produce Bio G-3000TM Premium Diesel Fuel.  The Company's biodiesel operations utilize raw material inputs sourced from its rendering operations as well as several third party additives in order to produce Bio G-3000TM.  The Company has the annual capacity to produce two million gallons of Bio G-3000TM.  The Company's biodiesel product is sold to its internal divisions as well as domestic commercial biodiesel producers to be used as biodiesel fuel, a clean burning additive for diesel fuel or as a biodegradable solvent or cleaning agent.  Bio G-3000TM is currently processed at the Company’s facility in Butler, Kentucky.

Raw materials pricing and supply contracts

The Company has two primary pricing arrangements—formula and non-formula arrangements—with its suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a "formula" arrangement, the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee.  The Company also acquires raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.  Approximately 80% of the Company's annual volume of raw materials is acquired on a "formula" basis.

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

Finished products

The Company's finished products are predominantly proteins (primarily MBM and PM), fats (primarily BFT, PG and YG), BBP and hides.  MBM, PM and BBP are used primarily as high protein additives in animal feed and pet food.  Fats are used as ingredients in the production of animal feed, pet food, soaps and as a substitute for traditional fuels.  Oleo-chemical producers use these fats as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.  Hides are sold to leather distributors and manufacturers for the production of leather goods.  The Company's principal finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile.  While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

Finished products

The Company's finished products include the following.

Protein Meals

The Company's meal products include MBM, PM, feather meal and blood meal. All of the Company's meal products are protein-rich and contain essential minerals and amino acids, which are critically important components of animal feed.  MBM, blood meal, PM and feather meal are sold to feed manufacturers while higher grade poultry meal is also sold to pet food manufacturers.  Some of the Company’s meals are also used as ingredients in its fertilizer operations.

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

Grease

The Company produces several different types of grease including YG and brown grease.  Grease, similar to animal fats, is an essential ingredient in livestock and pet foods due to its fatty acid composition and high energy content.  Due to its nutritional content, the majority of the Company's YG is sold to meat and poultry producers who use the grease as a feed additive.  In addition, some of the grease produced by the Company's rendering operations is burned as Fat for Fuel® or used to manufacture biodiesel.

Hides and skins

The Company processes cattle hides and hog skins from its own operations and other animal processing facilities.  The hides and skins are trimmed and cured in a brine solution that prepares them for tanneries.  Tanneries sell the tanned hides and skins primarily to leather companies that use the products in a variety of consumer goods including apparel and vehicle interiors.

Premium, value-added and branded products

The Company's premium, value-added and branded products command significantly higher pricing relative to its principal finished product lines due to their enhanced nutritional content, which is a function of the Company's proprietary processing techniques.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through the Company's commodity trading departments, which are located at Darling's corporate headquarters in Irving, Texas and in Cold Spring, Kentucky.  The Company also maintains sales offices in Des Moines, Iowa, New Orleans, Louisiana, and Memphis, Tennessee for the sale and distribution of selected products.  This sales force is in contact with customers daily and coordinates the sale and assists in the distribution of most finished products produced at the Company's processing plants.  The Company sells its finished products internationally through commodities brokers, Company agents and directly to customers in various countries. The Company markets certain of its finished product under its Dar Pro Solutions™ brand.

The Company sells its finished products primarily to producers of livestock feed, oleo-chemicals, bio-fuels, soaps, pet foods and leather goods for use as ingredients in their products or for further processing.  The Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore the actual pricing for the Company's finished products, as well a competing products, can be quite volatile.  Customers for the Company's premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses, among others.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients.  Oleo-chemical producers use fats as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products.  The Company typically enters into long-term supply contracts with pet food manufacturers.

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries or regions including Asia, the European Union, Latin America, the Pacific Rim, North Africa, Mexico and South America.  Total direct export sales were $216.2 million, $270.9 million and $71.0 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.  The Company also sells to third parties that export to various foreign countries.  The level of export sales varies from year to year depending on the relative strength of domestic versus foreign markets.  The Company obtains payment protection for most of its foreign sales by requiring payment before shipment or by requiring bank letters of credit or guarantees of payment from U.S. government agencies.  The Company ordinarily is paid for its products in U.S. dollars and has not experienced any material currency translation losses or any material foreign exchange control difficulties.  See Note 20 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by domestic and foreign customers.

Following diagnosis of the first U.S. case of bovine spongiform encephalopathy ("BSE") on December 23, 2003,  many countries banned imports of U.S.-produced beef and beef products, including MBM and initially BFT, though this initial ban on tallow was relaxed to permit imports of U.S.-produced tallow with less than 0.15% impurities.  Most foreign markets that were closed to U.S. beef following the discovery of the first U.S. case of BSE have been reopened to U.S beef, although some countries only accept boneless beef or beef from cattle less than 30 months of age.  Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef.

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

Finished products produced by the Company are shipped primarily FOB plant by truck or rail from the Company's plants shortly following production.  While there are some temporary inventory accumulations at various port locations for export shipments, inventories rarely exceed three weeks’ production and, therefore, the Company uses limited working capital to carry inventories and reduces its exposure to fluctuations in commodity prices.  Other factors that influence competition, markets and the prices that the Company receives for its finished products include the quality of the Company's finished products, consumer health consciousness, worldwide credit conditions and government aid.  From time to time, the Company enters into arrangements with its suppliers of raw materials pursuant to which these suppliers buy back the Company’s finished products.

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished product to customers.  It also utilizes third party freight to cost-effectively transfer materials and augment its in-house logistics fleet.  Within the Company’s bakery feed division, substantially all inbound and outbound freight is handled by third party logistics companies.

COMPETITION

Management of the Company believes that the most challenging aspect of the business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers (rendering operations integrated with the meat or poultry packing operation).  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and, as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented and very competitive.  The Company competes with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and bio-diesel companies, as well as the alternative of illegal disposal.  In addition, food service establishments have increasingly experienced theft of used cooking oil.  A number of the Company's competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for raw materials is based primarily on price and proximity to the supplier.

In marketing its finished products domestically and internationally, the Company faces competition from other processors and from producers of other suitable commodities.  Tallows and greases are, in certain instances, substitutes for soybean oil, inedible corn oil and palm oils, while MBM and PM are a substitute for soybean meal.  Bakery feed is a substitute for corn in animal feed.  Consequently, the prices of BFT, PG, YG, MBM, PM and BBP correlate with these substitute commodities.  The markets for finished products are impacted mainly by the worldwide supply of and demand for fats, oils, proteins and grains.

SEASONALITY

Although the amount of raw materials made available to the Company by its suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold weather, which can hinder the collection of raw materials.  The amount of bakery residuals the Company will process generally increases on a seasonal basis during the summer from June to September.  Warm weather can also adversely affect the quality of raw materials processed and the Company’s yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of operating results of the Company between periods.

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers its intellectual property to be of material value.  The Company has registered or applied for registration of certain of its intellectual property, including the tricolor triangle used in the Company’s signage and logos and the names "Darling," "Griffin Industries," "Dar Pro Solutions," "Dar Pro," "Nature Safe," "CleanStar" and "Cookie Meal" and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.  The Company’s policy generally is to pursue intellectual property protection considered necessary or advisable.

EMPLOYEES AND LABOR RELATIONS

As of December 29, 2012, the Company employed approximately 3,400 persons full-time.  While the Company has no national or multi-plant union contracts, approximately 25% of the Company's employees are covered by multiple collective bargaining agreements.  Management believes that the Company's relations with its employees and their representatives are good.  There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

See Item 1A "Risk Factors – The Company’s business may be affected by the impact of BSE and other food safety issues," for more information regarding certain FDA rules that affect the Company's business, including changes to the BSE Feed Rule.

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

On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle over 30 months of age and born after March 1, 1999 and bovine products derived from such cattle to be imported into the U.S. for any use. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of SRM from Canadian born cattle slaughtered in Canada are not permitted. On March 16, 2012, APHIS proposed amending import regulations for all countries to establish a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health and to base importation requirements for cattle and beef products on: (1) the inherent risk of BSE infectivity in the commodity to be imported and (2) the BSE risk status of the region from which the commodity originates. This proposed rule had not been finalized as of the date of this report.

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

The Company's finished products are, with certain exceptions, commodities, the prices of which are quoted on, or derived from prices quoted on, established commodity markets.  Accordingly, the Company's results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for the Company's products by the Company's customers.  Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs or energy policies, changes in international agricultural trading policies, impact of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons.  While the Company seeks to mitigate the risk associated with price declines, including through the use of formula pricing tied to commodity prices for a substantial portion of the Company's raw materials and hedging, a significant decrease in the market price of the Company's products or of other commodities that may be substituted for the Company's products would have a material adverse effect on the Company's results of operations and cash flow.

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

Management believes that the most competitive aspect of the Company's business is the procurement of raw materials rather than the sale of finished products.  Pronounced consolidation within the meat packing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers.  Simultaneously, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as the Company, has decreased significantly.  The slaughter rates in the meat processing industry are subject to decline due to economic conditions, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  In addition, the Company has seen an increase in the use of restaurant grease in the production of biodiesel, which has increased competition for the collection of used cooking oil and contributed to an increase in the frequency and magnitude of theft of used cooking oil.  Furthermore, the general performance of the U.S. economy, declining U.S. consumer confidence and the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets has had a negative impact on the Company's raw material volume, such as through the forced closure of certain of the Company’s raw material suppliers.  A significant decrease in available raw materials or a closure of a raw material supplier could materially and adversely affect the Company's business and results of operations, including the carrying value of the Company's assets.

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive.  The Company competes with other rendering businesses and alternative methods of disposal of animal by-products, bakery residual processing and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal.  See Item 1, "Competition." In addition, restaurants experience theft of used cooking oil, the frequency and magnitude of which has increased with the rise in value of used cooking oil.  Depending on market conditions, the Company either charges a collection fee to offset a portion of the cost incurred in collecting raw material or will pay for the raw material.  To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of the Company's collection fees being deemed too expensive or otherwise, the Company's raw material supply will decrease and the Company’s collection fee revenues will decrease, which could materially and adversely affect the Company's business and results of operations.

A majority of Darling's volume of rendering raw materials, including all of its significant poultry accounts, and substantially all of its bakery feed raw materials are acquired on a "formula basis," which in most cases is set forth in contracts with the Company's suppliers, generally with multi-year terms.  These "formulas" allow the Company to manage the risk associated with decreases in commodity prices by adjusting the Company's costs of materials based on changes in the price of the Company's finished products, while also permitting the Company, in certain cases, to benefit from increases in commodity prices.  The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between the Company and the Company's suppliers of the costs and benefits from movements in commodity prices.  Changes to these formulas or the inability to renew such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

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

In fiscal 2012, Darling's top ten customers for finished products accounted for approximately 29% of product sales.  In addition, its top ten raw material suppliers accounted for approximately 25% of its raw material supply in the same period.  A disruption to, termination of, or modifications to the Company's relationships with any of the Company's significant suppliers or customers could cause the Company's businesses to suffer significant financial losses and could have a material adverse impact on the Company's business, earnings, financial condition and/or cash flows.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into the JV Agreement with a wholly-owned subsidiary of Valero to form the Joint Venture.  The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the Facility, which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero’s refinery in Norco, Louisiana.  The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract ("EPC Contract") that is intended to fix the Joint Venture's maximum economic exposure for the cost of the Facility, without regard to project scope changes.  Construction of the Facility is substantially complete with the phased commissioning of the Facility currently anticipated to be complete in second quarter 2013.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture ("Opco"), entered into (i) a facility agreement (the "Facility Agreement") with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the "Lender"), and (ii) a loan agreement (the "Loan Agreement") with the Lender, which will provide the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the "JV Loan") to support the design, engineering and construction of the Facility, which is now in the final stages of construction. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $17.3 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of December 29, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $62.5 million included on the consolidated balance sheet.

The Company is aware that a third party patent holder has filed patent infringement claims against a producer of renewable diesel fuel and its owners. The producer is unrelated to the Company, the Joint Venture or, to our knowledge, Valero. The Company has not, and to its knowledge neither the Joint Venture or Valero has, received any communication from such patent holder regarding similar claims against the Joint Venture. The Joint Venture has licensed a process from UOP LLC, a subsidiary of Honeywell International Inc., that it will utilize in producing renewable diesel fuel. The Company believes that the Joint Venture's process differs from the process that is the subject of the infringement suit. Accordingly, any patent infringement claim that might be asserted in the future against either the Company or the Joint Venture would be vigorously opposed. However if any patent holder successfully challenged the patents under which the Joint Venture operates, the Joint Venture could incur increased expenses or the need to modify its operation which could negatively impact the Joint Venture's results of operations.

While construction of the facility is substantially complete, there is no guarantee that unforeseen issues will not arise in connection with the startup of the Facility, and any unexpected significant scope changes to the project related thereto could require investment of additional significant financial resources by the Company which may require the Company to obtain additional financing. Further, while the two principal technologies to be licensed for the Joint Venture are established technologies, their use together in the manner currently contemplated for the Joint Venture is innovative and has not been previously employed.  Accordingly, if the Facility is completed, there is no guarantee that the Joint Venture will be profitable or allow the Company to make a return on the Company’s investment, and the Company may lose the Company's entire investment.

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

In addition, the commencement and operation of a joint venture such as this involve a number of risks that could harm the Company’s business and result in the Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•	the breakdown or failure of equipment or processes;

•	the failure of the end product to perform as anticipated;

•	unforeseen engineering and environmental issues;

•	the inaccuracy of the Company's assumptions about the timing and amount of anticipated costs and revenues;

•	the diversion of management time and resources;

•	obtaining permits and other regulatory issues, license revocation and changes in legal requirements;

•	insufficient experience with the technologies and markets involved;

•	difficulties in establishing relationships with suppliers and end user customers;

•	unanticipated cost overruns;

•	risks commonly associated with the start-up of "greenfield" projects;

•	performance below expected levels of output or efficiency;

•	reliance on Valero and its adjacent refinery facility for many services and processes;

•	subsequent impairment of the acquired assets, including intangible assets;

•	possible third party claims of intellectual property infringement; and

•	being bought out and not realizing the benefits of the Joint Venture.

If any of these risks described above were to materialize and the operations of the Joint Venture were significantly disrupted, this could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business may be affected by energy and trade policies of U.S. and foreign governments.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007 on February 3, 2010, the EPA finalized regulations for RFS2.  The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On September 14, 2012, the EPA issued a final rule establishing the biomass-based diesel volume for calendar year 2013 to be 1.28 billion gallons, effective on November 26, 2012. This requirement is unchanged from the volume in a proposed rule issued by the EPA on June 20, 2011. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement.  In order to qualify as a "renewable fuel" each type of fuel from each type of feed stock is required to lower greenhouse gas emissions ("GHG") by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company's finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company's finished products.  Accordingly, changes to, a failure to enforce or discontinuing any of these programs could have a negative impact on the Company's business and results of operations.

The Company's exports are subject to the imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of the Company's MBM, BFT and YG. General economic and political conditions as well as the closing of borders by foreign countries to the import of the Company's products due to animal disease or other perceived health or safety issues impact the Company. As a result trade policies of both U.S and foreign countries could have a negative impact on the Company's business and results of operations.

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

The quantity of raw materials available to the Company is impacted by seasonal factors, including holidays, when raw material volume declines, and cold weather, which can impact the collection of raw material.  In addition, warm weather can adversely affect the quality of raw material processed and the Company's yield on production due to more rapidly degrading raw materials.  The quality and volume of finished product that the Company is able to produce could be negatively impacted by unseasonable weather or unexpected declines in the volume of raw material available during holidays, which in turn could have a material adverse impact on the Company's business, results of operations and financial condition. In addition, severe weather events may also impact the Company's ability to collect raw material or to transport finished product.

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

Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the "BSE Feed Rule") to prevent further spread of BSE, commonly referred to as "mad cow disease."  Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers.  Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef. On April 24, 2012, the USDA confirmed the occurrence of a new, single case of BSE in a dairy cow in central California.  Even though the USDA confirmed that material derived from the cow did not enter the food or feed supply and that this appears to be a single, isolated incident of "atypical" BSE which is not spread through feed and does not affect humans, Indonesia closed its markets to MBM derived from U.S. beef, and those markets remain closed as of the filing date of this Report.  The Company does not expect this trade disruption to have material impact on the Company's business, financial condition or results of operations. Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE ("Enhanced BSE Rule").  These new regulations amended the BSE Feed Rule to also prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals.  In addition, the Enhanced BSE Rule prohibits brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, ("Prohibited Cattle Materials") and tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities in the feed or food for all animals.  The Company has followed the Enhanced BSE Rule since it was first published in 2008 and has made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations.  Notwithstanding the foregoing, the Company can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule will not negatively impact the Company’s operations and financial performance.

With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  As a prerequisite to new requirements specified by the FDAAA, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued "Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance."  Stakeholder comments and questions about the Reportable Food Registry were incorporated into a second draft guidance ("RFR Draft Guidance"), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.  On July 27, 2010, the FDA released "Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance" ("Draft CPG"), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Draft CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

In addition, the Food Safety Modernization Act ("FSMA") was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FMSA also requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the Federal Food, Drug and Cosmetic Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. FDA delayed the start of facility registration renewals until October 22, 2012, while it completed revisions to its on-line registration site and subsequently extended the deadline for completing such registration renewals from December 31, 2012 to January 31, 2013. Other new FDA regulations mandated by the FSMA will require registered facilities to perform hazard analyses and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. The FDA published its intent to meet the preventive control provisions required by the FSMA on January 16, 2013 in two proposed rules for manufactured food and produce intended for human consumption: (1) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food and (2) Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption. Neither of these proposed rules is for animal feed and, as of the date of this filing, the FDA has not published a proposed rule for implementing preventive controls for animal feed. The Company has followed the FSMA throughout its legislative history and has renewed registrations for all of its facilities and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

The Company’s business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially known as "Swine Flu") and highly pathogenic strains of avian influenza, including H5N1 and H7N3 avian influenza (both strains are collectively known as "Bird Flu"), that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Wild migratory birds are usually responsible for spreading the Bird Flu to domestic poultry. The H5N1 strain has not been reported in North America. Outbreaks of the H7N3 strain, however, were reported on chicken farms in Mexico during 2012, in July and again in December. A new outbreak of the H7N3 virus on seven commercial chicken farms in Mexico was confirmed February 16, 2013, by Mexican animal health authorities. As of the date of this report, though, neither Bird Flu nor Swine Flu has been linked to a global disease pandemic among humans. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

If the Company or the Company's customers are the subject of product liability claims or product recalls, the Company may incur significant and unexpected costs and the Company's business reputation could be adversely affected.

The Company and its customers for whom the Company manufactures products may be exposed to product liability claims and adverse public relations if consumption or use of the Company's products is alleged to cause injury or illness to humans or animals.  In addition, the Company and its customers may be subject to product recalls resulting from developments relating to the discovery of unauthorized adulterations to food additives.  The Company's insurance may not be adequate to cover all liabilities the Company incurs in connection with product liability claims, whether or not legitimate, or product recalls.  The Company may not be able to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product liability judgment against the Company or against one of its customers for whom the Company manufactures products, or the Company's or its customer's agreement to settle a product liability claim or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow.  In addition, even if product liability claims against the Company or its customers for whom the Company manufactures products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating the Company's business and may result in adverse publicity.

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

If the Company were to experience a disruption in its information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any such disruption could adversely affect the Company's ability to meet its financial reporting obligations.  The Company may also encounter difficulties in developing new systems or maintaining and upgrading existing systems.  Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or cause the Company to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on the Company's results of operations.

In order to enhance its technology, customer service, and business processes, the Company has begun a multi-year project to replace its existing work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning ("ERP") system. The implementation process involves a number of risks that may adversely hinder the Company's business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management's attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events, some of which are beyond the Company's control. These types of issues could disrupt the Company's business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Company's financial position and results of operations.

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

The Company's facilities are subject to various federal, state and local environmental and other permitting requirements, depending on their locations.  Periodically, these permits may be reviewed and subject to amendment or withdrawal.  Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, or other unscheduled shutdown involving one of the Company's facilities, in a majority of the Company's markets it would utilize a nearby operating facility to continue to serve its customers.  In certain markets, however, the Company does not have alternate operating facilities.  In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, or other unscheduled shutdown in these markets, the Company may experience an interruption in its ability to service its customers and to procure raw materials.  This may materially and adversely affect the Company's business and results of operations in those markets.  In addition, after an operating facility affected by a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use the Company's services.

The Company's level of indebtedness could adversely affect the Company's ability to operate its business, react to changes in the economy or its industry and make payments on its indebtedness.

    As of December 29, 2012, the Company had total indebtedness of approximately $250.2 million, consisting of $250.0 million of 8.5% Senior Notes due 2018 (the "Senior Unsecured Notes") and other insignificant debt and undrawn commitments available for additional borrowings under the Company's senior secured credit facilities (the "Senior Secured Credit Facilities"), entered into on December 17, 2010. The Company's level of indebtedness could have important consequences, including the following:

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

The Company's disclosure controls and procedures were deemed to be effective in fiscal 2012.  However, any future failures to maintain the effectiveness of the Company's disclosure controls and procedures, including the Company's internal control over financial reporting, could subject the Company to a loss of public confidence in its internal control over financial reporting and in the integrity of its public filings and financial statements and could harm the Company’s operating results or cause the Company to fail to meet its regulatory reporting obligations in a timely manner.  The ongoing integration of the operations of Griffin following the Merger could create additional risks to the Company's disclosure controls, including the Company’s internal controls over financial reporting.

An impairment in the carrying value of the Company's goodwill or other intangible assets may have a material adverse effect on the Company's results of operations.

As of December 29, 2012, the Company has approximately $381.4 million of goodwill.  The Company is required to annually test goodwill to determine if impairment has occurred.  Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred.  If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made.  The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or changes in competition.  Changes in these factors, or changes in actual performance compared with estimates of the Company's future performance, may affect the fair value of goodwill, which may result in an impairment charge.  For example, a deterioration in demand for, or increases in costs for producing a supplier's principal products could lead to a reduction in the supplier's output of raw materials, thus impacting the fair value of a plant processing that raw material. The Company cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill become impaired, there may be a materially adverse effect on the Company's results of operations.

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

Certain multiemployer defined benefit pension plans to which the Company contributes are under-funded.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  Based upon the most currently available information, certain of these multiemployer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the Pension Protection Act, which was enacted in August 2006 and went into effect in January 2008, requires under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding.  As a result, the Company's required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, the Company’s voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan to which the Company contributes would require the Company to make payments to the plan for the Company’s proportionate share of such multiemployer plan’s unfunded vested liabilities.  Also, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service ("IRS") may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan.  For more information on the multiemployer pension plans in which the Company participates see Note 15 to the Consolidated Financial Statements. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact the Company’s liquidity and results of operations.

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

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which the Company operates, the Company's business operations, the Company's expectations and other forward-looking statements contained in this report.  The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties.  The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing war in Afghanistan and other conflicts in the Middle East, may cause greater uncertainty and cause the Company's business to suffer in ways that cannot currently be predicted.  Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact the Company's facilities or those of the Company's suppliers or customers could have an impact on the Company's sales, supply chain, production capability and costs and the Company's ability to deliver its finished products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, in an office facility where the Company leases approximately 53,000 square feet.  The Company also maintains regional offices in Cold Spring, Kentucky and Des Moines, Iowa.

As of December 29, 2012, the Company operates over 120 processing and transfer facilities including the processing locations listed below.  All of the processing facilities are owned except for ten leased facilities and the Company owns or leases 57 transfer stations in the U.S., some of which also process yellow grease and trap.  These transfer stations serve as collection points for routing raw material to the processing facilities set forth below.  Some locations service a single business segment while others service more than one business segment.  The following is a listing of the Company’s operating facilities by business segment:

LOCATION	DESCRIPTION
Rendering Business Segment
Bastrop, TX	Rendering/Yellow Grease
Bellevue, NE	Rendering/Yellow Grease
Berlin, WI	Rendering/Yellow Grease
Blue Earth, MN	Rendering/Yellow Grease
Blue Island (Chicago), IL	Yellow Grease/Trap
Boise, ID	Rendering/Yellow Grease
Butler, KY	Rendering/Yellow Grease/Trap
Butler, KY	Biodiesel
Calhoun, GA	Yellow Grease
Cincinnati, OH	Hides
Cleveland, OH	Yellow Grease/Trap
Clinton, IA	Rendering/Yellow Grease
Coldwater, MI	Rendering/Yellow Grease
Collinsville, OK	Rendering/Yellow Grease
Columbus, IN	Rendering/Yellow Grease/Trap
Dallas, TX	Rendering/Yellow Grease
Denver, CO	Rendering/Yellow Grease
Denver, CO	Edible Meat and Tallow
Des Moines, IA	Rendering/Yellow Grease
Detroit, MI	Yellow Grease/Trap
East Dublin, GA	Rendering/Yellow Grease/Trap
E. St. Louis, IL	Rendering/Yellow Grease/Trap
Ellenwood, GA	Rendering/Yellow Grease
Fairfax, MO	Protein Blending
Fresno, CA	Rendering/Yellow Grease
Grand Island, NE (1)	Pet Food
Henderson, KY	Fertilizer Blending
Holden, LA	Yellow Grease/Trap
Houston, TX	Rendering/Yellow Grease/Trap
Indianapolis, IN	Yellow Grease/Trap
Jackson, MS	Rendering/Yellow Grease/Trap
Kansas City, KS	Rendering/Yellow Grease/Trap
Kansas City, KS	Protein Blending
Kansas City, MO	Hides
Lexington, NE	Rendering/Protein Blending
Little Rock, AR	Yellow Grease/Trap
Los Angeles, CA	Rendering/Yellow Grease/Trap
Lynn Center, IL	Protein Blending
Mason City, IL	Rendering/Yellow Grease
Newark, NJ	Rendering/Yellow Grease/Trap
Newberry, IN	Rendering/Yellow Grease
No. Las Vegas, NV	Yellow Grease/Trap
Omaha, NE	Protein Blending
Quincy, FL	Hides
Russellville, KY	Rendering/Yellow Grease/Trap
San Diego, CA (1)	Trap
San Francisco, CA (1)	Rendering/Yellow Grease/Trap
Santa Ana, CA (1)	Trap
Sioux City, IA	Rendering/Yellow Grease
Smyrna, GA	Trap
Starke, FL	Rendering/Yellow Grease/Trap
Tacoma, WA (1)	Rendering/Yellow Grease/Trap
Tampa, FL	Rendering/Yellow Grease/Trap
Turlock, CA	Rendering/Yellow Grease

Union City, TN	Rendering/Yellow Grease
Wahoo, NE	Rendering/Yellow Grease
Wichita, KS	Rendering/Yellow Grease/Trap

Bakery Feed Segment
Albertville, AL (1)	Bakery Feed
Butler, KY (1)	Bakery Feed
Doswell, VA	Bakery Feed/Yellow Grease
Henderson, KY (1)	Bakery Feed
Honey Brook, PA	Bakery Feed
Marshville, NC	Bakery Feed/Yellow Grease
Memphis, TN (1)	Bakery Feed
North Baltimore, OH	Bakery Feed
Watts, OK (1)	Bakery Feed/Yellow Grease

(1)      Property is leased.  Rent expense for these leased properties was $1.3 million in the aggregate in fiscal 2012.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 29, 2012 and December 31, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $37.0 million and $38.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.3 million and $9.6 million, respectively, related to these liabilities, as of December 29, 2012 and December 31, 2011. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area.  The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the "Tierra/Maxus Litigation").  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. ("Tierra") and Maxus Energy Corporation ("Maxus"), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously.  All previously scheduled discovery and trial dates in the case have been stayed pending settlement discussions amongst the parties. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to

Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey.  In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site.  As of the date of this report, the Company has not agreed to participate in the funding group.  The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position or results of operation.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. The City of Fresno and Darling International Inc. In the complaint, which was subsequently amended on January 31, 2013, the plaintiff alleges that the City of Fresno has failed to enforce its own zoning ordinances and permitting requirements and engaged in a number of discriminatory practices against the citizens of West Fresno. In addition, the complaint alleges that the Company's Fresno facility is operating without a proper use permit and constitutes a continuing private and public nuisance. In the complaint the plaintiff seeks, among other things, injunctive relief. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in February 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition or results of operations.

The Company is engaged in other legal proceedings from time to time. The proceedings described above and such other proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome being dependent upon a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the described actions, the ultimate resolution and potential financial impact on the Company is uncertain.

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

	Market Price
Fiscal Quarter	High	Low
2012:
First Quarter	$17.90	$13.27
Second Quarter	$17.63	$13.94
Third Quarter	$18.43	$16.05
Fourth Quarter	$18.50	$15.22
2011:
First Quarter	$15.89	$12.09
Second Quarter	$19.15	$14.76
Third Quarter	$18.51	$12.59
Fourth Quarter	$14.75	$11.69

On February 20, 2013, the closing sales price of the Company's common stock on the NYSE was $16.87.  The Company has been notified by its stock transfer agent that as of February 20, 2013, there were 122 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2013.  The agreements underlying the Company's Senior Secured  Credit Facilities and Senior Unsecured Notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the CS-Agribusiness Index for the period from December 29, 2007 to December 29, 2012, assuming the investment of $100 on December 29, 2007 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 29, 2012, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by i) all compensation plans previously approved by the Company's security holders, and ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	899,284	(1)	$7.93	11,016,544
Equity compensation plans not approved by security holders	–		–	–
Total	899,284		$7.93	11,016,544

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”) as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2012 Plan.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 29, 2012, December 31, 2011, and January 1, 2011, and the related notes thereto.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	Fifty-two	Fifty-two	Fifty-two	Fifty-two	Fifty-three
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 29,	December 31,	January 1,	January 2,	January 3,
	2012 (l)	2011	2011 (k)	2010 (j)	2009 (i)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,701,429	$1,797,249	$724,909	$597,806	$807,492
Cost of sales and operating expenses (a)	1,232,604	1,268,221	531,699	439,817	614,567
Selling, general and administrative expenses	151,713	136,135	68,042	61,062	59,761
Depreciation and amortization	85,371	78,909	31,908	25,226	24,433
Acquisition costs	—	—	10,798	468	—
Goodwill impairment (b)	—	—	—	—	15,914
Operating income	231,741	313,984	82,462	71,233	92,817
Interest expense (c)	24,054	37,163	8,737	3,105	3,018
Other (income)/expense, net (a), (d), (e), (f)	(1,760)	2,955	3,382	1,249	(117)
Equity in net loss of unconsolidated subsidiary	2,662	1,572	—	—	—
Income from continuing operations before income taxes	206,785	272,294	70,343	66,879	89,916
Income tax expense	76,015	102,876	26,100	25,089	35,354
Net Income	$130,770	$169,418	$44,243	$41,790	$54,562
Basic earnings per common share	$1.11	$1.47	$0.53	$0.51	$0.67
Diluted earnings per common share	$1.11	$1.47	$0.53	$0.51	$0.66
Weighted average shares outstanding	117,592	114,924	82,854	82,142	81,685
Diluted weighted average shares outstanding	118,089	115,525	83,243	82,475	82,246
Other Financial Data:
Adjusted EBITDA (a), (g)	$317,112	$392,893	$114,370	$96,459	$133,164
Depreciation	57,305	50,891	26,328	21,398	19,266
Amortization	28,066	28,018	5,580	3,828	5,167
Capital expenditures (h)	115,413	60,153	24,720	23,638	31,006
Balance Sheet Data:
Working capital	$158,578	$92,423	$30,756	$75,100	$67,446
Total assets	1,552,416	1,417,030	1,382,258	426,171	394,375
Current portion of long-term debt	82	10	3,009	5,009	5,000
Total long-term debt less current portion	250,142	280,020	707,030	27,539	32,500
Stockholders’ equity	1,062,436	920,375	464,296	284,877	236,578

(a)	Fiscal 2011 through fiscal 2008 includes certain prior year immaterial amounts that have been reclassified to conform to fiscal 2012 presentation.

(b)	Includes a goodwill impairment charge of $15.9 million in the fourth quarter of fiscal 2008.

(c)
Included in interest expense for fiscal 2010 is approximately $3.1 million for bank financing fees paid as a result of the acquisition of Griffin and in fiscal 2011 includes the write-off of approximately $4.9 million in deferred loan costs from payments on the term loan portion of the Company's Secured Credit Facilities. Additionally, fiscal 2012 includes the write-off of approximately $0.7 million in deferred loan costs as a result of the final payoff on the term loan portion of the Company's Secured Credit Facilities.

(d)	Included in other (income)/expense in fiscal 2010 is a write-off of deferred loan costs of approximately $0.9 million for the early termination of a previous senior credit agreement.

(e)	Included in other (income)/expense in fiscal 2010 is a write-off of property for fire and casualty losses of approximately $1.0 million for losses incurred in plant fires at two plant locations.

(f)	Included in other (income)/expense in fiscal 2012 are gain contingencies from insurance proceeds from fiscal 2012 and fiscal 2010 fire and casualty losses of approximately $4.7 million.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
Net income	$130,770	$169,418	$44,243	$41,790	$54,562
Depreciation and amortization	85,371	78,909	31,908	25,226	24,433
Goodwill impairment	—	—	—	—	15,914
Interest expense	24,054	37,163	8,737	3,105	3,018
Income tax expense	76,015	102,876	26,100	25,089	35,354
Other, net	(1,760)	2,955	3,382	1,249	(117)
Equity in net loss of unconsolidated subsidiary	2,662	1,572	—	—	—
Adjusted EBITDA	$317,112	$392,893	$114,370	$96,459	$133,164

(h)
Excludes the capital assets acquired as part of the RVO BioPur, LLC acquisition in fiscal 2012 of approximately $0.6 million. Also, excludes the capital assets acquired as part of the Merger of Griffin and from Nebraska By-Products, Inc. of approximately $243.7 million in fiscal 2010 and excludes the capital assets acquired in fiscal 2008 from API Recycling’s used cooking oil collection business of $3.4 million.  Finally, also excludes the capital assets acquired in fiscal 2009 from Boca Industries, Inc. and Sanimax USA, Inc. of approximately $8.0 million.

(i)	Subsequent to the date of acquisition, fiscal 2008 includes 19 weeks of contribution from the API Recycling used cooking oil collection business.

(j)
Subsequent to the date of acquisition, fiscal 2009 includes 45 weeks of contribution from the acquired assets of Boca Industries, Inc. and does not include any contribution from assets acquired from Sanimax USA, Inc. as the acquisition occurred on December 31, 2009.

(k)	Subsequent to the date of acquisition, fiscal 2010 includes 2 weeks of contribution from the Griffin assets and 31 weeks of contribution from the assets of Nebraska By-Products, Inc.

(l)	Subsequent to the date of acquisition, fiscal 2012 includes 29 weeks of contribution from the RVO BioPur, LLC assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading "Forward Looking Statements" and elsewhere in this report, and in Item 1A of this report under the heading "Risk Factors."

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.  During fiscal 2010, the Company was organized into two operating business segments, Rendering and Restaurant Services.  Effective January 2, 2011, as a result of the acquisition of Griffin (as further described below), the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. Comparative segment revenues and related financial information are discussed herein and are presented in Note 20 to the Consolidated Financial Statements.

Overview

The Company is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors,  commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin pursuant to the Merger Agreement, by and among Darling, Griffin and Robert A. Griffin, as the Griffin shareholders' representative.  Griffin survived the Merger as a wholly-owned subsidiary of Darling.  The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal, ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")), and bakery by-product ("BBP") as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  All of the Company's finished products are commodities and are priced relative to competing commodities, primarily inedible corn, soybean oil, inedible corn oil and soybean meal.  Finished product prices will track as to nutritional and industry value to the ultimate customer’s use of the product.  The Company's fiscal 2012 and fiscal 2011 business and operations include 52 weeks of contribution from the assets acquired in the Griffin Transaction as compared to 2 weeks of contribution from these assets in fiscal 2010. For additional information on the Company's business, see Item 1, "Business," and for additional information on the Company's segments, see Note 20 of Notes to Consolidated Financial Statements.

Fiscal 2012 was once again a strong year for the Company. Earnings performance was modestly weaker than fiscal 2011, but the Company still achieved the second best year in its 130 year history. Lower finished product prices for the Company's industry were the primary driver. Historically finished product markets continued on the high end of the range and the Company saw the global feed grains and oilseed markets touch record highs; however, the Company's finished products became discounted versus their traditional and historical relationships.  Aiding these discounts were increased slaughter weights, additional volumes of inedible corn oil from the ethanol industry, a continued slowness of MBM exports to Indonesia and the reluctance of Europe to allow used cooking oil imports in a meaningful manner. Overall, raw material volumes for fat and bone for fiscal 2012 was about the same as fiscal 2011, and the Company's raw material volumes from restaurants and bakeries were down.  The Company's restaurant service benefited as the U.S. economy improved and eating out normalized, however the used cooking oil margins were challenged due to competition for raw material and other competing fats.  Energy costs for natural gas and diesel fuel were favorable in fiscal 2012 as compared to fiscal 2011.  Overall operating costs were effectively managed and a strong capital improvement program was deployed.

The bakery business segment made a solid contribution during fiscal 2012. Input volumes were sluggish during the first half of the year, but returned to historical and anticipated levels by June. Cookie Meal® prices improved and tracked with the rising price of corn, which ultimately drove bakery segment earnings.

Operating income of $231.7 million decreased by $82.3 million in fiscal 2012 compared to fiscal 2011.  The continuing challenges faced by the Company as discussed below, indicate there can be no assurance that operating results achieved by the Company in fiscal 2012 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during Fiscal 2012

•
Lower finished product prices for California MBM, BFT, PG and YG as compared to fiscal 2011 is a sign of decreased demand due to a slowdown in the domestic and international markets. These lower prices were partially offset by an overall increase in average MBM (Illinois), PM (both feed grade and pet food) and corn prices which are used to price BBP. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the reduction in raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen Index, an established trading exchange publisher (the "Jacobsen") used by management to monitor performance, is provided below in Summary of Key Indicators.

•
The Company collected lower raw material volumes in fiscal 2012 as compared to fiscal 2011 due to overall weaker slaughter and processor rates as a result of economic conditions in the animal processing industry. If the reduction in slaughter and processor rates continues or accelerates, there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•	Energy prices for natural gas and diesel fuel declined during fiscal 2012 as compared to fiscal 2011. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2013 and Thereafter

Critical Issues and Challenges

•
The impact of the 2012 summer drought in the Midwest and other parts of the United States resulted in a significant decline in 2012 crop production.   Prices of grains and grain products during fiscal 2012 increased to near historical highs. While price increases of these grains and ingredients may be favorable for the selling price of the Company's finished products in the short term, the severity of these price increases could be detrimental to the future production economics of meat and poultry.   A decrease in production by the meat and poultry processors as a result of these economic conditions could have a negative impact on the availability, quantity and quality of raw materials available to the Company in the future.

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

•
Finished product prices for MBM in California and BFT, PG and YG commodities have decreased during fiscal 2012 as compared to the same period of fiscal 2011.  No assurance can be given that this decrease in commodity prices for various fats and certain regional proteins will not continue in the future, as commodity prices are volatile by their nature.  A further decrease in commodity prices could have a significant impact on the Company’s earnings for fiscal 2013 and into future periods.

•
The Company collected lower raw material volumes in fiscal 2012 as compared to fiscal 2011 due to overall weaker slaughter and processor rates as a result of economic conditions in the animal processing industry. If this reduction continues or accelerates, there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations in the future.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas represents a significant component of factory cost included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel represents a significant component of collection costs included in cost of sales.  Lower natural gas and diesel fuel prices were realized during fiscal 2012 as compared to fiscal 2011. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Energy and Trade Policies

•
As previously noted, prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions, and programs such as RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company’s finished products. See the risk factor entitled "The Company’s business may be affected by energy and trade policies of U.S. and foreign governments," on page 14, for more information regarding RFS2 and how changes to these worldwide government policies could have a negative impact on the Company’s business and results of operations.

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

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease."  As previously noted, in October 2009 the FDA began enforcing the Enhanced BSE Rule and the Company made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's operations.

Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

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

•
The emergence of diseases such as Swine Flu and highly pathogenic strains of avian influenza, including Bird Flu, that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. The H5N1 strain has not been reported in North America. Outbreaks of the H7N3 strain, however, were reported on chicken farms in Mexico during 2012, in July and again in December. A new outbreak of the H7N3 virus on seven commercial chicken farms in Mexico was confirmed February 16, 2013, by Mexican animal health authorities. As of the date of this report, though, neither Bird Flu nor Swine Flu has been linked to a global disease pandemic among humans. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, Bird Flu or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products

These challenges indicate there can be no assurance that fiscal 2012 operating results are indicative of future operating performance of the Company.

Results of Operations

Fifty-two Week Fiscal Year Ended December 29, 2012 (“Fiscal 2012”) Compared to Fifty-two Week Fiscal Year Ended December 31, 2011 (“Fiscal 2011”)

Summary of Key Factors Impacting Fiscal 2012 Results:

Principal factors that contributed to a $82.3 million decrease in operating income, which are discussed in greater detail in the following section, were:

•	Decrease in finished product prices, net of reduced raw material cost,

•	Decrease in raw material volumes,

•	Increases in payroll and related benefit costs, and

•	A prior year purchase contingency gain not re-occuring in the current year.

These decreases were partially offset by:

•	Decrease in energy costs, primarily natural gas and diesel fuel, and

•	Increase in yield.

Summary of Key Indicators of Fiscal 2012 Performance:
Principal indicators that management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices,

•	Raw material volume,

•	Production volume and related yield of finished product,

•	Energy prices for natural gas quoted on the NYMEX index and diesel fuel,

•	Collection fees and collection operating expenses, and

•	Factory operating expenses.
These indicators and their importance are discussed below in greater detail.
Finished Product Commodity Prices. Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen, an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of Fiscal 2012, the Jacobsen stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company is reporting prices for corn, which is a substitute commodity for BBP. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During Fiscal 2012, the Company's actual sales prices by product trended with the reported Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2012, compared to average Jacobsen prices for Fiscal 2011 follow:

	Avg. Price Fiscal 2012	Avg. Price Fiscal 2011	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$405.58/ton	$354.84/ton	$ 50.74/ton	14.3%
MBM (California)	$356.02/ton	$360.32/ton	$ (4.30/ton)	(1.2)%
Feed Grade PM (Carolina)	$483.78/ton	$400.21/ton	$ 83.57/ton	20.9%
Pet Food PM (Southeast)	$713.76/ton	$637.30/ton	$ 76.46/ton	12.0%
BFT (Chicago)	$ 43.83/cwt	$ 49.58/cwt	$ (5.75/cwt)	(11.6)%
PG (Southeast)	$ 42.71/cwt	$ 45.94/cwt	$ (3.23/cwt)	(7.0)%
YG (Illinois)	$ 37.31/cwt	$ 43.19/cwt	$ (5.88/cwt)	(13.6)%
Bakery Segment:
Corn (Illinois)	$7.21/bushel	$6.89/bushel	$ 0.32/bushel	4.6%

The overall decrease in average California MBM, BFT, PG, and YG prices of the finished products the Company sells had an unfavorable impact on revenue that was partially offset by an overall increase in average Illinois MBM, average PM (both feed grade and pet food) and corn prices and the reduction to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

During the fourth quarter of Fiscal 2012, the Company experienced a significant decline in most of its average commodity prices as compared to the third quarter of Fiscal 2012. The following table shows the average Jacobsen for the fourth quarter of Fiscal 2012 as compared to the average Jacobsen for the third quarter of Fiscal 2012.

	Avg. Price 4th Quarter 2012	Avg. Price 3rd Quarter 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$417.76/ton	$461.10/ton	$ (43.34/ton)	(9.4)%
MBM (California)	$372.16/ton	$369.04/ton	$ 3.12/ton	0.8%
Feed Grade PM (Carolina)	$510.87/ton	$557.35/ton	$ (46.48/ton)	(8.3)%
Pet Food PM (Southeast)	$777.99/ton	$713.75/ton	$ 64.24/ton	9.0%
BFT (Chicago)	$ 36.78/cwt	$ 45.18/cwt	$ (8.40/cwt)	(18.6)%
PG (Southeast)	$ 37.52/cwt	$ 43.76/cwt	$ (6.24/cwt)	(14.3)%
YG (Illinois)	$ 32.87/cwt	$ 37.35/cwt	$ (4.48/cwt)	(12.0)%
Bakery Segment:
Corn (Illinois)	$7.45/bushel	$8.19/bushel	$(0.74/bushel)	(9.0)%

Raw Material Volume. Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as beef, poultry and pork processors, grocery stores, butcher shops and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished products.

Production Volume and Related Yield of Finished Product. Finished product production volumes are the end result of the Company's production processes, and directly impact goods available for sale, and thus, become an important component of sales revenue. In addition, physical inventory turnover is impacted by both the availability of credit to the Company's customers and suppliers and reduced market demand which can lower finished product inventory values. Yield on production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company's production process. Factors impacting yield on production include the quality of raw material and warm weather during summer months, which rapidly degrades raw material. The quantities of finished products produced varies depending on the mix of raw materials used in production. For example, raw material from cattle yields more fat and protein than raw material from pork or poultry. Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company. The Company cannot increase the production of protein or fat based on demand since the type of raw material available will dictate the yield of each finished product.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, bakery residual and used cooking oil to principally produce finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2012, net sales were $1,701.4 million as compared to $1,797.2 million during Fiscal 2011. The Rendering Segments' operations processes animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $809.7 million and $950.8 million of net sales for the year ended December 29, 2012 and December 31, 2011, respectively, and protein was approximately $496.2 million and $447.7 million of net sales for the year ended December 29, 2012 and December 31, 2011, respectively. The decrease in Rendering Segment sales of $95.2 million and the decrease in Bakery Segment sales of $0.6 million accounted for the $95.8 million decrease in sales. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in finished product prices	$(69.9)	$9.7	$—	$(60.2)
Decrease in raw material volume	(27.2)	(14.6)	—	(41.8)
Decrease in other sales	1.9	4.3	—	6.2
	$(95.2)	$(0.6)	$—	$(95.8)

Further detail regarding the $95.2 million decrease in sales in the Rendering Segment and the $0.6 million decrease in sales in the Bakery Segment is as follows:

Rendering

Finished Product Prices: Lower prices in the overall commodity market for soybean oil, inedible corn oil and palm oil which are competing fats to BFT and PG, negatively impacted the Company's finished product prices. In addition, a decrease in global demand for use of YG in bio-fuels negatively impacted the Company's finished product prices. The $69.9 million decrease in Rendering sales resulting from decreases in finished product prices is due to a market-wide decrease in California MBM, BFT, PG and YG prices, but was slightly offset by an increase in MBM (Illinois) and PM (both feed grade and pet food) prices for Fiscal 2012 as compared to Fiscal 2011. The market decreases were due to changes in supply/demand in both the domestic and export markets for commodity fats and protein meals, including MBM, BFT, PG and YG.

Raw Material Volume: Rendering volumes decreased Rendering sales by approximately $27.2 million, which is a result of weaker slaughter and processor rates as a result of economic conditions in the animal processing industry in Fiscal 2012 as compared to Fiscal 2011.

Other Sales: The $1.9 million increase in other Rendering Segment sales was primarily due to increased purchases of finished product for resale and an increase in yield that more than offset a decrease in collection fees and hide sales.

Bakery

Finished Product Prices: Higher prices in the commodity market for corn positively impacted the Company's BBP finished product prices by approximately $9.7 million.

Raw Material Volume: Lower Bakery volumes decreased Bakery sales by approximately $14.6 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

Other Sales: The $4.3 million increase in other Bakery Segment sales is due to an increase in yields.

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

During Fiscal 2012, cost of sales and operating expenses were $1,232.6 million as compared to $1,268.2 million during Fiscal 2011. The decrease in Rendering Segment cost of sales and operating expenses of $38.4 million and the increase in Bakery Segment cost of sales and operating expenses of $1.5 million accounted for substantially all of the $35.6 million decrease in cost of sales and operating expenses. The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in raw material costs	$(34.5)	$9.9	$—	$(24.6)
Decrease in raw material volume	(9.4)	(6.8)	—	(16.2)
Increase/(decrease) in other cost of sales	12.1	(1.2)	1.5	12.4
Decrease in energy costs, primarily natural gas and diesel fuel	(6.6)	(0.4)	(0.2)	(7.2)
	$(38.4)	$1.5	$1.3	$(35.6)

Further detail regarding the $38.4 million decrease in cost of sales and operating expenses in the Rendering Segment and the $1.5 million increase in Bakery Segment is as follows:

Rendering

Raw Material Costs: A portion of the Company’s volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG. Since finished product prices overall were lower in Fiscal 2012 as compared to the same period in Fiscal 2011, the raw material costs decreased $34.5 million.

Raw Material volume: Production cutbacks from packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $9.4 million. A portion of the Company's volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to finished product markets.

Other Cost of Sales: The $12.1 million increase in other expense includes increases in purchase of finished product for resale and increases in payroll and related benefits.

Energy Costs: Both natural gas and diesel fuel are major components of factory and collection operating costs to the Rendering Segment. During Fiscal 2012, energy costs were lower and are reflected in the $6.6 million decrease due primarily to lower natural gas and diesel fuel costs as compared to the same period in Fiscal 2011.

Bakery

Raw Material Costs: The Company’s Bakery raw material is acquired on a formula basis. Under these formula arrangements, the cost of raw material is tied to the market value of corn. Since finished product prices overall for corn were higher in Fiscal 2012 as compared to the same period in Fiscal 2011, the raw material cost increased approximately $9.9 million.

Raw Material Volume: Production cutbacks from the Company's suppliers resulted in lower raw material available to be processed and formula pricing resulted in a decrease to cost of sales of approximately $6.8 million.

Other Costs of Sales: The $1.2 million decrease in other cost of sales includes decreases in repairs and maintenance and other general reductions as a result of less raw material processed.

Energy Costs: Natural gas is a component of factory operating costs. During Fiscal 2012 natural gas costs were lower as compared to Fiscal 2011 and are reflected in the $0.4 million decrease in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $151.7 million during Fiscal 2012, a $15.6 million increase (11.5%) from $136.1 million during Fiscal 2011. Selling, general and administrative expenses increased primarily due to payroll and related expense increases and a Fiscal 2011 purchase accounting contingency gain that did not re-occur in Fiscal 2012. The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Payroll and related benefits expense	$5.4	$0.9	$5.9	$12.2
Increase from prior year purchase accounting contingency	3.1	0.7	—	3.8
Increase/(decrease) in other	0.2	(0.3)	(0.3)	(0.4)
	$8.7	$1.3	$5.6	$15.6

Depreciation and Amortization. Depreciation and amortization charges increased $6.5 million (8.2%) to $85.4 million during Fiscal 2012 as compared to $78.9 million during Fiscal 2011. The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $24.1 million during Fiscal 2012 compared to $37.2 million during Fiscal 2011, a decrease of $13.1 million, primarily due to a decrease in debt outstanding as a result of prior year and current year payoffs of the Company's revolver and term debt facilities, which includes a reduction in the amount of the Company's term loan facility deferred loan costs due to write-offs of approximately $0.7 million in Fiscal 2012 as compared to approximately $4.9 million in Fiscal 2011.

Other Income/Expense. Other income was $1.8 million in Fiscal 2012, as compared to other expense of $3.0 million in Fiscal 2011. This increase of $4.8 million is primarily due to insurance recovery proceeds on prior year and current year fire losses received in Fiscal 2012 and a decrease in other non-operating expenses that more than offset an increase in casualty loss from Hurricane Sandy.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero in Fiscal 2012. In Fiscal 2012 the net loss was $2.7 million compared to $1.6 million in Fiscal 2011. The $1.1 million increase in net loss was due to an increase in non-capitalized expenses during construction.

Income Taxes. The Company recorded income tax expense of $76.0 million for Fiscal 2012, compared to income tax expense of $102.9 million recorded in Fiscal 2011, a decrease of $26.9 million, primarily due to a decrease in pre-tax earnings of the Company in Fiscal 2012. The effective tax rate for Fiscal 2012 and Fiscal 2011 is 36.8% and 37.8%, respectively. The difference from the federal statutory rate of 35% in Fiscal 2012 and Fiscal 2011 is primarily due to state taxes and the section 199 qualified domestic production deduction.

Results of Operations

Fifty-two Week Fiscal Year Ended December 31, 2011 (“Fiscal 2011”) Compared to Fifty-two Week Fiscal Year Ended January 1, 2011 (“Fiscal 2010”)

Certain Fiscal 2011 immaterial amounts have been reclassified to conform to the Fiscal 2012 presentation. These immaterial reclassifications changed the previously reported cost of sales and operating expense and other income/expense analysis below.

Summary of Key Factors Impacting Fiscal 2011 Results:

Principal factors that contributed to a $231.5 million increase in operating income, which are discussed in greater detail in the following section, were:

•	Inclusion of a full 52 weeks of contribution from the acquisition of Griffin, and

•	Improvements in finished product prices, offset by quality downgrades.

These factors which contributed to increases in operating income were partially offset by:

•	Increase in raw material costs,

•	Decrease in yield,

•	Increases in payroll and incentive-related benefits, and

•	Increase in energy costs primarily diesel fuel.

Summary of Key Indicators of Fiscal 2011 Performance:
Principal indicators that management routinely monitors and compares to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices,

•	Raw material volume,

•	Production volume and related yield of finished product,

•	Energy prices for natural gas quoted on the NYMEX index and diesel fuel,

•	Collection fees and collection operating expenses, and

•	Factory operating expenses.
These indicators and their importance are discussed below in greater detail.
Finished Product Commodity Prices. Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen, an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment, as well as BBP, which is the end product of the Company's Bakery Segment. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and BBP because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During Fiscal 2011, the Company's actual sales prices by product trended with the reported Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2011, compared to average Jacobsen prices for Fiscal 2010 follow:

	Avg. Price Fiscal 2011	Avg. Price Fiscal 2010	Increase/ (Decrease)	% Increase/ (Decrease)
Rendering Segment:
MBM (Illinois)	$354.84/ton	$297.35/ton	$ 57.49/ton	19.3%
Feed Grade PM (Carolina)	$400.21/ton	$366.89/ton	$ 33.32/ton	9.1%
Pet Food PM (Southeast)	$637.30/ton	$606.55/ton	$ 30.75/ton	5.1%
BFT (Chicago)	$ 49.58/cwt	$ 33.43 /cwt	$ 16.15/cwt	48.3%
PG (Southeast)	$ 45.94/cwt	$ 29.01 /cwt	$ 16.93/cwt	58.4%
YG (Illinois)	$ 43.19/cwt	$ 26.89 /cwt	$ 16.30/cwt	60.6%
Bakery Segment:
BBP (Chicago)	$236.89/ton	$143.57/ton	$ 93.32/ton	65.0%

The overall increase in average prices of the finished products the Company sells had a favorable impact on revenue that was partially offset by the negative impact to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

During the fourth quarter of Fiscal 2011, the Company experienced a significant decline in all of its average commodity prices as compared to the third quarter of Fiscal 2011 due to reduced export of feed stock, and a decrease in protein prices, due to soft protein meal demand domestically as a result of cut-backs by poultry producers. The following table shows the average Jacobsen for the fourth quarter of Fiscal 2011 as compared to the average Jacobsen for the third quarter of Fiscal 2011.

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

Raw Material Volume. Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as beef poultry and pork processors, grocery stores, butcher shops and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished products.

Production Volume and Related Yield of Finished Product. Finished product production volumes are the end result of the Company's production processes, and directly impact goods available for sale, and thus, become an important component of sales revenue. In addition, physical inventory turnover is impacted by both the availability of credit to the Company's customers and suppliers and reduced market demand which can lower finished product inventory values. Yield on production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company's production process. Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material. The quantities of finished products produced varies depending on the mix of raw materials used in production. For example, raw material from cattle yields more fat and protein than raw material from pork or poultry. Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company. The Company cannot increase the production of protein or fat based on demand since the type of raw material available will dictate the yield of each finished product.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, bakery residual and used restaurant cooking oil to principally produce finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2011, net sales were $1,797.2 million as compared to $724.9 million during Fiscal 2010. The Rendering Segments' operations processes animal by-products and used cooking -oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat is approximately $950.8 million and $399.1 million of net sales for the year ended December 31, 2011 and January 1, 2011, respectively, and protein is approximately $447.7 million and $243.5 million of net sales for the year ended December 31, 2011 and January 1, 2011, respectively. The increase in Rendering Segment sales of $786.5 million and the increase in Bakery Segment sales of $285.8 million accounted for the $1,072.3 million increase in sales. The increase in net sales was primarily due to the following (in millions of dollars):

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

Finished Product Prices: Higher prices in the overall commodity market for corn, soybean oil and soybean meal, which are competing proteins and fats to MBM and BFT, positively impacted the Company's finished product prices. In addition an increase in global demand for use of YG in bio-fuels positively impacted the Company's finished product prices. The $210.7 million increase in Rendering sales resulting from increases in finished product prices is due to a market-wide increase in MBM, BFT and YG prices, but this increase was negatively impacted by extreme summer temperatures in the third quarter of Fiscal 2011 which affected raw material quality resulting in lower value protein production and discounting of finished fat. The market increases were due to changes in supply/demand in both the domestic and export markets for commodity fats and protein meals, including MBM, BFT and YG.

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

During Fiscal 2011, cost of sales and operating expenses were $1,268.2 million as compared to $531.7 million during Fiscal 2010. The increase in Rendering Segment cost of sales and operating expenses of $529.9 million and Bakery Segment cost of sales and operating expenses of $206.8 million accounted for substantially all of the $736.5 million increase in cost of sales and operating expenses. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in cost of sales and operating expense due to acquisition of Griffin	$375.2	$206.8	$(0.2)	$581.8
Increase in raw material costs	139.6	—	—	139.6
Increase in other cost of sales	11.3	—	—	11.3
Increase in energy costs primarily diesel fuel	3.8	—	—	3.8
	$529.9	$206.8	$(0.2)	$736.5

Further detail regarding the $529.9 million increase in cost of sales and operating expenses in the Rendering Segment and the $206.8 million increase in Bakery Segment is as follows:

Rendering

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses increased by $375.2 million in the Rendering Segment as a result of 52 weeks of contribution from the acquisition of Griffin as compared to two weeks of contribution in Fiscal 2010.

Raw Material Costs: A portion of the Company’s volume of raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, BFT and YG. Since finished product prices were higher in Fiscal 2011 as compared to the same period in Fiscal 2010, the raw material costs increased $139.6 million.

Other Cost of Sales: The $11.3 million increase in other cost of sales includes increases in payroll and related benefits, increases in repairs and maintenance, increases in purchase of finished product for resale that were partially offset by reductions in costs from the movement of raw material volumes from Darling plants to Griffin plants.

Energy Costs: Both natural gas and diesel fuel are major components of collection and factory operating costs to the Rendering Segment. During Fiscal 2011, energy costs were higher and are reflected in the $3.8 million increase due primarily to increased diesel fuel costs as compared to the same period in Fiscal 2010.

Bakery

Cost of Sales and Operating Expenses from Acquisition of Griffin: The Company's cost of sales and operating expenses related to the Bakery Segment acquired in the Griffin Transaction increased $206.8 million as a result of 52 weeks of contribution from the acquisition of Griffin as compared to two weeks of contribution in Fiscal 2010.

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

Other Income/Expense. Other expense was $3.0 million in Fiscal 2011, a $0.4 million increase from $3.4 million in Fiscal 2010. The increase in other expense is primarily due to an increase in bank service fees that more than offset the decrease in costs incurred in the prior year from losses reported as a result of fires at two plant locations and the write-off of deferred loan costs due to the termination of the previous credit agreement.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero in Fiscal 2011. The Joint Venture losses are primarily from the write-off of capitalized loan costs relating to loan discussions with the U.S. Department of Energy that were terminated in favor of another loan agreement by the Joint Venture.

Income Taxes. The Company recorded income tax expense of $102.9 million for Fiscal 2011, compared to income tax expense of $26.1 million recorded in Fiscal 2010, an increase of $76.8 million, primarily due to an increase in pre-tax earnings of the Company in Fiscal 2011. The effective tax rate for Fiscal 2011 and Fiscal 2010 is 37.8% and 37.1%, respectively. The difference from the federal statutory rate of 35% in Fiscal 2011 and Fiscal 2010 is primarily due to state taxes and the section 199 qualified domestic production deduction.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of December 29, 2012, the Company had availability of $384.9 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.1 million.

•
As of December 29, 2012, the Company had repaid all of the original $300.0 million term loan facility issued under the Credit Agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

As of December 29, 2012, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at December 29, 2012 (in thousands):

Notes:
8.5% Senior Notes due 2018	$250,000

Credit Agreement:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	30,119
Availability	$384,881

The classification of long-term debt in the Company’s December 29, 2012 consolidated balance sheet is based on the contractual repayment terms of the Notes and debt issued under the Credit Agreement. Based upon the underlying terms of the Credit Agreement, no amount is included in current liabilities on the Company’s balance sheet at December 29, 2012.

On December 29, 2012, the Company had working capital of $158.6 million and its working capital ratio was 2.20 to 1 compared to working capital of $92.4 million and a working capital ratio of 1.73 to 1 on December 31, 2011.  The increase in working capital is primarily due to an increase in cash and an increase in inventory quantities due to a weakness of exports.  At December 29, 2012, the Company had unrestricted cash of $103.2 million and funds available under the revolving credit facility of $384.9 million, compared to unrestricted cash of $38.9 million and funds available under the revolving credit facility of $391.6 million at December 31, 2011.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $249.5 million and $240.9 million for the fiscal years ended December 29, 2012 and December 31, 2011, respectively, an increase of $8.6 million due primarily to changes in operating assets and liabilities that include an increase in cash from income taxes refundable/payable of approximately $33.4 million, an increase in cash provided by accounts payable and accrued expenses of approximately $33.0 million, which more than offset a decrease in cash from an escrow receivable of approximately $16.3 million and a decrease in net income of approximately $38.6 million. Cash used by investing activities was $153.8 million during Fiscal 2012, compared to $83.7 million in Fiscal 2011, an increase of $70.1 million, primarily due to an increase in cash paid for capital expenditures and cash paid for current year investment in an unconsolidated subsidiary.  Net cash used by financing activities was $31.4 million during Fiscal 2012 compared to $137.4 million in Fiscal 2011, a decrease in the use of cash of $106.0 million primarily due to lower repayments of debt as compared to the prior year.

Capital expenditures of $115.4 million were made during Fiscal 2012 as compared to $60.2 million in Fiscal 2011, an increase of $55.2 million (91.7%).  The increase is due to the initiation and completion of a number of planned capital projects in Fiscal 2012. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of December 29, 2012, the Company had spent approximately $13.8 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be phased-in over the next two years. The expected cash flow impact of this project will be in the range of $32.0 million to $36.0 million of which the Company currently estimates that 50% of the expected cash flow will be capitalized and 50% will be treated as expense including cost of internal personnel and outside consultants. These costs will be funded using cash flow from operations.  Capital expenditures related to compliance with environmental regulations were $3.1 million in Fiscal 2012, $3.7 million in Fiscal 2011 and $3.5 million in Fiscal 2010.

Based upon the annual actuarial estimate, current accruals, and claims paid during Fiscal 2012, the Company has accrued approximately $8.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 29, 2012.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.4 million in order to meet minimum pension funding requirements during fiscal 2013.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its pension plans in Fiscal 2012 and Fiscal 2011 of approximately $1.9 million and $10.5 million, respectively.

The Pension Protection Act of 2006 ("PPA") was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one plan has certified as seriously endangered or orange zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In Fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In Fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of December 29, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan.  While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holding LLC (the "Joint Venture"). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "Facility"), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes. Construction of the Facility is substantially complete with the phased commissioning of the Facility currently anticipated to be complete in second quarter 2013.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture ("Opco"), entered into (i) the Facility Agreement with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the "Lender"), and (ii) the Loan Agreement with the Lender, which will provide the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the Facility, which is now in the final stages of construction. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $17.3 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of December 29, 2012, under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $62.5 million on the consolidated balance sheet.

The Company is aware that a third party patent holder has filed patent infringement claims against a producer of renewable diesel fuel and its owners. The producer is unrelated to the Company, the Joint Venture or, to our knowledge, Valero. The Company has not, and to its knowledge neither the Joint Venture or Valero has, received any communication from such patent holder regarding similar claims against the Joint Venture. The Joint Venture has licensed a process from UOP LLC, a subsidiary of Honeywell International Inc., that it will utilize in producing renewable diesel fuel. The Company believes that the Joint Venture's process differs from the process that is the subject of the infringement suit. Accordingly, any patent infringement claim that might be asserted in the future against either the Company or the Joint Venture would be vigorously opposed. However if any patent holder successfully challenged the patents under which the Joint Venture operates, the Joint Venture could incur increased expenses or the need to modify its operation which could negatively impact the Joint Venture's results of operations.

The Company’s management believes that cash flows from operating activities consistent with the level generated in Fiscal 2012, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as:  reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise;  a reduction in finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu in the U.S.;  any additional occurrence of BSE in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the Enhanced BSE Rule; unforeseen new U.S. and foreign regulations affecting the rendering industry (including new or modified animal feed, 2009 H1N1 flu, Bird Flu or BSE regulations);  increased contributions to the Company’s multiemployer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East; and/or unfavorable export markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and declining consumer confidence including the inability of consumers and companies to obtain credit due to the current lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2013 and thereafter.  The Company cannot provide assurance that the cash flows from operating activities generated in Fiscal 2012 are indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for contributions to the Joint Venture and expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the PPA requirements or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 29, 2012 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$250,000	$—	$—	$—	$250,000
Operating lease obligations (c)	90,332	17,715	27,323	18,841	26,453
Estimated interest payable (d)	129,807	21,893	44,164	42,500	21,250
Joint Venture capital contributions (e)	35,121	35,121	—	—	—
Purchase commitments (f)	23,727	23,727	—	—	—
Pension funding obligation (g)	418	418	—	—	—
Other obligations	224	82	142	—	—
Total	$529,629	$98,956	$71,629	$61,341	$297,703

(a)	The above table does not reflect uncertain tax positions as the Company has no uncertain tax positions at December 29, 2012.

(b)	See Note 10 to the consolidated financial statements.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for the Senior Notes that existed as of December 29, 2012.

(e)	Represents the Company's estimated capital contributions that are expected to be paid to the Joint Venture in fiscal 2013.

(f)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(g)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $0.4 million in required contributions to its pension plan in fiscal 2013.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $31.3 million at the end of Fiscal 2012.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 29, 2012, relate to operating lease obligations, letters of credit, forward purchase agreements, and employment agreements.  The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 29, 2012 (in thousands):

Other commercial commitments:
Standby letters of credit	$30,119
Total other commercial commitments:	$30,119

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $23.7 million of commodity products, consisting of approximately $19.2 million of finished products and approximately $4.5 million of natural gas and diesel fuel, during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 29, 2012. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute an aggregate of approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of December 29, 2012, the Company has contributed approximately $66.7 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected in the second quarter of fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $17.3 million in costs related to project scope changes, of which the Company will be responsible for 50%.

Based upon underlying lease agreements, the Company is obligated to pay approximately $17.7 million for operating leases during fiscal 2013 which are not included in liabilities on the Company’s balance sheet at December 29, 2012.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date, or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $65.1 million and $50.8 million at December 29, 2012 and December 31, 2011, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $57.3 million, $50.9 million and $26.3 million in fiscal years ending December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 20 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 10 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $28.1 million, $28.0 million and $5.6 million in fiscal years ending December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In Fiscal 2012, Fiscal 2011 and Fiscal 2010, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $453.9 million and $400.2 million at December 29, 2012 and December 31, 2011, respectively.  The net book value of intangible assets was approximately $337.4 million and $362.9 million at December 29, 2012 and December 31, 2011, respectively.

Goodwill Valuation

The Company reviews the carrying value of goodwill on a regular basis, including at the end of each fiscal year, for indications of impairment at each reporting unit that has recorded goodwill as an asset.  Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit.  For purposes of evaluating impairment of goodwill, the Company estimates fair value of a reporting unit, based upon future net cash flows.  In calculating these estimates, actual historical operating results, current market conditions and anticipated future economic factors, such as future business volume, future finished product prices, and future operating costs and expenses are evaluated and estimated as a component of the calculation of future cash flows for each reporting unit with recorded goodwill.  The estimates of fair value of these reporting units and of future discounted net cash flows from operation of these reporting units could change if actual volumes, prices, costs or expenses vary from these estimates.

Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2012, Fiscal 2011 and Fiscal 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of one of the Company's reporting units was approximately 11% greater than its carrying value, which was substantially less than the percentage by which the fair values of the Company's other seven reporting units with goodwill exceeded their carrying values.  It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of this reporting unit could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to this reporting unit was approximately $159.6 million.  The Company's management believes the biggest risk to this reporting unit is a prolonged economic slowdown that would impact raw material suppliers. Goodwill was approximately $381.4 million at December 29, 2012 and December 31, 2011, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At December 29, 2012 and December 31, 2011, the reserves for self insurance, environmental and litigation contingencies aggregated to approximately $37.0 million and $38.0 million, respectively. The Company has insurance recovery receivables of approximately $9.3 million and $9.6 million, respectively, related to these liabilities.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. See Note 15 of Notes to Consolidated Financial Statements for summaries of pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 3.90% and 4.50% at December 29, 2012 and December 31, 2011, respectively.  The net periodic benefit cost for fiscal 2013 would increase by approximately $0.9 million if the discount rate was 0.5% lower at 3.4%.  The net periodic benefit cost for fiscal 2013 would decrease by approximately $0.9 million if the discount rate was 0.5% higher at 4.4%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 7.35% and 7.85% for Fiscal 2012 and Fiscal 2011, respectively.  During Fiscal 2012, the Company’s actual return on pension plan assets was a gain of $13.0 million or approximately 13.5% of pension plan assets as compared to Fiscal 2011 where the Company’s actual return on pension plan assets was a loss of $3.3 million or approximately (4)% of pension plan assets.

The Company has recorded a pension liability of approximately $31.3 million and $27.3 million at December 29, 2012 and December 31, 2011, respectively.  The Company’s net pension cost was approximately $3.9 million, $3.2 million and $3.9 million for the fiscal years ending December 29, 2012, December 31, 2011 and January 1, 2011, respectively.  The projected net periodic pension expense for fiscal 2013 is expected to decrease by approximately $0.4 million as compared to Fiscal 2012.

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

Stock Option Expense

The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended December 29, 2012, December 31, 2011 and January 1, 2011 of approximately $1.0 million, $0.2 million and $0.1 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Out of Accumulated Other Comprehensive Income. This ASU amends ASC Topic 220, Comprehensive Income. This new standard requires an entity to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of other comprehensive income. This update is effective for the Company on December 30, 2012. The Company is currently evaluating the impact of adopting this standard.

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

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include:  the Company's continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company's control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company's control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives;  increased contributions to the Company's multiemployer defined benefit pension plans as required by the PPA or required by a withdrawal event;  risks, including future expenditures, relating to the Company's Joint Venture with Valero to construct and complete a renewable diesel plant in Norco, Louisiana and possible difficulties completing and obtaining operational viability with the plant; risks relating to possible third party claims of intellectual property infringement; challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project; and the Company’s ability to combine Darling’s business and Griffin's business and to realize the anticipated growth opportunities and cost synergies and to integrate the two businesses efficiently. Among other things, future profitability may be affected by the Company's ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supplies and the price of natural gas and diesel fuel used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance.  Some of the Company’s natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 29, 2012, the Company had natural gas swaps and corn options outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and corn options and future contracts that did not qualify and were not designated for hedge accounting.

In Fiscal 2012, the Company entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the second quarter of fiscal 2013.  As of December 29, 2012, the aggregate fair value of these natural gas swaps was insignificant and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In Fiscal 2012, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2013. As of December 29, 2012, the aggregate fair value of these corn options was approximately $0.5 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had corn options and future contracts, heating oil swaps and natural gas swaps that are marked to market because they did not qualify for hedge accounting at December 29, 2012.  The corn options and future contracts, heating oil swaps and natural gas swaps had an aggregate fair value of $0.1 million and are included in current other assets and accrued expenses at December 29, 2012.

As of December 29, 2012, the Company had forward purchase agreements in place for purchases of approximately $4.5 million of natural gas and diesel fuel in fiscal 2013.  As of December 29, 2012, the Company had forward purchase agreements in place for purchases of approximately $19.2 million of finished product in fiscal 2013.

Interest Rate Sensitivity

The Company has no outstanding variable rate debt and the Company’s fixed rate debt obligations consist of the Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 8.5%.  These obligations are not affected by changes in interest rates. The Company’s obligations subject to fixed interest rates consist of (in thousands, except interest rates):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt:
Fixed rate	$250,224	$82	$142	$—	$250,000
Average interest rate	8.50%	7.39%	7.49%	—%	8.50%
Total	$250,224	$82	$142	$—	$250,000

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

We have audited the accompanying consolidated balance sheets of Darling International Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ KPMG LLP

Dallas, Texas
February 27, 2013

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Dallas, Texas
February 27, 2013

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2012 and December 31, 2011
(in thousands, except share and per share data)

ASSETS	December 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$103,249	$38,936
Restricted cash	361	365
Accounts receivable, less allowance for bad debts of $2,171 at December 29, 2012 and $2,241 at December 31, 2011	98,131	95,807
Inventories	65,065	50,830
Income taxes refundable	—	17,042
Other current assets	10,847	9,235
Deferred income taxes	12,609	7,465
Total current assets	290,262	219,680

Property, plant and equipment, net	453,927	400,222
Intangible assets, less accumulated amortization of $73,021 at December 29, 2012 and $82,364 at December 31, 2011	337,402	362,914
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	62,495	21,733
Other assets	26,961	31,112
	$1,552,416	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$82	$10
Accounts payable, principally trade	54,014	60,402
Accrued expenses	77,588	66,845
Total current liabilities	131,684	127,257

Long-term debt, net of current portion	250,142	280,020
Other noncurrent liabilities	61,539	58,245
Deferred income taxes	46,615	31,133
Total liabilities	489,980	496,655

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized, 118,622,650 and 117,591,822 shares issued at December 29, 2012 and December 31, 2011, respectively	1,186	1,176
Additional paid-in capital	603,836	587,685
Treasury stock, at cost; 807,659 and 543,384 shares at December 29, 2012 and December 31, 2011, respectively	(10,033)	(5,588)
Accumulated other comprehensive loss	(31,329)	(30,904)
Retained earnings	498,776	368,006
Total stockholders’ equity	1,062,436	920,375
	$1,552,416	$1,417,030

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 29, 2012
(in thousands, except per share data)

	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$1,701,429	$1,797,249	$724,909
Costs and expenses:
Cost of sales and operating expenses	1,232,604	1,268,221	531,699
Selling, general and administrative expenses	151,713	136,135	68,042
Depreciation and amortization	85,371	78,909	31,908
Acquisition costs	—	—	10,798
Total costs and expenses	1,469,688	1,483,265	642,447
Operating income	231,741	313,984	82,462

Other expense:
Interest expense	(24,054)	(37,163)	(8,737)
Other income/(expense), net	1,760	(2,955)	(3,382)
Total other expense	(22,294)	(40,118)	(12,119)

Equity in net loss of unconsolidated subsidiary	(2,662)	(1,572)	—
Income from operations before income taxes	206,785	272,294	70,343
Income taxes	76,015	102,876	26,100

Net income	$130,770	$169,418	$44,243

Net income per share:
Basic	$1.11	$1.47	$0.53
Diluted	$1.11	$1.47	$0.53

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three years ended December 29, 2012
(in thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$130,770	$169,418	$44,243
Other comprehensive income (loss), net of tax:
Pension adjustments	(1,169)	(10,146)	2,346
Natural gas swap derivative adjustments	391	(482)	(59)
Corn option derivative adjustments	194	—	—
Interest rate swap derivative adjustments	159	712	507
Total other comprehensive income (loss), net of tax	(425)	(9,916)	2,794
Total comprehensive income	$130,345	$159,502	$47,037

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 29, 2012
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances at January 2, 2010	82,226,690	$826	$157,343	$(3,855)	$(23,782)	$154,345	$284,877
Net income	—	—	—	—	—	44,243	44,243
Pension liability adjustments, net of tax	—	—	—	—	2,346	—	2,346
Interest rate swap derivative adjustment, net of tax	—	—	—	—	507	—	507
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(59)	—	(59)
Issuance of non-vested stock	254,220	3	2,401	—	—	—	2,404
Stock-based compensation	—	—	94	—	—	—	94
Tax benefits associated with stock-based compensation	—	—	234	—	—	—	234
Treasury stock	(51,740)	—	—	(485)	—	—	(485)
Issuance of common stock	10,130,501	101	130,034	—	—	—	130,135
Balances at January 1, 2011	92,559,671	$930	$290,106	$(4,340)	$(20,988)	$198,588	$464,296
Net income	—	—	—	—	—	169,418	169,418
Pension liability adjustments, net of tax	—	—	—	—	(10,146)	—	(10,146)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	712	—	712
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(482)	—	(482)
Issuance of non-vested stock	174,285	2	2,538	—	—	—	2,540
Stock-based compensation	—	—	492	—	—	—	492
Tax benefits associated with stock-based compensation	—	—	1,125	—	—	—	1,125
Treasury stock	(88,364)	—	—	(1,248)	—	—	(1,248)
Issuance of common stock	24,402,846	244	293,424	—	—	—	293,668
Balances at December 31, 2011	117,048,438	$1,176	$587,685	$(5,588)	$(30,904)	$368,006	$920,375
Net income	—	—	—	—	—	130,770	130,770
Pension liability adjustments, net of tax	—	—	—	—	(1,169)	—	(1,169)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	159	—	159
Natural gas swap derivative adjustment, net of tax	—	—	—	—	391	—	391
Corn option derivative adjustment, net of tax	—	—	—	—	194	—	194
Issuance of non-vested stock	486,697	5	6,808	—	—	—	6,813
Stock-based compensation	—	—	3,727	—	—	—	3,727
Tax benefits associated with stock-based compensation	—	—	2,652	—	—	—	2,652
Treasury stock	(264,275)	—	—	(4,445)	—	—	(4,445)
Issuance of common stock	544,131	5	2,964	—	—	—	2,969
Balances at December 29, 2012	117,814,991	$1,186	$603,836	$(10,033)	$(31,329)	$498,776	$1,062,436

The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 29, 2012
(in thousands)

	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$130,770	$169,418	$44,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,371	78,909	31,908
Deferred income taxes	10,338	24,702	2,402
Loss/(gain) on sale of assets	1,099	622	51
Gain on insurance proceeds from insurance settlement	(4,272)	—	—
Increase/(decrease) in long-term pension liability	2,790	(895)	1,353
Stock-based compensation expense	8,904	3,932	2,146
Write-off deferred loan costs	725	4,920	851
Deferred loan cost amortization	3,042	3,324	670
Equity in net loss of unconsolidated subsidiary	2,662	1,572	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,324)	(10,086)	(6,276)
Escrow receivable	—	16,267	(16,267)
Income taxes refundable	17,845	(15,568)	(2,632)
Inventories and prepaid expenses	(15,168)	(5,760)	(4,661)
Accounts payable and accrued expenses	3,923	(29,083)	25,490
Other	3,832	(1,410)	2,232
Net cash provided by operating activities	249,537	240,864	81,510
Cash flows from investing activities:
Capital expenditures	(115,413)	(60,153)	(24,720)
Acquisitions, net of cash acquired	(3,000)	(1,754)	(758,182)
Investment in unconsolidated subsidiary	(43,424)	(23,305)	—
Gross proceeds from sale of property, plant and equipment and other assets	3,870	1,529	624
Proceeds from insurance settlement	4,272	—	—
Payments related to routes and other intangibles	(137)	—	(1,367)
Net cash used in investing activities	(153,832)	(83,683)	(783,645)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	550,000
Payments on long-term debt	(30,032)	(270,009)	(32,509)
Borrowings from revolving credit facility	—	131,000	160,000
Payments on revolving credit facility	—	(291,000)	—
Deferred loan costs	—	(399)	(24,020)
Issuance of common stock	72	293,117	35
Minimum withholding taxes paid on stock awards	(4,084)	(1,281)	(585)
Excess tax benefits from stock-based compensation	2,652	1,125	234
Net cash provided/(used) in financing activities	(31,392)	(137,447)	653,155
Net increase/(decrease) in cash and cash equivalents	64,313	19,734	(48,980)
Cash and cash equivalents at beginning of year	38,936	19,202	68,182
Cash and cash equivalents at end of year	$103,249	$38,936	$19,202
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,798	$29,056	$7,743
Income taxes, net of refunds	$43,491	$88,241	$28,114

Non-cash financing activities
Debt issued for service contract assets	$226	$—	$—

 The accompanying notes are an integral part
of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation ("Darling", and together with its subsidiaries, the "Company"), is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry.  The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On December 17, 2010, Darling completed its acquisition of Griffin Industries Inc. (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") pursuant to the Agreement and Plan of Merger, dated as of November 9, 2010 (the "Merger Agreement"), by and among Darling, DG Acquisition Corp., a wholly-owned subsidiary of Darling ("Merger Sub"), Griffin and Robert A. Griffin, as the Griffin shareholders’ representative.  Merger Sub was merged with and into Griffin (the "Merger"), and Griffin survived the Merger as a wholly-owned subsidiary of Darling (the "Griffin Transaction").  The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")) and bakery by-products ("BBP") as well as a range of branded and value-added products.  The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  Effective January 2, 2011, as a result of the acquisition of Griffin, the Company's business operations were reorganized into two new segments, Rendering and Bakery, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been restated for the changes to the segment reporting structure. The Company's fiscal 2012 and fiscal 2011 year end results include 52 weeks of contribution from the assets acquired in the Griffin Transaction, as compared to 2 weeks of contributions from these assets in fiscal 2010. For additional information on the Company’s segments, see Note 20.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2012, the 52 weeks ended December 31, 2011, and the 52 weeks ended January 1, 2011.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of assets:  1) Buildings and improvements, 15 to 30 years; 2) Machinery and equipment, 3 to 10 years; 3) Vehicles, 2 to 6 years; and 4) Aircraft, 7 to 10 years.

Maintenance and repairs are charged to expense as incurred and expenditures for major renewals and improvements are capitalized.

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 20 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 15 years for trade names.  Royalty, consulting and leasehold agreements are amortized over the term of the agreement.

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2012, 2011 and 2010 no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

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

In fiscal 2012, 2011 and 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  Goodwill was approximately $381.4 million at December 29, 2012 and December 31, 2011, respectively.  See Note 6 for further information on the Company’s goodwill.

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

	Net Income per Common Share (in thousands)
		December 29,			December 31,			January 1,
		2012			2011			2011
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income	$130,770	117,592	$1.11	$169,418	114,924	$1.47	$44,243	82,854	$0.53

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	806	—	—	972	—	—	778	—
Less: Pro-forma treasury shares	—	(309)	—	—	(371)	—	—	(389)	—
Diluted:
Net income	$130,770	118,089	$1.11	$169,418	115,525	$1.47	$44,243	83,243	$0.53

For fiscal 2012, 2011 and 2010, respectively, 207,890, 63,272 and 87,843 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2012, 2011 and 2010, respectively, 105,486, 330,268 and 75,714 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

Total stock-based compensation recognized in the statements of operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was approximately $8.9 million, $4.9 million and $2.8 million, respectively, which is included in selling, general and administrative costs, and the related income tax benefit recognized was approximately $3.5 million, $1.9 million and $1.1 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.  For the year ended December 29, 2012, December 31, 2011 and January 1, 2011 the Company recognized $2.7 million, $1.1 million and $0.2 million as an increase in financing cash flows.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. The Company's has no term debt outstanding at December 29, 2012. At December 31, 2011, the term loan had a fair value of approximately $30.9 million compared to a carrying amount of $30.0 million. The carrying amount for the Company’s other debt is not deemed to be significantly different than the amount recorded and all other financial instruments have been recorded at fair value as disclosed in Note 17.

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage, inventory and forecasted sales.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices.  Corn options are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. At December 29, 2012, the Company had natural gas swaps and corn options outstanding that qualified

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

and were designated for hedge accounting as well as natural gas swaps, heating oil swaps and options and corn options and future contracts that did not qualify and were not designated for hedge accounting.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "Joint Venture'). The Company has related party sale transactions with the Joint Venture. Additionally, Darling through its wholly-owned subsidiary Griffin, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company’s Executive Vice President – Co-Chief Operations Officer.  See Note 9 and Note 22 for further information on the Company's related party transactions.

(18)	Reclassification

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation.

(19)	Subsequent Events

The Company has evaluated subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements were issued.

NOTE 2.    ACQUISITIONS

On December 17, 2010, Darling completed its acquisition of all of the shares of Griffin pursuant to the Griffin Transaction. The Griffin Transaction increased Darling’s capabilities by growing volumes, diversifying the raw material supplies, increasing the ability to better serve the Company’s customers and suppliers and providing new opportunities for business growth on a national platform.

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

January 1, 2011
Net sales	$1,339,589
Income from continuing operations	133,184
Net income	85,344
Earnings per share
Basic	$0.92
Diluted	$0.91

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Griffin Transaction actually occurred on January 4, 2009.

Total consideration paid in the Griffin Transaction was approximately $872.2 million, comprised of $740.5 million in cash, the issuance of approximately 10.0 million shares of Darling common stock (valued at the fair market value at the closing of $13.06 or approximately $130.6 million), a $16.3 million escrow receivable for certain over funding of working capital, a $13.6 million accrued expense for the Company’s election to step up the tax basis of the assets acquired in the Griffin Transaction and a long-term liability of approximately $3.8 million of contingent consideration for the true-up adjustment as further described below. During fiscal 2011 working capital adjustments were made between bakery goodwill and accounts receivable of approximately $1.7 million , between rendering goodwill and accrued expense of approximately $2.0 million, between bakery and rendering goodwill and accounts payable of approximately $0.3 million, and the Company received approximately $16.4 million from escrow representing the $16.3 million escrow receivable recorded for certain over funding of working capital and other immaterial amounts. Additionally, the Company paid approximately $13.8 million to the former Griffin shareholders for the Company's election under Section 338(h)(10) of the Internal Revenue Code, an increase of approximately $0.2 million from the original $13.6 million accrual. The tax benefit from the step up in the tax basis of the Griffin assets is expected to occur over a period of approximately 15 years. However, there can be no assurance that the Company will generate sufficient income to take advantage of these possible tax deductions. Further, there could be changes in the tax law that could erode the value of the increased tax basis of the Griffin assets. The tax benefits that may be received by the Company as a result of the Section 338(h)(10) election will have no impact on the Company's earnings and will impact cash flows only to the extent that the Company has taxable income that is offset by depreciation and amortization deductions on the Griffin assets. The cash consideration in the Griffin Transaction was funded primarily through borrowings under the Company's credit agreement and the sale of senior notes as further discussed in Note 10. The shares issued in the Griffin Transaction were issued on terms set forth in the rollover agreement, dated as of November 9, 2010 (the “Rollover Agreement”), by and among Darling, certain of Griffin's shareholders who qualify as “accredited investors” (the “Rollover Shareholders”) pursuant to Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Robert A. Griffin, as such shareholders' representative to the Rollover Shareholders.

The Rollover Agreement provided for a true-up adjustment in which additional cash of up to $15.0 million could have been paid by Darling if on the True-Up Date (the last day of the 13th full consecutive month following the closing of the Merger), the True-up Market Price (as defined in the Rollover Agreement) had been less than $10.002.  If the True-Up Market Price exceeds $10.002, no additional consideration is required to be paid.  The Company initially valued this contingent consideration at fair value of approximately $3.8 million based on the probability that the Company’s stock would be less than the True-up Market Price as defined above.  At December 31, 2011, the contingent consideration was revalued to a value of zero as it was considered almost certain that the True-Up Market Price on January 31, 2012 would exceed $10.002 as defined in the Rollover Agreement. On January 31, 2012, the True-up Market Price exceeded $10.002 and therefore, no adjustment was paid under the Rollover Agreement.

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

On June 8, 2012, the Company completed its acquisition of substantially all of the assets of RVO BioPur, LLC ("BioPur") for approximately $3.0 million including property plant and equipment of $0.6 million and intangible assets of $2.4 million. Headquartered in Waterbury, Connecticut, BioPur provides used cooking oil collection and grease trap services to restaurants and food service establishments in the New England area of the Company's existing East coast operations. The identifiable intangibles have a weighted average life of nine years.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	December 29, 2012	December 31, 2011
Finished product	$60,064	$46,106
Supplies and other	5,001	4,724
	$65,065	$50,830

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 29, 2012	December 31, 2011
Land	$49,619	$46,386
Buildings and improvements	129,243	117,505
Machinery and equipment	414,535	372,988
Vehicles	97,198	90,651
Aircraft	18,465	11,650
Construction in process	71,068	39,442
	780,128	678,622
Accumulated depreciation	(326,201)	(278,400)
	$453,927	$400,222

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 29, 2012	December 31, 2011
Indefinite Lived Intangible Assets
Trade Names	$92,002	$92,002
	92,002	92,002
Finite Lived Intangible Assets:
Routes	61,951	95,567
Permits	251,550	251,413
Non-compete agreements	3,654	5,018
Trade Names	539	539
Royalty, consulting and leasehold	727	739
	318,421	353,276
Accumulated Amortization:
Routes	(27,681)	(55,333)
Permits	(43,209)	(24,386)
Non-compete agreements	(1,525)	(2,162)
Trade Names	(73)	(37)
Royalty, consulting and leasehold	(533)	(446)
	(73,021)	(82,364)
Total Intangible assets, less accumulated amortization	$337,402	$362,914

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Gross intangible routes and non-compete agreements decreased in fiscal 2012 by approximately $37.4 million due to asset retirements. Amortization expense for the three years ended December 29, 2012, December 31, 2011 and January 1, 2011, was approximately $28.1 million, $28.0 million and $5.6 million, respectively. Amortization expense for the next five fiscal years is estimated to be $27.8 million, $27.8 million, $27.3 million, $22.0 million and $21.4 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Rendering	Bakery	Total
Balance at December 31, 2011
Goodwill	$344,133	$53,150	$397,283
Accumulated impairment losses	(15,914)	—	(15,914)
	328,219	53,150	381,369
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—
Balance at December 29, 2012
Goodwill	344,133	53,150	397,283
Accumulated impairment losses	(15,914)	—	(15,914)
	$328,219	$53,150	$381,369

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2012, fiscal 2011 and fiscal 2010, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.

NOTE 7.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the Joint Venture. The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes. Construction of the Facility is substantially complete with the phased commissioning of the Facility currently anticipated to be in the second quarter 2013.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which will provide the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the Facility, which is now in the final stages of construction. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

an additional $17.3 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of December 29, 2012 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $62.5 million on the consolidated balance sheet and has recorded approximately $2.7 million and $1.6 million in losses in the unconsolidated subsidiary for the years ended December 29, 2012 and December 31, 2011, respectively.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Compensation and benefits	$36,087	$28,100
Utilities and sewage	5,114	4,992
Accrued income, ad valorem, and franchise taxes	4,817	2,164
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	8,810	9,214
Medical claims liability	4,671	5,579
Other accrued expense	18,089	16,796
	$77,588	$66,845

NOTE 9.    LEASES

The Company leases ten processing plants and storage locations, land surrounding certain processing plants, three office locations and a portion of its transportation equipment under operating leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of December 29, 2012, are as follows (in thousands):

Period Ending Fiscal	Operating Leases
2013	$17,715
2014	15,056
2015	12,267
2016	10,347
2017	8,494
Thereafter	26,453
Total	$90,332

Darling through its wholly-owned subsidiary Griffin, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Co-Chief Operations Officer. See Note 22 for further information on the Company's related party lease transactions.

Rent expense for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $12.6 million, $12.3 million and $9.7 million, respectively.

NOTE 10.    DEBT

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) in connection with the Griffin Transaction, consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of December 29, 2012, the Company had availability of $384.9 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.1 million. As of December 29, 2012, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in fiscal 2012 and $270.0 million repaid in fiscal 2011. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of its senior term loan facilities deferred loan costs of approximately $0.7 million and $4.9 million during the fiscal year ending December 29, 2012 and December 31, 2011, respectively, which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its acquisition of Griffin, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

The Credit Agreement and the Notes consisted of the following elements at December 29, 2012 and December 31, 2011, respectively (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2012	December 31, 2011
Senior Notes
8.5% Senior Notes due 2018	$250,000	$250,000

Credit Agreement:
Term Loan	$—	$30,000
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	30,119	23,440
Availability	$384,881	$391,560

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

As of December 29, 2012, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and Indenture.

Debt consists of the following (in thousands):

	December 29, 2012	December 31, 2011
Credit Agreement:
Revolving Credit Facility	$—	$—
Term Loan	—	30,000
8.5% Senior Notes due 2018	250,000	250,000
Other Notes	224	30
	250,224	280,030
Less Current Maturities	82	10
	$250,142	$280,020

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt at December 29, 2012 follow (in thousands):

Contractual Debt Payment
2013	$82
2014	87
2015	55
2016	—
2017	—
thereafter	250,000
$250,224

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

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Accrued pension liability (Note 15)	$31,278	$27,318
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	28,209	28,810
Other	2,052	2,117
	$61,539	$58,245

NOTE 12.    INCOME TAXES

Financial Accounting Standards Board ("FASB") authoritative guidance prescribes accounting for and disclosure of uncertain tax positions ("UTP") and requires application of a more likely than not threshold to the recognition and de-recognition of UTP.  FASB authoritative guidance permits recognition of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement.  A change in judgment related to the expected ultimate resolution of UTP is recognized in earnings in the quarter of change.  At December 29, 2012 the Company had no gross unrecognized tax positions. During the year the Company's gross unrecognized tax benefits decreased $0.2 million primarily as a result of settlements with taxing authorities and expiration of statute of limitations. The Company does not reasonably expect any material change to the Company's unrecognized tax positions in the next twelve months. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

In fiscal 2012, the Company's major taxing jurisdictions include the U.S. (federal and state).  The Company is currently under federal examination by the Internal Revenue Service for fiscal 2009 and fiscal 2010. The Company expects the federal examination to be completed in early 2013. The Company is also currently being examined by several state tax agencies. The Company does not anticipate that any of the federal or state examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's federal and material state returns remains open for examination for tax years 2008 to 2011.

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$54,982	$58,903	$21,491
State	10,368	13,461	4,356
Foreign	58	467	—
Total current	65,408	72,831	25,847
Deferred:
Federal	10,015	26,233	256
State	592	3,812	(3)
Total deferred	10,607	30,045	253
	$76,015	$102,876	$26,100

Income tax expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 29, 2012	December 31, 2011	January 1, 2011
Computed "expected" tax expense	$72,375	$95,303	$24,620
State income taxes, net of federal benefit	7,124	11,226	2,959
Section 199 qualified domestic production deduction	(4,830)	(5,306)	(2,079)
Change valuation allowance	254	1	(130)
Other, net	1,092	1,652	730
	$76,015	$102,876	$26,100

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2012 and December 31, 2011 are presented below (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Loss contingency reserves	$10,399	$8,867
Employee benefits	5,074	3,380
Pension liability	19,734	19,000
Intangible assets amortization, including taxable goodwill	678	2,957
Other	15,721	10,992
Total gross deferred tax assets	51,606	45,196
Less valuation allowance	(300)	(46)
Net deferred tax assets	51,306	45,150

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(22,083)	(14,152)
Property, plant and equipment depreciation	(53,772)	(43,472)
Other	(9,457)	(11,194)
Total gross deferred tax liabilities	(85,312)	(68,818)
	$(34,006)	$(23,668)

Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$12,609	$7,465
Non-current deferred tax liability	(46,615)	(31,133)
Net deferred tax liability	$(34,006)	$(23,668)

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

At December 29, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.5 million expiring through 2020.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to various limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of the net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. Also the Company had U.S. foreign tax credit carryforwards of approximately $0.3 million and state tax carryforwards of approximately $0.6 million, which expire through 2022. As of December 29, 2012, the Company had a valuation allowance of $0.3 million due to uncertainties upon the Company's estimates of income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets as of December 29, 2012, is primarily dependent upon the Company's ability to generate future income and foreign source income in the U.S.

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

On May 8, 2012, the shareholders approved the Company's 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan").  The 2012 Omnibus Plan replaced the Company's 2004 Omnibus Incentive Plan (the "2004 Omnibus Plan") for future grants. Under the 2012 Omnibus Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 11,066,544 common shares available under the 2012 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2012 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2012 Omnibus Plan.  The 2012 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2012 Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2012 Omnibus Plan.  The Committee has adopted an executive compensation program that includes a long-term incentive component (the "LTIP") for the Company's key employees, as a subplan under the terms of the 2012 Omnibus Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP in each of fiscal 2012, 2011 and 2010 to certain of the Company's key employees, including the Chief Executive Officer and certain of its Executive Vice Presidents.   The restricted stock and stock options underlying the LTIP are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2011 and fiscal 2010 and those shares and options were issued in accordance with the terms of the LTIP. See "Fiscal 2012 Long-Term Incentive Opportunity Awards" below for a discussion of the fiscal 2012 LTIP award opportunities. The Company’s stock options granted under the 2012 Omnibus Plan generally terminate 10 years after date of grant.  At December 29, 2012, the number of common shares available for issuance under the 2012 Omnibus Plan was 11,016,544.

The following is a summary of stock-based compensation granted during the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Nonqualified Stock Options.  On March 9, 2010, the Company granted 24,000 nonqualified stock options in the aggregate under the 2004 Omnibus Plan to its non-employee directors.  The exercise price for March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of the non-employee director stock options vest 25 percent six months after the grant date and 25 percent on each of the first three anniversary dates thereafter. On March 9, 2010, the Company's board of directors granted 53,722 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 9, 2010 stock options was $8.21 per share (fair market value at the close of the trading day immediately preceding the grant date).  On March 8, 2011, the Company's board of directors granted 73,834 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 8, 2011 stock options was $14.50 per share (fair market value at the close of the trading day immediately preceding the grant date).  On March 6, 2012, the Company's board of directors granted 135,733 nonqualified stock options in the aggregate under the Company's LTIP to certain of the Company's employees. The exercise price for the March 6, 2012 stock options was $16.98 per share (fair market value at the close of the trading day immediately preceding the grant date). All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter.

Incentive Stock Options. For fiscal 2012, 2011 and 2010 none of the options issued were incentive stock options.

A summary of all stock option activity as of December 29, 2012 and changes during the year ended is presented below.

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 31, 2011	813,134	$5.10
Granted	135,733	16.98
Exercised	(226,250)	2.73
Forfeited	—	—
Expired	—	—
Options outstanding at December 29, 2012	722,617	$8.07	4.8 years
Options exercisable at December 29, 2012	567,738	$6.06	3.7 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2012, 2011 and 2010.

Weighted Average	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.14%	2.53%	2.73%
Expected term	5.75 years	5.75 years	5.77 years
Expected volatility	62.0%	61.1%	60.2%
Fair value of options granted	$9.16	$8.26	$4.80

The expected lives for options granted during fiscal 2012, 2011 and 2010 were computed using the simplified method.

At December 29, 2012, $13.7 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.7 years.

For the year ended December 29, 2012 and December 31, 2011, the amount of cash received from the exercise of options was approximately $0.1 million and $0.5 million, respectively, and the related tax benefits was approximately $2.7 million and $1.1 million, respectively. For the year January 1, 2011, the amount of cash received from the exercise of options was insignificant and the related tax benefits were approximately $0.2 million, respectively.  The total intrinsic value of options exercised for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was approximately $3.3 million, $1.4 million and $0.1 million, respectively.  The fair value of shares vested for

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was approximately $8.1 million, $3.7 million and $2.0 million, respectively.  At December 29, 2012, the aggregate intrinsic value of options outstanding was approximately $5.6 million and the aggregate intrinsic value of options exercisable was approximately $5.4 million.

Non-Vested Stock Awards.  On March 9, 2010, the Company's board of directors granted 241,183 shares of stock under the 2004 Omnibus Plan, 161,183 shares of which were under the Company's LTIP and 80,000 shares of which were granted as a discretionary grants to other employees not part of the Company’s LTIP.   At the March 9, 2010 grant date 60,296 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On March 8, 2011, the Company's board of directors granted 221,503 shares of stock all of which were under the Company's LTIP. At the March 8, 2011 grant date 55,376 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On August 29, 2011, the Company's board of directors made a discretionary grant of 10,878 shares of stock under the 2004 Omnibus Plan to certain key employees. At the August 29, 2011 grant date 2,720 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On March 6, 2012, the Company's board of directors granted 375,041 shares of stock under the 2004 Omnibus Plan, 300,041 shares of which were under the Company's LTIP and 75,000 shares of which were granted as discretionary grants to other employees not part of the Company's LTIP. At the March 6, 2012 grant date 93,761 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On May 8, 2012, the Company's board of directors granted 5,000 shares of stock under the 2004 Omnibus Plan to a newly employed officer of the Company. At the May 8, 2012 grant date 1,250 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On September 1, 2012, the Company's board of directors granted 50,000 shares of stock under the 2012 Omnibus Plan to the Company's new Chief Financial Officer. At the September 1, 2012 grant date 25,000 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments.

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

A summary of the Company’s non-vested stock awards as of December 29, 2012, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2011	954,270	$9.18
Shares granted	430,041	16.60
Shares vested	(548,287)	10.30
Shares forfeited	—	—
Stock awards outstanding December 29, 2012	836,024	$12.26

Nonemployee Director Restricted Stock Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Omnibus Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock.

Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the fourth business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its earnings.  The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 6, 2012, the Company issued 21,204 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On March 8, 2011, the Company issued 24,828 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On May 18, 2011, the Company issued 4,652 shares of restricted stock in the aggregate to its two newly elected non-employee directors under the Director Restricted Stock Plan. On March 9, 2010, the Company issued 14,616 shares of restricted stock in the aggregate to its non-employee directors under the Non-Employee Director Restricted Stock Award Plan then in effect.

A summary of the Company’s non-employee director restricted stock awards as of December 29, 2012, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2011	87,254	$7.79
Restricted shares granted	21,204	16.98
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding December 29, 2012	108,458	$9.59

Fiscal 2012 Long-Term Incentive Opportunity Awards.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2012 to certain of the Company's key employees, including the Chief Executive Officer, the President and certain of its Executive Vice Presidents (the "2012 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2012 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2012.  Accordingly, in accordance with the terms of the 2012 Restricted Stock and Option Awards, it is anticipated that the restricted stock representing 80% of the potential award and stock options representing 20% of the potential award will be granted and issued to the recipients on the fourth business day after the Company releases its annual financial results for fiscal 2012. The amount of restricted stock and stock options to be issued was predetermined using a discounted per share price. The "Discounted Per Share Price" is derived by discounting the closing market price of the Company's common stock as of the last trading day of the immediately preceding fiscal year to account for forfeiture of the restricted stock based on, among other things, the probability of the failure of the restricted stock to be granted and the failure of the Company to meet the required performance measures. The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

The above 2012 Restricted Stock and Option Awards were deemed equity classified in fiscal 2012 as the shares are known, but have not yet been granted. The prior year LTIP awards were treated as a liability until the grant date when the number of shares and options to be issued were known, and then it became equity-classified.  At December 31, 2011 the Company recorded a liability of approximately $4.0 million on the balance sheet for the long-term incentive opportunities.

2010 Special Incentive Program Awards. On November 11, 2010, the Committee approved a 2010 Special Incentive Program (the "2010 Special Incentive Program") for certain key employees of the Company pursuant to the Company's 2004 Omnibus Plan, conditioned upon the closing of the Merger.  Under the 2010 Special Incentive Program, certain key employees (the "Participating Employees") upon successful completion of the Merger became eligible to receive a total of 640,000 shares of restricted stock of which 463,333 shares have been issued as of December 29, 2012.  The stock vests upon the closing of the Merger and achievement of certain varying market conditions over vesting periods spanning 4 years.  A Participating Employee will not be entitled to receive any grant under these restricted stock awards if such Participating Employee’s employment with the Company has terminated, voluntarily or involuntarily, prior to the determination that the conditions to receive such restricted stock award have been fulfilled.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 14.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended January 1, 2011
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$589	$(228)	$361
Amortization of actuarial loss	3,131	(1,214)	1,917
Amortization of prior service costs	111	(43)	68
Total defined benefit pension plans	3,831	(1,485)	2,346
Natural gas swap derivatives
Loss reclassified to net income	161	(62)	99
Loss recognized in other comprehensive income	(257)	99	(158)
Total natural gas derivatives	(96)	37	(59)
Interest Swap derivatives
Loss reclassified to net income	1,551	(601)	950
Loss recognized in other comprehensive income	(723)	280	(443)
Total interest swap derivatives	828	(321)	507
Other comprehensive income	$4,563	$(1,769)	$2,794
Year Ended December 31, 2011
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(19,280)	$7,474	$(11,806)
Amortization of actuarial loss	2,724	(1,056)	1,668
Actuarial prior service cost recognized	(103)	40	(63)
Amortization of prior service costs	90	(35)	55
Total defined benefit pension plans	(16,569)	6,423	(10,146)
Natural gas swap derivatives
Loss reclassified to net income	441	(170)	271
Loss recognized in other comprehensive income	(1,229)	476	(753)
Total natural gas derivatives	(788)	306	(482)
Interest Swap derivatives
Loss reclassified to net income	1,163	(451)	712
Other comprehensive income	$(16,194)	$6,278	$(9,916)
Year Ended December 29, 2012
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(6,768)	$2,623	$(4,145)
Amortization of actuarial loss	4,756	(1,844)	2,912
Amortization of prior service costs	103	(39)	64
Total defined benefit pension plans	(1,909)	740	(1,169)
Natural gas swap derivatives
Loss reclassified to net income	1,267	(491)	776
Loss recognized in other comprehensive income	(628)	243	(385)
Total natural gas derivatives	639	(248)	391
Corn option derivatives
Loss recognized in other comprehensive income	317	(123)	194
Total corn options	317	(123)	194
Interest Swap derivatives
Loss reclassified to net income	260	(101)	159
Other comprehensive income	$(693)	$268	$(425)

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 15.    EMPLOYEE BENEFIT PLANS

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

Effective January 1, 2012, the Griffin hourly 401(k) plan merged into the Darling International Inc. Hourly 401(k) Savings Plan.  Effective January 1, 2012, all of the Company’s hourly employees are eligible to participate in this plan, which allows for elective deferrals, an employer match equal to 25% up to 6% of a participants deferrals each pay period and an employer contribution based on age (ranging from 2-5% of compensation per year). Previously, the Company's employer match was equal to 100% of the first $10 per pay period deferred by a participant, with a maximum of $520 per year, and an employer contribution equal to $520 per year.  Effective January 1, 2012, Darling International Inc.'s Hourly 401(k) Savings Plan accepted the transfer of assets and liabilities of the hourly employees of Griffin that had account balances in the Griffin plans which existed prior to January 1, 2012.  The Company's matching portion and annual employer contribution to the Darling International Inc. Hourly 401(k) Savings plan for fiscal 2012, 2011 and 2010 was approximately $2.3 million, $0.7 million and $0.7 million, respectively.

Effective January 1, 2012, the Griffin salaried 401(k) plan merged into the Darling International Inc. Salaried 401(k) Savings Plan, a defined contribution plan, which was amended and now includes an employer match equal to 25% up to 6% of a participants deferrals each pay period and an employer contribution based on age (ranging from 3-6% of compensation per year). Previously, the Darling International Inc. Salaried 401(k) Savings Plan included an employer contribution based on age (ranging from 2-5% of compensation per year).  Effective January 1, 2012, Darling International Inc.'s Salaried 401(k) Savings Plan accepted the transfer of assets and liabilities of the salaried employees of Griffin that had account balances in the Griffin plans which existed prior to January 1, 2012. The Company’s matching portion and annual employer contribution portion to the Darling International Inc. Salaried 401(k) Savings Plan for fiscal 2012, 2011 and 2010 was approximately $4.9 million, $1.5 million and $1.5 million, respectively.

Under Griffin's old defined contribution plans the Company made matching contributions for fiscal 2011 of approximately $0.5 million and immaterial amounts in fiscal 2010.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

The following table sets forth the plans’ funded status and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 29, 2012 and December 31, 2011) (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2012	December 31, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$123,553	$111,376
Service cost	326	1,178
Interest cost	5,451	6,052
Actuarial loss	13,084	18,028
Benefits paid	(4,617)	(4,336)
Effect of curtailment	—	(8,911)
Other	—	166
Projected benefit obligation at end of period	137,797	123,553

Change in plan assets:
Fair value of plan assets at beginning of period	96,235	93,308
Actual return on plan assets	13,026	(3,274)
Employer contribution	1,875	10,537
Benefits paid	(4,617)	(4,336)
Fair value of plan assets at end of period	106,519	96,235

Funded status	(31,278)	(27,318)
Net amount recognized	$(31,278)	$(27,318)

Amounts recognized in the consolidated balance sheets consist of:
Non-current liability	$(31,278)	$(27,318)
Net amount recognized	$(31,278)	$(27,318)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$50,714	$48,702
Prior service cost	174	277
Net amount recognized (a)	$50,888	$48,979

(a)	Amounts do not include deferred taxes of $19.4 million and $18.6 million at December 29, 2012 and December 31, 2011, respectively.

	December 29, 2012	December 31, 2011
Projected benefit obligation	$137,797	$123,553
Accumulated benefit obligation	137,797	123,553
Fair value of plan assets	106,519	96,235

Net pension cost includes the following components (in thousands):

	December 29, 2012	December 31, 2011	January 1, 2011
Service cost	$326	$1,178	$1,056
Interest cost	5,451	6,052	5,959
Expected return on plan assets	(6,709)	(6,888)	(6,389)
Net amortization and deferral	4,845	2,814	3,242
Curtailment	14	63	—
Net pension cost	$3,927	$3,219	$3,868

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2012	2011
Actuarial (loss)/gain recognized:
Reclassification adjustments	$2,912	$1,668
Actuarial (loss)/gain recognized during the period	(4,145)	(11,806)
Prior service (cost) credit recognized:
Reclassification adjustments	64	55
Prior service cost arising during the period	—	(63)
	$(1,169)	$(10,146)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2013 is as follows (in thousands):

2013
Net actuarial loss	$5,202
Prior service cost	59
$5,261

Weighted average assumptions used to determine benefit obligations were:

	December 29, 2012	December 31, 2011	January 1, 2011
Discount rate	3.90%	4.50%	5.55%
Rate of compensation increase	—%	—%	4.16%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 29, 2012	December 31, 2011	January 1, 2011
Discount rate	4.50%	5.55%	5.90%
Rate of increase in future compensation levels	—%	4.16%	4.08%
Expected long-term rate of return on assets	7.35%	7.85%	7.85%

Consideration was made to the long-term time horizon for the plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income, several years in the last ten years (except for 2008) having strong double digit returns as well as several years of single digit losses, the Company believes it is reasonable to expect a long-term rate of return of 7.35% for the plans' investments as a whole.

Plan Assets

The Company's pension plan weighted-average asset allocations at December 29, 2012 and December 31, 2011, by asset category, are as follows:

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Plan Assets at
Asset Category	December 29, 2012	December 31, 2011
Equity Securities	61.3%	59.7%
Debt Securities	38.7%	40.3%
Total	100.0%	100.0%

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective.  The strategic asset allocation is based on this long-term perspective and the plans' funded status.  However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity.  Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.  The results of a thorough asset-liability study completed during 2012 established a dynamic asset allocation glide path (the "Glide Path") by which the plans' asset allocations are determined. The Glide Path designates intervals based on funded status which contain a corresponding allocation to equities/real assets and fixed income. As the plans' funded status improves, the allocations become more conservative, and the opposite is true when the funded status declines.

Based upon the plans’ funded status, time horizon, risk tolerances, performance expectations, asset class constraints and asset-liability study results, target asset allocation ranges are as follows:

Fixed Income	35% - 80%
Equities	20% - 65%

The fixed income allocation is primarily invested in corporate and government bonds denominated in U.S. dollar, private and publicly traded mortgages, private placement debt and cash equivalents.  The average duration of the issues is managed to closely match the duration of the plans' liabilities.   The portfolio is expected to be well-diversified.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The diversified asset portion of the allocation will invest in securities with a goal to outpace inflation and preserve their value. The securities in this allocation may consist of inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed-income securities, securities of natural resource companies, master limited partnerships, publicly-listed infrastructure companies, and floating rate debt.

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five to seven years.  Reallocations are performed on a monthly basis to retain target allocation ranges. On a quarterly basis the plans' funded status will be recalculated to determine which Glide Path interval allocation is appropriate.

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 31, 2011
Fixed Income:
Long Term	$33,872	$33,872	$—	$—
Short Term	4,918	4,461	457	—
Equity Securities:
Domestic equities	47,122	47,122	—	—
International equities	10,323	10,323	—	—
Totals	$96,235	95,778	$457	$—

Balances as December 29, 2012

Fixed Income:
Long Term	$40,255	$14,064	$26,191	$—
Short Term	954	542	412	—
Equity Securities:
Domestic equities	44,997	43,563	1,434	—
International equities	20,313	19,551	762	—
Totals	$106,519	$77,720	$28,799	$—

During fiscal 2010 the Company increased its pension investment options allowing for investing directly into mutual funds whereby the Company believes it gives the pension plan assets more options and a greater long term return potential.  As a result the Company has transferred its pension assets in fiscal 2010 from pooled separate accounts ("PSA") accounts to assets comprised primarily of mutual funds, which are publicly traded in an active market.  The particular shares used in the defined benefit plans are either retirement plan shares or A-shares with no loads.  The fair value of each mutual fund is based on the market value of the underlying investments. In fiscal 2012, the Glide Path directed the Company to invest in certain PSA's in an effort to minimize the plans' funded status variability as compared to fiscal 2011.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $0.4 million to meet funding requirements for its pension plans in fiscal 2013.

Estimated Future Benefit Payments

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2013	$5,220
2014	5,760
2015	6,030
2016	6,260
2017	6,490
Years 2018 – 2022	36,480

Multiemployer Pension Plans

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Financial Accounting Standards Board ("FASB") issued guidance requiring companies to provide additional disclosures related to individually significant multiemployer pension plans. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. The following table provides more detail on these two significant multiemployer plans (contributions in thousands):

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,371	$1,386	$1,401	April 2015 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	746	705	630	December 2014 (c)
All other multiemployer plans					1,083	1,009	869
		Total Company Contributions			$3,200	$3,100	$2,900

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through April 1, 2015.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through December 15, 2014.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one plan has certified as seriously endangered or orange zone as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.2 million, $3.1 million and $2.9 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of December 29, 2012, the Company has an accrued liability of approximately $1.0 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan.  While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices. Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  At December 29, 2012, the Company had natural gas swaps and corn options outstanding that qualified and were designated for hedge accounting as well as natural gas swaps, heating oil swaps and options and corn options and future contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the Merger and entry into a new Credit Agreement the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest rate swaps which ended April 7, 2012.

In fiscal 2011, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage through the second quarter of fiscal 2012. As of December 29, 2012, all of the contracts have expired and settled according to the contracts.

In fiscal 2012, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the second quarter of fiscal 2013.  As of December 29, 2012, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2012, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the fourth quarter of fiscal 2013. As of December 29, 2012, the contracts positions and activity are disclosed below.

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at December 29, 2012 into earnings over the next 12 months will be approximately $0.3 million.  As of December 29, 2012, approximately $0.3 million of losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of December 29, 2012 and December 31, 2011 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	December 29, 2012	December 31, 2011
Natural gas swaps	Other current assets	$11	$—
Corn options	Other current assets	490	—

Total derivatives designated as hedges		$501	$—

Derivatives not Designated as Hedges
Corn options and futures	Other current assets	$117	$—
Heating oil swaps	Other current assets	104	6

Total derivatives not designated as hedges		$221	$6

Total asset derivatives		$722	$6

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	December 29, 2012	December 31, 2011
Natural gas swaps	Accrued expenses	$21	$669

Total derivatives designated as hedges		$21	$669

Derivatives not Designated as Hedges
Natural gas swaps	Accrued Expenses	$—	$143
Corn options and futures	Accrued Expenses	119	—
Heating oil swaps	Accrued Expenses	4	24

Total derivatives not designated as hedges		$123	$167

Total liability derivatives		$144	$836

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended December 29, 2012 and December 31, 2011 are as follows (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2012	2011	2012	2011	2012	2011

Interest rate swaps	$—	$—	$(260)	$(1,163)	$—	$—
Corn options	317	—	—	—	159	—
Natural gas swaps	(628)	(1,229)	(1,267)	(441)	13	—

Total	$(311)	$(1,229)	$(1,527)	$(1,604)	$172	$—

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $0.3 million and approximately $1.2 million recorded net of taxes of approximately $0.1 million and approximately $0.5 million for the year ended December 29, 2012 and December 31, 2011, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps and natural gas swaps is included in other income/(expense), net in the Company’s consolidated statements of operations.

At December 29, 2012, the Company had forward purchase agreements in place for purchases of approximately  $4.5 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following table presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 29, 2012 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 29, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$722	$—	$722	$—
Total Assets	722	—	722	—

Liabilities
Derivative liabilities	144	—	144	—
Senior Notes	287,188	—	287,188	—
Total Liabilities	$287,332	$—	$287,332	$—

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Derivative assets consist of the Company's natural gas swap contracts, heating oil swap contracts and corn oil option and futures, which represents the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap and option rate considering the instruments term, notional amount and credit risk.  See Note 16 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company's natural gas swap contracts, heating oil swap contracts and corn option and futures, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for breakdown by instrument type.

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

NOTE 18.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2012, 2011 and 2010.

NOTE 19.    CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 29, 2012 and December 31, 2011, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $37.0 million and $38.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.3 million and $9.6 million, as of December 29, 2012 and December 31, 2011, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously. All previously scheduled discovery and trial dates in the case have been stayed pending settlement discussions amongst the parties. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position or results of operation.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. The City of Fresno and Darling International Inc. In the complaint, which was subsequently amended on January 31, 2013, the plaintiff alleges that the City of Fresno has failed to enforce its own zoning ordinances and permitting requirements and engaged in a number of discriminatory practices against the citizens of West Fresno. In addition, the complaint alleges that the Company's Fresno facility is operating without a proper use permit and constitutes a continuing private and public nuisance. In the complaint the plaintiff seeks, among other things, injunctive relief. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in February 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition or results of operations.

NOTE 20.    BUSINESS SEGMENTS

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

Rendering
Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $809.7 million, $950.8 million and $399.1 million of net sales for the year ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Protein was approximately $496.2 million, $447.7 million and $243.5 million of net sales for the year ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Rendering also provides grease trap servicing. Included in Rendering is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Business Segment Net Revenues (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Rendering	$1,406,061	$1,501,280	$714,685
Bakery	295,368	295,969	10,224
Total	$1,701,429	$1,797,249	$724,909

Business Segment Profit/(Loss)  (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Rendering	$267,511	$329,791	$132,502
Bakery	57,126	62,259	1,425
Corporate Activities	(169,813)	(185,469)	(80,947)
Interest expense	(24,054)	(37,163)	(8,737)
Net income	$130,770	$169,418	$44,243

Included in Corporate Activities are general corporate expenses and the depreciation of fixed assets related to "Fresh Start Reporting."

Business Segment Assets (in thousands):

	December 29, 2012	December 31, 2011
Rendering	$1,107,052	$1,092,988
Bakery	170,566	165,885
Corporate Activities	274,798	158,157
Total	$1,552,416	$1,417,030

 Business Segment Property, Plant and Equipment (in thousands):

	December 29, 2012	December 31, 2011	January 1, 2011
Depreciation and amortization:
Rendering	$66,964	$66,412	$27,959
Bakery	10,711	8,647	426
Corporate Activities	7,696	3,850	3,523
Total	$85,371	$78,909	$31,908
Capital expenditures:
Rendering	$70,873	$51,888	$21,431
Bakery	13,537	6,247	165
Corporate Activities	31,003	2,018	3,124
Total (a)	$115,413	$60,153	$24,720

(a)
Excludes the capital assets acquired as part of the acquisition of assets related to the BioPur acquisition in fiscal 2012 of approximately $0.6 million and the Griffin Transaction and Nebraska Transaction in fiscal 2010 of approximately $243.7 million.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Company has no material foreign operations, but exports a portion of its products to customers in various foreign countries.

Geographic Area Net Trade Revenues (in thousands):

	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$1,485,237	$1,526,351	$653,909
Foreign	216,192	270,898	71,000
Total	$1,701,429	$1,797,249	$724,909

The Company attributes revenues from external customers to individual foreign countries based on the destination of the Company's shipments.  For fiscal 2012, 2011 and 2010, no individual foreign country comprised more than 5% of the Company’s consolidated revenue.

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 29, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$387,108	$436,674	$452,732	$424,915
Operating income	52,510	63,968	65,776	49,487
Income from operations before income taxes	44,741	57,829	59,307	44,908
Net income	28,571	36,225	37,172	28,802

Basic earnings per share	0.24	0.31	0.32	0.24
Diluted earnings per share	0.24	0.31	0.31	0.24

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$439,898	$470,610	$455,875	$430,866
Operating income	88,173	92,259	74,553	58,999
Income from operations before income taxes	73,339	82,486	66,141	50,328
Net income	46,562	52,227	41,132	29,497

Basic earnings per share	0.43	0.45	0.35	0.25
Diluted earnings per share	0.43	0.44	0.35	0.25

NOTE 22.    RELATED PARTY TRANSACTIONS

Lease Agreements

Darling through its wholly-owned subsidiary Griffin Industries LLC, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Co-Chief Operations Officer. The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the Joint Venture where the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the Joint Venture's full operational requirement of feedstock, but the Joint Venture is not obligated to purchase the raw material offered by the Company. At December 29, 2012, the Company had recorded sales to the Joint Venture of approximately $0.3 million and has a current receivable due from the Joint Venture of approximately $0.3 million.

NOTE 23.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Out of Accumulated Other Comprehensive Income. This ASU amends ASC Topic 220, Comprehensive Income. This new standard requires an entity to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of other comprehensive income. This update is effective for the Company on December 30, 2012. The Company is currently evaluating the impact of adopting this standard.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 24.    GUARANTOR FINANCIAL INFORMATION

The Company's Notes (see Note 10) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 29, 2012 and December 31, 2011, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Condensed Consolidating Balance Sheet
As of December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$174,576	$455,604	$3,037	$(342,955)	$290,262
Investment in subsidiaries	1,449,577	—	—	(1,449,577)	—
Property, plant and equipment, net	148,131	305,796	—	—	453,927
Intangible assets, net	14,497	322,634	271	—	337,402
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	62,495	—	62,495
Other assets	26,530	431	—	—	26,961
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$414,755	$59,218	$666	$(342,955)	$131,684
Long-term debt, net of current portion	250,000	142	—	—	250,142
Other noncurrent liabilities	61,365	—	174	—	61,539
Deferred income taxes	46,615	—	—	—	46,615
Total liabilities	772,735	59,360	840	(342,955)	489,980
Total stockholders' equity	1,062,436	1,384,348	65,229	(1,449,577)	1,062,436
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$124,675	$347,989	$3,980	$(256,964)	$219,680
Investment in subsidiaries	1,286,175	—	—	(1,286,175)	—
Property, plant and equipment, net	119,898	280,324	—	—	400,222
Intangible assets, net	14,747	347,874	293	—	362,914
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	21,733	—	21,733
Other assets	27,725	3,387	—	—	31,112
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$317,561	$63,718	$2,942	$(256,964)	$127,257
Long-term debt, net of current portion	280,000	20	—	—	280,020
Other noncurrent liabilities	46,011	12,052	182	—	58,245
Deferred income taxes	31,133	—	—	—	31,133
Total liabilities	674,705	75,790	3,124	(256,964)	496,655
Total stockholders' equity	920,375	1,263,027	23,148	(1,286,175)	920,375
	$1,595,080	$1,338,817	$26,272	$(1,543,139)	$1,417,030

Condensed Consolidating Statements of Operations
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$658,897	$1,216,264	$14,425	$(188,157)	$1,701,429
Cost and expenses:
Cost of sales and operating expenses	512,199	894,820	13,742	(188,157)	1,232,604
Selling, general and administrative expenses	80,432	71,141	140	—	151,713
Depreciation and amortization	23,542	61,807	22	—	85,371
Total costs and expenses	616,173	1,027,768	13,904	(188,157)	1,469,688
Operating income	42,724	188,496	521	—	231,741

Interest expense	(24,047)	(7)	—	—	(24,054)
Other income/(expense), net	(1,572)	3,355	(23)	—	1,760
Equity in net loss of unconsolidated subsidiary	—	—	(2,662)	—	(2,662)
Earnings in investments in subsidiaries	119,953	—	—	(119,953)	—
Income/(loss) from operations before taxes	137,058	191,844	(2,164)	(119,953)	206,785
Income taxes (benefit)	6,288	70,523	(796)	—	76,015
Net income/(loss)	$130,770	$121,321	$(1,368)	$(119,953)	$130,770

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$721,990	$1,238,858	$27,484	$(191,083)	$1,797,249
Cost and expenses:
Cost of sales and operating expenses	553,218	879,277	26,809	(191,083)	1,268,221
Selling, general and administrative expenses	67,829	68,149	157	—	136,135
Depreciation and amortization	23,531	55,356	22	—	78,909
Total costs and expenses	644,578	1,002,782	26,988	(191,083)	1,483,265
Operating income	77,412	236,076	496	—	313,984

Interest expense	(37,161)	(2)	—	—	(37,163)
Other income/(expense), net	(2,533)	(479)	57	—	(2,955)
Equity in net loss of unconsolidated subsidiary	—	—	(1,572)	—	(1,572)
Earnings in investments in subsidiaries	145,950	—	—	(145,950)	—
Income/(loss) from operations before taxes	183,668	235,595	(1,019)	(145,950)	272,294
Income taxes (benefit)	14,250	89,011	(385)	—	102,876
Net income/(loss)	$169,418	$146,584	$(634)	$(145,950)	$169,418

Condensed Consolidating Statements of Operations
For the year ended January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$560,270	$302,074	$813	$(138,248)	$724,909
Cost and expenses:
Cost of sales and operating expenses	421,841	247,357	749	(138,248)	531,699
Selling, general and administrative expenses	60,282	7,750	10	—	68,042
Depreciation and amortization	21,768	10,140	—	—	31,908
Acquisition costs	10,798	—	—	—	10,798
Total costs and expenses	514,689	265,247	759	(138,248)	642,447
Operating income	45,581	36,827	54	—	82,462

Interest expense	(8,735)	(2)	—	—	(8,737)
Other income/(expense), net	(1,890)	(897)	(595)	—	(3,382)
Earnings in investments in subsidiaries	22,258	—	—	(22,258)	—
Income/(loss) from operations before taxes	57,214	35,928	(541)	(22,258)	70,343
Income taxes (benefit)	12,971	13,330	(201)	—	26,100
Net income/(loss)	$44,243	$22,598	$(340)	$(22,258)	$44,243

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$130,770	$121,321	$(1,368)	$(119,953)	$130,770
Other comprehensive income (loss), net of tax:
Pension adjustments	(1,169)	—	—	—	(1,169)
Natural gas swap derivative adjustments	391	—	—	—	391
Corn option derivative adjustments	194	—	—	—	194
Interest rate swap derivative adjustments	159	—	—	—	159
Total other comprehensive income, net of tax	(425)	—	—	—	(425)
Total comprehensive income (loss)	$130,345	$121,321	$(1,368)	$(119,953)	$130,345

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$169,418	$146,584	$(634)	$(145,950)	$169,418
Other comprehensive income (loss), net of tax:
Pension adjustments	(10,146)	—	—	—	(10,146)
Natural gas swap derivative adjustments	(482)	—	—	—	(482)
Interest rate swap derivative adjustments	712	—	—	—	712
Total other comprehensive income, net of tax	(9,916)	—	—	—	(9,916)
Total comprehensive income (loss)	$159,502	$146,584	$(634)	$(145,950)	$159,502

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$44,243	$22,598	$(340)	$(22,258)	$44,243
Other comprehensive income (loss), net of tax:
Pension adjustments	2,346	—	—	—	2,346
Natural gas swap derivative adjustments	(59)	—	—	—	(59)
Interest rate swap derivative adjustments	507	—	—	—	507
Total other comprehensive income, net of tax	2,794	—	—	—	2,794
Total comprehensive income (loss)	$47,037	$22,598	$(340)	$(22,258)	$47,037

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$130,770	$121,321	$(1,368)	$(119,953)	$130,770
Earnings in investments in subsidiaries	(119,953)	—	—	119,953	—
Other operating cash flows	175,098	(56,445)	114	—	118,767
Net cash provided/(used) by operating activities	185,915	64,876	(1,254)	—	249,537

Cash flows from investing activities:
Capital expenditures	(49,619)	(65,794)	—	—	(115,413)
Acquisitions, net of cash acquired	(3,000)	—	—	—	(3,000)
Investment in subsidiaries and affiliates	(43,449)	—	(43,424)	43,449	(43,424)
Gross proceeds from sale of property, plant and equipment and other assets	2,083	1,787	—	—	3,870
Proceeds from insurance settlements	1,305	2,967	—	—	4,272
Payments related to routes and other intangibles	(137)	—	—	—	(137)
Net cash provide/(used) in investing activities	(92,817)	(61,040)	(43,424)	43,449	(153,832)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(32)	—	—	(30,032)
Issuance of common stock	72	—	—	—	72
Contributions from parent	—	—	43,449	(43,449)	—
Minimum withholding taxes paid on stock awards	(4,084)	—	—	—	(4,084)
Excess tax benefits from stock-based compensation	2,652	—	—	—	2,652
Net cash provided/(used) in financing activities	(31,360)	(32)	43,449	(43,449)	(31,392)

Net increase/(decrease) in cash and cash equivalents	61,738	3,804	(1,229)	—	64,313
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$96,945	$5,577	$727	$—	$103,249

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$169,418	$146,584	$(634)	$(145,950)	$169,418
Earnings in investments in subsidiaries	(145,950)	—	—	145,950	—
Other operating cash flows	184,027	(114,532)	1,951	—	71,446
Net cash provided by operating activities	207,495	32,052	1,317	—	240,864

Cash flows from investing activities:
Capital expenditures	(23,835)	(36,318)	—	—	(60,153)
Acquisitions, net of cash acquired	(1,754)	—	—	—	(1,754)
Investment in subsidiaries and affiliates	(23,330)	—	(23,305)	23,330	(23,305)
Gross proceeds from sale of property, plant and equipment and other assets	961	568	—	—	1,529
Net cash provided/(used) in investing activities	(47,958)	(35,750)	(23,305)	23,330	(83,683)

Cash flows from financing activities:
Payments on long-term debt	(270,000)	(9)	—	—	(270,009)
Borrowing from revolving credit facility	131,000	—	—	—	131,000
Payments on revolving credit facility	(291,000)	—	—	—	(291,000)
Deferred loan costs	(399)	—	—	—	(399)
Issuances of common stock	293,117	—	—	—	293,117
Contributions from parent	—	—	23,330	(23,330)	—
Minimum withholding taxes paid on stock awards	(1,281)	—	—	—	(1,281)
Excess tax benefits from stock-based compensation	1,125	—	—	—	1,125
Net cash provided/(used) in financing activities	(137,438)	(9)	23,330	(23,330)	(137,447)

Net increase/(decrease) in cash and cash equivalents	22,099	(3,707)	1,342	—	19,734
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$35,207	$1,773	$1,956	$—	$38,936

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 1, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,243	$22,598	$(340)	$(22,258)	$44,243
Earnings in investments in subsidiaries	(22,258)	—	—	22,258	—
Other operating cash flows	46,624	(10,311)	954	—	37,267
Net cash provided by operating activities	68,609	12,287	614	—	81,510

Cash flows from investing activities:
Capital expenditures	(17,648)	(7,072)	—	—	(24,720)
Acquisitions, net of cash acquired	(758,182)	—	—	—	(758,182)
Gross proceeds from sale of property, plant and equipment and other assets	406	218	—	—	624
Payments related to routes and other intangibles	(1,367)	—	—	—	(1,367)
Net cash used in investing activities	(776,791)	(6,854)	—	—	(783,645)

Cash flows from financing activities:
Proceeds from long-term debt	550,000	—	—	—	550,000
Payments on long-term debt	(32,500)	(9)	—	—	(32,509)
Borrowing from revolving credit facility	160,000	—	—	—	160,000
Deferred loan costs	(24,020)	—	—	—	(24,020)
Issuances of common stock	35	—	—	—	35
Minimum withholding taxes paid on stock awards	(585)	—	—	—	(585)
Excess tax benefits from stock-based compensation	234	—	—	—	234
Net cash provided/(used) in financing activities	653,164	(9)	—	—	653,155

Net increase in cash and cash equivalents	(55,018)	5,424	614	—	(48,980)
Cash and cash equivalents at beginning of year	68,126	56	—	—	68,182
Cash and cash equivalents at end of year	$13,108	$5,480	$614	$—	$19,202

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2012.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled "Election of Directors,"  "Our Management - Executive Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Committees of the Board - Audit Committee" included in the Company’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Email:  bphillips@darlingii.com

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled "Executive Compensation," "Compensation Committee Report" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" included in the Company’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled "Transactions with Related Persons, Promoters and Certain Control Persons,"  "Corporate Governance – Code of Business Conduct" and "Corporate Governance - Independent Directors" included in the Company's definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled "Ratification of Selection of Independent Registered Public Accountant" included in the Company’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

10.16 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.17 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.18 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.20 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.21 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.22 *
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

10.24 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.25 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.26 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.27 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.28 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.29 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.30 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.31 *
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

10.34 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.35 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.36 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.37 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.38 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.39 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.40 *
Form of Senior Executive Termination Benefits Agreement between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2012 and incorporated herein by reference).

10.41 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.42 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.43
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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 27, 2013
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Colin Stevenson	Executive Vice President –	February 27, 2013
Colin Stevenson	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	February 27, 2013
O. Thomas Albrecht

/s/ D. Eugene Ewing	Director	February 27, 2013
D. Eugene Ewing

/s/ Charles Macaluso	Director	February 27, 2013
Charles Macaluso

/s/ John D. March	Director	February 27, 2013
John D. March

/s/ Michael Rescoe	Director	February 27, 2013
Michael Rescoe

/s/ Michael Urbut	Director	February 27, 2013
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

10.16 *	1994 Employee Flexible Stock Option Plan (filed as Exhibit 2 to the Company’s Revised Definitive Proxy Statement filed on April 20, 2001, and incorporated herein by reference).

10.17 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.18 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005, and incorporated herein by reference).

10.19*	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.20*	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).
10.21 *
Darling International Inc. Compensation Committee Long-Term Incentive Program Policy Statement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.22 *
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

10.24 *
Darling International Inc. Compensation Committee 2011 Amended and Restated Executive Compensation Program Policy Statement adopted February 3, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2011 and incorporated herein by reference).

10.25 *	Integration Success Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.26 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.27 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.28 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.29 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.30 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.31 *
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

10.34 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.35 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.36 *
Amended and Restated Senior Executive Termination Benefits Agreement dated, as of January 15, 2009, between Darling International Inc. and John O. Muse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.37 *
First Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2009 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2009 and incorporated herein by reference).

10.38 *
Second Addendum to Amended and Restated Senior Executive Termination Benefits Agreement dated as of December 8, 2010 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.39 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.40 *
Form of Senior Executive Termination Benefits Agreement between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2012 and incorporated herein by reference).

10.41 *
Separation and Consulting Agreement dated October 26, 2009, between Darling International Inc. and Mark A. Myers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).

10.42 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.43
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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.