Form 10-Q
period 2013-03-30
DARLING INTERNATIONAL INC
filed 2013-05-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
OR

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

There were 118,196,608 shares of common stock, $0.01 par value, outstanding at May 2, 2013.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 30, 2013 and December 29, 2012
(in thousands, except share data)

	March 30, 2013	December 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$121,777	$103,249
Restricted cash	377	361
Accounts receivable, net	98,211	98,131
Inventories	62,664	65,065
Prepaid expenses	12,047	9,256
Other current assets	6,651	1,591
Deferred income taxes	11,235	12,609
Total current assets	312,962	290,262
Property, plant and equipment, less accumulated depreciation of $336,637 at March 30, 2013 and $326,201 at December 29, 2012	462,754	453,927
Intangible assets, less accumulated amortization of $80,034 at March 30, 2013 and $73,021 at December 29, 2012	331,002	337,402
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	73,835	62,495
Other assets	29,871	26,961
	$1,591,793	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$82
Accounts payable, principally trade	57,812	54,014
Accrued expenses	64,275	77,588
Total current liabilities	122,170	131,684
Long-term debt, net of current portion	250,120	250,142
Other non-current liabilities	59,909	61,539
Deferred income taxes	61,735	46,615
Total liabilities	493,934	489,980
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 119,148,005 and 118,622,650 shares issued at March 30, 2013 and at December 29, 2012, respectively	1,191	1,186
Additional paid-in capital	607,432	603,836
Treasury stock, at cost; 955,397 and 807,659 shares at March 30, 2013 and at December 29, 2012, respectively	(12,518)	(10,033)
Accumulated other comprehensive loss	(29,427)	(31,329)
Retained earnings	531,181	498,776
Total stockholders’ equity	1,097,859	1,062,436
	$1,591,793	$1,552,416

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 30, 2013 and March 31, 2012
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$445,422	$387,108
Costs and expenses:
Cost of sales and operating expenses	322,686	276,469
Selling, general and administrative expenses	42,293	37,369
Depreciation and amortization	21,867	20,760
Total costs and expenses	386,846	334,598
Operating income	58,576	52,510

Other expense:
Interest expense	(5,625)	(6,925)
Other income/(expense), net	1,067	(608)
Total other expense	(4,558)	(7,533)

Equity in net loss of unconsolidated subsidiary	(1,195)	(236)
Income before income taxes	52,823	44,741
Income taxes	20,418	16,170
Net income	$32,405	$28,571

Basic income per share	$0.27	$0.24
Diluted income per share	$0.27	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 30, 2013 and March 31, 2012
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$32,405	$28,571
Other comprehensive income, net of tax:
Pension adjustments	805	742
Natural gas swap derivative adjustments	148	7
Corn option derivative adjustments	949	—
Interest rate swap derivative adjustment	—	142
Total other comprehensive income, net of tax	1,902	891
Total comprehensive income	$34,307	$29,462

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 30, 2013 and March 31, 2012
(in thousands)
(unaudited)

	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$32,405	$28,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,867	20,760
Loss/(gain) on disposal of property, plant, equipment and other assets	(210)	360
Gain on insurance proceeds from insurance settlement	(1,531)	—
Deferred taxes	16,494	3,253
Increase in long-term pension liability	330	135
Stock-based compensation expense	2,883	3,071
Write-off deferred loan costs	—	725
Deferred loan cost amortization	768	764
Equity in net loss of unconsolidated subsidiary	1,195	236
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,451	12,434
Income taxes refundable/payable	(3,313)	11,027
Inventories and prepaid expenses	(390)	(8,337)
Accounts payable and accrued expenses	(6,333)	(23,438)
Other	(6,134)	4,010
Net cash provided by operating activities	59,482	53,571
Cash flows from investing activities:
Capital expenditures	(26,392)	(24,690)
Investment in unconsolidated subsidiary	(12,535)	(11,351)
Gross proceeds from disposal of property, plant and equipment and other assets	412	2,228
Payments related to routes and other intangibles	(613)	—
Net cash used by investing activities	(39,128)	(33,813)
Cash flows from financing activities:
Payments on long-term debt	(21)	(30,002)
Issuance of common stock	16	64
Minimum withholding taxes paid on stock awards	(2,523)	(2,157)
Excess tax benefits from stock-based compensation	702	985
Net cash used by financing activities	(1,826)	(31,110)
Net increase/(decrease) in cash and cash equivalents	18,528	(11,352)
Cash and cash equivalents at beginning of period	103,249	38,936
Cash and cash equivalents at end of period	$121,777	$27,584
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$2,341	$—
Cash paid during the period for:
Interest	$167	$155
Income taxes, net of refunds	$8,118	$295

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2013
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three month periods ended March 30, 2013 and March 31, 2012, have been prepared by the Company in accordance with generally accepted accounting principles in the United States without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2012.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 30, 2013, and include the 13 weeks ended March 30, 2013, and the 13 weeks ended March 31, 2012.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 30, 2013			March 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$32,405	117,915	$0.27	$28,571	117,302	$0.24
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		690			875
Less: Pro forma treasury shares		(312)			(347)
Diluted:
Net income	$32,405	118,293	$0.27	$28,571	117,830	$0.24

For the three months ended March 30, 2013 and March 31, 2012, respectively, 191,628 and 211,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 30, 2013 and March 31, 2012, respectively, 64,180 and 123,260 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes. Construction of the Facility is substantially complete with the phased commissioning of the Facility currently anticipated to be completed in the second quarter 2013.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $19.8 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of

March 30, 2013 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $73.8 million on the consolidated balance sheet and has recorded approximately $1.2 million and $0.2 million in losses in the unconsolidated subsidiary for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At March 30, 2013 and December 29, 2012, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $36.4 million and $37.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.3 million as of March 30, 2013 and December 29, 2012, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial statements.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously. At a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants. The Company has committed to join the settlement, pursuant to which the Company would pay the State of New Jersey $195,000. This amount was accrued in the first quarter of 2013. The settlement is subject to court approval following a notice and comment period. It is anticipated that the settlement will be brought to the Court for approval sometime during the second half of 2013. All previously scheduled discovery and trial dates in the case have been stayed as to parties participating in the settlement. The scope of the Company's continued involvement in the litigation depends on whether the Court approves the settlement and dismisses the Company from the case, which is uncertain at this time. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position or results of operation.

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

Rendering
Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $199.2 million and $194.0 million of net sales for the three months ended March 30, 2013 and March 31, 2012, respectively. Protein was approximately $138.9 million and $103.5 million of net sales for the three months ended March 30, 2013 and March 31, 2012, respectively. Rendering also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Rendering	$367,174	$322,312
Bakery	78,248	64,796
Total	$445,422	$387,108

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Rendering	$71,679	$64,578
Bakery	14,440	11,052
Corporate Activities	(48,089)	(40,134)
Interest expense	(5,625)	(6,925)
Net Income	$32,405	$28,571

Business Segment Assets (in thousands):

	March 30, 2013	December 29, 2012
Rendering	$1,090,394	$1,088,775
Bakery	169,738	170,566
Corporate Activities	331,661	293,075
Total	$1,591,793	$1,552,416

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended March 30, 2013 and March 31, 2012, based on its estimate of the effective tax rate for the entire 2013 and 2012 fiscal years.

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

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Although the Company is unable to carryback any of its net operating losses, based upon recent favorable operating results and future projections, the Company believes it is more likely than not that certain net operating losses can be carried forward and utilized and other deferred tax assets, except U.S. foreign tax credit carryforwards, will be realized.

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is subject to regular examination by various tax authorities. The Company concluded an Internal Revenue Service examination for fiscal 2009 and 2010 tax years and paid approximately $0.7 million of taxes, which was accrued prior to the first quarter of fiscal 2013. The Company is under examination with respect to certain state tax jurisdictions, which it reasonably anticipates finalizing with the next twelve months. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the state examinations will have a significant impact on the Company's results of operations or financial position. As of March 30, 2013, the Company has no unrecognized tax positions and does not reasonably expect any material changes to the Company's unrecognized tax positions in the next twelve months. The statute of limitations for the Company's federal and material state returns remains open for examination for tax years 2007 to 2011.

(8)	Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of March 30, 2013, the Company had availability of $384.9 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.1 million. As of March 30, 2013, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in the first quarter of fiscal 2012. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $0.7 million in the three month period ending March 31, 2012, which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the original proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its prior year acquisitions, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “Notes”) under an indenture with U.S. Bank National Association, as trustee. Darling used the net proceeds from the sale of the Notes to finance in part the cash portion of the purchase price paid in connection with Darling's acquisition of Griffin Industries, Inc. The Company will pay 8.5% annual cash interest on the Notes on June 15 and December 15 of each year. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Notes.

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

In addition, until December 15, 2013, the Company may, at its option, redeem up to 35% of the original principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date; provided that at least 65% of the original principal amount of the Notes remains outstanding immediately after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

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

The Credit Agreement and the Notes consisted of the following elements at March 30, 2013 and December 29, 2012, respectively (in thousands):

	March 30, 2013	December 29, 2012
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$—
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	30,114	30,119
Availability	$384,886	$384,881

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

As of March 30, 2013, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

(9)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices, energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. At March 30, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and corn future contracts that did not qualify and were not designated for hedge accounting.

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Cash Flow Hedges

On May 19, 2006, the Company entered into two interest rate swap agreements that were considered cash flow hedges according to FASB authoritative guidance. In December 2010, as a result of the execution of the Credit Agreement, the term loan that specifically related to these interest swap transactions was repaid. As such, the Company discontinued the interest rate swaps and paid approximately $2.0 million representing the fair value of these two interest swap transactions at the discontinuance date with the effective portion recorded in accumulated other comprehensive loss to be reclassified to income over the remaining original term of the interest swaps which ended April 7, 2012.

In fiscal 2012 and the first three months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the second quarter of fiscal 2013. As of March 30, 2013, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2012 and the first three months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2013. As of March 30, 2013, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at March 30, 2013 into earnings over the next 12 months will be approximately $2.1 million. As of March 30, 2013, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of March 30, 2013 and December 29, 2012 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	March 30, 2013	December 29, 2012
Corn options	Other current assets	$2,404	$490
Natural gas swaps	Other current assets	129	11

Total asset derivatives designated as hedges		$2,533	$501

Derivatives Not Designated as Hedges
Heating oil swaps and options	Other current assets	$74	$104
Corn futures	Other current assets	498	117

Total asset derivatives not designated as hedges		$572	$221

Total asset derivatives		$3,105	$722

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	March 30, 2013	December 29, 2012
Natural gas swaps	Accrued expenses	$—	$21

Total liability derivatives designated as hedges		$—	$21

Derivatives Not Designated as Hedges
Heating oil swaps and options	Accrued expenses	$11	$4
Corn options	Accrued expenses	—	119

Total liability derivatives not designated as hedges		$11	$123

Total liability derivatives		$11	$144

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$(232)	$—	$—
Corn options	1,591	—	42	—	254	—
Natural gas swaps	184	(700)	(57)	(713)	(1)	3

Total	$1,775	$(700)	$(15)	$(945)	$253	$3

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $1.8 million and approximately $0.7 million recorded net of taxes of approximately $0.7 million and $0.3 million as of March 30, 2013 and March 31, 2012, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for interest rate swaps is included in interest expense and corn options and natural gas swaps are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for interest rate swaps, corn options and natural gas swaps is included in other income/(expense), net in the Company’s consolidated statements of operations.

At March 30, 2013, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

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

(11)	Other Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended March 30, 2013 and March 31, 2012 are as follows (in thousands):

	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Defined benefit pension plans
Amortization of prior service cost	$15	$22	$(6)	$(8)	$9	$14
Amortization of actuarial loss	1,300	1,189	(504)	(461)	796	728
Total defined benefit pension plans	1,315	1,211	(510)	(469)	805	742
Natural gas swap derivatives
Loss reclassified to net income	57	713	(22)	(276)	35	437
Gain/(loss) activity recognized in other comprehensive income (loss)	184	(700)	(71)	270	113	(430)
Total natural gas swap derivatives	241	13	(93)	(6)	148	7
Corn option derivatives
Gain reclassified to net income	(42)	—	16	—	(26)	—
Gain activity recognized in other comprehensive income (loss)	1,591	—	(616)	—	975	—
Total corn option derivatives	1,549	—	(600)	—	949	—
Interest rate swap derivatives
Loss reclassified to net income	—	232	—	(90)	—	142

Other comprehensive income (loss)	$3,105	$1,456	$(1,203)	$(565)	$1,902	$891

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended March 30, 2013 and March 31, 2012 as follows (in thousands):

	For the Three Months Ended
	March 30, 2013	March 31, 2012	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives loss	$(57)	$(713)	Cost of sales and other operating expenses
Corn option derivatives gain	42	—	Cost of sales and other operating expenses
Interest rate swap derivatives loss	—	(232)	Interest expense
	(15)	(945)	Total before tax
	6	366	Income tax benefit/(expense)
	(9)	(579)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(15)	$(22)	(a)
Amortization of actuarial loss	(1,300)	(1,189)	(a)
	(1,315)	(1,211)	Total before tax
	510	469	Income tax benefit/(expense)
	(805)	(742)	Net of tax

Total reclassifications	$(814)	$(1,321)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 12 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of March 30, 2013 as follows (in thousands):

	Three Months Ended March 30, 2013
	Derivative	Defined Benefit
	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 29, 2012, net of tax	$180	$(31,509)	$(31,329)
Other comprehensive gain before reclassifications	1,088	—	1,088
Amounts reclassified from accumulated other comprehensive income (loss)	9	805	814
Net current-period other comprehensive income	1,097	805	1,902
Accumulated Other Comprehensive Income (loss) March 30, 2013, net of tax	$1,277	$(30,704)	$(29,427)

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

Net pension cost for the three months ended March 30, 2013 and March 31, 2012 includes the following components (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Service cost	$77	$81
Interest cost	1,318	1,363
Expected return on plan assets	(1,819)	(1,677)
Amortization of prior service cost	15	22
Amortization of net loss	1,300	1,189
Net pension cost	$891	$978

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 30, 2013, the Company expects to contribute approximately $0.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 30, 2013 and March 31, 2012 of approximately $0.1 million and $0.4 million, respectively.

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

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of March 30, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 30, 2013 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$3,105	$—	$3,105	$—
Total Assets	$3,105	$—	$3,105	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Senior Notes	283,750	—	283,750	—
Total Liabilities	$283,761	$—	$283,761	$—

Derivative assets consist of the Company’s heating oil swap contracts, natural gas swap contracts and corn option and future contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 9 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s heating oil swap contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 9 Derivatives for breakdown by instrument type.

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

The fair value of the senior notes is based on market quotation from a third-party bank.

(14)	Related Party Transactions

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

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the Joint Venture where the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the Joint Venture's full operational requirement of feedstock, but the Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the Joint Venture, such as inedible corn oil, purchased on a resale basis. For the quarter ended March 30, 2013, the Company has recorded sales to the Joint Venture of approximately $5.2 million. There were no sales to the Joint Venture for quarter ended March 31, 2012. At March 30, 2013 and December 29, 2012, the Company

has zero and $0.3 million in outstanding receivables due from the Joint Venture, respectively. In addition, the Company has deferred the Company's portion of profit on sales to the Joint Venture relating to inventory assets still remaining on the Joint Venture's balance sheet.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The new standard allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2013. The adoption did not have a material impact on the Company's consolidated financial statements.

(16)     Guarantor Financial Information

The Company's Notes (see Note 8) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 30, 2013 and December 29, 2012, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three months ended March 30, 2013 and March 31, 2012.

Condensed Consolidating Balance Sheet
As of March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$201,606	$485,811	$5,042	$(379,497)	$312,962
Investment in subsidiaries	1,491,855	—	—	(1,491,855)	—
Property, plant and equipment, net	153,611	309,143	—	—	462,754
Intangible assets, net	14,409	316,328	265	—	331,002
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	73,835	—	73,835
Other assets	27,487	2,384	—	—	29,871
	$1,910,828	$1,472,909	$79,408	$(1,871,352)	$1,591,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$441,496	$58,006	$2,165	$(379,497)	$122,170
Long-term debt, net of current portion	250,000	120	—	—	250,120
Other noncurrent liabilities	59,738	—	171	—	59,909
Deferred income taxes	61,735	—	—	—	61,735
Total liabilities	812,969	58,126	2,336	(379,497)	493,934
Total stockholders’ equity	1,097,859	1,414,783	77,072	(1,491,855)	1,097,859
	$1,910,828	$1,472,909	$79,408	$(1,871,352)	$1,591,793

Condensed Consolidating Balance Sheet
As of December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$174,576	$455,604	$3,037	$(342,955)	$290,262
Investment in subsidiaries	1,449,577	—	—	(1,449,577)	—
Property, plant and equipment, net	148,131	305,796	—	—	453,927
Intangible assets, net	14,497	322,634	271	—	337,402
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	62,495	—	62,495
Other assets	26,530	431	—	—	26,961
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$414,755	$59,218	$666	$(342,955)	$131,684
Long-term debt, net of current portion	250,000	142	—	—	250,142
Other noncurrent liabilities	61,365	—	174	—	61,539
Deferred income taxes	46,615	—	—	—	46,615
Total liabilities	772,735	59,360	840	(342,955)	489,980
Total stockholders’ equity	1,062,436	1,384,348	65,229	(1,449,577)	1,062,436
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416

Condensed Consolidating Statements of Operations
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$161,872	$319,411	$4,134	$(39,995)	$445,422
Cost and expenses:
Cost of sales and operating expenses	124,104	234,521	4,056	(39,995)	322,686
Selling, general and administrative expenses	22,567	19,686	40	—	42,293
Depreciation and amortization	6,138	15,723	6	—	21,867
Total costs and expenses	152,809	269,930	4,102	(39,995)	386,846
Operating income	9,063	49,481	32	—	58,576

Interest expense	(5,621)	(4)	—	—	(5,625)
Other, net	938	135	(6)	—	1,067
Equity in net loss of unconsolidated subsidiary	—	—	(1,195)	—	(1,195)
Earnings in investments in subsidiaries	29,718	—	—	(29,718)	—
Income/(loss) before taxes	34,098	49,612	(1,169)	(29,718)	52,823
Income taxes (benefit)	1,693	19,177	(452)	—	20,418
Net income (loss)	$32,405	$30,435	$(717)	$(29,718)	$32,405

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$152,988	$273,509	$2,554	$(41,943)	$387,108
Cost and expenses:
Cost of sales and operating expenses	121,097	194,813	2,502	(41,943)	276,469
Selling, general and administrative expenses	20,785	16,545	39	—	37,369
Depreciation and amortization	6,296	14,458	6	—	20,760
Total costs and expenses	148,178	225,816	2,547	(41,943)	334,598
Operating income	4,810	47,693	7	—	52,510

Interest expense	(6,925)	—	—	—	(6,925)
Other, net	(642)	27	7	—	(608)
Equity in net loss of unconsolidated subsidiary	—	—	(236)	—	(236)
Earnings in investments in subsidiaries	30,332	—	—	(30,332)	—
Income/(loss) before taxes	27,575	47,720	(222)	(30,332)	44,741
Income taxes	(996)	17,246	(80)	—	16,170
Net income (loss)	$28,571	$30,474	$(142)	$(30,332)	$28,571

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$32,405	$30,435	$(717)	$(29,718)	$32,405
Other comprehensive income (loss), net of tax:
Pension adjustments	805	—	—	—	805
Natural gas swap derivative adjustments	148	—	—	—	148
Corn option derivative adjustments	949	—	—	—	949
Total other comprehensive income, net of tax	1,902	—	—	—	1,902
Total comprehensive income (loss)	$34,307	$30,435	$(717)	$(29,718)	$34,307

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$28,571	$30,474	$(142)	$(30,332)	$28,571
Other comprehensive income (loss), net of tax:
Pension adjustments, net of tax	742	—	—	—	742
Natural gas swap derivative adjustments	7	—	—	—	7
Interest rate swap derivative adjustment	142	—	—	—	142
Total other comprehensive income, net of tax	891	—	—	—	891
Total comprehensive income (loss)	$29,462	$30,474	$(142)	$(30,332)	$29,462

Condensed Consolidating Statements of Cash Flows
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32,405	$30,435	$(717)	$(29,718)	$32,405
Earnings in investments in subsidiaries	(29,718)	—	—	29,718	—
Other operating cash flows	46,516	(20,600)	1,161	—	27,077
Net cash provided by operating activities	49,203	9,835	444	—	59,482

Cash flows from investing activities:
Capital expenditures	(13,173)	(13,219)	—	—	(26,392)
Investment in subsidiaries and affiliates	(12,560)	—	(12,535)	12,560	(12,535)
Gross proceeds from sale of property, plant and equipment and other assets	131	281	—	—	412
Payments related to routes and other intangibles	(613)	—	—	—	(613)
Net cash used in investing activities	(26,215)	(12,938)	(12,535)	12,560	(39,128)

Cash flows from financing activities:
Payments on long-term debt	—	(21)	—	—	(21)
Issuances of common stock	16	—	—	—	16
Contributions from parent	—	—	12,560	(12,560)	—
Minimum withholding taxes paid on stock awards	(2,523)	—	—	—	(2,523)
Excess tax benefits from stock-based compensation	702	—	—	—	702
Net cash used in financing activities	(1,805)	(21)	12,560	(12,560)	(1,826)

Net increase/(decrease) in cash and cash equivalents	21,183	(3,124)	469	—	18,528
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$118,128	$2,453	$1,196	$—	$121,777

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$28,571	$30,474	$(142)	$(30,332)	$28,571
Earnings in investments in subsidiaries	(30,332)	—	—	30,332	—
Other operating cash flows	42,974	(16,795)	(1,179)	—	25,000
Net cash provided by operating activities	41,213	13,679	(1,321)	—	53,571

Cash flows from investing activities:
Capital expenditures	(8,123)	(16,567)	—	—	(24,690)
Investment in subsidiaries and affiliates	(11,376)	—	(11,351)	11,376	(11,351)
Gross proceeds from sale of property, plant and equipment and other assets	1,111	1,117	—	—	2,228
Net cash used in investing activities	(18,388)	(15,450)	(11,351)	11,376	(33,813)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(2)	—	—	(30,002)
Issuances of common stock	64	—	—	—	64
Contributions from parent	—	—	11,376	(11,376)	—
Minimum withholding taxes paid on stock awards	(2,157)	—	—	—	(2,157)
Excess tax benefits from stock-based compensation	985	—	—	—	985
Net cash used in financing activities	(31,108)	(2)	11,376	(11,376)	(31,110)

Net increase/(decrease) in cash and cash equivalents	(8,283)	(1,773)	(1,296)	—	(11,352)
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$26,924	$—	$660	$—	$27,584

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 29, 2012, and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto.

Overview

The Company is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), and bakery by-product (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. All of the Company's finished products are commodities and are priced relative to competing commodities, primarily corn, soybean oil, inedible corn oil and soybean meal. Finished product prices will track as to nutritional and industry value to the ultimate customer's use of the product. The accompanying unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 29, 2012.

The Company's operating performance for the first quarter of fiscal 2013 improved relative to the first quarter of fiscal 2012 and sequentially over the fourth quarter of fiscal 2012. On a year over year basis, strong protein prices more than offset the lower prices for fats and greases. Rendering raw material volumes remained steady relative to the fourth quarter of fiscal 2012. As anticipated, beef raw material tonnage started to back off while poultry and yellow grease volumes improved. The export markets continued to show weakness following the second quarter of fiscal 2012 closure of the Indonesian market to MBM and Europe's tighter regulatory controls on the use of imported used cooking oil for biofuels. Energy costs for natural gas and diesel modestly increased and had an unfavorable impact on the Company's operating costs.

The bakery business segment delivered solid results in the first quarter of fiscal 2013 relative to the first quarter of 2012. Higher finished product prices for Cookie Meal®, a proprietary Darling product, which followed the increase in corn prices and stronger raw material volumes, were the primary drivers of this segment's performance.

Operating income increased by $6.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The challenges faced by the Company as discussed below indicate there can be no assurance that operating results achieved by the Company in the first quarter of fiscal 2013 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the First Quarter of 2013

•
Higher finished product prices for MBM, PM (both feed grade and pet food) and corn, which is used to price BBP, as compared to the first quarter of fiscal 2012 is a sign of increased demand in domestic markets for MBM, increased demand in both domestic and international markets for PM (both feed grade and pet food) and a short supply of corn that has increased demand for BBP. These higher prices were partially offset by an overall decrease in average BFT, PG and YG prices. Overall, finished product prices were favorable to the Company's sales revenue, but this favorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen Index, an established trading exchange publisher (the "Jacobsen") used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Higher raw material volumes collected from the Company's poultry and pork suppliers were partially offset by lower raw material volumes from the Company's beef suppliers during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. Management believes the increase in raw material volume is due to an increase in slaughter and processor rates by the Company's poultry and pork raw material suppliers during the quarter as a result of increased demand. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel increased during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2013 and Thereafter

Critical Issues and Challenges:

•
Finished product prices for MBM, PM (both feed grade and pet food) and corn increased during the first three months of fiscal 2013 as compared to the same period of fiscal 2012, while finished product prices for BFT, PG and YG decreased during the first three months of fiscal 2013 as compared to the same period of fiscal 2012.  No assurance can be given that this increase in commodity prices for various proteins and corn will continue in the future or that commodity prices for various fats, including BFT, PG and YG, will not decrease further, as commodity prices are volatile by their nature.  A decrease in commodity prices for some or all of the Company's products could have a significant impact on the Company’s earnings for the remainder of fiscal 2013 and into future periods.

•
The Company collected higher raw material volumes in the first three months of fiscal 2013 as compared to the first three months of fiscal 2012, as slaughter and processor rates for the Company's poultry and pork raw material suppliers increased. No assurance can be given that this increased activity from the Company's poultry and pork raw material suppliers will continue in the future. If raw material suppliers reduce their slaughter and processing rates in the future there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

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

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas represents a significant component of factory cost included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel represents a significant component of collection costs included in cost of sales.  Higher natural gas and diesel fuel prices were realized during the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007 ("EISA"), the Environmental Protection Agency ("EPA") finalized regulations for the Renewable Fuel Standard, which were published in the Federal Register on March 26, 2010 ("RFS2").  The regulations mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulations require a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On September 14, 2012, the EPA issued a final rule establishing the biomass-based diesel volume for calendar year 2013 to be 1.28 billion gallons, effective on November 26, 2012. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement in the EISA.  In order to qualify as a "renewable fuel" each type of fuel from each type of feed stock is required to lower greenhouse gas emissions ("GHG") by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company's finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company's finished products.  Accordingly, changes to, a failure to enforce or discontinuing any of these programs could have a negative impact on the Company's business and results of operations.

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

Other Food Safety and Regulatory Issues

•
The emergence of diseases such as Swine Flu ("H1N1") and highly pathogenic strains of avian influenza, collectively called Bird Flu, that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. The H5N1 strain of Bird Flu has not been reported in North America. Outbreaks of the H7N3 strain, however, were reported on chicken farms in Mexico during 2012 and a new outbreak was confirmed February 16, 2013, by Mexican animal health authorities. The occurrence of another new strain of Bird Flu ("H7N9") in humans was reported in China on March 31, 2013. World health experts believe the H7N9 strain to be an animal virus that infects people in rare cases. Chinese and international health authorities are investigating this outbreak to obtain more information regarding the origin of the H7N9 strain and how it is spread. To date however, there have been no incidences of person-to-person transmission of the H7N9 Bird Flu reported. As of the date of this report, neither the various strains of Bird Flu nor Swine Flu have been linked to a global disease pandemic among humans. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. The occurrence of Swine Flu, a Bird Flu strain or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

•
Effective August 1997, the Food and Drug Administration ("FDA"), promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the "BSE Feed Rule") to prevent further spread of BSE, commonly referred to as "mad cow disease."  Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers.  Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef. On April 24, 2012, the United States Department of Agriculture (“USDA”) confirmed the occurrence of a new, single case of BSE in a dairy cow in central California.  Even though the USDA confirmed that material derived from the cow did not enter the food or feed supply, Indonesia closed its markets to MBM derived from U.S. beef, and those markets remain closed as of the filing date of this Report.  On February 21, 2013, the USDA announced that the World Organization for Animal Health ("OIE") had recommended the BSE-status for the U.S. be upgraded from “Controlled Risk” to that of ” Negligible Risk”, based on a thorough review of BSE safeguards implemented in the U.S. Such a change in status must be confirmed by international delegates attending the OIE's meeting in May 2013. Attaining a Negligible Risk status for BSE would be an important step toward regaining access to export markets for U.S. MBM. Notwithstanding the foregoing OIE decision, the Company does not expect BSE-related trade disruptions to have material impact on the Company's business, financial condition or results of operations. Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

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

Results of Operations

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

Summary of Key Factors Impacting First Quarter 2013 Results:

Principal factors that contributed to a $6.1 million increase in operating income, which are discussed in greater detail in the following section, were:

•Increase in MBM and PM finished product prices, net of related increased raw material costs, and
•Increase in poultry and pork raw material volumes.

These increases were partially offset by:

•Increases in payroll and related benefit costs,
•Decrease in yield, and
•Increase in energy costs, primarily natural gas and diesel fuel.

Summary of Key Indicators of 2013 Performance:

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company monitors prices for corn, which is a substitute commodity for BBP and therefore an indication of potential sales prices of that end product. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During the first quarter of fiscal 2013, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first quarter of fiscal 2013, compared to average Jacobsen prices for the first quarter of fiscal 2012 follow:

	Avg. Price 1st Quarter 2013	Avg. Price 1st Quarter 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 411.04/ton	$ 315.56/ton	$ 95.48/ton	30.3%
Feed Grade PM (Carolina)	$ 488.50/ton	$ 386.51/ton	$ 101.99/ton	26.4%
Pet Food PM (Southeast)	$ 809.79/ton	$ 658.93/ton	$ 150.86/ton	22.9%
BFT (Chicago)	$ 40.93/cwt	$ 46.06/cwt	$ (5.13)/cwt	(11.1)%
PG (Southeast)	$ 40.82/cwt	$ 44.03/cwt	$ (3.21)/cwt	(7.3)%
YG (Illinois)	$ 37.04/cwt	$ 38.83/cwt	$ (1.79)/cwt	(4.6)%
Bakery Segment:
Corn (Illinois)	$ 7.44/bushel	$ 6.62/bushel	$ 0.82/bushel	12.4%

 The overall increase in average prices for MBM and PM (both feed grade and pet food), which are finished products the Company sells, as well as the price increase in corn, which is a commodity indicative of the prices for which the Company sells BBP had a favorable impact on revenue that was partially offset by an overall decrease in average BFT, PG and YG prices and the negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

On a quarter-to-quarter sequential basis, the Company experienced increases in its average commodity prices for fats, while average commodity prices for proteins was mixed. The following table shows the average reported Jacobsen prices for the first quarter of fiscal 2013 as compared to the average reported Jacobsen prices for the fourth quarter of fiscal 2012.

	Avg. Price 1st Quarter 2013	Avg. Price 4th Quarter 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 411.04/ton	$ 417.76/ton	$ (6.72)/ton	(1.6)%
Feed Grade PM (Carolina)	$ 488.50/ton	$ 510.87/ton	$ (22.37)/ton	(4.4)%
Pet Food PM (Southeast)	$ 809.79/ton	$ 777.99/ton	$ 31.80/ton	4.1%
BFT (Chicago)	$ 40.93/cwt	$ 36.78/cwt	$ 4.15/cwt	11.3%
PG (Southeast)	$ 40.82/cwt	$ 37.52/cwt	$ 3.30/cwt	8.8%
YG (Illinois)	$ 37.04/cwt	$ 32.87/cwt	$ 4.17/cwt	12.7%
Bakery Segment:
Corn (Illinois)	$ 7.44/bushel	$ 7.45/bushel	$ (0.01)/bushel	(0.1)%

Raw Material Volume.  Raw material volume represents the quantity (pounds) of raw material collected from Rendering Segment suppliers, such as beef, poultry and pork processors, grocery stores, butcher shops and food service establishments, or in the case of the Bakery Segment, commercial bakeries. Raw material volumes from the Company's Rendering Segment suppliers provide an indication of the future production of MBM, PM (feed grade and pet food), BFT, PG and YG finished products while raw material volumes from the Company's Bakery Segment suppliers provide an indication of the future production of BBP finished product.

Production Volume and Related Yield of Finished Product.  Finished product production volumes are the end result of the Company’s production processes, and directly impact goods available for sale, and thus, become an important component of sales revenue.  In addition, physical inventory turnover is impacted by both the availability of credit to the Company’s customers and suppliers and market demand which can impact finished product inventory values.  Yield on production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company’s production process.  Factors impacting yield on production include quality of raw material and warm weather during summer months, which rapidly degrades raw material.  The quantities of finished products produced varies depending on the mix of raw materials used in production.  For example, raw material from cattle yields more fat and protein than raw material from pork or poultry.  Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company.  The Company cannot increase the production of protein or fat based on demand since the type of raw material available will dictate the yield of each finished product.

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

Collection Fees and Collection Operating Expenses.  The Company charges collection fees which are included in net sales.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expenses, which are included in cost of sales.  The importance of monitoring collection fees and collection expenses is that they provide an indication of achievement of the Company’s business plan.  Furthermore, management monitors collection fees and collection expenses so that the Company can consider implementing measures to mitigate against unforeseen increases in these expenses.

Factory Operating Expenses.  The Company incurs factory operating expenses which are included in cost of sales.  Each month the Company monitors factory operating expenses.  The importance of monitoring factory operating expenses is that it provides an indication of achievement of the Company’s business plan.  Furthermore, when unforeseen expense increases occur, the Company can consider implementing measures to mitigate such increases.

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

During the first quarter of fiscal 2013, net sales were $445.4 million as compared to $387.1 million during the first quarter of fiscal 2012. The Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $199.2 million and $194.0 million of net sales for the three months ended March 30, 2013 and March 31, 2012, respectively, and protein was approximately $138.9 million and $103.5 million of net sales for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in finished product prices	$38.0	$10.2	$—	$48.2
Increase in raw material volume	7.4	2.7	—	10.1
Increase in other sales	3.0	—	—	3.0
Increase/(decrease) in yield	(3.5)	0.5	—	(3.0)
	$44.9	$13.4	$—	$58.3

Further detail regarding the $44.9 million increase in sales in the Rendering Segment and the $13.4 million increase in sales in the Bakery Segment in the first quarter of fiscal 2013 is as follows:

Rendering

Finished Product Prices:  Higher prices in the overall commodity market for soybean meal and fish meal, which are competing proteins to the Company's MBM and PM (both feed grade and pet food), respectively, positively impacted the Company's finished product prices. The $38.0 million increase in Rendering sales resulting from increases in finished product prices for MBM and PM (both feed grade and pet food), more than offset the decrease in BFT, PG and YG prices. The market increases were due to changes in supply/demand in the domestic and international markets for commodity proteins, including MBM and PM (both feed grade and pet food).

Raw Material Volume:  Rendering volumes have increased Rendering sales by approximately $7.4 million, which is a result of an increase in slaughter and processor rates of the Company's poultry and pork raw material suppliers that more than offset lower volumes from the Company's beef suppliers in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

Other Sales:  The $3.0 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and higher collection and processing fees that more than offset lower purchases of finished products for resale.

Yield:  The $3.5 million decrease in the Rendering Segment yield is primarily due to a decrease in the relative portion of cattle offal in the raw material collected during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, which impacted yields since cattle offal is a higher yielding material than poultry and pork offal.

Bakery

Finished Product Prices: Higher prices in the commodity market for corn positively impacted the Company's BBP finished product prices by approximately $10.2 million.

Raw Material Volume: Bakery volumes have increased Bakery sales by approximately $2.7 million, which is due to production increases by the Company's commercial bakery suppliers as compared to the same period in the prior year.

Yield:  The $0.5 million increase in the Bakery Segment yield is primarily due to an increase in the relative portion of dry based bakery residuals collected during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs, including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competition.  Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are correlated with specific finished goods prices.  Energy costs, particularly natural gas and diesel fuel, are significant components of the Company’s cost structure.  The Company has the ability to burn alternative fuels at a majority of its plants to help manage the Company’s price exposure to volatile energy markets.

During the first quarter of fiscal 2013, cost of sales and operating expenses were $322.7 million as compared to $276.5 million during the first quarter of fiscal 2012.  Increases in Rendering Segment cost of sales and operating expenses of $36.4 million and the increase in Bakery Segment cost of sales and operating expenses of $9.9 million accounted for substantially all of the $46.2 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in raw material costs	$26.6	$8.8	$—	$35.4
Increase in raw material volume	2.6	1.3	—	3.9
Increase in energy costs, primarily natural gas and diesel fuel	1.1	0.2	0.1	1.4
Increase/(decrease) in other costs of sales	6.1	(0.4)	(0.2)	5.5
	$36.4	$9.9	$(0.1)	$46.2

Further detail regarding the $36.4 million increase in cost of sales and operating expenses in the Rendering Segment and the $9.9 million increase in the Bakery Segment in the first quarter of fiscal 2013 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Higher demand for soybean meal and fish meal resulted in an increase in prices of the Company's finished products and therefore an increase in the cost of raw material of approximately $26.6 million in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Raw Material Volume:  Production increases from the Company's packers and processors resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $2.6 million.

Energy Costs: Natural gas and diesel fuel are major components of factory and collection operating costs, respectively. During the first quarter of fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to the first quarter of fiscal 2012 and are reflected in the $1.1 million increase in cost of sales.

Other Costs of Sales:  The $6.1 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits, an increase in other sales costs, mainly the cost of hides sales, and increases in repairs and maintenance expense.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for corn. Since finished product prices were higher in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012, the raw material costs increased approximately $8.8 million.

Raw Material Volume: Production increases from the Company's suppliers resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $1.3 million.

Energy Costs: Natural gas is a major component of factory operating costs. During the first quarter of fiscal 2013 natural gas costs were higher and are reflected in the $0.2 million increase as compared to the same period in fiscal 2012.

Other Costs of Sales:  The $0.4 million decrease in other costs of sales is mainly due to a reduction to cost of sales from hedging activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $42.3 million during the first quarter of fiscal 2013, a $4.9 million increase (13.1%) from $37.4 million during the first quarter of fiscal 2012.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$1.3	$0.2	$2.0	$3.5
Increase/(decrease) in other expense	(0.1)	0.1	1.4	1.4
	$1.2	$0.3	$3.4	$4.9

Depreciation and Amortization.  Depreciation and amortization charges increased $1.1 million (5.3%) to $21.9 million during the first quarter of fiscal 2013 as compared to $20.8 million during the first quarter of fiscal 2012.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $5.6 million during the first quarter of fiscal 2013 compared to $6.9 million during the first quarter of fiscal 2012, a decrease of $1.3 million, primarily due to a decrease in debt outstanding as a result of prior year payoff of the Company's term debt facilities and deferred loan cost write-offs of approximately $0.7 million.

Other Income/Expense. Other income was $1.1 million in the first quarter of fiscal 2013, compared to $0.6 million of expense in the first quarter of fiscal 2012.  The increase in other income in the first quarter of fiscal 2013 is primarily due to an insurance recovery on a prior year fire loss as compared to no proceeds in the same period of fiscal 2012.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first quarter of fiscal 2013. In the first quarter of fiscal 2013 the net loss was $1.2 million compared $0.2 million in the first quarter of fiscal 2012. The $1.0 million increase in net loss is due to an increase in non-capitalized expenses during construction.

Income Taxes. The Company recorded income tax expense of $20.4 million for the first quarter of fiscal 2013, compared to $16.2 million recorded in the first quarter of fiscal 2012, an increase of $4.2 million, primarily due to increased pre-tax earnings of the Company in the first quarter of fiscal 2013.  The effective tax rate for the first quarter of fiscal 2013 and fiscal 2012 is 38.7% and 36.1%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production activities deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of March 30, 2013, the Company had availability of $384.9 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $30.1 million.

•
As of March 30, 2013, the Company had repaid all of the original $300.0 million term loan facility issued under the credit agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

As of March 30, 2013, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at March 30, 2013 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	30,114
Availability	$384,886

The classification of long-term debt in the accompanying March 30, 2013 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On March 30, 2013, the Company had working capital of $190.8 million and its working capital ratio was 2.56 to 1 compared to working capital of $158.6 million and a working capital ratio of 2.20 to 1 on December 29, 2012.  The increase in working capital is primarily due to the increase in cash and cash equivalents.  At March 30, 2013, the Company had unrestricted cash of $121.8 million and funds available under the revolving credit facility of $384.9 million, compared to unrestricted cash of $103.2 million and funds available under the revolving credit facility of $384.9 million at December 29, 2012.

Net cash provided by operating activities was $59.5 million and $53.6 million for the three months ended March 30, 2013 and March 31, 2012, respectively, an increase of $5.9 million due primarily to an increase in net income of approximately $3.8 million and changes in operating assets and liabilities that include a decrease in cash provided by accounts receivable of $10.9 million, an increase in cash provided by inventory of approximately $10.1 million, a decrease in cash provide by income taxed refundable/payable of approximately $14.3 million and an increase in cash provided by accounts payable and accrued expenses of approximately $17.1 million.   Cash used by investing activities was $39.1 million for the three months ended March 30, 2013, compared to $33.8 million for the three months ended March 31, 2012, an increase of $5.3 million primarily due to an increase in cash paid for capital expenditures and the Company's investment in an unconsolidated subsidiary and less cash proceeds from disposal of property, plant and equipment and other assets.  Net cash used by financing activities was $1.8 million for the three months ended March 30, 2013, compared to $31.1 million for the three months ended March 31, 2012, a decrease in the use of cash of $29.3 million, primarily due to repayment of term debt in the prior year.

Capital expenditures of $26.4 million were made during the first three months of fiscal 2013, compared to $24.7 million in the first three months of fiscal 2012, for a net increase of $1.7 million (6.9%), due primarily to more planned capital projects in the first three months of fiscal 2013.  Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of March 30, 2013, the Company has spent approximately $18.7 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be complete within the next two years. The expected cash flow impact of this project will be in the range of $32.0 million to $36.0 million of which the Company currently estimates that 55% of the expected cash flow will be capitalized and 45% will be treated as expense including cost of internal personnel and outside consultants. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $0.4 million and $0.6 million during the three months ended March 30, 2013 and March 31, 2012, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2013, the Company has accrued approximately $5.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 30, 2013.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.5 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 30, 2013 of approximately $0.1 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, one plan has certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of March 30, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which will be capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, to be located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture is in the process of constructing the Facility under an engineering, procurement and construction contract that is intended to fix the Company's maximum economic exposure for the cost of the Facility, without regard to project scope changes. Construction of the Facility is substantially complete with the phased commissioning of the Facility currently anticipated to be completed in the second quarter 2013.

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

Pursuant to sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement, each of the Company and Valero are committed to contributing approximately $93.2 million of the estimated aggregate costs of approximately $407.7 million for the completion of the Facility. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding. As of the date of this report, it is anticipated that the project will incur an additional $19.8 million in costs related to project scope changes, of which the Company will be responsible for 50%. As of March 30, 2013 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $73.8 million included on the consolidated balance sheet.

The Company is aware that a third party patent holder has filed a patent infringement claim against a producer of renewable diesel fuel and its owners.  The producer is unrelated to the Company, the Joint Venture or, to our knowledge, Valero.  The Company has not, and to its knowledge neither the Joint Venture or Valero has, received any communication from such patent holder regarding similar claims against the Joint Venture.  The Joint Venture has licensed a process from UOP LLC, a subsidiary of Honeywell International Inc., that it will utilize in producing renewable diesel fuel.  The Company believes that the Joint Venture's process differs from the process that is the subject of the infringement suit.  Accordingly, any patent infringement claim that might be asserted in the future against either the Company or the Joint Venture would be vigorously opposed. However, if any patent holder successfully challenged the patents under which the Joint Venture operates, the Joint Venture could incur increased expenses or the need to modify its operation which could negatively impact the Joint Venture's results of operations.

The Company's management believes that cash flows from operating activities consistent with the level generated in the first three months of fiscal 2013, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, continued funding of the Joint Venture and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, H1N1 flu, Bird Flu, BSE or similar or unanticipated regulations); increased contributions to the Company's multiemployer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2013 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first three months of fiscal 2013 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for contributions to the Joint Venture and expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in commodities prices, increases in energy prices and the impact of the PPA has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, continued or escalated conflict in the Middle East, North Korea or elsewhere cost overruns in the construction of the Facility or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $21.2 million of commodity products consisting of approximately $16.8 million of finished products and approximately $4.4 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 30, 2013.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has committed to contribute a total of approximately $93.2 million of the estimated aggregate costs for completion of the Facility. As of March 30, 2013, the Company has contributed approximately $79.3 million and will incur the remaining amount of the commitment through the completion date of the Facility which is expected in the second quarter of fiscal 2013. The Company is also required to pay for 50% of any cost overruns incurred in connection with the construction of the Facility, including relating to any project scope changes and working capital funding.

As of the date of this report, it is anticipated that the project will incur an additional $19.8 million in costs related to project scope changes, of which the Company will be responsible for 50%.

Based upon the underlying lease agreements, the Company expects to pay approximately $19.2 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 30, 2013.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other. The new standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The new standard allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2013. The adoption did not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, expectations for construction of the Facility, the Company’s financial position and the Company's use of cash are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2012, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and

Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multiemployer defined benefit pension plans as required by the PPA or required by a withdrawal event; risks, including future expenditures, relating to the Company's Joint Venture with Valero to construct and complete a renewable diesel plant in Norco, Louisiana and possible difficulties completing and obtaining operational viability with the plant; risks relating to possible third party claims of intellectual property infringement; and challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 30, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and corn future contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2012 and the first three months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the second quarter of fiscal 2013. As of March 30, 2013, the aggregate fair value of these natural gas swap contracts was approximately $0.1 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2012 and the first three months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2013. As of March 30, 2013, the aggregate fair value of these corn option contracts was approximately $2.4 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

Additionally, the Company had heating oil swaps and corn options that are marked to market because they did not qualify for hedge accounting at March 30, 2013. The heating oil swaps and corn options had an aggregate fair value of approximately $0.6 million and are included in other current assets and accrued expenses at March 30, 2013.

As of March 30, 2013, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel in fiscal 2013. As of March 30, 2013, the Company had forward purchase agreements in place for purchases of approximately $16.8 million of finished product in fiscal 2013.

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

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Colin Stevenson, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Colin Stevenson, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	May 9, 2013	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 9, 2013	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)