Form 10-Q
period 2013-06-29
DARLING INTERNATIONAL INC
filed 2013-08-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
OR

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

There were 118,196,277 shares of common stock, $0.01 par value, outstanding at August 1, 2013.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 29, 2013 and December 29, 2012
(in thousands, except share data)

	June 29, 2013	December 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$133,571	$103,249
Restricted cash	361	361
Accounts receivable, net	91,872	98,131
Inventories	63,114	65,065
Prepaid expenses	15,087	9,256
Other current assets	5,344	1,591
Deferred income taxes	13,621	12,609
Total current assets	322,970	290,262
Property, plant and equipment, less accumulated depreciation of $348,512 at June 29, 2013 and $326,201 at December 29, 2012	478,967	453,927
Intangible assets, less accumulated amortization of $87,046 at June 29, 2013 and $73,021 at December 29, 2012	325,765	337,402
Goodwill	381,369	381,369
Investment in unconsolidated subsidiary	104,297	62,495
Other assets	28,457	26,961
	$1,641,825	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$85	$82
Accounts payable, principally trade	65,188	54,014
Accrued expenses	68,708	77,588
Total current liabilities	133,981	131,684
Long-term debt, net of current portion	250,099	250,142
Other non-current liabilities	59,469	61,539
Deferred income taxes	71,166	46,615
Total liabilities	514,715	489,980
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 119,152,005 and 118,622,650 shares issued at June 29, 2013 and at December 29, 2012, respectively	1,192	1,186
Additional paid-in capital	609,316	603,836
Treasury stock, at cost; 955,728 and 807,659 shares at June 29, 2013 and at December 29, 2012, respectively	(12,524)	(10,033)
Accumulated other comprehensive loss	(28,473)	(31,329)
Retained earnings	557,599	498,776
Total stockholders’ equity	1,127,110	1,062,436
	$1,641,825	$1,552,416

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months and six months ended June 29, 2013 and June 30, 2012
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$423,593	$436,674	$869,015	$823,782
Costs and expenses:
Cost of sales and operating expenses	309,922	314,138	632,608	590,607
Selling, general and administrative expenses	40,793	36,894	83,086	74,263
Depreciation and amortization	22,076	21,674	43,943	42,434
Total costs and expenses	372,791	372,706	759,637	707,304
Operating income	50,802	63,968	109,378	116,478

Other expense:
Interest expense	(5,669)	(5,753)	(11,294)	(12,678)
Other income/(expense), net	(418)	270	649	(338)
Total other expense	(6,087)	(5,483)	(10,645)	(13,016)

Equity in net loss of unconsolidated subsidiary	(1,962)	(656)	(3,157)	(892)
Income before income taxes	42,753	57,829	95,576	102,570
Income taxes	16,335	21,604	36,753	37,774
Net income	$26,418	$36,225	$58,823	$64,796

Basic income per share	$0.22	$0.31	$0.50	$0.55
Diluted income per share	$0.22	$0.31	$0.50	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and six months ended June 29, 2013 and June 30, 2012
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$26,418	$36,225	$58,823	$64,796
Other comprehensive income, net of tax:
Pension adjustments	805	742	1,610	1,484
Natural gas swap derivative adjustments	(209)	314	(61)	321
Corn option derivative adjustments	358	—	1,307	—
Interest rate swap derivative adjustment	—	17	—	159
Total other comprehensive income, net of tax	954	1,073	2,856	1,964
Total comprehensive income	$27,372	$37,298	$61,679	$66,760

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 29, 2013 and June 30, 2012
(in thousands)
(unaudited)

	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$58,823	$64,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,943	42,434
Loss/(gain) on disposal of property, plant, equipment and other assets	(627)	629
Gain on insurance proceeds from insurance settlement	(1,981)	(900)
Deferred taxes	23,539	10,541
Increase in long-term pension liability	600	167
Stock-based compensation expense	4,875	4,926
Write-off deferred loan costs	—	725
Deferred loan cost amortization	1,537	1,519
Equity in net loss of unconsolidated subsidiary	3,157	892
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,259	(1,629)
Income taxes refundable/payable	(273)	16,253
Inventories and prepaid expenses	(3,880)	(8,734)
Accounts payable and accrued expenses	(333)	6,598
Other	(6,459)	3,743
Net cash provided by operating activities	129,180	141,960
Cash flows from investing activities:
Capital expenditures	(54,689)	(53,496)
Acquisition	—	(2,000)
Investment in unconsolidated subsidiary	(44,959)	(25,518)
Gross proceeds from disposal of property, plant and equipment and other assets	1,292	2,516
Proceeds from insurance settlement	1,981	900
Payments related to routes and other intangibles	(649)	—
Net cash used by investing activities	(97,024)	(77,598)
Cash flows from financing activities:
Payments on long-term debt	(40)	(30,005)
Issuance of common stock	32	64
Minimum withholding taxes paid on stock awards	(2,529)	(2,214)
Excess tax benefits from stock-based compensation	703	1,111
Net cash used by financing activities	(1,834)	(31,044)
Net increase in cash and cash equivalents	30,322	33,318
Cash and cash equivalents at beginning of period	103,249	38,936
Cash and cash equivalents at end of period	$133,571	$72,254
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(1,074)	$—
Cash paid during the period for:
Interest, net of capitalized interest	$9,756	$10,295
Income taxes, net of refunds	$17,713	$10,786

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 29, 2013
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three and six month periods ended June 29, 2013 and June 30, 2012, have been prepared by the Company in accordance with generally accepted accounting principles in the United States without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2012.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 29, 2013, and include the 13 and 26 weeks ended June 29, 2013, and the 13 and 26 weeks ended June 30, 2012.

(c)	Revenue Recognition

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

(d)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(e)	Earnings Per Share

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 29, 2013			June 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$26,418	118,196	$0.22	$36,225	117,613	$0.31
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		690			867
Less: Pro forma treasury shares		(298)			(339)
Diluted:
Net income	$26,418	118,588	$0.22	$36,225	118,141	$0.31

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 29, 2013			June 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$58,823	118,056	$0.50	$64,796	117,458	$0.55
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		688			870
Less: Pro forma treasury shares		(304)			(343)
Diluted:
Net income	$58,823	118,440	$0.50	$64,796	117,985	$0.55

For the three months ended June 29, 2013 and June 30, 2012, respectively, 331,367 and 211,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 29, 2013 and June 30, 2012, respectively, 58,942 and 112,296 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 29, 2013 and June 30, 2012, respectively, 261,498 and 211,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended June 29, 2013 and June 30, 2012, respectively, 61,735 and 117,746 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the Facility including the Company's portion of cost overruns and working capital funding. As of June 29, 2013 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $104.3 million on the consolidated balance sheet and has recorded approximately $3.2 million and $0.9 million in losses in the unconsolidated subsidiary for the six months ended June 29, 2013 and June 30, 2012, respectively.

(5)	Debt

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a credit agreement (the “Credit Agreement”) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or Libor rate under the Credit Agreement based on defined leverage ratio levels. As of June 29, 2013, the Company had availability of $382.2 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $32.8 million. As of June 29, 2013, the Company had repaid all of the original $300.0 million term loan issued under the Credit Agreement, including $30.0 million repaid in the first quarter of fiscal 2012. The amounts that have been repaid on the term loan may not be reborrowed. As a result of the term loan payments, the Company incurred a write-off of a portion of the senior term loan facilities deferred loan costs of approximately $0.7 million in the three-month period ending June 30, 2012, which is included in interest expense. The revolving credit facility has a five-year term ending December 17, 2015. The Company used the original proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of its prior year acquisitions, to pay related fees and expenses and to provide for working capital needs and general corporate purposes.

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

The Credit Agreement and the Notes consisted of the following elements at June 29, 2013 and December 29, 2012, respectively (in thousands):

	June 29, 2013	December 29, 2012
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$—
Revolving Credit Facility:
Maximum availability	$415,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	32,817	30,119
Availability	$382,183	$384,881

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

As of June 29, 2013, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants contained in the Credit Agreement and the Notes Indenture.

(6)	Income Taxes

The Company has provided income taxes for the three-month periods ended June 29, 2013 and June 30, 2012, based on its estimate of the effective tax rate for the entire 2013 and 2012 fiscal years.

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

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is subject to regular examination by various tax authorities. The Company concluded an Internal Revenue Service examination for fiscal 2009 and 2010 tax years and paid approximately $0.7 million of taxes, which was accrued prior to the first quarter of fiscal 2013. The statute of limitations for the Company's federal return is open for the 2011 and 2012 tax years. The Company is under examination with respect to certain state tax jurisdictions, which it reasonably anticipates finalizing within the next twelve months. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the state examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's state returns is open for varying periods and jurisdictions, but is generally closed through the 2007 tax year. As of June 29, 2013, the Company has no unrecognized tax positions and does not reasonably expect any material changes to the Company's unrecognized tax positions in the next twelve months.

(7)	Other Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and six months ended June 29, 2013 and June 30, 2012 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Defined benefit pension plans
Amortization of prior service cost	$15	$22	$(6)	$(8)	$9	$14
Amortization of actuarial loss	1,300	1,189	(504)	(461)	796	728
Total defined benefit pension plans	1,315	1,211	(510)	(469)	805	742
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(244)	295	94	(114)	(150)	181
Gain/(loss) activity recognized in other comprehensive income (loss)	(97)	217	38	(84)	(59)	133
Total natural gas swap derivatives	(341)	512	132	(198)	(209)	314
Corn option derivatives
Loss/(gain) reclassified to net income	(866)	—	336	—	(530)	—
Gain/(loss) activity recognized in other comprehensive income (loss)	1,450	—	(562)	—	888	—
Total corn option derivatives	584	—	(226)	—	358	—
Interest rate swap derivatives
Loss reclassified to net income	—	28	—	(11)	—	17

Other comprehensive income (loss)	$1,558	$1,751	$(604)	$(678)	$954	$1,073

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Defined benefit pension plans
Amortization of prior service cost	$30	$44	$(12)	$(16)	$18	$28
Amortization of actuarial loss	2,600	2,378	(1,008)	(922)	1,592	1,456
Total defined benefit pension plans	2,630	2,422	(1,020)	(938)	1,610	1,484
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(187)	1,008	72	(390)	(115)	618
Gain/(loss) activity recognized in other comprehensive income (loss)	87	(483)	(33)	186	54	(297)
Total natural gas swap derivatives	(100)	525	39	(204)	(61)	321
Corn option derivatives
Loss/(gain) reclassified to net income	(908)	—	352	—	(556)	—
Gain/(loss) activity recognized in other comprehensive income (loss)	3,041	—	(1,178)	—	1,863	—
Total corn option derivatives	2,133	—	(826)	—	1,307	—
Interest rate swap derivatives
Loss reclassified to net income	—	260	—	(101)	—	159

Other Comprehensive income (loss)	$4,663	$3,207	$(1,807)	$(1,243)	$2,856	$1,964

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months ended June 29, 2013 and June 30, 2012 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$244	$(295)	$187	$(1,008)	Cost of sales and operating expenses
Corn option derivatives	866	—	908	—	Cost of sales and operating expenses
Interest rate swap derivatives	—	(28)	—	(260)	Interest expense
	1,110	(323)	1,095	(1,268)	Total before tax
	(430)	125	(424)	491	Income taxes
	680	(198)	671	(777)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(15)	$(22)	$(30)	$(44)	(a)
Amortization of actuarial loss	(1,300)	(1,189)	(2,600)	(2,378)	(a)
	(1,315)	(1,211)	(2,630)	(2,422)	Total before tax
	510	469	1,020	938	Income taxes
	(805)	(742)	(1,610)	(1,484)	Net of tax
Total reclassifications	$(125)	$(940)	$(939)	$(2,261)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 8 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of June 29, 2013 as follows (in thousands):

	Six Months Ended June 29, 2013
	Derivative	Defined Benefit
	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 29, 2012, net of tax	$180	$(31,509)	$(31,329)
Other comprehensive gain before reclassifications	1,917	—	1,917
Amounts reclassified from accumulated other comprehensive income (loss)	(671)	1,610	939
Net current-period other comprehensive income	1,246	1,610	2,856
Accumulated Other Comprehensive Income (loss) June 29, 2013, net of tax	$1,426	$(29,899)	$(28,473)

(8)    Employee Benefit Plans

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

Net pension cost for the three and six months ended June 29, 2013 and June 30, 2012 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$76	$82	$153	$163
Interest cost	1,318	1,363	2,636	2,726
Expected return on plan assets	(1,819)	(1,678)	(3,638)	(3,355)
Amortization of prior service cost	15	22	30	44
Amortization of net loss	1,300	1,189	2,600	2,378
Net pension cost	$890	$978	$1,781	$1,956

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 29, 2013, the Company expects to contribute approximately $0.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 29, 2013 and June 30, 2012 of approximately $0.2 million and $0.9 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and two plans have certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of June 29, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(9)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices, energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. At June 29, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and corn future contracts that did not qualify and were not designated for hedge accounting.

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

In fiscal 2012 and the first six months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the fourth quarter of fiscal 2013. As of June 29, 2013, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2012 and the first six months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the first quarter of fiscal 2014. As of June 29, 2013, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at June 29, 2013 into earnings over the next 12 months will be approximately $2.3 million. As of June 29, 2013, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of June 29, 2013 and December 29, 2012 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	June 29, 2013	December 29, 2012
Corn options	Other current assets	$2,688	$490
Natural gas swaps	Other current assets	—	11

Total asset derivatives designated as hedges		$2,688	$501

Derivatives Not Designated as Hedges
Heating oil swaps and options	Other current assets	$31	$104
Corn futures	Other current assets	3	117

Total asset derivatives not designated as hedges		$34	$221

Total asset derivatives		$2,722	$722

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	June 29, 2013	December 29, 2012
Natural gas swaps	Accrued expenses	$116	$21

Total liability derivatives designated as hedges		$116	$21

Derivatives Not Designated as Hedges
Natural gas swaps	Accrued expenses	$28	$—
Heating oil swaps and options	Accrued expenses	146	4
Corn options	Accrued expenses	—	119

Total liability derivatives not designated as hedges		$174	$123

Total liability derivatives		$290	$144

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$(28)	$—	$—
Corn options	1,450	—	866	—	(288)	—
Natural gas swaps	(97)	217	244	(295)	(7)	—

Total	$1,353	$217	$1,110	$(323)	$(295)	$—

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $1.4 million and approximately $0.2 million recorded net of taxes of approximately $0.5 million and $0.1 million as of June 29, 2013 and June 30, 2012, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$(260)	$—	$—
Corn options	3,041	—	908	—	(34)	—
Natural gas swaps	87	(483)	187	(1,008)	(8)	3

Total	$3,128	$(483)	$1,095	$(1,268)	$(42)	$3

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $3.1 million and approximately $0.5 million recorded net of taxes of approximately $1.2 million and $0.2 million as of June 29, 2013 and June 30, 2012, respectively.

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

At June 29, 2013, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(10)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 29, 2013 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 29, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$2,722	$—	$2,722	$—
Total Assets	$2,722	$—	$2,722	$—

Liabilities:
Derivative instruments	$290	$—	$290	$—
Senior Notes	276,563	—	276,563	—
Total Liabilities	$276,853	$—	$276,853	$—

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

The fair value of the senior notes is based on market quotation from a third-party bank.

(11)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At June 29, 2013 and December 29, 2012, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $38.1 million and $37.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.3 million as of June 29, 2013 and December 29, 2012, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third-party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is investigating these allegations, has entered into a joint defense agreement with many of the other third-party defendants and intends to defend itself vigorously. At a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants. The Company has committed to join the settlement, pursuant to which the Company would pay the State of New Jersey $195,000. This amount was accrued in the first quarter of 2013. The settlement is subject to court approval following a notice and comment period. It is anticipated that the settlement will be brought to the Court for approval sometime during the second half of 2013. All previously scheduled discovery and trial dates in the case have been stayed as to parties participating in the settlement. The scope of the Company's continued involvement in the litigation depends on whether the Court approves the settlement and dismisses the Company from the case, which is uncertain at this time. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. The City of Fresno and Darling International Inc. In the complaint, which was subsequently amended on January 31, 2013, the plaintiff alleges that the City of Fresno has failed to enforce its own zoning ordinances and permitting requirements and engaged in a number of discriminatory practices against the citizens of West Fresno. In addition, the complaint alleges that the Company's Fresno facility is operating without a proper use permit and constitutes a continuing private and public nuisance. In the complaint the plaintiff seeks, among other things, injunctive relief. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in February 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

(12)	Business Segments

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

Rendering
Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $186.3 million and $226.1 million of net sales for the three months ended June 29, 2013 and June 30, 2012, respectively and approximately $385.5 million and $420.1 million of net sales for the six months ended June 29, 2013 and June 30, 2012, respectively. Protein was approximately $138.1 million and $121.3 million of net sales for the three months ended June 29, 2013 and June 30, 2012, respectively and approximately $277.0 million and $224.8 million of net sales for the six months ended June 29, 2013 and June 30, 2012, respectively. Rendering also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third-party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Rendering	$350,597	$371,481	$717,771	$693,793
Bakery	72,996	65,193	151,244	129,989
Total	$423,593	$436,674	$869,015	$823,782

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Rendering	$60,219	$73,061	$131,898	$137,639
Bakery	13,743	13,093	28,183	24,145
Corporate Activities	(41,875)	(44,176)	(89,964)	(84,310)
Interest expense	(5,669)	(5,753)	(11,294)	(12,678)
Net Income	$26,418	$36,225	$58,823	$64,796

Business Segment Assets (in thousands):

	June 29, 2013	December 29, 2012
Rendering	$1,090,732	$1,088,775
Bakery	170,188	170,566
Corporate Activities	380,905	293,075
Total	$1,641,825	$1,552,416

(13)	Related Party Transactions

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

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the Joint Venture where the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the Joint Venture's full operational requirement of feedstock, but the Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three and six months ended June 29, 2013, the Company has recorded sales to the Joint Venture of approximately $5.0 million and $10.2 million, respectively. There were no sales to the Joint Venture for the three and six months ended June 30, 2012. At June 29, 2013 and December 29, 2012, the Company has $1.7 million and $0.3 million in outstanding receivables due from the Joint Venture, respectively. In addition, the Company has eliminated additional sales for the three and six months ended June 29, 2013, of approximately $5.0 million and $10.2 million, respectively to the Joint Venture to defer the Company's portion of profit on those sales relating to inventory assets still remaining on the Joint Venture's balance sheet for the three and six months ended June 29, 2013 of approximately $2.0 million and $2.4 million, respectively.

(14)     New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Out of Accumulated Other Comprehensive Income. This ASU amends ASC Topic 220, Comprehensive Income. This new standard requires an entity to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of other comprehensive income. This update was effective for the Company on December 30, 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

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

(15)     Subsequent Events

On August 6, 2013, the Company entered into a definitive agreement to acquire the industrial residuals and used cooking oil collection operations of Terra Renewal Services, Inc., a leading provider of essential environmental services focused on the collection, hauling, reprocessing, recycling of waste cooking oil and disposal of non-hazardous, liquid and semi-

solid waste streams. The acquisition is expected to close by the end of August 2013. The acquired businesses will increase the Company's ability to better serve the Company's customers. The Company does not consider the acquisition to be material to its financial position, results of operations or cash flows.

(16)     Guarantor Financial Information

The Company's Notes (see Note 5) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and six months ended June 29, 2013 and June 30, 2012.

Condensed Consolidating Balance Sheet
As of June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$211,664	$510,553	$2,479	$(401,726)	$322,970
Investment in subsidiaries	1,550,047	—	—	(1,550,047)	—
Property, plant and equipment, net	161,850	317,117	—	—	478,967
Intangible assets, net	15,485	310,021	259	—	325,765
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	104,297	—	104,297
Other assets	25,263	3,194	—	—	28,457
	$1,986,169	$1,500,128	$107,301	$(1,951,773)	$1,641,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$478,593	$58,319	$(1,205)	$(401,726)	$133,981
Long-term debt, net of current portion	250,000	99	—	—	250,099
Other noncurrent liabilities	59,300	—	169	—	59,469
Deferred income taxes	71,166	—	—	—	71,166
Total liabilities	859,059	58,418	(1,036)	(401,726)	514,715
Total stockholders’ equity	1,127,110	1,441,710	108,337	(1,550,047)	1,127,110
	$1,986,169	$1,500,128	$107,301	$(1,951,773)	$1,641,825

Condensed Consolidating Balance Sheet
As of December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$174,576	$455,604	$3,037	$(342,955)	$290,262
Investment in subsidiaries	1,449,577	—	—	(1,449,577)	—
Property, plant and equipment, net	148,131	305,796	—	—	453,927
Intangible assets, net	14,497	322,634	271	—	337,402
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	62,495	—	62,495
Other assets	26,530	431	—	—	26,961
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$414,755	$59,218	$666	$(342,955)	$131,684
Long-term debt, net of current portion	250,000	142	—	—	250,142
Other noncurrent liabilities	61,365	—	174	—	61,539
Deferred income taxes	46,615	—	—	—	46,615
Total liabilities	772,735	59,360	840	(342,955)	489,980
Total stockholders’ equity	1,062,436	1,384,348	65,229	(1,449,577)	1,062,436
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416

Condensed Consolidating Statements of Operations
For the three months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$159,392	$309,689	$1,761	$(47,249)	$423,593
Cost and expenses:
Cost of sales and operating expenses	124,146	231,381	1,644	(47,249)	309,922
Selling, general and administrative expenses	22,106	18,674	13	—	40,793
Depreciation and amortization	5,817	16,253	6	—	22,076
Total costs and expenses	152,069	266,308	1,663	(47,249)	372,791
Operating income	7,323	43,381	98	—	50,802

Interest expense	(5,666)	(3)	—	—	(5,669)
Other, net	(612)	212	(18)	—	(418)
Equity in net loss of unconsolidated subsidiary	—	—	(1,962)	—	(1,962)
Earnings in investments in subsidiaries	25,767	—	—	(25,767)	—
Income/(loss) before taxes	26,812	43,590	(1,882)	(25,767)	42,753
Income taxes (benefit)	394	16,663	(722)	—	16,335
Net income (loss)	$26,418	$26,927	$(1,160)	$(25,767)	$26,418

Condensed Consolidating Statements of Operations
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$321,264	$629,100	$5,895	$(87,244)	$869,015
Cost and expenses:
Cost of sales and operating expenses	248,250	465,902	5,700	(87,244)	632,608
Selling, general and administrative expenses	44,673	38,360	53	—	83,086
Depreciation and amortization	11,955	31,976	12	—	43,943
Total costs and expenses	304,878	536,238	5,765	(87,244)	759,637
Operating income	16,386	92,862	130	—	109,378

Interest expense	(11,287)	(7)	—	—	(11,294)
Other, net	326	347	(24)	—	649
Equity in net loss of unconsolidated subsidiary	—	—	(3,157)	—	(3,157)
Earnings in investments in subsidiaries	55,485	—	—	(55,485)	—
Income/(loss) from operations before taxes	60,910	93,202	(3,051)	(55,485)	95,576
Income taxes (benefit)	2,087	35,840	(1,174)	—	36,753
Net income (loss)	$58,823	$57,362	$(1,877)	$(55,485)	$58,823

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$184,570	$300,190	$3,721	$(51,807)	$436,674
Cost and expenses:
Cost of sales and operating expenses	142,905	219,470	3,570	(51,807)	314,138
Selling, general and administrative expenses	18,927	17,933	34	—	36,894
Depreciation and amortization	5,816	15,853	5	—	21,674
Total costs and expenses	167,648	253,256	3,609	(51,807)	372,706
Operating income	16,922	46,934	112	—	63,968

Interest expense	(5,752)	(1)	—	—	(5,753)
Other, net	(588)	878	(20)	—	270
Equity in net loss of unconsolidated subsidiary	—	—	(656)	—	(656)
Earnings in investments in subsidiaries	29,519	—	—	(29,519)	—
Income/(loss) before taxes	40,101	47,811	(564)	(29,519)	57,829
Income taxes	3,876	17,938	(210)	—	21,604
Net income (loss)	$36,225	$29,873	$(354)	$(29,519)	$36,225

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$337,558	$573,699	$6,275	$(93,750)	$823,782
Cost and expenses:
Cost of sales and operating expenses	264,002	414,283	6,072	(93,750)	590,607
Selling, general and administrative expenses	39,712	34,478	73	—	74,263
Depreciation and amortization	12,112	30,311	11	—	42,434
Total costs and expenses	315,826	479,072	6,156	(93,750)	707,304
Operating income	21,732	94,627	119	—	116,478

Interest expense	(12,677)	(1)	—	—	(12,678)
Other, net	(1,230)	905	(13)	—	(338)
Equity in net loss of unconsolidated subsidiary	—	—	(892)	—	(892)
Earnings in investments in subsidiaries	59,851	—	—	(59,851)	—
Income/(loss) from operations before taxes	67,676	95,531	(786)	(59,851)	102,570
Income taxes (benefit)	2,880	35,184	(290)	—	37,774
Net income (loss)	$64,796	$60,347	$(496)	$(59,851)	$64,796

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$26,418	$26,927	$(1,160)	$(25,767)	$26,418
Other comprehensive income (loss), net of tax:
Pension adjustments	805	—	—	—	805
Natural gas swap derivative adjustments	(209)	—	—	—	(209)
Corn option derivative adjustments	358	—	—	—	358
Total other comprehensive income, net of tax	954	—	—	—	954
Total comprehensive income (loss)	$27,372	$26,927	$(1,160)	$(25,767)	$27,372

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$58,823	$57,362	$(1,877)	$(55,485)	$58,823
Other comprehensive income (loss), net of tax:
Pension adjustments	1,610	—	—	—	1,610
Natural gas swap derivative adjustments	(61)	—	—	—	(61)
Corn option derivative adjustments	1,307	—	—	—	1,307
Total other comprehensive income	2,856	—	—	—	2,856
Total comprehensive income (loss)	$61,679	$57,362	$(1,877)	$(55,485)	$61,679

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$36,225	$29,873	$(354)	$(29,519)	$36,225
Other comprehensive income (loss), net of tax:
Pension adjustments	742	—	—	—	742
Natural gas swap derivative adjustments	314	—	—	—	314
Interest rate swap derivative adjustment	17	—	—	—	17
Total other comprehensive income, net of tax	1,073	—	—	—	1,073
Total comprehensive income (loss)	$37,298	$29,873	$(354)	$(29,519)	$37,298

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$64,796	$60,347	$(496)	$(59,851)	$64,796
Other comprehensive income (loss), net of tax:
Pension adjustments	1,484	—	—	—	1,484
Natural gas swap derivative adjustments	321	—	—	—	321
Interest rate swap derivative adjustment	159	—	—	—	159
Total other comprehensive income	1,964	—	—	—	1,964
Total comprehensive income (loss)	$66,760	$60,347	$(496)	$(59,851)	$66,760

Condensed Consolidating Statements of Cash Flows
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$58,823	$57,362	$(1,877)	$(55,485)	$58,823
Earnings in investments in subsidiaries	(55,485)	—	—	55,485	—
Other operating cash flows	98,273	(29,858)	1,942	—	70,357
Net cash provided by operating activities	101,611	27,504	65	—	129,180

Cash flows from investing activities:
Capital expenditures	(24,344)	(30,345)	—	—	(54,689)
Investment in subsidiaries and affiliates	(44,985)	—	(44,959)	44,985	(44,959)
Gross proceeds from sale of property, plant and equipment and other assets	744	548	—	—	1,292
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(649)	—	—	—	(649)
Net cash used in investing activities	(67,703)	(29,347)	(44,959)	44,985	(97,024)

Cash flows from financing activities:
Payments on long-term debt	—	(40)	—	—	(40)
Issuances of common stock	32	—	—	—	32
Contributions from parent	—	—	44,985	(44,985)	—
Minimum withholding taxes paid on stock awards	(2,529)	—	—	—	(2,529)
Excess tax benefits from stock-based compensation	703	—	—	—	703
Net cash used in financing activities	(1,794)	(40)	44,985	(44,985)	(1,834)

Net increase/(decrease) in cash and cash equivalents	32,114	(1,883)	91	—	30,322
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$129,059	$3,694	$818	$—	$133,571

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$64,796	$60,347	$(496)	$(59,851)	$64,796
Earnings in investments in subsidiaries	(59,851)	—	—	59,851	—
Other operating cash flows	108,858	(30,770)	(924)	—	77,164
Net cash provided by operating activities	113,803	29,577	(1,420)	—	141,960

Cash flows from investing activities:
Capital expenditures	(23,682)	(29,814)	—	—	(53,496)
Acquisitions	(2,000)	—	—	—	(2,000)
Investment in subsidiaries and affiliates	(25,542)	—	(25,518)	25,542	(25,518)
Gross proceeds from sale of property, plant and equipment and other assets	1,214	1,302	—	—	2,516
Proceeds from insurance settlements	—	900	—	—	900
Net cash used in investing activities	(50,010)	(27,612)	(25,518)	25,542	(77,598)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(5)	—	—	(30,005)
Issuances of common stock	64	—	—	—	64
Contributions from parent	—	—	25,542	(25,542)	—
Minimum withholding taxes paid on stock awards	(2,214)	—	—	—	(2,214)
Excess tax benefits from stock-based compensation	1,111	—	—	—	1,111
Net cash used in financing activities	(31,039)	(5)	25,542	(25,542)	(31,044)

Net increase/(decrease) in cash and cash equivalents	32,754	1,960	(1,396)	—	33,318
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$67,961	$3,733	$560	$—	$72,254

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

The Company's operating performance for the second quarter of fiscal 2013 moderated on a year-over-year basis and declined slightly relative to first quarter of fiscal 2013. On a year-over-year basis, fat prices declined as large stocks of palm oil and soybean oil influenced market prices. Protein prices improved modestly year-over-year as global demand remained strong.

Second fiscal quarter export markets continued to show some signs of improvement over first fiscal quarter following announcements that the Indonesian market for MBM was about to open. Energy costs for natural gas and diesel modestly increased and had an unfavorable impact on the Company's second fiscal quarter operating costs when compared to first fiscal quarter. Comparing first quarter of fiscal 2013 to the Company's second quarter of fiscal 2013 performance, weakness in poultry protein (pet food) prices more than offset improved prices for fats and greases. Rendering raw material volumes remained steady in the second fiscal quarter relative to the first quarter of fiscal 2013. As anticipated, beef raw material tonnage declined slightly while poultry and yellow grease volumes improved in the second fiscal quarter versus the first fiscal quarter.

The bakery business segment delivered good results in the second quarter of fiscal 2013 relative to the first fiscal quarter of 2013. However, lower and volatile corn prices affected finished product prices for Cookie Meal®, a proprietary Darling product, and were the primary drivers of this segment's performance. Overall, volumes remained steady quarter-to-quarter while improving on a year-over-year basis.

Diamond Green Diesel, the Company's joint venture with Valero Energy Corporation, commenced operations at the end of June 2013. The venture's operating performance continued to improve throughout July and it is now operating at or near name plate capacity with anticipated yields of approximately 9,300 barrels daily. As would be typical of any new facility, it is possible that operating disruptions will occur as the plant moves through the initial operating phases. During the second quarter of fiscal 2013, the Company shipped significant quantities of fats and greases to the venture. Under applicable accounting rules, the Company is required to reserve for profits attributable to these shipments until the materials are converted into finished diesel fuel and sold, which should typically amount to a 30-day lag.

Operating income decreased by $13.2 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The challenges faced by the Company as discussed below indicate there can be no assurance that operating results achieved by the Company in the second quarter of fiscal 2013 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the Second Quarter of 2013

•
Lower finished product prices for MBM, PM (pet food), BFT, PG and YG in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 is a sign of decreased demand in domestic and export markets for MBM, PM (pet food), BFT, PG and YG. These lower prices were partially offset by an overall increase in PM (feed grade) and corn, which is used to price BBP. Corn prices were up as a result of a short supply of corn that increased demand for BBP. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the negative impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen Index, an established trading exchange publisher (the "Jacobsen") used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Higher raw material volumes were collected from the Company's pork, poultry and beef suppliers during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Management believes the increase in raw material volume is due to an increase in slaughter and processor rates by the Company's raw material suppliers during the quarter as a result of increased demand. The financial impact of higher raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel increased during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2013 and Thereafter

Critical Issues and Challenges:

•
Finished product prices for MBM, PM (both feed grade and pet food) and corn increased during the first six months of fiscal 2013 as compared to the same period of fiscal 2012, while finished product prices for BFT, PG and YG decreased during the first six months of fiscal 2013 as compared to the same period of fiscal 2012.  No assurance can be given that this increase in commodity prices for various proteins and corn will continue in the future or that commodity prices for various fats, including BFT, PG and YG, will not decrease further, as commodity prices are volatile by their nature.  A decrease in commodity prices for some or all of the Company's products could have a significant impact on the Company’s earnings for the remainder of fiscal 2013 and into future periods.

•
The Company collected higher raw material volumes in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, as slaughter and processor rates for the Company's poultry and pork raw material suppliers increased. No assurance can be given that this increased activity from the Company's poultry and pork raw material suppliers will continue in the future. If raw material suppliers reduce their slaughter and processing rates in the future there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•
In July 2013, the Indonesia markets for MBM derived from U.S. beef reopened. The opening of this market for MBM derived from U.S. Beef will impact the Company's West Coast MBM market which could have a positive impact on the Company's earnings in future periods.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas represents a significant component of factory cost included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel represents a significant component of collection costs included in cost of sales.  Higher natural gas and diesel fuel prices were incurred during the first six months of fiscal 2013 as compared to the same period of fiscal 2012. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

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

Other Food Safety and Regulatory Issues

•
The emergence of diseases such as Swine Flu ("H1N1") and highly pathogenic strains of avian influenza, collectively called Bird Flu, that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. The H5N1 strain of Bird Flu has not been reported in North America. Outbreaks of a different strain of Bird Flu ("H7N3"), however, were reported by Mexican animal health authorities on chicken farms in Mexico during 2012 and the first half of 2013. There have been no reports of human cases of the H7N3 strain, but the occurrence of another new strain of Bird Flu ("H7N9") in humans was reported in China on March 31, 2013. World health experts believe the H7N9 strain to be an animal virus that infects people in rare cases. This outbreak in China followed a seasonal pattern typical of flu viruses and no new cases have been reported since May 30, 2013. Chinese and international health authorities continue to investigate the origin of the H7N9 strain and how it is spread. To date however, there have been no incidences of person-to-person transmission of the H7N9 Bird Flu reported. As of the date of this report, neither the various strains of Bird Flu nor Swine Flu have been linked to a global disease pandemic among humans. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. On or about April 15, 2013, the first case of porcine epidemic diarrhea (“PED”) virus was confirmed in the U.S. on a hog farm in Ohio. The disease has since spread into more than 15 states. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. Hogs that have the disease and recover will typically develop immunity to the PED virus and this immunity can be passed on to future offspring. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. The occurrence of Swine Flu, a Bird Flu strain or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

•
Effective August 1997, the Food and Drug Administration ("FDA"), promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (referred to herein as the "BSE Feed Rule") to prevent further spread of BSE, commonly referred to as "mad cow disease."  Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for the Company's finished products and reduced demand for beef and beef products by consumers.  Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef. On April 24, 2012, the United States Department of Agriculture (“USDA”) confirmed the occurrence of a new, single case of BSE in a dairy cow in central California.  Even though the USDA confirmed that material derived from the cow did not enter the food or feed supply, Indonesia closed its markets to MBM derived from U.S. beef, and those markets remained closed until July 1, 2013 when the Indonesian Ministry of Agriculture announced its decision to lift the ban on U.S. origin MBM. As of the filing date of this Report, however, the USDA had not begun approving exports of U.S. derived MBM to Indonesia pending receipt of official import requirements from the Indonesian Ministry.  On May 29, 2013, the USDA announced that the World Organization for Animal Health ("OIE") had officially upgraded the BSE-status for the U.S. from “Controlled Risk” to that of ” Negligible Risk”, based on a thorough review of BSE safeguards implemented in the U.S. Attaining a Negligible Risk status for BSE is an important step toward regaining access to export markets for U.S. MBM. Notwithstanding the foregoing OIE decision, the Company does not expect BSE-related trade disruptions to have material impact on the Company's business, financial condition or results of operations. Continued concern about BSE in the United States may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

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

•
With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  As a prerequisite to new requirements specified by the FDAAA, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued "Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance."  Stakeholder comments and questions about the Reportable Food Registry were incorporated into a second draft guidance ("RFR Draft Guidance"), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.  On July 16, 2013 the FDA finalized the draft policy regarding salmonella in food for animals that the agency developed in 2010, with publication of "Compliance Policy Guide Sec. 690.800 Salmonella in Food For Animals" ("Salmonella CPG"). The Salmonella CPG describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food Drug and Cosmetic Act. According to the Salmonella CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  With issuance of the Salmonella CPG, the FDA revoked a 1967 advisory opinion on animal feeds contaminated with salmonella microorganisms and removed 21 CFR 500.35 from the Code of Federal Regulations. The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance, which was not finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Notwithstanding the forgoing FDA policy on salmonella, any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

•
In addition, the Food Safety Modernization Act ("FSMA") was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, the FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FMSA also requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the Federal Food, Drug and Cosmetic Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. The FDA delayed the start of facility registration renewals until October 22, 2012, while it completed revisions to its on-line registration site and subsequently extended the deadline for completing such registration renewals from December 31, 2012 to January 31, 2013. Other new FDA regulations mandated by the FSMA will require registered facilities to perform hazard analysis and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. The FDA published its intent to meet the preventive control provisions required by the FSMA on January 16, 2013 in two proposed rules for manufactured food and produce intended for human consumption: (1) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food and (2) Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption. Neither of these proposed rules is for animal feed and, as of the date of this filing, the FDA has not published a proposed rule for implementing preventive controls for animal feed. On April 22, 2013, the U.S. District Court, Northern District of California, in the case of Center for Food Safety et al. v. Margret A. Hamburg, M.D., issued a judicial declaration that the FDA had violated the FSMA by failing to promulgate required regulations in accordance with the deadlines mandated by Congress. Subsequently, on June 21, 2013, the Court ordered the FDA to publish all remaining proposed regulations, required under the FSMA, by November 30, 2013 and all final regulations no later than June 30, 2015. The FDA published two of these remaining proposed rules on July 29, 2013: (1) Foreign Supplier Verification Programs for Importers of Food For Humans and Animals and (2) Accreditation of Third-Party Auditors/Certification Bodies to Conduct Food Safety Audits and to Issue Certifications.  Management is reviewing these two new proposed regulations, which are intended to strengthen oversight of human and animal foods imported into the U.S., to determine their impact, if any, on the Company's operations.  New proposed regulations for animal foods produced in the U.S, required by FSMA, have not been published as of the filing date of this Report. The Company has followed the FSMA throughout its legislative history and has renewed registrations for all of its facilities and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

Results of Operations

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Summary of Key Factors Impacting Second Quarter 2013 Results:

Principal factors that contributed to a $13.2 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decreases in MBM, PM (pet food), BFT, PG and YG finished product prices,
•Increases in payroll and related benefit costs,
•Decrease in yield, and
•Increase in energy costs, primarily natural gas and diesel fuel.

These decreases were partially offset by:

•Increase in raw material volumes.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company monitors prices for corn, which is a substitute commodity for BBP and therefore an indication of potential sales prices of that end product. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During the second quarter of fiscal 2013, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the second quarter of fiscal 2013, compared to average Jacobsen prices for the second quarter of fiscal 2012 follow:

	Avg. Price 2nd Quarter 2013	Avg. Price 2nd Quarter 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 420.30/ton	$ 427.90/ton	$ (7.60)/ton	(1.8)%
Feed Grade PM (Carolina)	$ 512.96/ton	$ 480.39/ton	$ 32.57/ton	6.8%
Pet Food PM (Southeast)	$ 700.09/ton	$ 704.37/ton	$ (4.28)/ton	(0.6)%
BFT (Chicago)	$ 43.33/cwt	$ 47.30/cwt	$ (3.97)/cwt	(8.4)%
PG (Southeast)	$ 39.16/cwt	$ 45.53/cwt	$ (6.37)/cwt	(14.0)%
YG (Illinois)	$ 37.70/cwt	$ 40.19/cwt	$ (2.49)/cwt	(6.2)%
Bakery Segment:
Corn (Illinois)	$ 7.02/bushel	$ 6.58/bushel	$ 0.44/bushel	6.7%

 The overall decrease in average prices for MBM, pet food PM, BFT, PG and YG, which are finished products the Company sells had a negative impact on revenue that was partially offset by an overall increase in average feed grade PM and corn, which is a commodity indicative of the prices for which the Company sells BBP, and the positive impact to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

On a quarter-to-quarter sequential basis, the Company experienced average commodity prices for proteins and fats that were mixed. The following table shows the average reported Jacobsen prices for the second quarter of fiscal 2013 as compared to the average reported Jacobsen prices for the first quarter of fiscal 2013.

	Avg. Price 2nd Quarter 2013	Avg. Price 1st Quarter 2013	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 420.30/ton	$ 411.04/ton	$ 9.26/ton	2.3%
Feed Grade PM (Carolina)	$ 512.96/ton	$ 488.50/ton	$ 24.46/ton	5.0%
Pet Food PM (Southeast)	$ 700.09/ton	$ 809.79/ton	$ (109.70)/ton	(13.5)%
BFT (Chicago)	$ 43.33/cwt	$ 40.93/cwt	$ 2.40/cwt	5.9%
PG (Southeast)	$ 39.16/cwt	$ 40.82/cwt	$ (1.66)/cwt	(4.1)%
YG (Illinois)	$ 37.70/cwt	$ 37.04/cwt	$ 0.66/cwt	1.8%
Bakery Segment:
Corn (Illinois)	$ 7.02/bushel	$ 7.44/bushel	$ (0.42)/bushel	(5.6)%

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

Collection Fees and Collection Operating Expenses.  The Company charges collection fees which are included in net sales.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expenses, which are included in cost of sales.  The importance of monitoring collection fees and collection expenses is that they provide an indication of achievement of the Company’s business plan.  Furthermore, management monitors collection fees and collection expenses so that the Company can consider implementing measures to mitigate against unforeseen (decreases)/increases in these fees and expenses, respectively.

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

During the second quarter of fiscal 2013, net sales were $423.6 million as compared to $436.7 million during the second quarter of fiscal 2012. The Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $186.3 million and $226.1 million of net sales for the three months ended June 29, 2013 and June 30, 2012, respectively, and protein was approximately $138.1 million and $121.3 million of net sales for the three months ended June 29, 2013 and June 30, 2012, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in finished product prices	$(23.1)	$3.4	$—	$(19.7)
Increase/(decrease) in yield	(5.3)	0.8	—	(4.5)
Increase in raw material volume	4.7	3.7	—	8.4
Increase in other sales	2.7	—	—	2.7
	$(21.0)	$7.9	$—	$(13.1)

Further detail regarding the $21.0 million decrease in sales in the Rendering Segment and the $7.9 million increase in sales in the Bakery Segment in the second quarter of fiscal 2013 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for soy bean meal, soy oil and a decrease in the demand for fats in the use of biofuels, negatively impacted the Company's finished product prices for MBM, PM (pet food) BFT, PG and YG. The $23.1 million decrease in Rendering sales resulting from decreases in finished product prices for MBM, PM (pet food), BFT, PG and YG, which more than offset the increase in the finished product price for PM (feed grade). The market decreases were due to changes in supply/demand in the domestic and international markets for commodity proteins and fats, including MBM, PM (pet food), BFT, PG and YG.

Yield:  The $5.3 million decrease in the Rendering Segment yield is primarily due to a decrease in the relative portion of cattle offal in the raw material collected during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, which impacted yields since cattle offal is a higher yielding material than poultry and pork offal.

Raw Material Volume:  Rendering volumes have increased Rendering sales by approximately $4.7 million, which is a result of an increase in slaughter and processor rates of the Company's pork, poultry and beef raw material suppliers in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

Other Sales:  The $2.7 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and higher purchases of finished products for resale that more than offset lower collection and processing fees.

Bakery

Finished Product Prices: Higher prices in the commodity market for corn positively impacted the Company's BBP finished product prices by approximately $3.4 million.

Yield:  The $0.8 million increase in the Bakery Segment yield is primarily due to an increase in the relative portion of dry based bakery residuals collected during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals.

Raw Material Volume: Bakery volumes have increased Bakery sales by approximately $3.7 million, which is due to production increases by the Company's commercial bakery suppliers as compared to the same period in the prior year.

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

During the second quarter of fiscal 2013, cost of sales and operating expenses were $309.9 million as compared to $314.1 million during the second quarter of fiscal 2012.  Decreases in Rendering Segment cost of sales and operating expenses of $11.7 million and the increase in Bakery Segment cost of sales and operating expenses of $7.8 million accounted for substantially all of the $4.2 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in raw material costs	$(22.9)	$6.5	$—	$(16.4)
Increase/(decrease) in other costs of sales	7.2	(0.7)	(0.3)	6.2
Increase in raw material volume	2.0	1.7	—	3.7
Increase in energy costs, primarily natural gas and diesel fuel	2.0	0.3	—	2.3
	$(11.7)	$7.8	$(0.3)	$(4.2)

Further detail regarding the $11.7 million decrease in cost of sales and operating expenses in the Rendering Segment and the $7.8 million increase in the Bakery Segment in the second quarter of fiscal 2013 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Lower demand for soy oil and fats resulted in a decrease in prices of the Company's finished products and therefore a decrease in the cost of raw material of approximately $22.9 million in the second quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Other Costs of Sales:  The $7.2 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits, an increase in other sales costs, mainly the cost of hides sales, and increases in repairs and maintenance expense.

Raw Material Volume:  Production increases from the Company's packers and processors resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $2.0 million.

Energy Costs: Natural gas and diesel fuel are major components of factory and collection operating costs, respectively. During the second quarter of fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to the second quarter of fiscal 2012 and are reflected in the $2.0 million increase in cost of sales.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for corn. Since finished product prices were higher in the second quarter of fiscal 2013 as compared to the same period in fiscal 2012 and finished product blending costs increased, overall raw material costs increased approximately $6.5 million.

Other Costs of Sales:  The $0.7 million decrease in other costs of sales is mainly due to a reduction to cost of sales from hedging activities that were partially offset by an increase in payroll and incentive-related benefits and an increase in repairs and maintenance costs.

Raw Material Volume: Production increases from the Company's suppliers resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $1.7 million.

Energy Costs: Natural gas is a major component of factory operating costs. During the second quarter of fiscal 2013 natural gas costs were higher and are reflected in the $0.3 million increase as compared to the same period in fiscal 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $40.8 million during the second quarter of fiscal 2013, a $3.9 million increase (10.6%) from $36.9 million during the second quarter of fiscal 2012.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in payroll and incentive-related benefits	$1.6	$0.2	$(0.7)	$1.1
Increase/(decrease) in other expense	0.3	(0.2)	2.7	2.8
	$1.9	$—	$2.0	$3.9

Depreciation and Amortization.  Depreciation and amortization charges increased $0.4 million (1.8%) to $22.1 million during the second quarter of fiscal 2013 as compared to $21.7 million during the second quarter of fiscal 2012.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $5.7 million during the second quarter of fiscal 2013 compared to $5.8 million during the second quarter of fiscal 2012, a decrease of $0.1 million.

Other Income/Expense. Other expense was $0.4 million in the second quarter of fiscal 2013, compared to income of $0.3 million in the second quarter of fiscal 2012.  The increase in other expense in the second quarter of fiscal 2013 is primarily due to less insurance recoveries received on casualty losses in fiscal 2013 as compared to the same period of fiscal 2012.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the second quarter of fiscal 2013. In the second quarter of fiscal 2013 the net loss was $2.0 million compared $0.7 million in the second quarter of fiscal 2012. The $1.3 million increase in net loss is primarily due to an increase in non-capitalized expenses during construction.

Income Taxes. The Company recorded income tax expense of $16.3 million for the second quarter of fiscal 2013, compared to $21.6 million recorded in the second quarter of fiscal 2012, a decrease of $5.3 million, primarily due to decreased pre-tax earnings of the Company in the second quarter of fiscal 2013.  The effective tax rate for the second quarter of fiscal 2013 and fiscal 2012 is 38.2% and 37.4%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production activities deductions.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Summary of Key Factors Impacting First Six Months of Fiscal 2013 Results:

Principal factors that contributed to a $7.1 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Increases in payroll and related benefit costs,
•Decrease in yield, and
•Increase in energy costs, primarily natural gas and diesel fuel.

These increases were partially offset by:

•Increase in poultry and pork raw material volumes, and
•Increase in MBM and PM finished product prices, net of related increased raw material costs.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company monitors prices for corn, which is a substitute commodity for BBP and therefore an indication of potential sales prices of that end product. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During the first six months of fiscal 2013, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first six months of fiscal 2013, compared to average Jacobsen prices for the first six months of fiscal 2012 follow:

	Avg. Price First Six Months 2013	Avg. Price First Six Months 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 415.67/ton	$ 371.73/ton	$ 43.94/ton	11.8%
Feed Grade PM (Carolina)	$ 500.73/ton	$ 433.45/ton	$ 67.28/ton	15.5%
Pet Food PM (Southeast)	$ 754.94/ton	$ 681.65/ton	$ 73.29/ton	10.8%
BFT (Chicago)	$ 42.13/cwt	$ 46.68/cwt	$ (4.55)/cwt	(9.7)%
PG (Southeast)	$ 39.99/cwt	$ 44.78/cwt	$ (4.79)/cwt	(10.7)%
YG (Illinois)	$ 37.37/cwt	$ 39.51/cwt	$ (2.14)/cwt	(5.4)%
Bakery Segment:
Corn (Illinois)	$ 7.23/bushel	$ 6.60/bushel	$ 0.63/bushel	9.5%

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

Collection Fees and Collection Operating Expenses.  The Company charges collection fees which are included in net sales.  Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expenses, which are included in cost of sales.  The importance of monitoring collection fees and collection expenses is that they provide an indication of achievement of the Company’s business plan.  Furthermore, management monitors collection fees and collection expenses so that the Company can consider implementing measures to mitigate against unforeseen (decreases)/increases in these fees and expenses, respectively.

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

During the first six months of fiscal 2013, net sales were $869.0 million as compared to $823.8 million during the first six months of fiscal 2012. The Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $385.5 million and $420.1 million of net sales for the six months ended June 29, 2013 and June 30, 2012, respectively, and protein was approximately $277.0 million and $224.8 million of net sales for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in finished product prices	$14.9	$13.6	$—	$28.5
Increase in raw material volume	12.1	6.4	—	18.5
Increase in other sales	5.7	—	—	5.7
Increase/(decrease) in yield	(8.8)	1.3	—	(7.5)
	$23.9	$21.3	$—	$45.2

Further detail regarding the $23.9 million increase in sales in the Rendering Segment and the $21.3 million increase in sales in the Bakery Segment in the first six months of fiscal 2013 is as follows:

Rendering

Finished Product Prices:  Higher prices in the overall commodity market for soybean meal and fish meal, which are competing proteins to the Company's MBM and PM (both feed grade and pet food), respectively, positively impacted the Company's finished product prices. The $14.9 million increase in Rendering sales resulting from increases in finished product prices for MBM and PM (both feed grade and pet food), more than offset the decrease in BFT, PG and YG prices. The market increases were due to changes in supply/demand in the domestic and international markets for commodity proteins, including MBM and PM (both feed grade and pet food).

Raw Material Volume:  Rendering volumes have increased Rendering sales by approximately $12.1 million, which is a result of an increase in slaughter and processor rates of the Company's poultry and pork raw material suppliers that more than offset lower volumes from the Company's beef suppliers in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

Other Sales:  The $5.7 million increase in other Rendering Segment sales was primarily due to an increase in hide sales, higher purchases of finished products for resale and higher collection and processing fees.

Yield:  The $8.8 million decrease in the Rendering Segment yield is primarily due to a decrease in the relative portion of cattle offal in the raw material collected during the first six months of fiscal 2013, as compared to the first six months of fiscal 2012, which impacted yields since cattle offal is a higher yielding material than poultry and pork offal.

Bakery

Finished Product Prices: Higher prices in the commodity market for corn positively impacted the Company's BBP finished product prices by approximately $13.6 million.

Raw Material Volume: Bakery volumes have increased Bakery sales by approximately $6.4 million, which is due to production increases by the Company's commercial bakery suppliers as compared to the same period in the prior year.

Yield:  The $1.3 million increase in the Bakery Segment yield is primarily due to an increase in the relative portion of dry based bakery residuals collected during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals.

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

During the first six months of fiscal 2013, cost of sales and operating expenses were $632.6 million as compared to $590.6 million during the first six months of fiscal 2012.  Increases in Rendering Segment cost of sales and operating expenses of $24.7 million and the increase in Bakery Segment cost of sales and operating expenses of $17.7 million accounted for substantially all of the $42.0 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in raw material costs	$3.7	$15.3	$—	$19.0
Increase in raw material volume	4.6	3.0	—	7.6
Increase in energy costs, primarily natural gas and diesel fuel	3.1	0.5	0.1	3.7
Increase/(decrease) in other costs of sales	13.3	(1.1)	(0.5)	11.7
	$24.7	$17.7	$(0.4)	$42.0

Further detail regarding the $24.7 million increase in cost of sales and operating expenses in the Rendering Segment and the $17.7 million increase in the Bakery Segment in the first six months of fiscal 2013 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Higher demand for soybean meal and fish meal resulted in an increase in prices of the Company's finished products and therefore an increase in the cost of raw material of approximately $3.7 million in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

Raw Material Volume:  Production increases from the Company's packers and processors resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $4.6 million.

Energy Costs: Natural gas and diesel fuel are major components of factory and collection operating costs, respectively. During the first six months of fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to the first six months of fiscal 2012 and are reflected in the $3.1 million increase in cost of sales.

Other Costs of Sales:  The $13.3 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits, an increase in other sales costs, mainly the cost of hides sales, and increases in repairs and maintenance expense.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for corn. Since finished product prices were higher in the first six months of fiscal 2013 as compared to the same period in fiscal 2012 and finished product blending costs increased, overall raw material costs increased approximately $15.3 million.

Raw Material Volume: Production increases from the Company's suppliers resulted in higher raw material available to be processed and formula pricing resulted in higher cost of sales of approximately $3.0 million.

Energy Costs: Natural gas is a major component of factory operating costs. During the first six months of fiscal 2013 natural gas costs were higher and are reflected in the $0.5 million increase as compared to the same period in fiscal 2012.

Other Costs of Sales:  The $1.1 million decrease in other costs of sales is mainly due to a reduction to cost of sales from hedging activities that were partially offset by an increase in payroll and incentive-related benefits and an increase in repairs and maintenance costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $83.1 million during the first six months of fiscal 2013, a $8.8 million increase (11.8%) from $74.3 million during the first six months of fiscal 2012.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$2.9	$0.4	$1.3	$4.6
Increase/(decrease) in other expense	0.2	(0.1)	4.1	4.2
	$3.1	$0.3	$5.4	$8.8

Depreciation and Amortization.  Depreciation and amortization charges increased $1.5 million (3.5%) to $43.9 million during the first six months of fiscal 2013 as compared to $42.4 million during the first six months of fiscal 2012.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures.

Interest Expense. Interest expense was $11.3 million during the first six months of fiscal 2013 compared to $12.7 million during the first six months of fiscal 2012, a decrease of $1.4 million, primarily due to a decrease in debt outstanding as a result of prior year payoff of the Company's term debt facilities and deferred loan cost write-offs of approximately $0.7 million.

Other Income/Expense. Other income was $0.6 million in the first six months of fiscal 2013, compared to $0.3 million of expense in the first six months of fiscal 2012.  The increase in other income in the first six months of fiscal 2013 is primarily due to more insurance recoveries from casualty losses received in first six months of fiscal 2013 as compared to the same period of fiscal 2012.

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first six months of fiscal 2013. In the first six months of fiscal 2013 the net loss was $3.2 million compared $0.9 million in the first six months of fiscal 2012. The $2.3 million increase in net loss is primarily due to an increase in non-capitalized expenses during construction phase.

Income Taxes. The Company recorded income tax expense of $36.8 million for the first six months of fiscal 2013, compared to $37.8 million recorded in the first six months of fiscal 2012, a decrease of $1.0 million, primarily due to decreased pre-tax earnings of the Company in the first six months of fiscal 2013.  The effective tax rate for the first six months of fiscal 2013 and fiscal 2012 is 38.5% and 36.8%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production activities deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On December 17, 2010, the Company entered into a $625 million credit agreement (the “Credit Agreement” ) consisting of a five-year senior secured revolving loan facility and a six-year senior secured term loan facility. On March 25, 2011, the Company amended its Credit Agreement to increase the aggregate available principal amount under the revolving loan facility from $325.0 million to $415.0 million (approximately $75.0 million of which will be available for a letter of credit sub-facility and $15.0 million of which will be available for a swingline sub-facility) and to add additional stepdowns to the pricing grid providing lower spread margins to the applicable base or libor rate under the Credit Agreement based on defined leverage ratio levels. The principal components of the Credit Agreement consist of the following:

•	As of June 29, 2013, the Company had availability of $382.2 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $32.8 million.

•
As of June 29, 2013, the Company had repaid all of the original $300.0 million term loan facility issued under the credit agreement. The amounts that have been repaid on the term loan may not be reborrowed.

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

As of June 29, 2013, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at June 29, 2013 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$415,000
Borrowings outstanding	—
Letters of credit issued	32,817
Availability	$382,183

The classification of long-term debt in the accompanying June 29, 2013 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On June 29, 2013, the Company had working capital of $189.0 million and its working capital ratio was 2.41 to 1 compared to working capital of $158.6 million and a working capital ratio of 2.20 to 1 on December 29, 2012.  The increase in working capital is primarily due to the increase in cash and cash equivalents.  At June 29, 2013, the Company had unrestricted cash of $133.6 million and funds available under the revolving credit facility of $382.2 million, compared to unrestricted cash of $103.2 million and funds available under the revolving credit facility of $384.9 million at December 29, 2012.

Net cash provided by operating activities was $129.2 million and $142.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively, a decrease of $12.8 million due primarily to a decrease in net income of approximately $6.0 million and changes in operating assets and liabilities that include a decrease in cash provided by income tax refundable/payable of approximately $16.6 million, a decrease in accounts payable and accrued expenses of approximately $7.0 million, that was partially offset by an increase in cash from accounts receivable of $7.9 million and an increase in cash provided by inventory of approximately $7.3 million .   Cash used by investing activities was $97.0 million for the six months ended June 29, 2013, compared to $77.6 million for the six months ended June 30, 2012, an increase of $19.4 million primarily due to an increase in cash paid for the Company's investment in an unconsolidated subsidiary and capital expenditures less cash proceeds from disposal of property, plant and equipment and other assets and an increase in insurance proceeds.  Net cash used by financing activities was $1.8 million for the six months ended June 29, 2013, compared to $31.0 million for the six months ended June 30, 2012, a decrease in the use of cash of $29.2 million, primarily due to repayment of term debt in the prior year.

Capital expenditures of $54.7 million were made during the first six months of fiscal 2013, compared to $53.5 million in the first six months of fiscal 2012, for a net increase of $1.2 million (2.2%), due primarily to more planned capital projects in the first six months of fiscal 2013.  Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of June 29, 2013, the Company has spent approximately $24.7 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be complete within the next year and half. The expected cash flow impact of this project will be in the range of $36.0 million to $40.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $1.3 million and $1.0 million during the six months ended June 29, 2013 and June 30, 2012, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2013, the Company has accrued approximately $10.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 29, 2013.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  No assurance can be given that the Company’s funding obligations under its self insurance reserve will not increase in the future.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.5 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 29, 2013 of approximately $0.2 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and two plans have certified as endangered or yellow zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of June 29, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “Joint Venture”). The Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “Facility”), which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

On May 31, 2011, the Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding and under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $104.3 million included on the consolidated balance sheet.

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

The Company's management believes that cash flows from operating activities consistent with the level generated in the first six months of fiscal 2013, unrestricted cash and funds available under the Credit Agreement will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, H1N1 flu, Bird Flu, BSE or similar or unanticipated regulations); increased contributions to the Company's multiemployer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; unexpected cost overruns related to the Joint Venture; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2013 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first six months of fiscal 2013 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for expenditures relating to the Company's ongoing enterprise resource planning system project, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $18.1 million of commodity products consisting of approximately $12.5 million of finished products and approximately $5.6 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 29, 2013.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $18.8 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at

June 29, 2013.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends ASC Topic 220, Comprehensive Income.  The new standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends ASC Topic 220, Comprehensive Income. The new standard deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This update is effective for the Company on January 1, 2012 and must be applied retrospectively. The Company adopted this standard as of March 31, 2012. The adoption did not have a material impact on the Company's consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Out of Accumulated Other Comprehensive Income. This ASU amends ASC Topic 220, Comprehensive Income. This new standard requires an entity to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of other comprehensive income. This update was effective for the Company on December 30, 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2012, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  general economic conditions in the American, European and Asian markets;  a decline in consumer confidence;  prices in the competing commodity markets which are volatile and are beyond the Company’s control;  energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multiemployer defined benefit pension plans as required by the PPA or required by a withdrawal event; risks, both operational and financial, related to Diamond Green Diesel LLC, the renewable diesel plant in Norco, Louisiana jointly owned by the Company and Valero Energy Corporation; risks relating to possible third party claims of intellectual property infringement; and challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 29, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and corn future contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2012 and the first six months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the fourth quarter of fiscal 2013. As of June 29, 2013, the aggregate fair value of these natural gas swap contracts was approximately $0.1 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2012 and the first six months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the first quarter of fiscal 2014. As of June 29, 2013, the aggregate fair value of these corn option contracts was approximately $2.7 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

Additionally, the Company had heating oil swaps, natural gas swap and corn options that are marked to market because they did not qualify for hedge accounting at June 29, 2013. The heating oil swaps, natural gas swap and corn options had an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at June 29, 2013.

As of June 29, 2013, the Company had forward purchase agreements in place for purchases of approximately $5.6 million of natural gas and diesel fuel in fiscal 2013. As of June 29, 2013, the Company had forward purchase agreements in place for purchases of approximately $12.5 million of finished product in fiscal 2013.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	August 8, 2013	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 8, 2013	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)