Form 10-Q
period 2013-09-28
DARLING INTERNATIONAL INC
filed 2013-11-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
OR

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

There were 118,215,166 shares of common stock, $0.01 par value, outstanding at October 31, 2013.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 28, 2013 and December 29, 2012
(in thousands, except share data)

	September 28, 2013	December 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,011	$103,249
Restricted cash	358	361
Accounts receivable, net	106,693	98,131
Inventories	71,280	65,065
Prepaid expenses	14,267	9,256
Income taxes refundable	5,171	—
Other current assets	4,193	1,591
Deferred income taxes	14,358	12,609
Total current assets	224,331	290,262
Property, plant and equipment, less accumulated depreciation of $361,585 at September 28, 2013 and $326,201 at December 29, 2012	522,262	453,927
Intangible assets, less accumulated amortization of $94,446 at September 28, 2013 and $73,021 at December 29, 2012	364,415	337,402
Goodwill	446,742	381,369
Investment in unconsolidated subsidiary	116,250	62,495
Other assets	39,635	26,961
	$1,713,635	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$86	$82
Accounts payable, principally trade	48,554	54,014
Accrued expenses	99,595	77,588
Total current liabilities	148,235	131,684
Long-term debt, net of current portion	250,076	250,142
Other non-current liabilities	51,086	61,539
Deferred income taxes	105,931	46,615
Total liabilities	555,328	489,980
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 119,176,005 and 118,622,650 shares issued at September 28, 2013 and at December 29, 2012, respectively	1,192	1,186
Additional paid-in capital	611,789	603,836
Treasury stock, at cost; 960,839 and 807,659 shares at September 28, 2013 and at December 29, 2012, respectively	(12,631)	(10,033)
Accumulated other comprehensive loss	(27,293)	(31,329)
Retained earnings	585,250	498,776
Total stockholders’ equity	1,158,307	1,062,436
	$1,713,635	$1,552,416

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 28, 2013 and September 29, 2012
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$425,786	$452,732	$1,294,801	$1,276,514
Costs and expenses:
Cost of sales and operating expenses	310,089	327,909	942,697	918,516
Selling, general and administrative expenses	42,588	38,523	124,843	112,786
Acquisition costs	8,326	—	9,157	—
Depreciation and amortization	23,131	20,524	67,074	62,958
Total costs and expenses	384,134	386,956	1,143,771	1,094,260
Operating income	41,652	65,776	151,030	182,254

Other expense:
Interest expense	(5,313)	(5,868)	(16,607)	(18,546)
Other income/(expense), net	(3,268)	232	(2,619)	(106)
Total other expense	(8,581)	(5,636)	(19,226)	(18,652)

Equity in net income/(loss) of unconsolidated subsidiary	11,953	(833)	8,796	(1,725)
Income before income taxes	45,024	59,307	140,600	161,877
Income taxes	17,373	22,135	54,126	59,909
Net income	$27,651	$37,172	$86,474	$101,968

Basic income per share	$0.23	$0.32	$0.73	$0.87
Diluted income per share	$0.23	$0.31	$0.73	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and nine months ended September 28, 2013 and September 29, 2012
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$27,651	$37,172	$86,474	$101,968
Other comprehensive income, net of tax:
Pension adjustments	806	742	2,416	2,226
Natural gas swap derivative adjustments	49	83	(12)	404
Corn option derivative adjustments	325	—	1,632	—
Interest rate swap derivative adjustment	—	—	—	159
Total other comprehensive income, net of tax	1,180	825	4,036	2,789
Total comprehensive income	$28,831	$37,997	$90,510	$104,757

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 28, 2013 and September 29, 2012
(in thousands)
(unaudited)

	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$86,474	$101,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,074	62,958
Loss/(gain) on disposal of property, plant, equipment and other assets	(798)	1,063
Gain on insurance proceeds from insurance settlements	(1,981)	(1,906)
Deferred taxes	33,707	15,652
Decrease in long-term pension liability	(2,830)	(319)
Stock-based compensation expense	7,394	7,409
Write-off deferred loan costs	—	725
Deferred loan cost amortization	2,312	2,280
Equity in net (income)/loss of unconsolidated subsidiary	(8,796)	1,725
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	949	(3,456)
Income taxes refundable/payable	(5,974)	15,259
Inventories and prepaid expenses	(9,565)	(15,361)
Accounts payable and accrued expenses	10,603	8,482
Other	(9,864)	91
Net cash provided by operating activities	168,705	196,570
Cash flows from investing activities:
Capital expenditures	(85,719)	(84,154)
Acquisitions, net of cash acquired	(121,440)	(3,000)
Investment in unconsolidated subsidiary	(44,959)	(34,416)
Gross proceeds from disposal of property, plant and equipment and other assets	1,666	2,989
Proceeds from insurance settlements	1,981	1,906
Payments related to routes and other intangibles	(2,374)	—
Net cash used by investing activities	(250,845)	(116,675)
Cash flows from financing activities:
Payments on long-term debt	(62)	(30,013)
Deferred loan costs	(11,138)	—
Issuance of common stock	32	64
Minimum withholding taxes paid on stock awards	(2,649)	(3,365)
Excess tax benefits from stock-based compensation	719	2,169
Net cash used by financing activities	(13,098)	(31,145)
Net increase/(decrease) in cash and cash equivalents	(95,238)	48,750
Cash and cash equivalents at beginning of period	103,249	38,936
Cash and cash equivalents at end of period	$8,011	$87,686
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(2,119)	$—
Cash paid during the period for:
Interest, net of capitalized interest	$9,160	$10,096
Income taxes, net of refunds	$30,282	$27,783

Non-Cash Financing Activities
Debt issued for service contract assets	$—	$226

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 28, 2013
(unaudited)

(1)	General

Darling International Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the nation's food industry. The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments. The Company operates over 120 processing and transfer facilities located throughout the United States to process raw materials into finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)) and bakery by-products (“BBP”) as well as a range of branded and value-added products. The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing. The accompanying consolidated financial statements for the three and nine month periods ended September 28, 2013 and September 29, 2012, have been prepared by the Company in accordance with generally accepted accounting principles in the United States without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2012.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 28, 2013, and include the 13 and 39 weeks ended September 28, 2013, and the 13 and 39 weeks ended September 29, 2012.

(c)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes revenue related to grease trap servicing and industrial residual removal in the fiscal month the trap service or industrial residual removal occurs.

(d)	Reclassifications

Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

(e)	Earnings Per Share

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 28, 2013			September 29, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$27,651	118,208	$0.23	$37,172	117,678	$0.32
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		690			792
Less: Pro forma treasury shares		(418)			(296)
Diluted:
Net income	$27,651	118,480	$0.23	$37,172	118,174	$0.31

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 28, 2013			September 29, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income	$86,474	118,156	$0.73	$101,968	117,531	$0.87
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		688			844
Less: Pro forma treasury shares		(296)			(326)
Diluted:
Net income	$86,474	118,548	$0.73	$101,968	118,049	$0.86

For the three months ended September 28, 2013 and September 29, 2012, respectively, 331,367 and 207,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 28, 2013 and September 29, 2012, respectively, 55,465 and 100,615 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 28, 2013 and September 29, 2012, respectively, 284,787 and 211,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended September 28, 2013 and September 29, 2012, respectively, 59,853 and 111,675 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

On August 26, 2013, a wholly-owned subsidiary of Darling, Darling AWS LLC, a Delaware limited liability company, acquired all of the shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction"). The Terra Transaction will increase the Company's rendering portfolio by adding to the Company's existing rendering segments grease collection businesses and add an industrial residuals business as a new line of service for the Company's rendering raw material suppliers within the rendering segment.

Effective August 26, 2013, the Company began including the operations acquired in the Terra Transaction into the Company's consolidated financial statements.  The Company paid approximately $121.4 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $27.2 million, intangible assets of $46.1 million, goodwill of $65.4 million, deferred tax liability of $23.9 million and working capital of $6.6 million on the closing date.  The goodwill from the Terra Transaction was assigned to the Rendering segment and is not deductible for tax purposes, though TRS has approximately $5.2 million of goodwill deductible for tax purposes related to prior acquisitions. The identifiable intangibles have a weighted average life of 12 years. Final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented above with a corresponding adjustment to goodwill.

On June 8, 2012, the Company completed its acquisition of substantially all of the assets of RVO BioPur, LLC ("BioPur"). Headquartered in Waterbury, Connecticut, BioPur provides used cooking oil collection and grease trap services to restaurants and food service establishments in the New England area of the Company's existing East coast operations.

(4)     Subsequent Events

On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay, a division of Maple Leaf Foods Inc., a Canadian corporation (“MFI”), for approximately CAD $645 million in cash through borrowings under the Senior Secured Facilities. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. Rothsay is the leading recycler of animal by-products in Canada and provides an essential service for the efficient and environmentally responsible collecting, processing and recapture of edible and inedible by-products. These products are sold in domestic and international markets, including the U.S., Europe, Mexico and South America. Rothsay also manufactures biodiesel for domestic and international markets.

On October 5, 2013, Darling and VION Holding N.V., a Dutch limited liability company ("VION"), entered into a Sale and Purchase Agreement (the "SPA"), pursuant to which Darling will acquire all of the shares of VION Ingredients Nederland (Holding) B.V., VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH (collectively, the "Vion Companies") for approximately EUR 1.6 billion, upon the terms and subject to the conditions set forth in the SPA. Each of the Vion Companies is a wholly-owned subsidiary of VION. At the consummation of the contemplated transaction, the Vion Companies will directly or indirectly own all of the shares of the VION subsidiaries in VION’s Ingredients division and the interests in various operating joint ventures in VION’s Ingredients division (collectively, the "Group Companies"). The Group Companies together conduct the business of the development, production, and marketing and sale of products of animal origin (the "Ingredients Business"). Vion Ingredients is a worldwide leader in the development and production of specialty ingredients from animal origin for applications in pharmaceuticals, food, feed, pet food, fertilizer and bio-energy. Vion Ingredients’ global network of 58 facilities on five continents covers all aspects of animal byproduct processing through six brands including Ecoson (green power), Rendac (rendering/energy), Sonac (proteins, fats, edible fats and blood products), Rousselot (gelatin), CTH (natural casings), and Best Hides (hides).

In connection with the SPA, on October 5, 2013, Darling received commitments pursuant to commitment letters (the "Commitments") from JPMorgan Chase Bank, N.A. ("JPMorgan"), Bank of Montreal, acting under its trade name BMO Capital Markets ("BMO") and Goldman Sachs Bank USA with respect to a $1.2 billion term loan B facility and a $1.3 billion senior unsecured bridge facility, to finance the transaction. The Commitments are subject to the satisfaction of certain closing conditions and execution of definitive documentation regarding such loans.

Darling and VION have each made customary representations, warranties, and covenants in the SPA, including, among others, VION’s covenants (i) to use all reasonable efforts to cause each Group Company to conduct the Ingredients Business in the ordinary and usual course between the execution of the SPA and the closing, subject to certain exceptions, (ii) to avoid incurring any loss or making any payment under any cash pool or netting arrangement of the benefit of any party other than the Group Companies, (iii) to cause all positions under foreign exchange agreements to be unwound on customary terms by the closing, and (iv) not to solicit any of the employees of the Ingredients Business for a certain period of time.

The closing is subject to the following customary conditions: (i) merger clearance from the relevant competition authorities, (ii) compliance with relevant works council and trade union procedures, and (iii) completion of the debt settlement plan and all the steps necessary to transfer the Ingredients Business to the Group Companies and carve out any other business from the Group Companies.

The foregoing description of the SPA is not a complete description of all of the parties’ rights and obligations under the SPA and is qualified in its entirety by the SPA, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.

In November 2013, the Company entered into foreign currency exchange forward contracts to mitigate the foreign exchange rate risk of the expected acquisition price of the Vion Companies. Under the terms of the exchange contracts, the Company exchanged U.S. dollars for EUR 650.0 million at a fixed weighted average price of approximately 1.349 with a maturity date of early January 2014.

(5)	Investment in Unconsolidated Subsidiary

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

Selected financial information for the Company's Joint Venture is as follows:

		Three Months Ended		Nine Months Ended
As of September 30, 2013		September 30, 2013		September 30, 2013
Total Assets	Partners' Capital	Revenues	Net Income	Revenues	Net Income

$482,779	$232,501	$96,475	$23,907	$96,517	$17,593

As of September 28, 2013 under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $116.3 million on the consolidated balance sheet and has recorded approximately $8.8 million and $12.0 million of income and $1.7 million and $0.8 million in losses in the unconsolidated subsidiary for the three and nine months ended September 28, 2013 and September 29, 2012, respectively.

(6)	Debt

Credit Facilities

Senior Secured Credit Facilities. On September 27, 2013, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") restating its then existing credit agreement dated December 17, 2010 (as amended by the First Amendment dated March 25, 2011) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) in the aggregate principal amount of $1.35 billion comprised of a five-year revolving loan facility of $1.0 billion (approximately $100.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) and a five-year delayed-draw term loan facility of $350.0 million all of which is available as of September 28, 2013. The revolving loan facility is available to be borrowed by the Company in U.S. dollars and Canadian dollars, and up to $225.0 million of the revolving loan facility is available to be borrowed in Canadian dollars by Darling International Canada Inc. (“Darling Canada”), a wholly owned subsidiary of the Company. $200.0 million of the term loan facility is available to be borrowed in U.S. dollars by the Company and $150.0 million of the term loan facility is available to be borrowed in Canadian dollars by Darling Canada. The Company and Darling Canada will use the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of Darling Canada’s acquisition of the Rothsay division of Maple Leaf Foods Inc. (“Rothsay”), to pay related fees and expenses and to refinance certain existing indebtedness and will use the revolving loan facility to provide for working capital needs, general corporate purposes and for other purposes not prohibited by the Credit Agreement. Immediately following the Closing Date, there were no loans outstanding under the Credit Agreement. As of September 28, 2013, the Company had availability of $967.3 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $32.7 million. As of September 28, 2013, the Company had no outstanding borrowings under the delayed-draw term loan facility and has capitalized approximately $12.0 million of deferred loan costs.

The interest rate applicable to any borrowings under the revolving loan facility and the term loan facility is variable based upon the Company's consolidated total leverage ratio and ranges from London Inter-Bank Offer Rate ("LIBOR")/Canadian Dealer Offered Rate ("CDOR") plus 1.50% to 2.75% per annum or base rate/Canadian prime rate plus 0.50% to 1.75% per annum. Base rate means a rate per annum equal to the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1% and (c) the adjusted LIBOR for a one month interest period plus 1%. Canadian prime rate means the rate per annum to be the higher of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the sum of the yearly interest rate to which the one-month CDOR rate is equivalent plus 1.0%.

The Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on the Company and its restricted subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, the Company and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends, and engaging in mergers and consolidations, sale leasebacks and sales of assets, (c) financial covenants comprising a maximum total leverage ratio, a maximum secured leverage ratio and a minimum fixed charge coverage ratio and (d) customary events of default (including a change of control). Obligations under the Senior Secured Facilities may be declared due and payable upon the occurrence and during the continuance of such customary events of default.

In the first quarter of fiscal 2012, the Company repaid the remaining balance of $30.0 million under the term loan incurred in 2010 and incurred a write-off of a portion of the deferred loan costs relating to such term loan of approximately $0.7 million in the nine-month period ending September 29, 2012, which is included in interest expense.

Senior Notes. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “Notes”) under an indenture with U.S. Bank National Association, as trustee (the "Notes Indenture"). Darling used the net proceeds from the sale of the Notes to finance in part the cash portion of the purchase price paid in connection with Darling's acquisition of Griffin Industries, Inc. The Company will pay 8.5% annual cash interest on the Notes on June 15 and December 15 of each year. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the Notes.

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

The Company is permitted to redeem some or all of the Notes at any time prior to December 15, 2014, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined in the Note Indenture) as of the date of redemption subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions or repurchase of Darling's capital stock or make other restricted payments, create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries, make loans or investments, enter into certain transactions with affiliates, create liens, designate Darling's subsidiaries as unrestricted subsidiaries, and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

The indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain bankruptcy and insolvency events of default and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes issued under the indenture to be due and payable immediately.

The Credit Agreement and the Notes consisted of the following elements at September 28, 2013 and December 29, 2012, respectively (in thousands):

	September 28, 2013	December 29, 2012
Senior Notes:
8.5% Senior Notes due 2018	$250,000	$250,000
Senior Secured Credit Facilities:
Term Loan	$—	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$415,000
Borrowings outstanding	—	—
Letters of credit issued	32,668	30,119
Availability	$967,332	$384,881

The obligations of the Company under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company ("Darling National"), Griffin Industries LLC, a Kentucky limited liability company ("Griffin"), and its subsidiary, Craig Protein Division, Inc ("Craig Protein"), Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc., each of which is a wholly-owned subsidiary of the Company, and are secured, subject to certain exceptions, by a perfected first priority security interest in all tangible and intangible personal property of the Company and the guarantors, including a pledge of 100% of the equity interests of certain domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries. The Notes are guaranteed by each of the foregoing subsidiaries, and effective as of September 27, 2013, the Notes are secured on an equal and ratable basis with the Company's and the guarantors' obligations under the Credit Agreement. The Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the guarantors, including debt that is secured by the collateral for the Credit Agreement and the Notes. The Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the guarantors that is secured by assets that do not constitute collateral for the Credit Agreement and the Notes, to the extent of the value of the assets securing such debt. The Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes.

As of September 28, 2013, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants, contained in the Credit Agreement and the Notes Indenture.

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended September 28, 2013 and September 29, 2012, based on its estimate of the effective tax rate for the entire 2013 and 2012 fiscal years.

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 28, 2013 and December 29, 2012, the Company had net deferred tax liabilities of $91.6 million and $34.0 million, respectively. The increase in the net deferred tax liability is principally due to deferred liabilities acquired in the stock acquisition resulting in carryover tax basis in the Terra Transaction.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Although the Company is unable to carry back any of its net operating losses, based upon recent favorable operating results and future projections, the Company believes it is more likely than not that certain net operating losses can be carried forward and utilized and other deferred tax assets, except U.S. foreign tax credit carryforwards, will be realized.

The Company’s major taxing jurisdiction is the U.S. (federal and state).  The Company is subject to regular examination by various tax authorities. The Company concluded an Internal Revenue Service examination for fiscal 2009 and 2010 tax years and paid approximately $0.7 million of taxes, which was accrued prior to the first quarter of fiscal 2013. The statute of limitations for the Company's federal return is open for the 2011 and 2012 tax years. The Company is under examination with respect to certain state tax jurisdictions, which it reasonably anticipates finalizing within the next twelve months. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the state examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's state returns is open for varying periods and jurisdictions, but is generally closed through the 2008 tax year. As of September 28, 2013, the Company has no unrecognized tax positions and does not reasonably expect any material changes to the Company's unrecognized tax positions in the next twelve months.

(8)	Other Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and nine months ended September 28, 2013 and September 29, 2012 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Defined benefit pension plans
Amortization of prior service cost	$15	$23	$(6)	$(9)	$9	$14
Amortization of actuarial loss	1,300	1,189	(503)	(461)	797	728
Total defined benefit pension plans	1,315	1,212	(509)	(470)	806	742
Natural gas swap derivatives
Loss/(gain) reclassified to net income	95	259	(37)	(101)	58	158
Gain/(loss) activity recognized in other comprehensive income (loss)	(14)	(123)	5	48	(9)	(75)
Total natural gas swap derivatives	81	136	(32)	(53)	49	83
Corn option derivatives
Loss/(gain) reclassified to net income	(2,155)	—	835	—	(1,320)	—
Gain/(loss) activity recognized in other comprehensive income (loss)	2,676	—	(1,031)	—	1,645	—
Total corn option derivatives	521	—	(196)	—	325	—
Interest rate swap derivatives
Loss reclassified to net income	—	—	—	—	—	—

Other comprehensive income (loss)	$1,917	$1,348	$(737)	$(523)	$1,180	$825

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Defined benefit pension plans
Amortization of prior service cost	$45	$67	$(18)	$(25)	$27	$42
Amortization of actuarial loss	3,900	3,567	(1,511)	(1,383)	2,389	2,184
Total defined benefit pension plans	3,945	3,634	(1,529)	(1,408)	2,416	2,226
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(92)	1,267	35	(491)	(57)	776
Gain/(loss) activity recognized in other comprehensive income (loss)	73	(606)	(28)	234	45	(372)
Total natural gas swap derivatives	(19)	661	7	(257)	(12)	404
Corn option derivatives
Loss/(gain) reclassified to net income	(3,063)	—	1,187	—	(1,876)	—
Gain/(loss) activity recognized in other comprehensive income (loss)	5,717	—	(2,209)	—	3,508	—
Total corn option derivatives	2,654	—	(1,022)	—	1,632	—
Interest rate swap derivatives
Loss reclassified to net income	—	260	—	(101)	—	159

Other Comprehensive income (loss)	$6,580	$4,555	$(2,544)	$(1,766)	$4,036	$2,789

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months ended September 28, 2013 and September 29, 2012 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$(95)	$(259)	$92	$(1,267)	Cost of sales and operating expenses
Corn option derivatives	2,155	—	3,063	—	Cost of sales and operating expenses
Interest rate swap derivatives	—	—	—	(260)	Interest expense
	2,060	(259)	3,155	(1,527)	Total before tax
	(798)	101	(1,222)	592	Income taxes
	1,262	(158)	1,933	(935)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(15)	$(23)	$(45)	$(67)	(a)
Amortization of actuarial loss	(1,300)	(1,189)	(3,900)	(3,567)	(a)
	(1,315)	(1,212)	(3,945)	(3,634)	Total before tax
	509	470	1,529	1,408	Income taxes
	(806)	(742)	(2,416)	(2,226)	Net of tax
Total reclassifications	$456	$(900)	$(483)	$(3,161)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of September 28, 2013 as follows (in thousands):

	Nine Months Ended September 28, 2013
	Derivative	Defined Benefit
	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 29, 2012, net of tax	$180	$(31,509)	$(31,329)
Other comprehensive gain before reclassifications	3,553	—	3,553
Amounts reclassified from accumulated other comprehensive income (loss)	(1,933)	2,416	483
Net current-period other comprehensive income	1,620	2,416	4,036
Accumulated Other Comprehensive Income (loss) September 28, 2013, net of tax	$1,800	$(29,093)	$(27,293)

(9)    Employee Benefit Plans

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

Net pension cost for the three and nine months ended September 28, 2013 and September 29, 2012 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$77	$82	$230	$245
Interest cost	1,318	1,362	3,954	4,088
Expected return on plan assets	(1,819)	(1,677)	(5,457)	(5,032)
Amortization of prior service cost	15	23	45	67
Amortization of net loss	1,300	1,189	3,900	3,567
Net pension cost	$891	$979	$2,672	$2,935

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 28, 2013, the Company expects to contribute approximately $0.3 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 28, 2013 and September 29, 2012 of approximately $4.0 million and $1.8 million, respectively.

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

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of September 28, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(10)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices, energy costs and the risk of changes in interest rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increase diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. At September 28, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts that did not qualify and were not designated for hedge accounting.

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

In fiscal 2012 and the first nine months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the fourth quarter of fiscal 2013. As of September 28, 2013, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2012 and the first nine months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the third quarter of fiscal 2014. As of September 28, 2013, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at September 28, 2013 into earnings over the next 12 months will be approximately $2.9 million. As of September 28, 2013, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of September 28, 2013 and December 29, 2012 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	September 28, 2013	December 29, 2012
Corn options	Other current assets	$3,118	$490
Natural gas swaps	Other current assets	18	11

Total asset derivatives designated as hedges		$3,136	$501

Derivatives Not Designated as Hedges
Heating oil swaps and options	Other current assets	$147	$104
Corn futures	Other current assets	—	117

Total asset derivatives not designated as hedges		$147	$221

Total asset derivatives		$3,283	$722

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	September 28, 2013	December 29, 2012
Natural gas swaps	Accrued expenses	$29	$21

Total liability derivatives designated as hedges		$29	$21

Derivatives Not Designated as Hedges
Heating oil swaps and options	Accrued expenses	$9	$4
Corn options	Accrued expenses	—	119

Total liability derivatives not designated as hedges		$9	$123

Total liability derivatives		$38	$144

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$—	$—	$—
Corn options	2,676	—	2,155	—	215	1
Natural gas swaps	(14)	(123)	(95)	(259)	1	5

Total	$2,662	$(123)	$2,060	$(259)	$216	$6

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $2.7 million and approximately $0.1 million recorded net of taxes of approximately $1.0 million and less than $0.1 million as of September 28, 2013 and September 29, 2012, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$(260)	$—	$—
Corn options	5,717	—	3,063	—	249	1
Natural gas swaps	73	(606)	92	(1,267)	8	8

Total	$5,790	$(606)	$3,155	$(1,527)	$257	$9

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $5.8 million and approximately $0.6 million recorded net of taxes of approximately $2.2 million and $0.2 million as of September 28, 2013 and September 29, 2012, respectively.

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

At September 28, 2013, the Company had forward purchase agreements in place for purchases of approximately $3.5 million of natural gas.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 28, 2013 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 28, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$3,283	$—	$3,283	$—
Total Assets	$3,283	$—	$3,283	$—

Liabilities:
Derivative instruments	$38	$—	$38	$—
Senior Notes	276,875	—	276,875	—
Total Liabilities	$276,913	$—	$276,913	$—

Derivative assets consist of the Company’s heating oil swap contracts, natural gas swap contracts and corn option contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s heating oil swap contracts and natural gas swap contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

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

The fair value of the senior notes is based on market quotation from a third-party bank.

(12)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At September 28, 2013 and December 29, 2012, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $35.7 million and $37.0 million, respectively.  The Company has insurance recovery receivables of approximately $9.3 million as of September 28, 2013 and December 29, 2012, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a party to the lawsuit. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno Facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in February 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

(13)	Business Segments

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

Rendering
Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $195.4 million and $205.9 million of net sales for the three months ended September 28, 2013 and September 29, 2012, respectively and approximately $580.9 million and $626.0 million of net sales for the nine months ended September 28, 2013 and September 29, 2012, respectively. Protein was approximately $133.6 million and $137.1 million of net sales for the three months ended September 28, 2013 and September 29, 2012, respectively and approximately $410.6 million and $361.9 million of net sales for the nine months ended September 28, 2013 and September 29, 2012, respectively. Rendering also provides grease trap servicing. Included in the Rendering Segment is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third-party providers.

Bakery
Bakery products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Sales (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Rendering	$362,077	$368,154	$1,079,848	$1,061,947
Bakery	63,709	84,578	214,953	214,567
Total	$425,786	$452,732	$1,294,801	$1,276,514

Business Segment Profit/(Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Rendering	$65,053	$70,624	$196,951	$208,263
Bakery	9,884	18,641	38,067	42,786
Corporate Activities	(41,973)	(46,225)	(131,937)	(130,535)
Interest expense	(5,313)	(5,868)	(16,607)	(18,546)
Net Income	$27,651	$37,172	$86,474	$101,968

Business Segment Assets (in thousands):

	September 28, 2013	December 29, 2012
Rendering	$1,239,859	$1,088,775
Bakery	168,710	170,566
Corporate Activities	305,066	293,075
Total	$1,713,635	$1,552,416

(14)	Related Party Transactions

Lease Agreements

Darling through its wholly-owned subsidiary Griffin Industries LLC, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Co-Chief Operations Officer. Each of these leases was entered into as of December 17, 2010. The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the Joint Venture's full operational requirement of feedstock, but the Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three and nine months months ended September 28, 2013, the Company has recorded sales to the Joint Venture of approximately $34.2 million and $44.4 million, respectively. There were no sales to the Joint Venture for the three and nine months ended September 29, 2012. At September 28, 2013 and December 29, 2012, the Company has $8.3 million and $0.3 million in outstanding receivables due from the Joint Venture, respectively. In addition, the Company has eliminated additional sales for the nine months ended September 28, 2013, of approximately $7.3 million to the Joint Venture to defer the Company's portion of profit on those sales relating to inventory assets still remaining on the Joint Venture's balance sheet at September 28, 2013 of approximately $1.3 million.

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

(16)     Guarantor Financial Information

The Company's Notes (see Note 6) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein , Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc. (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and nine months ended September 28, 2013 and September 29, 2012.

Condensed Consolidating Balance Sheet
As of September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$104,281	$509,978	$2,542	$(392,470)	$224,331
Investment in subsidiaries	1,701,426	—	—	(1,701,426)	—
Property, plant and equipment, net	164,484	357,778	—	—	522,262
Intangible assets, net	14,787	349,374	254	—	364,415
Goodwill	21,860	424,616	266	—	446,742
Investment in unconsolidated subsidiary	—	—	116,250	—	116,250
Other assets	36,711	2,924	—	—	39,635
	$2,043,549	$1,644,670	$119,312	$(2,093,896)	$1,713,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$478,392	$58,816	$3,497	$(392,470)	$148,235
Long-term debt, net of current portion	250,000	76	—	—	250,076
Other noncurrent liabilities	50,919	—	167	—	51,086
Deferred income taxes	105,931	—	—	—	105,931
Total liabilities	885,242	58,892	3,664	(392,470)	555,328
Total stockholders’ equity	1,158,307	1,585,778	115,648	(1,701,426)	1,158,307
	$2,043,549	$1,644,670	$119,312	$(2,093,896)	$1,713,635

Condensed Consolidating Balance Sheet
As of December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Total current assets	$174,576	$455,604	$3,037	$(342,955)	$290,262
Investment in subsidiaries	1,449,577	—	—	(1,449,577)	—
Property, plant and equipment, net	148,131	305,796	—	—	453,927
Intangible assets, net	14,497	322,634	271	—	337,402
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	62,495	—	62,495
Other assets	26,530	431	—	—	26,961
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$414,755	$59,218	$666	$(342,955)	$131,684
Long-term debt, net of current portion	250,000	142	—	—	250,142
Other noncurrent liabilities	61,365	—	174	—	61,539
Deferred income taxes	46,615	—	—	—	46,615
Total liabilities	772,735	59,360	840	(342,955)	489,980
Total stockholders’ equity	1,062,436	1,384,348	65,229	(1,449,577)	1,062,436
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416

Condensed Consolidating Statements of Operations
For the three months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$182,331	$309,529	$2,293	$(68,367)	$425,786
Cost and expenses:
Cost of sales and operating expenses	140,213	235,902	2,341	(68,367)	310,089
Selling, general and administrative expenses	23,142	19,438	8	—	42,588
Acquisition costs	8,326	—	—	—	8,326
Depreciation and amortization	6,035	17,091	5	—	23,131
Total costs and expenses	177,716	272,431	2,354	(68,367)	384,134
Operating income	4,615	37,098	(61)	—	41,652

Interest expense	(5,309)	(4)	—	—	(5,313)
Other, net	(3,023)	(239)	(6)	—	(3,268)
Equity in net income of unconsolidated subsidiary	—	—	11,953	—	11,953
Earnings in investments in subsidiaries	29,939	—	—	(29,939)	—
Income/(loss) before taxes	26,222	36,855	11,886	(29,939)	45,024
Income taxes (benefit)	(1,429)	14,227	4,575	—	17,373
Net income (loss)	$27,651	$22,628	$7,311	$(29,939)	$27,651

Condensed Consolidating Statements of Operations
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$503,595	$938,629	$8,188	$(155,611)	$1,294,801
Cost and expenses:
Cost of sales and operating expenses	388,463	701,804	8,041	(155,611)	942,697
Selling, general and administrative expenses	66,984	57,798	61	—	124,843
Acquisition costs	9,157	—	—	—	9,157
Depreciation and amortization	17,990	49,067	17	—	67,074
Total costs and expenses	482,594	808,669	8,119	(155,611)	1,143,771
Operating income	21,001	129,960	69	—	151,030

Interest expense	(16,596)	(11)	—	—	(16,607)
Other, net	(2,697)	108	(30)	—	(2,619)
Equity in net income of unconsolidated subsidiary	—	—	8,796	—	8,796
Earnings in investments in subsidiaries	85,424	—	—	(85,424)	—
Income/(loss) from operations before taxes	87,132	130,057	8,835	(85,424)	140,600
Income taxes (benefit)	658	50,067	3,401	—	54,126
Net income (loss)	$86,474	$79,990	$5,434	$(85,424)	$86,474

Condensed Consolidating Statements of Operations
For the three months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$165,256	$330,013	$3,814	$(46,351)	$452,732
Cost and expenses:
Cost of sales and operating expenses	125,806	244,924	3,530	(46,351)	327,909
Selling, general and administrative expenses	20,396	18,093	34	—	38,523
Depreciation and amortization	5,502	15,016	6	—	20,524
Total costs and expenses	151,704	278,033	3,570	(46,351)	386,956
Operating income	13,552	51,980	244	—	65,776

Interest expense	(5,867)	(1)	—	—	(5,868)
Other, net	(841)	1,076	(3)	—	232
Equity in net loss of unconsolidated subsidiary	—	—	(833)	—	(833)
Earnings in investments in subsidiaries	32,877	—	—	(32,877)	—
Income/(loss) before taxes	39,721	53,055	(592)	(32,877)	59,307
Income taxes	2,549	19,806	(220)	—	22,135
Net income (loss)	$37,172	$33,249	$(372)	$(32,877)	$37,172

Condensed Consolidating Statements of Operations
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$502,814	$903,712	$10,089	$(140,101)	$1,276,514
Cost and expenses:
Cost of sales and operating expenses	389,808	659,207	9,602	(140,101)	918,516
Selling, general and administrative expenses	60,108	52,571	107	—	112,786
Depreciation and amortization	17,614	45,327	17	—	62,958
Total costs and expenses	467,530	757,105	9,726	(140,101)	1,094,260
Operating income	35,284	146,607	363	—	182,254

Interest expense	(18,544)	(2)	—	—	(18,546)
Other, net	(2,071)	1,981	(16)	—	(106)
Equity in net loss of unconsolidated subsidiary	—	—	(1,725)	—	(1,725)
Earnings in investments in subsidiaries	92,728	—	—	(92,728)	—
Income/(loss) from operations before taxes	107,397	148,586	(1,378)	(92,728)	161,877
Income taxes (benefit)	5,429	54,990	(510)	—	59,909
Net income (loss)	$101,968	$93,596	$(868)	$(92,728)	$101,968

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$27,651	$22,628	$7,311	$(29,939)	$27,651
Other comprehensive income (loss), net of tax:
Pension adjustments	806	—	—	—	806
Natural gas swap derivative adjustments	49	—	—	—	49
Corn option derivative adjustments	325	—	—	—	325
Total other comprehensive income, net of tax	1,180	—	—	—	1,180
Total comprehensive income (loss)	$28,831	$22,628	$7,311	$(29,939)	$28,831

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$86,474	$79,990	$5,434	$(85,424)	$86,474
Other comprehensive income (loss), net of tax:
Pension adjustments	2,416	—	—	—	2,416
Natural gas swap derivative adjustments	(12)	—	—	—	(12)
Corn option derivative adjustments	1,632	—	—	—	1,632
Total other comprehensive income	4,036	—	—	—	4,036
Total comprehensive income (loss)	$90,510	$79,990	$5,434	$(85,424)	$90,510

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$37,172	$33,249	$(372)	$(32,877)	$37,172
Other comprehensive income (loss), net of tax:
Pension adjustments	742	—	—	—	742
Natural gas swap derivative adjustments	83	—	—	—	83
Interest rate swap derivative adjustment	—	—	—	—	—
Total other comprehensive income, net of tax	825	—	—	—	825
Total comprehensive income (loss)	$37,997	$33,249	$(372)	$(32,877)	$37,997

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$101,968	$93,596	$(868)	$(92,728)	$101,968
Other comprehensive income (loss), net of tax:
Pension adjustments	2,226	—	—	—	2,226
Natural gas swap derivative adjustments	404	—	—	—	404
Interest rate swap derivative adjustment	159	—	—	—	159
Total other comprehensive income	2,789	—	—	—	2,789
Total comprehensive income (loss)	$104,757	$93,596	$(868)	$(92,728)	$104,757

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$86,474	$79,990	$5,434	$(85,424)	$86,474
Earnings in investments in subsidiaries	(85,424)	—	—	85,424	—
Other operating cash flows	115,200	(27,764)	(5,205)	—	82,231
Net cash provided by operating activities	116,250	52,226	229	—	168,705

Cash flows from investing activities:
Capital expenditures	(31,572)	(54,147)	—	—	(85,719)
Acquisitions	—	(121,440)	—	—	(121,440)
Investment in subsidiaries and affiliates	(166,425)	—	(44,959)	166,425	(44,959)
Gross proceeds from sale of property, plant and equipment and other assets	897	769	—	—	1,666
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(2,374)	—	—	—	(2,374)
Net cash used in investing activities	(197,943)	(174,368)	(44,959)	166,425	(250,845)

Cash flows from financing activities:
Payments on long-term debt	—	(62)	—	—	(62)
Deferred loan costs	(11,138)	—	—	—	(11,138)
Issuances of common stock	32	—	—	—	32
Contributions from parent	—	121,440	44,985	(166,425)	—
Minimum withholding taxes paid on stock awards	(2,649)	—	—	—	(2,649)
Excess tax benefits from stock-based compensation	719	—	—	—	719
Net cash used in financing activities	(13,036)	121,378	44,985	(166,425)	(13,098)

Net increase/(decrease) in cash and cash equivalents	(94,729)	(764)	255	—	(95,238)
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$2,216	$4,813	$982	$—	$8,011

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$101,968	$93,596	$(868)	$(92,728)	$101,968
Earnings in investments in subsidiaries	(92,728)	—	—	92,728	—
Other operating cash flows	142,681	(47,537)	(542)	—	94,602
Net cash provided by operating activities	151,921	46,059	(1,410)	—	196,570

Cash flows from investing activities:
Capital expenditures	(37,183)	(46,971)	—	—	(84,154)
Acquisitions	(3,000)	—	—	—	(3,000)
Investment in subsidiaries and affiliates	(34,441)	—	(34,416)	34,441	(34,416)
Gross proceeds from sale of property, plant and equipment and other assets	1,580	1,409	—	—	2,989
Proceeds from insurance settlements	—	1,906	—	—	1,906
Net cash used in investing activities	(73,044)	(43,656)	(34,416)	34,441	(116,675)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(13)	—	—	(30,013)
Issuances of common stock	64	—	—	—	64
Contributions from parent	—	—	34,441	(34,441)	—
Minimum withholding taxes paid on stock awards	(3,365)	—	—	—	(3,365)
Excess tax benefits from stock-based compensation	2,169	—	—	—	2,169
Net cash used in financing activities	(31,132)	(13)	34,441	(34,441)	(31,145)

Net increase/(decrease) in cash and cash equivalents	47,745	2,390	(1,385)	—	48,750
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$82,952	$4,163	$571	$—	$87,686

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

The Company's operating performance for the third quarter of fiscal 2013 remained in line with its second quarter fiscal 2013 performance despite a major resetting of global commodity values reducing the price of corn, soybeans and other commodity ingredients that compete with the Company's products to their lowest levels in four years. The Company’s operating performance was consistent with second quarter of fiscal 2013 when adjusted for transaction expenses related to acquisitions and a non-operating settlement.

Rendering raw material volumes remained steady in the third quarter of fiscal 2013 relative to the second quarter of fiscal 2013. As anticipated, beef raw material tonnage declined slightly while poultry and yellow grease volumes improved in the third quarter of fiscal 2013 versus the second quarter of fiscal 2013.

During the third quarter of fiscal 2013 fat sales were up compared to the second quarter of fiscal 2013, while fat prices started the third quarter of fiscal 2013 steady before starting to decline rapidly late in the quarter as the size and impact of the new corn crop became certain. Exports for fats and greases remained sluggish. Protein prices for the most part remained steady with limited exports supporting values of MBM. Pet grade products felt their seasonal sluggishness as both aquaculture and pet food demand slowed.

The bakery segment business declined significantly in the third quarter of fiscal 2013 as compared to both the same period in fiscal 2012 and the second quarter of fiscal 2013. The Company's derivative position protecting the Company's margin spread helped to partially offset rapidly declining cash corn prices. Early harvest and imports of corn to the southeast United States affected finished product prices for Cookie Meal®, a proprietary Darling product, and were the primary drivers of this segment's performance. Overall, volumes remained steady quarter-to-quarter while improving on a year-over-year basis.

Diamond Green Diesel, the Company's joint venture with Valero Energy Corporation, had its first full quarter of operations and posted very solid results. While still in shakedown mode, Diamond Green Diesel was able to operate at name plate capacity for part of the quarter prior to finding some excessive metallurgical wear in its main heat exchanger. After a brief shutdown, the venture returned to operation but production remained at a reduced rate for the balance of the quarter. During this time, additional work was done to verify metallurgical wear on other operating equipment and a decision was made to maintain production at the reduced level until several other pieces of equipment could be modified or replaced. It is anticipated the rate will return to or exceed name plate capacity of 9,300 barrels per day by mid November 2013. The reduced run rate had a negative impact of approximately $0.03 per share during the third quarter of fiscal 2013. Diamond Green Diesel commenced a shutdown on November 7, 2013 to replace the heat exchangers. The Company anticipates the unit will be back on line and operating at or above nameplate capacity by mid November. Additionally, the pre-treatment facility continues to exceed expectations and has proven capable of processing animal fats and vegetable oils.

Operating income decreased by $24.1 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The challenges faced by the Company as discussed below indicate there can be no assurance that operating results achieved by the Company in the third quarter of fiscal 2013 are indicative of future operating performance of the Company.

Summary of Critical Issues Faced by the Company during the Third Quarter of 2013

•
Lower finished product prices for PM (both feed grade and pet food), BFT, PG, YG and corn in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 are a sign of decreased demand in domestic and export markets for PM (both feed grade and pet food), BFT, PG, YG and corn, which is used to price BBP. Corn prices were down as corn supplies have increased. These lower prices were offset some by an overall increase in MBM. Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company's formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen Index, an established trading exchange publisher (the "Jacobsen") used by management to monitor performance, is provided below in Summary of Key Indicators.

•
Higher raw material volumes were collected from the Company's poultry suppliers that were more than offset by lower raw material volumes collected from the Company's beef and pork suppliers during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Management believes the decrease in raw material volume is due to a decrease in beef and pork slaughter and processor rates by the Company's raw material suppliers during the quarter as a result of decreased demand. The financial impact of lower raw material volumes is summarized below in Results of Operations.

•
Energy prices for natural gas and diesel fuel increased during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in 2013 and Thereafter

Critical Issues and Challenges:

•
Integration of current year domestic acquisition activity as well as actual and expected future international acquisition activity may not achieve the desired growth and could result in unforeseen operating and integration difficulties that will require significant management resources for the remainder of fiscal 2013 and into future periods.

•
Finished product prices for MBM and PM (both feed grade and pet food) increased during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012, while finished product prices for BFT, PG, YG and corn decreased during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.  No assurance can be given that this increase in commodity prices for various proteins will continue in the future or that commodity prices for various fats, including BFT, PG , YG and corn, will not decrease further, as commodity prices are volatile by their nature.  A decrease in commodity prices for some or all of the Company's products could have a significant impact on the Company’s earnings for the remainder of fiscal 2013 and into future periods.

•
The Company collected higher raw material volumes in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, as slaughter and processor rates for the Company's poultry raw material suppliers increased. No assurance can be given that this increased activity from the Company's poultry raw material suppliers will continue in the future. If raw material suppliers reduce their slaughter and processing rates in the future there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•
In July 2013, the Indonesia markets for MBM derived from U.S. beef reopened. The opening of this market for MBM derived from U.S. beef will impact the Company's West Coast MBM market which could have a positive impact on the Company's earnings in future periods, although there can be no assurance that such positive impact will develop.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas represents a significant component of factory cost included in cost of sales.  The Company also consumes significant volumes of diesel fuel to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel represents a significant component of collection costs included in cost of sales.  Higher natural gas and diesel fuel prices were incurred during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Policies

•
Pursuant to the requirements established by the Energy Independence and Security Act of 2007 ("EISA"), the Environmental Protection Agency ("EPA") finalized regulations for the Renewable Fuel Standard, which were published in the Federal Register on March 26, 2010 ("RFS2").  The regulations mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012.  Beyond 2012 the regulations require a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the EPA Administrator.  On September 27, 2012, the EPA issued a final rule establishing the biomass-based diesel volume for calendar year 2013 to be 1.28 billion gallons, effective on November 26, 2012. In a subsequent final rule issued on August 15, 2013, the EPA finalized a lower cellulosic biofuel volume for 2013 than was specified in the EISA, but left the advanced biofuel and total renewable fuel volumes at the statutory levels for 2013. The EPA had not established biomass-based diesel volumes for calendar year 2014 as of the date of this report. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced bio-fuel requirement in the EISA.  In order to qualify as a "renewable fuel" each type of fuel from each type of feed stock is required to lower greenhouse gas emissions ("GHG") by levels specified in the regulation.  The EPA has determined that bio-fuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.  Prices for the Company's finished products may be impacted by worldwide government policies relating to renewable fuels and GHG.  Programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad may positively impact the demand for the Company's finished products.  Accordingly, changes to, a failure to enforce or discontinuing any of these programs could have a negative impact on the Company's business and results of operations.

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

Other Food Safety and Regulatory Issues

•
The emergence of diseases such as Swine Flu ("H1N1") and highly pathogenic strains of avian influenza, collectively called Bird Flu, that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. The H5N1 strain of Bird Flu has not been reported in North America. Outbreaks of a different strain of Bird Flu ("H7N3"), however, were reported by Mexican animal health authorities on chicken farms in Mexico during 2012 and the first half of 2013. There have been no reports of human cases of the H7N3 strain, but the occurrence of another new strain of Bird Flu ("H7N9") in humans was reported in China on March 31, 2013. World health experts believe the H7N9 strain to be an animal virus that infects people in rare cases. This outbreak in China followed a seasonal pattern typical of flu viruses with only a few new cases reported between May 30, 2013 and the date of this report. Chinese and international health authorities continue to investigate the origin of the H7N9 strain and how it is spread. To date however, there have been no incidences of person-to-person transmission of the H7N9 Bird Flu reported. As of the date of this report, neither the various strains of Bird Flu nor Swine Flu have been linked to a global disease pandemic among humans. Even though such a pandemic has not occurred, governments may be pressured to address these concerns and prohibit imports of animals, meat and animal by-products from countries or regions where the disease is detected. In April 2013, the first case of porcine epidemic diarrhea (“PED”) virus was confirmed in the U.S. on a hog farm in Ohio.

The disease has since spread into 17 states. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. Hogs that have the disease and recover will typically develop immunity to the PED virus and this immunity can be passed on to future offspring. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. The occurrence of Swine Flu, a Bird Flu strain or any other disease in the United States that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products.

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

•
With respect to human food, pet food and animal feed safety, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") directs the Secretary of Health and Human Services and the FDA to promulgate significant new requirements for the pet food and animal feed industries.  As a prerequisite to new requirements specified by the FDAAA, the FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued "Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance."  Stakeholder comments and questions about the Reportable Food Registry were incorporated into a second draft guidance ("RFR Draft Guidance"), which was published on September 8, 2009. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals.  The FDA issued a second version of its RFR Draft Guidance in May 2010 without finalizing it.  On July 16, 2013 the FDA finalized the draft policy regarding salmonella in food for animals that the agency developed in 2010, with publication of "Compliance Policy Guide Sec. 690.800 Salmonella in Food For Animals" ("Salmonella CPG"). The Salmonella CPG describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402

(a)(1) of the Food Drug and Cosmetic Act. According to the Salmonella CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact.  Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for.  With issuance of the Salmonella CPG, the FDA revoked a 1967 advisory opinion on animal feeds contaminated with salmonella microorganisms and removed 21 CFR 500.35 from the Code of Federal Regulations. The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance, which was not finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Notwithstanding the forgoing FDA policy on salmonella, any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

•
In addition, the Food Safety Modernization Act ("FSMA") was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, the FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FMSA also requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the Federal Food, Drug and Cosmetic Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. Other new FDA regulations mandated by the FSMA will require registered facilities to perform hazard analysis and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food. The FDA published its intent to meet the preventive control provisions required by the FSMA on January 16, 2013 in two proposed rules for manufactured food and produce intended for human consumption: (1) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food and (2) Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption. Neither of these proposed rules applies to animal feed. On April 22, 2013, the U.S. District Court, Northern District of California, in the case of Center for Food Safety et al. v. Margret A. Hamburg, M.D., issued a judicial declaration that the FDA had violated the FSMA by failing to promulgate required regulations in accordance with the deadlines mandated by Congress. Subsequently, on June 21, 2013, the Court ordered the FDA to publish all remaining proposed regulations, required under the FSMA, by November 30, 2013 and all final regulations no later than June 30, 2015. The FDA published two of these remaining proposed rules on July 29, 2013: (1) Foreign Supplier Verification Programs for Importers of Food for Humans and Animals and (2) Accreditation of Third-Party Auditors/Certification Bodies to Conduct Food Safety Audits and to Issue Certifications.  In addition, the FDA proposed new regulations for animal food produced in the U.S. on October 29, 2013, by publishing Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Food for Animals. These three new regulations are all open for public comment and will not be enforced unless published as a final rule at some future date. Management is reviewing these three new proposed regulations, which are intended to strengthen oversight of animal foods produced in or imported into the U.S., to determine their impact, if any, on the Company's operations. The Company has followed the FSMA throughout its legislative history and has renewed registrations for all of its facilities and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other operational policies and procedures and require additional capital expenditures to comply with these rules.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

Results of Operations

Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012

Summary of Key Factors Impacting Third Quarter 2013 Results:

Principal factors that contributed to a $24.1 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decreases in PM (feed grade and pet food), BFT, PG, YG and corn finished product prices,
•Acquisition costs and expenses from current quarter acquisition activity,
•Decrease in raw material volumes,
•Increases in payroll and related benefit costs,
•Increase in energy costs, primarily natural gas and diesel fuel, and
•Decrease in yield.

These decreases were partially offset by:

•Higher collection and processing fees, and
•Increase in MBM finished product prices.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company monitors prices for corn, which is a substitute commodity for BBP and therefore an indication of potential sales prices of that end product. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During the third quarter of fiscal 2013, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the third quarter of fiscal 2013, compared to average Jacobsen prices for the third quarter of fiscal 2012 follow:

	Avg. Price 3rd Quarter 2013	Avg. Price 3rd Quarter 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 470.75/ton	$ 461.10/ton	$ 9.65/ton	2.1%
Feed Grade PM (Carolina)	$ 543.30/ton	$ 557.35/ton	$ (14.05)/ton	(2.5)%
Pet Food PM (Southeast)	$ 680.69/ton	$ 713.75/ton	$ (33.06)/ton	(4.6)%
BFT (Chicago)	$ 43.15/cwt	$ 45.18/cwt	$ (2.03)/cwt	(4.5)%
PG (Southeast)	$ 38.73/cwt	$ 43.76/cwt	$ (5.03)/cwt	(11.5)%
YG (Illinois)	$ 35.84/cwt	$ 37.35/cwt	$ (1.51)/cwt	(4.0)%
Bakery Segment:
Corn (Illinois)	$ 6.09/bushel	$ 8.19/bushel	$ (2.10)/bushel	(25.6)%

 The overall decrease in average prices for PM (both feed grade and pet food), BFT, PG and YG, which are finished products the Company sells, as well as corn, which is a commodity indicative of the prices for which the Company sells BBP, had a negative impact on revenue with some offset by an overall increase in average MBM, and the positive impact to the Company's raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

On a quarter-to-quarter sequential basis, the Company experienced average commodity prices for proteins and fats that were mixed. The following table shows the average reported Jacobsen prices for the third quarter of fiscal 2013 as compared to the average reported Jacobsen prices for the second quarter of fiscal 2013.

	Avg. Price 3rd Quarter 2013	Avg. Price 2nd Quarter 2013	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 470.75/ton	$ 420.30/ton	$ 50.45/ton	12.0%
Feed Grade PM (Carolina)	$ 543.30/ton	$ 512.96/ton	$ 30.34/ton	5.9%
Pet Food PM (Southeast)	$ 680.69/ton	$ 700.09/ton	$ (19.40)/ton	(2.8)%
BFT (Chicago)	$ 43.15/cwt	$ 43.33/cwt	$ (0.18)/cwt	(0.4)%
PG (Southeast)	$ 38.73/cwt	$ 39.16/cwt	$ (0.43)/cwt	(1.1)%
YG (Illinois)	$ 35.84/cwt	$ 37.70/cwt	$ (1.86)/cwt	(4.9)%
Bakery Segment:
Corn (Illinois)	$ 6.09/bushel	$ 7.02/bushel	$ (0.93)/bushel	(13.2)%

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

During the third quarter of fiscal 2013, net sales were $425.8 million as compared to $452.7 million during the third quarter of fiscal 2012. The Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $195.4 million and $205.9 million of net sales for the three months ended September 28, 2013 and September 29, 2012, respectively, and protein was approximately $133.6 million and $137.1 million of net sales for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in finished product prices	$(12.2)	$(18.9)	$—	$(31.1)
Decrease in raw material volume	(5.3)	(0.6)	—	(5.9)
Decrease in yield	(0.1)	(1.4)	—	(1.5)
Increase in other sales	7.3	—	—	7.3
Purchase of finished product for resale	4.3	—	—	4.3
	$(6.0)	$(20.9)	$—	$(26.9)

Further detail regarding the $6.0 million decrease in sales in the Rendering Segment and the $20.9 million decrease in sales in the Bakery Segment in the third quarter of fiscal 2013 is as follows:

Rendering

Finished Product Prices:  Lower prices in the overall commodity market for soybean meal, soy oil, a continued lack of export demand and reduced corn values negatively impacted the Company's finished product prices for PM (feed grade and pet food), BFT, PG and YG. The $12.2 million decrease in Rendering sales resulting from decreases in finished product prices for PM (pet food), BFT, PG and YG, which more than offset the increase in the finished product price for MBM. The market decreases were due to changes in supply/demand in the domestic and international markets for commodity proteins and fats, including PM (feed grade and pet food), BFT, PG and YG.

Raw Material Volume:  Rendering volumes decreased Rendering sales by approximately $5.3 million as a result of a decrease in slaughter and processor rates of the Company's pork and beef raw material suppliers in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

Yield:  The $0.1 million decrease in the Rendering Segment yield is primarily due to a decrease in the relative portion of cattle offal in the raw material collected during the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, which impacted yields since cattle offal is a higher yielding material than poultry and pork offal.

Other Sales:  The $7.3 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and higher collection and processing fees mainly due to the acquisition of Terra Renewal Services' new industrial residuals business and an increase in pet food sales

Purchases of Finished Product for Resale: The $4.3 million increase in sales resulted from the Company purchasing more finished product for resale from third party suppliers in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012. Lower yields on production resulted in the need to source third party product by the Company.

Bakery

Finished Product Prices: Lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $18.9 million.

Raw Material Volume: Bakery volumes have decreased Bakery sales by approximately $0.6 million, which is due to production decrease by the Company's commercial bakery suppliers as compared to the same period in the prior year.

Yield:  The $1.4 million decrease in the Bakery Segment yield is primarily due to a decrease in the relative portion of dry based bakery residuals collected during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals and available blending stock.

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

During the third quarter of fiscal 2013, cost of sales and operating expenses were $310.1 million as compared to $327.9 million during the third quarter of fiscal 2012.  Decreases in Rendering Segment cost of sales and operating expenses of $5.6 million and the increase in Bakery Segment cost of sales and operating expenses of $12.8 million accounted for substantially all of the $17.8 million decrease in cost of sales and operating expenses.  The decrease in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Decrease in raw material costs	$(12.3)	$(9.9)	$—	$(22.2)
Decrease in raw material volume	(2.1)	(0.2)	—	(2.3)
Purchase of finished product for resale	4.5	—	—	4.5
Increase in energy costs, primarily natural gas and diesel fuel	0.7	0.1	0.6	1.4
Increase/(decrease) in other costs of sales	3.6	(2.8)	—	0.8
	$(5.6)	$(12.8)	$0.6	$(17.8)

Further detail regarding the $5.6 million decrease in cost of sales and operating expenses in the Rendering Segment and the $12.8 million decrease in the Bakery Segment in the third quarter of fiscal 2013 is as follows:

Rendering

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for PM (both feed grade and pet food), BFT, PG and YG.  During the quarter lower demand for soy oil and fats resulted in a decrease in prices of the Company's finished products and therefore a decrease in the cost of raw material of approximately $12.3 million in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Raw Material Volume:  Production decreases from the Company's packers and processors resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $2.1 million.

Purchases of Finished Product for Resale: The $4.5 million increase in cost of sales resulted from the Company purchasing more finished product for resale from third party suppliers in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Energy Costs: Natural gas and diesel fuel are major components of factory and collection operating costs, respectively. During the third quarter of fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to the third quarter of fiscal 2012 and are reflected in the $0.7 million increase in cost of sales.

Other Costs of Sales:  The $3.6 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits, an increase in repairs and maintenance expense, hide sales and other sales costs.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the corn market. Since finished product prices, which are tied to the corn market, were lower in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012, overall raw material costs decreased by approximately $9.9 million.

Raw Material Volume: Production decreases from the Company's suppliers in the third quarter resulted in lower raw material available to be processed and formula pricing resulted in lower cost of sales of approximately $0.2 million.

Other Costs of Sales:  The $2.8 million decrease in other costs of sales is due to a reduction to cost of sales from hedging activities.

Energy Costs: Natural gas is a major component of factory operating costs. During the third quarter of fiscal 2013 natural gas costs were higher and are reflected in the $0.1 million increase as compared to the same period in fiscal 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $42.6 million during the third quarter of fiscal 2013, a $4.2 million increase (10.9%) from $38.5 million during the third quarter of fiscal 2012.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$0.6	$0.1	$1.1	$1.8
Increase in other expense	1.7	—	0.6	2.3
	$2.3	$0.1	$1.7	$4.1

Acquisition Costs.  Acquisition costs were $8.3 million during the third quarter of fiscal 2013 and represent acquisition related costs associated with the Terra Renewal Services, Inc. acquisition that occurred in the third quarter as well as costs incurred in connection with the Rothsay acquisition that occurred on October 28, 2013 and the pending acquisition of the Vion Ingredients business that has yet to occur.

Depreciation and Amortization.  Depreciation and amortization charges increased $2.6 million (12.7%) to $23.1 million during the third quarter of fiscal 2013 as compared to $20.5 million during the third quarter of fiscal 2012.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures and an increase due to current year acquisition activity.

Interest Expense. Interest expense was $5.3 million during the third quarter of fiscal 2013 compared to $5.9 million during the third quarter of fiscal 2012, a decrease of $0.6 million, due to interest that was capitalized.

Other Income/Expense. Other expense was $3.3 million in the third quarter of fiscal 2013, compared to income of $0.2 million in the third quarter of fiscal 2012.  The increase in other expense in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012 is primarily due to an accrual of $2.4 million associated with a payment made in October 2013 pursuant to the terms of the purchase agreement relating to the Griffin acquisition to the former shareholders of Griffin Industries, Inc. to reimburse such shareholders for state income tax liability incurred by such shareholders as a result of the Company’s election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the income of the Joint Venture with Valero for the third quarter of fiscal 2013. In the third quarter of fiscal 2013 the net income was $12.0 million compared to a net loss of $0.8 million in the third quarter of fiscal 2012. The $12.8 million increase in net income is a direct result of the Joint Venture's commencement of production and sale of renewable diesel fuel in late June 2013 as compared to non-capitalized expenses during construction phase in the prior year.

Income Taxes. The Company recorded income tax expense of $17.4 million for the third quarter of fiscal 2013, compared to $22.1 million recorded in the third quarter of fiscal 2012, a decrease of $4.7 million, primarily due to decreased pre-tax earnings of the Company in the third quarter of fiscal 2013.  The effective tax rate for the third quarter of fiscal 2013 and fiscal 2012 is 38.6% and 37.3%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production activities deductions.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012

Summary of Key Factors Impacting First Nine Months of Fiscal 2013 Results:

Principal factors that contributed to a $31.3 million decrease in operating income, which are discussed in greater detail in the following section, were:

•Decrease in yield,
•Acquisition costs and expenses from current year acquisition activity,
•Increases in payroll and related benefit costs,
•Increase in energy costs, primarily natural gas and diesel fuel, and
•Decrease in BFT, PG and YG finished product prices and corn.

These increases were partially offset by:

•Increase in poultry raw material volumes, and
•Increase in MBM and PM finished product prices, net of related increased raw material costs.

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

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces are reported each business day on the Jacobsen. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering Segment. During the first quarter of fiscal 2012, the Jacobsen index stopped reporting BBP, which is the end product of the Company's Bakery Segment. As a result, the Company monitors prices for corn, which is a substitute commodity for BBP and therefore an indication of potential sales prices of that end product. The Company regularly monitors Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During the first nine months of fiscal 2013, the Company's actual sales prices by product trended with the disclosed Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for the first nine months of fiscal 2013, compared to average Jacobsen prices for the first nine months of fiscal 2012 follow:

	Avg. Price First Nine Months 2013	Avg. Price First Nine Months 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$ 434.03/ton	$ 401.52/ton	$ 32.51/ton	8.1%
Feed Grade PM (Carolina)	$ 514.92/ton	$ 474.75/ton	$ 40.17/ton	8.5%
Pet Food PM (Southeast)	$ 730.19/ton	$ 692.35/ton	$ 37.84/ton	5.5%
BFT (Chicago)	$ 42.47/cwt	$ 46.18/cwt	$ (3.71)/cwt	(8.0)%
PG (Southeast)	$ 39.57/cwt	$ 44.44/cwt	$ (4.87)/cwt	(11.0)%
YG (Illinois)	$ 36.86/cwt	$ 38.79/cwt	$ (1.93)/cwt	(5.0)%
Bakery Segment:
Corn (Illinois)	$ 6.85/bushel	$ 7.13/bushel	$(0.28)/bushel	(3.9)%

 The overall increase in average prices for MBM and PM (both feed grade and pet food), which are finished products the Company, sells had a favorable impact on revenue that was partially offset by an overall decrease in average BFT, PG and YG prices, as well as the price decrease in corn, which is a commodity indicative of the prices for which the Company sells BBP, and the negative impact to the Company’s raw material cost resulting from formula pricing arrangements, which compute raw material cost based upon the price of finished product.

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

During the first nine months of fiscal 2013, net sales were $1,294.8 million as compared to $1,276.5 million during the first nine months of fiscal 2012. The Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $580.9 million and $626.0 million of net sales for the nine months ended September 28, 2013 and September 29, 2012, respectively, and protein was approximately $410.6 million and $361.9 million of net sales for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in raw material volume	$6.8	$5.8	$—	$12.6
Increase in other sales	11.9	—	—	11.9
Purchase of finished product for resale	5.4	—	—	5.4
Increase/(decrease) in finished product prices	2.7	(5.3)	—	(2.6)
Decrease in yield	(8.9)	(0.1)	—	(9.0)
	$17.9	$0.4	$—	$18.3

Further detail regarding the $17.9 million increase in sales in the Rendering Segment and the $0.4 million increase in sales in the Bakery Segment in the first nine months of fiscal 2013 is as follows:

Rendering

Raw Material Volume:  Rendering volumes have increased Rendering sales by approximately $6.8 million, which is a result of an increase in slaughter and processor rates of the Company's poultry raw material suppliers that more than offset lower volumes from the Company's beef suppliers in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.

Other Sales:  The $11.9 million increase in other Rendering Segment sales was primarily due to an increase in hide sales and higher collection and processing fees mainly due to the acquisition of Terra Renewal Services' new industrial residuals business and an increase in pet food sales.

Purchases of Finished Product for Resale: The $5.4 million increase is sales resulted from the Company purchasing more finished product for resale from third party suppliers in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012. Lower yields on production results in the need to source third party product by the Company.

Finished Product Prices:  Higher prices in the overall commodity market for soybean meal and fish meal, which are competing proteins to the Company's MBM and PM (both feed grade and pet food), respectively, positively impacted the Company's finished product prices. The $2.7 million increase in Rendering sales resulting from increases in finished product prices for MBM and PM (both feed grade and pet food), more than offset the decrease in BFT, PG and YG prices. The market increases were due to changes in supply/demand in the domestic and international markets for commodity proteins, including MBM and PM (both feed grade and pet food).

Yield:  The $8.9 million decrease in the Rendering Segment yield is primarily due to a decrease in the relative portion of cattle offal in the raw material collected during the first nine months of fiscal 2013, as compared to the first nine months of fiscal 2012, which impacted yields since cattle offal is a higher yielding material than poultry and pork offal.

Bakery

Raw Material Volume: Bakery volumes have increased Bakery sales by approximately $5.8 million, which is due to production increases by the Company's commercial bakery suppliers as compared to the same period in the prior year.

Finished Product Prices: Lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $5.3 million.

Yield:  The $0.1 million decrease in the Bakery Segment yield is primarily due to a decrease in the relative portion of dry based bakery residuals collected during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals and available blending stock.

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

During the first nine months of fiscal 2013, cost of sales and operating expenses were $942.7 million as compared to $918.5 million during the first nine months of fiscal 2012.  Increases in Rendering Segment cost of sales and operating expenses of $19.1 million and the increase in Bakery Segment cost of sales and operating expenses of $4.9 million accounted for substantially all of the $24.2 million increase in cost of sales and operating expenses.  The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in other costs of sales	$16.0	$(3.9)	$(0.5)	$11.6
Purchase of finished product for resale	5.4	—	—	5.4
Increase in raw material volume	2.5	2.8	—	5.3
Increase in energy costs, primarily natural gas and diesel fuel	3.8	0.6	0.7	5.1
Increase/(decrease) in raw material costs	(8.6)	5.4	—	(3.2)
	$19.1	$4.9	$0.2	$24.2

Further detail regarding the $19.1 million increase in cost of sales and operating expenses in the Rendering Segment and the $4.9 million increase in the Bakery Segment in the first nine months of fiscal 2013 is as follows:

Rendering

Other Costs of Sales:  The $16.0 million increase in other costs of sales is primarily due to an increase in payroll and incentive-related benefits, an increase in repairs and maintenance expense, an increase in hide costs and other sales costs increases.

Purchases of Finished Product for Resale: The Company purchased more finished product for resale from third party suppliers in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 by $5.4 million. Lower yields on production results in the need to source third party product by the Company.

Raw Material Volume:  Production increases from the Company's packers and processors resulted in higher raw material volumes available to be processed and formula pricing resulted in higher cost of sales of approximately $2.5 million.

Energy Costs: Natural gas and diesel fuel are major components of factory and collection operating costs, respectively. During the first nine months of fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to the first nine months of fiscal 2012 and are reflected in the $3.8 million increase in cost of sales.

Raw Material Costs:  A portion of the Company’s volume of raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food),

BFT, PG and YG.  Although there was a higher demand for soybean meal and fish meal that resulted in an increase in prices of the Company's finished products for MBM and PM (both feed grade and pet food) the price decrease on the fats and corresponding formula pricing more than offset the protein meal increase resulting in a decrease in the cost of raw material of approximately $8.6 million in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

Bakery

Raw Material Costs: The Company's Bakery raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the corn market. Although finished product prices were lower on average in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 the Company's blending stocks continued to be higher on a year over year basis, which resulted in an overall increase in raw material costs of approximately $5.4 million.

Raw Material Volume: Production increases from the Company's suppliers resulted in higher raw material volumes available to be processed and formula pricing resulted in higher cost of sales of approximately $2.8 million.

Energy Costs: Natural gas is a major component of factory operating costs. During the first nine months of fiscal 2013 natural gas costs were higher and are reflected in the $0.6 million increase as compared to the same period in fiscal 2012.

Other Costs of Sales:  The $3.9 million decrease in other costs of sales is mainly due to a reduction to cost of sales from hedging activities that were partially offset by an increase in payroll and incentive-related benefits and an increase in repairs and maintenance costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $124.8 million during the first nine months of fiscal 2013, a $12.3 million increase (10.9%) from $112.8 million during the first nine months of fiscal 2012.  Selling, general and administrative expenses increased primarily due to payroll and related expense increases. The increase was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in payroll and incentive-related benefits	$3.5	$0.5	$2.4	$6.4
Increase/(decrease) in other expense	1.9	(0.1)	3.8	5.6
	$5.4	$0.4	$6.2	$12.0

Acquisition Costs.  Acquisition costs were $9.2 million during the first nine months of fiscal 2013 and represent acquisition related costs associated with the Terra Renewal Services, Inc. acquisition that occurred in the third quarter as well as costs incurred in connection with the Rothsay acquisition that occurred on October 28, 2013 and the pending acquisition of the Vion Ingredients business that has yet to occur.

Depreciation and Amortization.  Depreciation and amortization charges increased $4.1 million (6.5%) to $67.1 million during the first nine months of fiscal 2013 as compared to $63.0 million during the first nine months of fiscal 2012.  The increase in depreciation and amortization is primarily due to a general increase in capital expenditures and an increase due to current year acquisition activity.

Interest Expense. Interest expense was $16.6 million during the first nine months of fiscal 2013 compared to $18.5 million during the first nine months of fiscal 2012, a decrease of $1.9 million, primarily due to capitalized interest and a fiscal 2012 deferred loan cost write-off of approximately $0.7 million related to pay down of outstanding debt.

Other Income/Expense. Other expense was $2.6 million in the first nine months of fiscal 2013, compared to $0.1 million of expense in the first nine months of fiscal 2012.  The increase in other expense in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 is primarily due to an accrual of $2.4 million associated with a payment made in October 2013 pursuant to the terms of the purchase agreement relating to the Griffin acquisition to the former shareholders of Griffin Industries, Inc. to reimburse such shareholders for state income tax liability incurred by such shareholders as a result of the Company’s election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the Joint Venture with Valero for the first nine months of fiscal 2013. In the first nine months of fiscal 2013 net income was $8.8 million compared to a net loss of $1.7 million in the first nine months of fiscal 2012. The $10.5 million increase in net income is a direct result of the Joint Venture's commencement of production and sale of renewable diesel fuel in late June 2013 as compared to non-capitalized expenses during construction phase in the prior year.

Income Taxes. The Company recorded income tax expense of $54.1 million for the first nine months of fiscal 2013, compared to $59.9 million recorded in the first nine months of fiscal 2012, a decrease of $5.8 million, primarily due to decreased pre-tax earnings of the Company in the first nine months of fiscal 2013.  The effective tax rate for the first nine months of fiscal 2013 and fiscal 2012 is 38.5% and 37.0%, respectively, and differs from the statutory rate of 35% due primarily to state income taxes and qualified production activities deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Senior Secured Credit Facilities. On September 27, 2013, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") restating its then existing credit agreement dated December 17, 2010 (as amended by the First Amendment to the Credit Agreement dated March 25, 2011) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) in the aggregate principal amount of $1.35 billion comprised of a five-year revolving loan facility of $1.0 billion (approximately $100.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) and a five-year delayed-draw term loan facility of $350.0 million all of which is available as of September 28, 2013. The revolving loan facility is available to be borrowed by the Company in U.S. dollars and Canadian dollars, and up to $225.0 million of the revolving loan facility is available to be borrowed in Canadian dollars by Darling International Canada Inc. (“Darling Canada”), a wholly owned subsidiary of the Company. $200.0 million of the term loan facility is available to be borrowed in U.S. dollars by the Company and $150.0 million of the term loan facility is available to be borrowed in Canadian dollars by Darling Canada. The Company and Darling Canada will use the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of Darling Canada’s acquisition of the Rothsay division of Maple Leaf Foods Inc. (“Rothsay”), to pay related fees and expenses and to refinance certain existing indebtedness and will use the revolving loan facility to provide for working capital needs, general corporate purposes and for other purposes not prohibited by the Credit Agreement. The principal components of the Credit Agreement consist of the following:

•	As of September 28, 2013, the Company had availability of $967.3 million under the revolving loan facility, taking into account no outstanding borrowings and letters of credit issued of $32.7 million.

•	As of September 28, 2013, the Company had no outstanding borrowings under the delayed-draw term loan facility.

•
The obligations of the Company under the Credit Agreement are guaranteed by Darling National, Griffin, Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc., each of which are wholly-owned subsidiaries of the Company ("Guarantor Companies"), and are secured, subject to certain exceptions, by a perfected first priority security interest in all tangible and intangible personal property of the Company and the guarantors, including a pledge of 100% of the equity interests of certain domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries.

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

•
The Notes are guaranteed by each of the Guarantor Companies and, effective as of September 27, 2013, the Notes are secured on an equal and ratable basis with the Company's and the guarantors' obligations under the Credit Agreement. The Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the guarantors, including debt that is secured by the collateral for the Credit Agreement and the Notes. The Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the guarantors that is secured by assets that do not constitute collateral for the Credit Agreement and the Notes, to the extent of the value of the assets securing such debt. The Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the Notes.

As of September 28, 2013, the Company believes it is in compliance with all of the covenants, including financial covenants, under the Credit Agreement and the Notes indenture.

The Credit Agreement and Notes consisted of the following elements at September 28, 2013 (in thousands):

Senior Notes:
8.5% Senior Notes Due 2018	$250,000

Senior Secured Credit Facilities:
Term Loan	$—
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	—
Letters of credit issued	32,668
Availability	$967,332

The classification of long-term debt in the accompanying September 28, 2013 consolidated balance sheet is based on the contractual repayment terms of the debt issued under the Credit Agreement and the Notes.

On September 28, 2013, the Company had working capital of $76.1 million and its working capital ratio was 1.51 to 1 compared to working capital of $158.6 million and a working capital ratio of 2.20 to 1 on December 29, 2012.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents and working capital from the Terra Transaction as well as an increase in inventory volumes.  At September 28, 2013, the Company had unrestricted cash of $8.0 million and funds available under the revolving credit facility of $967.3 million, compared to unrestricted cash of $103.2 million and funds available under the revolving credit facility of $384.9 million at December 29, 2012.

Net cash provided by operating activities was $168.7 million and $196.6 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, a decrease of $27.9 million due primarily to a decrease in net income of approximately $15.5 million and changes in operating assets and liabilities that include a decrease in cash provided by income tax refundable/payable of approximately $21.3 million, that was partially offset by an increase in cash provided by inventory of approximately $8.0 million.   Cash used by investing activities was $250.8 million for the nine months ended September 28, 2013, compared to $116.7 million for the nine months ended September 29, 2012, an increase of $134.1 million primarily due to an increase in cash paid for the Company's investment in the Joint Venture and the increase in current year acquisition activity.  Net cash used by financing activities was $13.1 million for the nine months ended September 28, 2013, compared to $31.1 million for the nine months ended September 29, 2012, a decrease in the use of cash of $18.0 million, primarily due to repayment of term debt in the prior year.

Capital expenditures of $85.7 million were made during the first nine months of fiscal 2013, compared to $84.2 million in the first nine months of fiscal 2012, for a net increase of $1.5 million (1.8%), due primarily to more planned capital projects in the first nine months of fiscal 2013.  Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of September 28, 2013, the Company has spent approximately $30.1 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2015. The expected cash flow impact of this project will be in the range of $36.0 million to $40.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $2.5 million and $1.6 million during the nine months ended September 28, 2013 and September 29, 2012, respectively.

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2013, the Company has accrued approximately $12.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 28, 2013.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.  It is expected that the Company's funding obligations under its self insurance reserve will increase in the future as a result of 2013 acquisition activity and its planned acquisition of VION Ingredients.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 28, 2013 of approximately $4.0 million.

The Pension Protection Act of 2006 (“PPA”) was signed into law in August 2006 and went into effect in January 2008.  The stated goal of the PPA is to improve the funding of pension plans.  Plans in an under-funded status will be required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on pension plan assets and the status of required funding under the PPA.  The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and two plans have certified as endangered or yellow zone as defined by the PPA. In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of September 28, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding and under the equity method of accounting, the Company has an investment in the Joint Venture of approximately $116.3 million included on the consolidated balance sheet.

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

On October 5, 2013, Darling and VION, entered into a SPA, pursuant to which Darling will acquire all of the shares of the Vion Companies for approximately EUR 1.6 billion, upon the terms and subject to the conditions set forth in the SPA. Each of the Vion Companies is a wholly-owned subsidiary of VION. At the consummation of the contemplated transaction, the Vion Companies will directly or indirectly own all of the shares of the Group Companies. The Group Companies together conduct the Ingredients Business. Vion Ingredients is a worldwide leader in the development and production of specialty ingredients from animal origin for applications in pharmaceuticals, food, feed, pet food, fertilizer and bio-energy. Vion Ingredients’ global network of 58 facilities on five continents covers all aspects of animal byproduct processing through six brands including Ecoson (green power), Rendac (rendering/energy), Sonac (proteins, fats, edible fats and blood products), Rousselot (gelatin), CTH (natural casings), and Best Hides (hides).

In connection with the SPA, on October 5, 2013, Darling received commitments pursuant to commitment letters (the "Commitments") from JPMorgan Chase Bank, N.A. ("JPMorgan"), Bank of Montreal, acting under its trade name BMO Capital Markets ("BMO") and Goldman Sachs Bank USA with respect to a $1.2 billion term loan B facility and a $1.3 billion senior unsecured bridge facility, to finance the transaction. The Commitments are subject to the satisfaction of certain closing conditions and execution of definitive documentation regarding such loans.

The Company's efforts to integrate current year domestic acquisition activity as well as actual and expected future international acquisition activity could result in unforeseen operating and integration difficulties that will require significant management resources for the remainder of fiscal 2013 and into future periods. The completion and integration of these transactions will require the Company to continue to incur high professional expenditures into the fourth quarter of fiscal 2013 and into fiscal 2014.

The Company's management believes that cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2013, unrestricted cash and funds available under the Credit Agreement and the Commitments will be sufficient to meet the Company's working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, acquisition obligations and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: unanticipated costs related to the acquisition and integration of the Terra Transaction entities, Rothsay and Vion Ingredients; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; a reduction in finished product prices; changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like RFS2 and tax credits for bio-fuels both in the U.S. and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or feed additives; the occurrence of Bird Flu in the U.S.; any additional occurrence of BSE in the U.S. or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company's compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry (including new or modified animal feed, H1N1 flu, Bird Flu, BSE or similar or unanticipated regulations); increased contributions to the Company's multiemployer and employer-sponsored defined benefit pension plans as required by the PPA or resulting from a mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export markets. These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2013 and thereafter. The Company cannot provide assurance that the cash flows from operating activities generated in the first nine months of fiscal 2013 are indicative of the future cash flows from operating activities that will be generated by the Company's operations. The Company reviews the appropriate use of unrestricted cash periodically. Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new enterprise resource planning system project and the fulfillment of all conditions to the closing of the Vion Ingredients acquisition, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions; investments relating to the Company's developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the PPA requirements, or mass termination of multiemployer plans or other benefit funding requirements; and paying dividends or repurchasing stock, subject to limitations under the Credit Agreement and the Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

The current economic environment in the Company's markets has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

The principal products that the Company now sells and will sell after completion of its planned acquisitions are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in commodities prices, increases in energy prices and changes in regulations including those related to employee benefits funding has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, continued or escalated conflict in the Middle East, North Korea or elsewhere, or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $23.9 million of commodity products consisting of approximately $20.4 million of finished products and approximately $3.5 million of natural gas during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 28, 2013.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2013, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $20.0 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 28, 2013.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 29, 2012, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include:  the Company’s continued ability to obtain sources of supply for its rendering operations;  disturbances in world financial, credit, commodities, stock markets and climatic conditions; unanticipated changes in national and international regulations affecting the Company's products; a decline in consumer confidence and discretionary spending; the general performance of the U.S. and global economies; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs, and poultry, thus affecting available rendering feedstock; prices in the competing commodity markets which are volatile and are beyond the Company’s control; risks associated with the renewable diesel plant in Norco, Louisiana owned and operated by a joint venture between Darling International and Valero Energy Corporation including possible unanticipated operating disruptions; risks relating to possible third party claims on intellectual property infringement; economic disruptions resulting from the European debt crisis; continued or escalated conflict in the Middle East; energy prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions;  the implementation of the Enhanced BSE Rule;  BSE and its impact on finished product prices, export markets, energy prices and government regulations, which are still evolving and are beyond the Company’s control;  the occurrence of Bird Flu in the U.S.;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations (such as melamine or salmonella) to food additives; increased contributions to the Company’s multiemployer defined benefit pension plans as required by the PPA or required by a withdrawal event; challenges associated with the Company's ongoing enterprise resource planning system project, including material deviations from the project or unsuccessful execution of the implementation plan for the project; and the fulfillment of all conditions to the closing of the Vion Ingredients acquisition. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company.  The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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
The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage and inventory. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories and managing forecasted sales of BBP by reducing the potential impact of changing prices. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 28, 2013, the Company had corn option contracts and natural gas swaps outstanding that qualified and were designated for hedge accounting as well as heating oil swaps that did not qualify and were not designated for hedge accounting.

In fiscal 2012 and the first nine months of fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants' forecasted natural gas usage into the fourth quarter of fiscal 2013. As of September 28, 2013, the aggregate fair value of these natural gas swap contracts was less than $0.1 million and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2012 and the first nine months of fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the third quarter of fiscal 2014. As of September 28, 2013, the aggregate fair value of these corn option contracts was approximately $3.1 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

Additionally, the Company had heating oil swaps that are marked to market because they did not qualify for hedge accounting at September 28, 2013. The heating oil swaps had an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at September 28, 2013.

As of September 28, 2013, the Company had forward purchase agreements in place for purchases of approximately $3.5 million of natural gas in fiscal 2013. As of September 28, 2013, the Company had forward purchase agreements in place for purchases of approximately $20.4 million of finished product in fiscal 2013.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1
Commitment letter dated October 5, 2013 from JPMorgan Chase Bank, N.A. and Bank of Montreal, acting under its trade name BMO Capital Markets, with respect to a $1 billion revolving facility and a $350 million term loan A facility.

10.2
Commitment letter dated October 5, 2013 from JPMorgan Chase Bank, N.A. and Bank of Montreal, acting under its trade name BMO Capital Markets, and Goldman Sachs Bank USA with respect to a $1.2 billion term loan B facility and a $1.3 billion senior unsecured bridge facility.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INTERNATIONAL INC.

Date:	November 7, 2013	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 7, 2013	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)