Form 10-K
period 2013-12-28
DARLING INTERNATIONAL INC
filed 2014-02-26
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $2,176,185,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,299,686 shares of common stock, $0.01 par value, outstanding at February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2014 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART I

ITEM 1. BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling International Inc. ("Darling", and together with its subsidiaries, the “Company” or “we,” “us” or “our”) was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc."  On December 28, 1993, Darling changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc."  The address of Darling's principal executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the food, pet food, pharmaceutical, feed, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company recycles all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, tallow, feed-grade fats, meat and bone meal, poultry meal, yellow grease, fuel feed stocks, green energy, natural casings and hides. Value-added products include edible fats, bone products, fertilizers and blood products. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients.  In addition, the Company provides grease trap collection services and sells used cooking oil collection equipment to restaurants and collects and land applies primarily food residuals. In fiscal 2013, we generated $1,723.6 million in revenues and $109.0 million in earnings.

United States

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 120 processing and transfer facilities to produce finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")), bakery by-products ("BBP") and hides, as well as a range of branded and value-added products.  Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.

Canada

On October 28, 2013, we completed the acquisition of substantially all of the assets of Rothsay (“Rothsay”), the rendering and biodiesel division of Maple Leaf Foods, Inc., a Canadian corporation ("MFI"), pursuant to an Acquisition Agreement dated August 23, 2013, by and between MFI and Darling (the "Rothsay Acquisition"). Rothsay is a leading recycler of animal by-products and producer of biodiesel in Canada. Rothsay processes raw materials into finished fats and proteins products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. Prior to the Rothsay Acquisition, Darling had no facilities in Canada.

Europe, China, Australia and South America

On January 7, 2014, we acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 67 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the

Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

FISCAL 2013 OPERATIONS AND SEGMENTS

During fiscal 2013, we operated solely in North America and our operations were organized into two segments, Rendering and Bakery. The description below includes Rothsay, which we acquired on October 28, 2013. For the financial results of these business segments, see Note 21 of Notes to Consolidated Financial Statements and for a discussion of each segment’s fiscal 2013 performance, see "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Rendering Segment

Set forth below is a description of the historic operations of the Company’s Rendering segment conducted in North America in fiscal 2013.

Raw Materials.

The Company's historic rendering operations, which in North America are conducted under the Dar-Pro Solutions® brand and, after the Rothsay Acquisition, the Rothsay brand, have collected two primary types of animal by-products, (i) beef and pork by-products and (ii) poultry by-products, which are collected primarily from meat and poultry processors, grocery stores, butcher shops and food service establishments. These rendering materials are collected in one of two manners. Certain large suppliers, such as large meat processors and poultry processors, are furnished with bulk containers into which the raw material is loaded. The Company provides the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material. The containers are picked up by or emptied into the Company’s trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials collected by the Company are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant. Collections of animal processing by-products generally are made during the day, and materials are delivered to plants for processing within 24 hours of collection to deter spoilage.

The Company’s North American Rendering segment has also historically collected used cooking oil and trap grease from restaurants, food service establishments and grocery stores. Many of the Company's customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers which are supplied by the Company. In some instances, these containers are unloaded directly onto the trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck. The Company sells two types of containers in North America for used cooking oil collection to food service establishments called CleanStar® and BOSS, both of which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil and trap grease raw material collection is determined by the volume of oil generated by the food service establishment. The Company either transports trap grease to waste treatment centers or recycles it at its facilities into a host of environmentally safe product streams, including fuel and feed ingredients. The Company provides its customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning.

Certain of the Company's North American rendering facilities are highly dependent on one or a few suppliers.  During the 2013 fiscal year, the Company's 10 largest raw materials suppliers accounted for approximately 25% of the total raw material processed by the Company, with one single supplier accounting for approximately 5.4%.  See "Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers."  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty or otherwise cease using or reduce the use of the Company’s collection services, the operating facilities serving those customers could be materially and adversely affected.  (See "Risk factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.") For a discussion of the Company’s competition for raw materials, see "Competition."

Processing operations

The Company’s North American Rendering segment produces finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials. The process starts with the collection of animal by-products (including fat, bones, feathers, offal and other animal by-products). The animal by-products are ground and heated to extract water and separate oils and grease from animal tissue as well as to sterilize and make the material suitable as an ingredient for animal feed. The separated oils, tallows, and greases are then centrifuged and/or refined for purity. The remaining solid product is pressed to remove additional oils to create meals. The meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal.

The primary finished products derived from the processing of animal by-products are tallow, PG, MBM, PM, feather meal, and blood meal. In addition, at certain of its North American facilities, the Company is able to operate multiple process lines simultaneously, which provides it with the flexibility and capacity to manufacture a line of premium and value-added products in addition to its principal finished products. Because of these processing controls, the Company is able to blend end products together in order to produce premium products with specific mixes that typically have higher protein and energy content and lower moisture than standard finished products and command premium prices.

Used cooking oil, which is recovered from restaurants, is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and dryers.

The Company’s North American hides and skins operations process hides and skins from beef and hog processors, respectively into outputs used in commercial applications such as the leather industry. The Company sells treated hides and skins to external customers, the majority of which are tanneries.

The Company’s North American fertilizer operations, utilize finished products from the rendering segment to manufacture fertilizers from USDA approved ingredients that contain no waste by-products (i.e., sludge or sewage waste). The Company’s primary North American fertilizer product line is Nature Safe®, an organic, protein-based fertilizer. The Company’s North American fertilizer products are predominately sold to golf courses, sports facilities, organic farms and landscaping companies.

As a result of the Company's acquisition of Terra Renewal Services, Inc ("TRS") on August 26, 2013, the Company also collects non-hazardous liquid from the food processing industry and reprocesses and recycles these residuals (the "Food Residuals"), primarily by permitted land application to enrich soils in accordance with applicable environmental regulations.

Bakery Segment

The Company is a leading processor of bakery residuals in the United States. The bakery feed division, which operates solely within the United States, collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Raw materials

In the United States, bakery by-products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured, and installed by the Company. All of the bakery residual that the Company collects is bulk loaded, which represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods. The receipt of bulk-loaded bakery residual allows the Company to significantly streamline its bakery recycling process, reduce personnel cost, eliminate a significant source of wastewater and maximize freight savings by hauling more tons per load.

Processing operations

The highly automated bakery feed production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed. During the bakery residual process, packaging materials are removed. The packaging material is fed into a combustion chamber along with sawdust and heat is produced. This heat is used in the dryers to remove moisture from the raw materials that have been partially ground. Finally, the dried meal is ground to the specified granularity. The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Fiscal 2013 Finished Products

The Company's fiscal 2013 finished products were predominantly proteins (primarily MBM and PM), fats (primarily BFT, PG and YG), BBP and hides. MBM, PM and BBP are used primarily as high protein additives in animal feed and pet food. Fats are used as ingredients in the production of animal feed, pet food, soaps and as a substitute for traditional fuels. Oleo-chemical producers use these fats as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Hides are sold to tanneries or leather distributors and manufacturers for the production of leather goods. The finished products listed above are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. While the Company's finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables the Company to occasionally receive a premium over the then-prevailing market price.

A more complete description of certain of the Company’s finished products is as follows:

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

Premium, value-added and branded products

The Company's premium, value-added and branded products command significantly higher pricing relative to its principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques.

Fiscal 2013 Net External Sales

For the financial results of the Company's business segments, see Note 21 of Notes to Consolidated Financial Statements. Darling’s net external sales from fiscal 2013 continuing operations by operating segment, including nine weeks of contribution from Rothsay in fiscal 2013 were as follows (in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Continuing operations:
Rendering	$1,457,609	84.6%	$1,406,061	82.6%	$1,501,280	83.5%
Bakery	265,941	15.4	295,368	17.4	295,969	16.5
Total	$1,723,550	100.0%	$1,701,429	100.0%	$1,797,249	100.0%

OUR COMBINED BUSINESS
New Operating Segments

With the closing of the VION Acquisition and the Rothsay Acquisition, the Company has become a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the food, pet food, pharmaceutical, feed, fuel, bioenergy and fertilizer industries. The Company’s business is now conducted through a global network of over 200 locations, including 140 production facilities, across five continents with approximately 10,000 employees. Following the VION Acquisition in January 2014, the Company’s operations are now organized into three new operating segments as follows:

•	Feed Ingredients (which will include the edible and inedible animal by-products, bakery and hides business lines);

•	Food Ingredients (which will include the gelatin, casings and edible fats business lines); and

•	Fuel Ingredients (which will include the biofuel and bioenergy business lines).

The discussion below includes a description of the business operations that will be included in each of these new segments.

OPERATIONS

Feed Ingredients

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients business, including our used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, technical fats and blood products) and (ii) our bakery by-products business.

Animal By-Products

North American Operations

Raw materials: The Company's North American animal by-products operations collect beef, poultry and pork by-products, which are collected primarily from slaughterhouses, grocery stores, butcher shops and food service establishments. These raw materials are collected in one of two manners.  Certain large suppliers, such as large slaughterhouses, are furnished with bulk containers in which the raw material is loaded.  We provide the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by or emptied into the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials we collect are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  These raw materials are delivered to plants for processing usually within 24 hours of collection to deter spoilage.

In North America, we also collect used cooking oil from and service grease traps at restaurants, food service establishments and grocery stores. Many of our customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers that we supply. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We sell two types of containers for used cooking oil collection to food service establishments called CleanStar® and B.O.S.S., both of which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the food service establishment. We either transport trap grease to waste treatment centers or recycle it at our facilities into a host of environmentally safe product streams. We provide our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning. The Company also collects non-hazardous liquid and semi-solid waste streams from the food processing industry and reprocesses and recycles these residuals, primarily by permitted land application to enrich soils in accordance with applicable environmental regulations.

Processing operations: We produce finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials.  The process starts with the collection of animal by-products (including fat, bones, feathers, offal and other animal by-products).  The animal by-products are ground and heated to evaporate water and separate fats from animal tissue, as well as to sterilize and make the material suitable as an ingredient for animal feed.  The separated fats, tallows and greases are then centrifuged and/or refined for purity.  The remaining solid product is pressed to remove additional oils to create protein meals.  The protein meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal. The primary finished products derived from the processing of animal by-products are MBM, PM (both feed grade and pet food), PG, tallow, feather meal and blood meal.  In addition, at certain of our facilities, we are able to operate multiple process lines simultaneously, which provides us with the flexibility and capacity to manufacture a line of premium and value-added products in addition to our principal finished products.  Because of these processing controls, we are able to blend end products together in order to produce premium products with specific mixes that typically have higher protein and energy content and lower moisture than standard finished products and command premium prices.

International Operations

Darling Ingredients International’s ingredients and specialty products businesses are operated under the Sonac name by our Sonac C3, Sonac Bone and Sonac Blood business activities. The Sonac ingredients and specialty products businesses of Darling Ingredients International operate similarly to our North American ingredients division. However, the Sonac businesses, with the exception of Sonac C3, further separate raw material streams to add additional value to each stream.

•
Sonac C3 processes animal by-product collected primarily from slaughterhouses, into proteins and fats for applications used in the pet food, feed, technical, biofuels and oleo-chemical markets. Oleo-chemical producers use fats to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.

•	Sonac Bone processes porcine bones into fat, bone protein, glue, bone ash and bone chips for the feed, pet food, food and gelatin industries.

•
Sonac Blood processes bovine, porcine and ovine blood by separating blood into plasma and hemoglobin and produces specialized end products for application in the feed and pet food markets. Sonac Blood’s end products include plasma, fibrimex, globin and hemin.

Bakery By-Products

The Company is a leading processor of bakery residuals in the United States.  The bakery by-products division, which operates solely in the United States, collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Raw materials: Bakery by-products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured and installed by us.  All of the bakery residual that the Company collects is bulk loaded, which represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residual allows us to significantly streamline our bakery recycling process, reduce personnel costs, and maximize freight savings by hauling more tons per load.

Processing operations: The highly automated bakery by-products production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture and grinding it to the consistency of animal feed.  During the bakery residual process, packaging materials are removed.  The packaging material is fed into a combustion chamber along with sawdust and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Other Products

Our Feed Ingredients segment also includes the Company’s hides businesses, including that operated under the BestHides name by Darling Ingredients International, and the organic fertilizer business conducted under the Nature Safe® name.

•
Our hides operations process hides and skins from beef and hog processors, respectively into outputs used in commercial applications, such as the leather industry. We sell treated hides and skins to external customers, the majority of which are tanneries. BestHides sources, sorts and processes hides from slaughterhouses, renderers and traders in Western Europe, and has a leading position in the premium South German hides market. Fresh and salted hides and fresh skins are sold to tanneries, automotive companies, leather processors and to the shoe and furniture industries in Italy, Germany and China.

•
Our fertilizer operations utilize finished products from our animal by-products division to manufacture organic fertilizers from ingredients approved by the U.S. Department of Agriculture (“USDA”) that contain no waste by-products (i.e., sludge or sewage waste).

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the gelatin business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Gelatin

Rousselot is a global leading market provider of gelatin and hydrolyzed collagen for the food, nutritional pharmaceutical and technical (photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 13 production plants and 7 sales locations, covering sales into more than 75 countries. With the Rousselot gelatin business, the Company is part of the growing global gelatin market. Gelatin is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Gelatin is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot gelatin products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example pharmaceutical end markets. Many end customers focus on gelatin quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to gelatin products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of gelatin in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of gelatin (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of gelatin supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplements customers focusing on improved bone, joint and skin health.

Natural Casings and Meat By-Products

The CTH business of Darling Ingredients International is a leading natural casings company for the sausage business with operations in Europe, China and the United States. The activities of this business are divided into two categories:

•
CTH Casings harvests, sorts and sells hog and sheep casings for worldwide food markets, particularly sausage manufacturers, and harvests, processes and sells hog and beef bowel package items for global pharmaceutical, food and feed market segments. CTH holds a leading position in the highly fragmented global casings market.

•
CTH Meat By-Products harvests, purchases and processes hog, sheep and beef meat by-products for customers in the global food and European pet food industries. In the meat by-products market, CTH is a major player with established sales networks in Europe and Asia.

Other Specialty Products

In addition, our Food Ingredients segment includes the heparin and edible fat businesses currently operated by Darling Ingredients International under the Sonac name:

•	Sonac Heparin extracts crude heparin from hydrolyzed mucosa for application in the pharmaceutical industry.

•	Sonac Fat primarily melts, refines and packages animal fat into food grade fat for the food markets.

Fuel Ingredients

Our Fuel Ingredients segment consists of (i) our biofuel business conducted under the Dar Pro® and Rothsay names and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled greases, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled oils produced by us into biodiesel. The Quebec facility, which was acquired in the Rothsay Acquisition, has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel producers in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel or as a biodegradable solvent or cleaning agent.

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in The Netherlands, with an output matching the annual use of energy needs of approximately 10,000 households. In addition Ecoson's fat refinery produces refined fats and fatty acids. Ecoson soon will commence the processing of manure into natural biophosphate for use as fertilizer and green gas.

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable E.U. regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 300 trucks, Rendac collects raw materials in the Netherlands, Germany, Poland and Belgium. This business is a market leader in the Benelux region, a regulated market with spare capacity requirements and long-term contracts with local governments.

Diamond Green Diesel

Diamond Green Diesel Holdings LLC, our 50% / 50% renewable diesel joint venture with Valero Energy Corporation ("Valero") (the "DGD Joint Venture") commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the "DGD Facility") located in Norco, Louisiana capable of producing approximately 9,300 barrels per day of renewable diesel and certain other co-products. We account for the DGD Joint Venture as an “investment in unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts grease, used cooking oil and animal fats, which are supplied in part by us, and other feed stocks that become economically and commercially viable, such as inedible corn oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.1 billion pounds per year of recycled animal fats, recycled cooking oils and other feedstocks, into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum.

Raw materials pricing and supply contracts

We have two primary pricing arrangements-formula and non-formula arrangements-with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a "formula" arrangement, the charge or credit for raw materials is tied to published finished product prices for a competing ingredient after deducting a fixed processing fee.  We also acquire raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.   The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of rendering raw materials is acquired at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION’s foods division (“VION Food”) that became effective on closing of the VION Acquisition and is expected to provide approximately 11% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2013). Approximately 81% of Darling's volume of raw materials in fiscal 2013 was acquired on a "formula" basis.

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas for fats, and at our office in Cold Spring, Kentucky for proteins.  We also maintain sales offices in Des Moines, Iowa, New Orleans, Louisiana, and Memphis, Tennessee for the sale and distribution of selected products.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. We intend to coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale and assists in the distribution of most finished products produced at our processing plants.  The Company also sells its finished products internationally through commodities brokers and our agents and directly to customers in various countries. We market certain of our finished products under our Dar Pro Solutions® brand, certain specialty products under the Sonac name, gelatin products under the Rousselot name, natural casings and meat by-products under the CTH name and hides under the BestHides name. Until the VION Acquisition and the Rothsay Acquisition (together, the "Acquisitions"), the Company had no material foreign operations, but exported a portion of its products to customers in various foreign countries or regions including Asia, the European Union, Latin America, the Pacific Rim, North Africa, Mexico and South America.  Total direct export sales from the United States were $149.6 million, $216.2 million and $270.9 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Since the Rothsay Acquisition, in fiscal 2013, Rothsay had direct export sales of approximately CAD$5.9 million all of which was to the United States. See Note 21 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by domestic and foreign customers.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well a competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to occasionally receive a premium over the then-prevailing market price. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feed stocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to gelatin, natural casings, meat by-products, edible fat, heparin and specialty blood products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, by requiring either bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Historically, Darling Ingredients International hedged non-functional currency product sales, which we have continued post-closing.

Our management monitors market conditions and prices for our finished products on a daily basis.  If market conditions or prices were to significantly change, our management would evaluate and implement any measures that it may deem necessary to respond to the change in market conditions.  For larger formula-based pricing suppliers, the indexing of raw material cost to finished product prices effectively establishes the gross margin on finished product sales at a stable level, providing us some protection from finished product price declines.

Finished products produced by the Company are shipped primarily by truck or rail from our plants shortly following production.  While there can be some temporary inventory accumulations at various North American and international locations, particularly port locations for export shipments, with the exception of gelatin and natural casings, inventories rarely exceed three weeks’ production and, therefore, we use limited working capital to carry those inventories. Our limited inventories also reduce our exposure to fluctuations in finished-product prices. With respect to gelatin and natural casings, Darling Ingredients International, in contrast, has historically carried much larger inventories due to the manufacturing process and market dynamics related to those products. Other factors that influence competition, markets and the prices that we receive for our finished products include the quality of our finished products, consumer health consciousness, worldwide credit conditions and government aid and regulations.  From time to time, we enter into arrangements with our suppliers of raw materials pursuant to which these suppliers have the option to buy back our finished products at market prices.

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished product to customers or ports for transportation by ship.  It also utilizes third party freight to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery by-products division, substantially all inbound and outbound freight is handled by third party logistics companies.

COMPETITION

With the acquisition of Darling Ingredients International, we believe we are the only global ingredients company with products generated principally from animal-origin raw material types; however, we compete with a number of regional and local players in our various sub-segments and end markets.

The procurement of raw materials currently presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us, has decreased significantly.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and biodiesel companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

In marketing our finished products domestically and internationally, we face competition from other processors and from producers of other suitable ingredient alternatives.  However, we differentiate ourselves through the scope and depth of our product portfolio and geographic footprint. While we compete with a number of well capitalized companies across our business, such as

Cargill, Inc., Tyson Foods, Inc. and Swift & Company in the U.S. products business, and others in the global gelatin, bone products, and blood products business, we do not have a single competitor that we compete with across all of our products or geographies.

SEASONALITY

Although the amount of raw materials made available to us by our suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold and other severe weather, which can hinder the collection of raw materials.  Warm weather can also adversely affect the quality of raw materials processed and our yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of our operating results between periods. The amount of bakery residuals we process generally increases during the summer from June to September.  Gelatin sales generally decline in the summer.

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names "Darling," "Darling Ingredients", "Griffin Industries," "Dar Pro Solutions," "Dar Pro," "Rousselot," "Sonac," "Ecoson," "Rendac," "CTH," "BestHides." "Rothsay," "Rothsay Diesel," "Nature Safe," "CleanStar," "Peptan," "Cookie Meal," and "Bakery Feeds" and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.

EMPLOYEES AND LABOR RELATIONS

As of December 28, 2013, the Company employed approximately 4,200 persons full-time. With the addition of Darling Ingredients International, we globally employ approximately 10,000 persons full-time. While we have no national or multi-plant union contracts, at December 28, 2013, approximately 23% of the Company's employees were covered by multiple collective bargaining agreements. In addition, approximately 46% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue or that new agreements will be reached without union action or will be on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies.  Material rules and regulations and the applicable agencies include:

United States

•
The Food and Drug Administration ("FDA"), which regulates pharmaceutical products and food and feed safety. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 C.F.R. 589.2000, referred to herein as the "BSE Feed Rule") to prevent further spread of bovine spongiform encephalopathy, commonly referred to as "mad cow" disease ("BSE").  With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (the "Enhanced BSE Rule"). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals.  Management believes we are in compliance with the provisions of these rules. See Item 1A "Risk Factors - Our business may be affected by the impact of BSE and other food safety issues," for more information regarding certain FDA rules that affect our business, including changes to the BSE Feed Rule.

•	The United States Department of Agriculture ("USDA"), which regulates our collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of our activities:

- Animal and Plant Health Inspection Service ("APHIS") certifies facilities and claims made for exported materials to meet importing country requirements and establishes and enforces import requirements for live animals and animal by-products and animal by-products as well as plant products, and

- Food Safety Inspection Service ("FSIS") regulates sanitation of our facilities and our food safety programs, among other things.

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

On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle over 30 months of age and born after March 1, 1999 and bovine products derived from such cattle to be imported into the United States for any use. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of specialized risk material ("SRM") from Canadian born cattle slaughtered in Canada are not permitted. On March 16, 2012, APHIS proposed amending import regulations for all countries to establish a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health ("OIE") and to base importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates. The USDA announced the finalization of the proposed rule on November 1, 2013, which will become effective on March 4, 2014.

•	The U.S. Environmental Protection Agency ("EPA"), which regulates air and water discharge requirements, as well as local and state agencies governing air and water discharge.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation ("USDOT"), as well as local and state agencies, which regulate the operation of our commercial vehicles.

•	The U.S. Occupational Safety and Health Administration ("OSHA"), which is the main federal agency charged with the enforcement of safety and health legislation.

•	The Securities and Exchange Commission ("SEC"), which regulates securities and information required in annual, quarterly and other reports filed by publicly traded companies.

Canada

•	The Canadian Food Inspection Agency (“CFIA”), which regulates animal health and the disposal of animals and their products or by-products.

•	Canadian provincial ministries of agriculture, which regulate food safety and quality, air and water discharge requirements and the disposal of deadstock.

•	The Canadian Department of the Environment (“Environment Canada”), which ensures compliance with Canadian federal air and water discharge and wildlife management requirements.

•	The Canadian Technical Standards and Safety Authority (“TSSA”), a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.

European Union and the United Kingdom

•	The European Commission, Directorate for Health and Consumer, which addresses regulations for food, feed, human and animal health, technical uses of animal by-products and packaging.

•	The European Medicine Agency, which establishes guidance for pharmaceutical products, bovine products and metal residues.

•	The European Directorate for the Quality for Medicine, which certifies pharmaceutical products.

•	The European Pharmacopeia, which establishes requirements for pharmaceutical products.

•	The European Chemical Agency, which is responsible for the implementation of REACH (Registration, Evaluation, Authorization and Restriction of Chemicals).

•
The European Commission, Environment Directorate, which establishes regulations on pollution and waste, such as the Directives on Industrial Emissions, Integrated Pollution Prevention and Control and Best Available Techniques in the Slaughterhouses and Animal By-products Industries.

•
European Union Member States must ensure adequate control and supervision of principles set forth in numerous EU Directives, such as minimum safety and health requirements for the workplace and use of work equipment by workers. EU Member States are allowed to maintain or establish more stringent measures in their own legislation. In general, each EU Member State’s ministry of labor affairs is responsible for regulating health and safety at work and labor inspections services and is in charge of controlling compliance with applicable legislation and regulations.

•
The Dutch Food Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•
The Belgian Federal Food Safety Agency (Federal Agentschap voor de Veiligheid van de Voedselketen), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•
The Public Flemish Waste Agency (Openbare Vlaamse Afvalstoffen Maatschappij), which issues permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products.

•
The German Competent Authorities at Länder level, which issue permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

•
The United Kingdom’s Health and Safety Executive is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities.

•	The United Kingdom’s Food Standards Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products.

•
China

•	The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed.

•	The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products.

•	The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

Brazil

•	The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of gelatin.

Argentina

•	The National Department for Food Safety and Quality (Servicio Nacional de Sanidad y Calidad Agroalimentaria), which regulates the production of gelatin.

•	The National Department of Animal Health (Servicio Nacional de Sanidad Animal), which at the local level is equivalent to the FDA in Argentina.

Australia

•	The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products.

•	The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation.

•	PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria.

•	The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law.

•	The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

•	Worksafe Victoria, which is the regulator responsible for administering and enforcing occupational health and safety laws and regulations in the State of Victoria.

•	Environment Protection Authority Victoria, which administers environmental protection laws in Victoria.

•	Goulburn-Murray Rural Water Corporation, which manages allocation and use of water under local water laws in Victoria.

Rules and regulations promulgated by these and other agencies may influence our operating results at one or more facilities.

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

We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K and amendments to those reports, as well as all other filings with the SEC, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Company's website is http://www.darlingii.com and the address for the Company's investor relations web site is http://ir.darlingii.com. Information contained on these websites is not and should not be deemed to be a part of this report or any filing filed with or furnished to the SEC by us.

ITEM 1A.   RISK FACTORS

An investment in Darling involves substantial risks. In consultation with your financial, tax and legal advisors, you should carefully consider, among other matters, the following risks in as well as the other information contained in or incorporated by reference into this report. If any of the events described in the following risk factors actually occur, our business, financial condition, prospects or results of operations could be materially adversely affected, the market price of our common stock could decline and you may lose all or part of your investment in the common stock. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

The risks described below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Forward-Looking Statements” in this filing.

Risks Related to the Company

The prices of many of our products are subject to significant volatility associated with commodities markets.

Our principal finished products include MBM, BFT, YG and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodity markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in global government agriculture programs, changes in energy policies of U.S. and foreign governments, changes in international agricultural trading policies, impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. While we seek to mitigate the risks associated with price declines, including by diversifying our finished products offerings, through the use of formula pricing tied to commodity prices for a substantial portion of our raw materials (which may not protect our margins in periods of rapidly declining prices) and hedging, a significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow.

In addition, increases in the market prices of raw materials would require us to raise prices for our premium, value-added and branded products to avoid margin deterioration. There can be no assurance as to whether we could implement future price increases in response to increases in the market prices of raw materials or how any such price increases would affect future sales volumes to our customers. Our results of operations could be materially and adversely affected in the future by this volatility.

Our business is dependent on the procurement of raw materials, which is the most competitive aspect of our business.

Our management believes that the most competitive aspect of our business is the procurement of raw materials rather than the sale of finished products. Many of our raw materials are derived directly or indirectly from animal by-products, which results in the following challenges:

•
In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize "captive" renderers (rendering operations integrated with the meat or poultry packing operation).

•	Concurrently, the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive U.S. renderers, such as us, has decreased significantly.

•
The slaughter rates in the meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.

•
In addition, the Company has seen an increase in the use of used cooking oil in the production of biodiesel, which has increased competition for the collection of used cooking oil from restaurants and other food service establishments and contributed to an increase in the frequency and magnitude of theft of used cooking oil in the United States.

•
Furthermore, a decline in the general performance of the global economy (including a decline in consumer confidence) and any inability of consumers and companies to obtain credit in the financial markets could have a negative impact on our raw material volume, such as through the forced closure of any of our raw material suppliers. A significant decrease in available raw materials or a closure of a significant number of raw material suppliers could materially and adversely affect our business, results of operations and financial condition, including the carrying value of certain of our assets.

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which has increased with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material or will pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply will decrease and our collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition.

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to mitigate the risks associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of Rothsay’s animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials is acquired at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION Food that became effective concurrently with the completion of the VION Acquisition and are expected to provide approximately 11% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2013).

We are highly dependent on natural gas and diesel fuel.

Our operations are highly dependent on the use of natural gas and diesel fuel. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials. Natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials. Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing and from time to time derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal 2013, Darling's top ten customers for finished products (excluding Rothsay) accounted for approximately 35% of product sales. In addition, Darling's top ten raw material suppliers accounted for approximately 26% of its raw material supply in the same period.

In fiscal 2013, Rothsay’s top ten customers for finished products accounted for approximately 64% of its product sales, with approximately 13% of that revenue generated from its largest customer. In addition, Rothsay’s top ten raw material suppliers accounted for approximately 62% of its raw material supply in the same period. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 23% of Rothsay’s raw materials supply in fiscal 2013. In connection with the Rothsay Acquisition, we entered into a seven-year supply agreement with MFI to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

In fiscal 2013, Darling Ingredients International’s top ten customers for finished products accounted for approximately 22% of Darling Ingredients International’s product sales, with approximately 5% of its products sales generated from its largest customer. In addition, Darling Ingredients International’s top ten raw material suppliers accounted for approximately 30% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 11% of Darling Ingredients International’s raw materials supply in fiscal 2013. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Foods will continue to supply Darling Ingredients International with substantially all of the raw materials currently processed by Darling Ingredients International that are by-products generated by VION Food’s operations. The supply agreements all have a term of four years and became effective concurrently with the completion of the VION Acquisition.

Disruptions or modifications to, or termination of, our relationships with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse impact on our business, earnings, financial condition and/or cash flows.

Certain of our operating facilities are highly dependent upon a single or a few suppliers.

Certain of our operating facilities are highly dependent on one or a few suppliers. Should any of these suppliers choose alternate methods of disposal, cease their operations, have their operations interrupted by casualty, curtail their operations or otherwise cease using our collection services, these operating facilities may be materially and adversely affected, which could materially and adversely affect our business, results of operations and financial condition.

We face risks associated with our international activities, which could negatively affect our sales to customers in foreign countries and our operations and assets in such countries.

Sales of our products to international customers accounted for approximately 10% of our net sales in fiscal 2013. As a result of the Rothsay and VION Acquisitions, we conduct foreign operations in Canada, Europe, South America, Asia and Australia. While we expect that our expanded geographical diversity from the acquisitions will reduce our exposure to risks in any one country or part of the world, such expansion will also further subject us to the various risks and uncertainties relating to international sales and operations, including:

•
imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of poultry, beef and pork products, in addition to operating, import or export licensing requirements imposed by various foreign countries;

•	imposition of border restrictions by foreign countries with respect to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen and the Argentine peso, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

•
exchange controls and other limits on our ability to import raw materials, import or export finished products or to repatriate earnings from overseas, such as exchange controls in effect in China, that may limit our ability to repatriate earnings from those countries;

•
different regulatory structures (including creditor rights that may be different than in the United States) and unexpected changes in regulatory environments, including changes resulting in potentially adverse tax consequences or imposition of onerous trade restrictions, price controls, industry controls, animal and human food safety controls, employee welfare schemes or other government controls;

•	political or economic instability, social or labor unrest or changing macroeconomic conditions or other changes in political, economic or social conditions in the respective jurisdictions;

•
changes in our effective tax rate including, tax rates that may exceed those in the U.S., earnings that may be subject to withholding requirements and incremental taxes upon repatriation, changes in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate and adverse outcomes from tax audits;

•
difficulties and costs associated with complying with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, the new Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the E.U. and other governmental entities; and

•	distribution costs, disruptions in shipping or reduced availability or increased costs of freight transportation.

These risks and uncertainties could jeopardize or limit our ability to transact business in one or more of our international markets or in other developing markets and may have a material adverse affect on our business, results of operations, cash flows and financial condition.

Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants.

As a result of the Rothsay and VION Acquisitions, our international operations have expanded significantly and our exposure to fluctuations in currency exchange rates has increased accordingly. As a result of the acquisitions, we now carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renmibi, the Brazilian real, the British pound, the Japanese yen and the Argentine peso. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollar, our functional currency, in the preparation of our consolidated financial statements. The exchange rates between these currencies and the U.S. dollars may fluctuate and these fluctuations may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we may from time to time enter into the use of currency hedging instruments to provide us with protection from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We also face risks arising from the possible future imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries located in or business conducted within a country imposing such controls. Currency devaluations would result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

Any fluctuations in exchange rates or the imposition of exchange controls or currency devaluation may adversely impact our ability to comply with the financial and other covenants under the documents governing our indebtedness, which could affect our ability to incur indebtedness, pay dividends, make investments or take other actions that might be in our best interest. As we continue to implement our international expansion strategy, our international operations will represent a larger part of our business and such exchange rate fluctuations may have a greater impact on our business, financial condition and results of operations.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in late June 2013. On August 27, 2013, we announced that a heat exchanger at the DGD Facility required replacement to improve the plant’s reliability, and that during the replacement, through put rates would be lowered to approximately 5,000-7,000 barrels per day. During the replacement, the DGD Facility operated at approximately 6,000-7,000 barrels per day, but during this process, other metallurgical wear issues were identified. We completed the replacement of the heat exchanger and other related equipment at the DGD Facility as of November 13, 2013, thereby restoring the DGD Facility to its approximately 9,300 barrels per day capacity. As of December 28, 2013, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $115.1 million included on the consolidated balance sheet.

We are aware that a third party patent holder has filed patent infringement claims against a producer of renewable diesel fuel and its owners. The producer is unrelated to us, the DGD Joint Venture or, to our knowledge, Valero. We have not, and to our knowledge neither the DGD Joint Venture nor Valero has, received any communication from such patent holder regarding similar claims against the DGD Joint Venture. The DGD Joint Venture has licensed a process from UOP LLC, a subsidiary of Honeywell International Inc., that it will utilize in producing renewable diesel fuel. We believe that the DGD Joint Venture’s process differs from the process that is the subject of the infringement suit. Accordingly, any patent infringement claim that might be asserted in the future against either us or the DGD Joint Venture would be vigorously opposed. However, if any patent holder successfully challenged the patents under which the DGD Joint Venture operates, the DGD Joint Venture could incur increased expenses or the need to modify its operation which could negatively impact the DGD Joint Venture’s results of operations.

There are no guarantees that other unforeseen issues (such as the need for replacement of the DGD Facility’s heat exchanger referred to above) will not arise in connection with the operation of the DGD Facility that could require us or the DGD Joint Venture to incur significant costs. Further, while the two principal technologies licensed to the DGD Joint Venture are established technologies, their use together in the manner currently operated by the DGD Joint Venture is innovative and has not been employed previously. Accordingly, there is no assurance that the DGD Joint Venture will be profitable or allow us to make a return on our investment. In addition, if substantial operational issues develop or prices for the renewable diesel the DGD Joint Venture produces are not sustained, we could lose our entire investment in the DGD Joint Venture.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS2”), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse affect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse affect on the DGD Joint Venture.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•	the unanticipated breakdown or failure of equipment or processes;

•	the failure of the end product to perform as anticipated;

•	unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•	the inaccuracy of our assumptions about the timing and amount of anticipated revenues and operating costs including feed stock prices;

•	the diversion of management time and resources;

•	difficulty in obtaining and maintaining permits and other regulatory issues, potential license revocation and changes in legal requirements;

•	insufficient experience with the technologies and markets involved;

•	difficulties in establishing relationships with suppliers and end user customers;

•
limitations in the DGD Joint Venture’s operating agreement restricting the payment of dividends to the DGD Joint Venture partners in certain circumstances, including prior to the time that the DGD Joint Venture’s existing debt has been repaid and reserves for contingent liabilities have been made;

•	risks commonly associated with the start-up of “greenfield” projects;

•
the risk that one or more competitive new renewable diesel plants are constructed that use different technologies from the DGD Joint Venture facility and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

•	performance below expected levels of output or efficiency;

•	reliance on Valero and its adjacent refinery facility for many services and processes;

•	if any of the risks described in connection with the DGD Joint Venture occur, possible impairment of the acquired assets, including intangible assets;

•	possible third party claims of intellectual property infringement; and

•
being forced to sell our equity interests in the DGD Joint Venture pursuant to buy/sell provisions in the DGD Joint Venture’s operating agreement and not realizing the benefits of the DGD Joint Venture.

If any of these risks described above were to materialize and the operations of the DGD Joint Venture were significantly disrupted, a material adverse effect on our business, financial condition and results of operations could result.

Our biofuels business may be affected by energy policies of U.S. and foreign governments.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. On September 14, 2012, the EPA issued a final rule establishing the biomass-based diesel and the advance biofuel volumes for calendar year 2013 to be 1.28 billion gallons and 2.75 billion gallons, respectively. Though a final rule is yet to be issued, the EPA recently proposed maintaining the biomass-based diesel volume for calendar years 2014 and 2015 at the 2013 calendar year level of 1.28 billion gallons, but has proposed reducing the advance biofuel volume to 2.20 billion gallons. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced biofuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feed stock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. Conversely, legal challenges to, changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

We may incur material costs and liabilities in complying with government regulations.

We are subject to the rules and regulations of various governmental agencies in the United States, Canada and the rules and regulations of various governmental agencies in other countries in which Darling Ingredients International operates. These include rules and regulations administered by governmental agencies at the federal, state, provincial or local level, including the following principal governmental agencies in the following countries:

In the United States

•	The FDA, which regulates pharmaceutical products and food and feed safety;

•	The USDA, including its agencies APHIS and FSIS, which regulates our collection and production methods;

•	The EPA, which regulates air and water discharge requirements, as well as local and state agencies, which monitor air and water discharges;

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality;

•	The USDOT, as well as local and state transportation agencies, which regulate the operation of our commercial vehicles;

•	The OSHA, which is the main federal agency charged with the enforcement of worker safety and health legislation; and

•	The SEC, which regulates securities and information required in annual and quarterly reports filed by publicly traded companies.

In Canada

•	The CFIA, which regulates animal health and the disposal of animals and their products or by-products;

•	Canadian provincial ministries of agriculture, which regulate food safety and quality, air and water discharge requirements and the disposal of deadstock;

•	Environment Canada, which ensures compliance with Canadian federal air and water discharge and wildlife management requirements; and

•	The TSSA, a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.

In the European Union and the United Kingdom

•	The European Commission, Directorate-General for Health and Consumers, which addresses regulations for food, feed, human and animal health, technical uses of animal by-products and packaging;

•	The European Medicines Agency, which establishes guidance for pharmaceutical products, bovine products and metal residues;

•	The European Pharmacopeia, which establishes requirements for pharmaceutical products;

•	The European Directorate for the Quality for Medicine, which certifies pharmaceutical products;

•	The European Chemicals Agency, which is responsible for the implementation of the European Council’s Regulation on the Registration, Evaluation, Authorization and Restriction of Chemicals;

•
The European Commission, Directorate-General for the Environment, which establishes regulations on pollution and waste, such as the Directives on Industrial Emissions and on Integrated Pollution Prevention and Control as well as the Best Available Techniques Reference Document on Slaughterhouses and Animal By-products Industries;

•
European Union Member States must ensure adequate control and supervision of principles set forth in numerous EU Directives, such as minimum safety and health requirements for the workplace and use of work equipment by workers. EU Member States are allowed to maintain or establish more stringent measures in their own legislation. In general, each EU Member State’s ministry of labor affairs is responsible for regulating health and safety at work and labor inspections services and is in charge of controlling compliance with applicable legislation and regulations.

•
The Dutch Food Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production;

•
The Belgian Federal Food Safety Agency (Federal Agentschap voor de Veiligheid van de Voedselketen), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production;

•
The Public Flemish Waste Agency (Openbare Vlaamse Afvalstoffen Maatschappij), which issues permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products; and

•
The German Competent Authorities at Länder level, which issue permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

•
The United Kingdom’s Health and Safety Executive is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities.

•	The United Kingdom’s Food Standards Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products.

In China

•	The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed;

•	The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products; and

•	The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

In Brazil

•	The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of gelatin.

In Argentina

•	The National Department for Food Safety and Quality (Servicio Nacional de Sanidad y Calidad Agroalimentaria), which regulates the production of gelatin; and

•	The National Department of Animal Health (Servicio Nacional de Sanidad Animal), which at the local level is equivalent to the FDA in Argentina.

In Australia

•	The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products;

•	The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation;

•	PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria;

•	The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law; and

•	The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

The applicable rules and regulations promulgated by these and other agencies, which are likely to change over time, affect our operations and may influence our operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at one or more of our facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect our operating results. In addition, our failure to comply with applicable rules and regulations, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and (iii) adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with these rules and regulations.

Because of our international operations throughout much of the world as a result of the Rothsay and VION Acquisitions, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. In addition, given the competitive nature of our industry, we could be adversely affected by violations of various countries’ antitrust, competition and consumer protection laws. These laws generally prohibit companies and individuals from engaging in anticompetitive and unfair business practices. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. Violations of these laws, or allegations of such violations, could result in lengthy investigations and possibly criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, which could disrupt our business, result in material fines and legal and other costs, and have a material adverse effect on our results of operations, cash flows and financial condition and reputation.

Seasonal factors and weather, including the physical impacts of climate change, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations.

The quantity of raw materials available to us is impacted by seasonal factors, including holidays, when raw material volumes decline, and cold weather, which can impact the collection of raw materials. In addition, warm weather can adversely affect the quality of raw materials processed and our yield on production due to more rapidly degrading raw materials. In addition to seasonal impacts, depending upon the location of our facilities and those of our suppliers, our operations could be subject to the physical impacts of climate change, including changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. Physical damage, flooding, excessive snowfall or drought resulting from changing climate patterns could adversely impact our costs and business operations, the availability and costs of our raw materials, and the supply and demand for our end products. These effects could be material to our results of operations, liquidity or capital resources. The quality and volume of the finished products that we are able to produce could be negatively impacted by unseasonable or severe weather or unexpected declines in the volume of raw materials available during holidays, which in turn could have a material adverse impact on our business, results of operations and financial condition. In addition, severe weather events may also impact our ability to collect or process raw materials or to transport finished products.

Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.

Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if our domestic and international customers and suppliers are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both our suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of our suppliers or customers could lead to a dislocation in either raw material availability or customer demand. Any tightening in credit supply could negatively affect our customers’ ability to pay for our products on a timely basis or at all and could result in a requirement for additional bad debt reserves. Although many of our customer contracts are formula-based, continued volatility in the commodities markets could negatively impact our revenues and overall profits. Counterparty risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished products due to market price declines.

Our substantial level of indebtedness as a result of the Rothsay and VION Acquisitions could adversely affect our financial condition.

As of December 28, 2013, our total indebtedness, including trade debt was approximately $1,223.2 million, which amount has increased substantially as a result of additional indebtedness incurred in connection with the Rothsay Acquisition as further described in Note 11 of Notes to Consolidated Financial Statements. As of February 7, 2014, the latest date for which information is available, our total indebtedness, excluding trade debt, was approximately $2.4 billion, which amount has increased substantially from the December 28, 2013 amounts as a result of additional indebtedness incurred in connection with the VION Acquisition as further described in Note 11 of Notes to Consolidated Financial Statements. Our high level of indebtedness could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations to our financial lenders and our contractual and commercial commitments;

•
limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all;

•
requiring us to use a substantial portion of our cash flows from operations to pay principal and interest on our indebtedness instead of other purposes, thereby reducing the amount of our cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse economic, industry and business conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indenture that governs our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" - "Senior Secured Credit Facilities" and "5.375% Senior Notes due 2022."

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indenture that governs the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" - "Senior Secured Credit Facilities" and "5.375% Senior Notes due 2022."

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities and the indenture governing our senior notes restrict our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other indebtedness when it becomes due. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to meet any debt service obligations then due, and we may be restricted under the credit agreement governing our Senior Secured Facilities or the Notes indenture from using any such amounts to service other debt obligations.

If we cannot make scheduled payments under any of the agreements governing our debt, we would be in default under such agreement, which could allow lenders under any credit facilities to terminate their commitments to loan money and could allow the applicable lenders or other debt holders to declare all outstanding principal and interest of such debt to be immediately due and payable, and, in the case of secured debt, to foreclose against the assets securing such debt and apply the proceeds from such foreclosure to repay amounts owed to them. Any of these events would likely in turn trigger cross-acceleration or cross-default provisions in our other debt instruments, which would allow the creditors under those instruments to exercise similar rights. If any of these actions are taken, we could be forced into restructuring, bankruptcy or liquidation.

Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions.

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or under applicable law and regulation may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China, currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities, the indenture governing our senior notes and the agreements governing certain of our other indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal, premium, if any, and interest payments on our indebtedness.

Our business may be affected by the impact of BSE and other food safety issues.

Effective August 1997, the FDA promulgated the BSE Feed Rule to prevent further spread of BSE. Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for our finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef. On April 24, 2012, the USDA confirmed the occurrence of a new, single case of BSE in a dairy cow in central California. Even though the USDA confirmed that material derived from the cow did not enter the food or feed supply and that this appears to be a single, isolated incident of “atypical” BSE which is not spread through feed and does not affect humans, Indonesia closed its markets to MBM derived from U.S. beef, and only recently reopened its markets to U.S. beef on June 17, 2013. On May 29, 2013, the USDA announced that the OIE had officially upgraded the BSE-status for the United States from “controlled risk” to “negligible risk” based on a thorough review of BSE safeguards implemented in the United States. Although attaining a negligible risk status for BSE is an important step toward regaining access to export markets for U.S. MBM, no assurance can be given that currently closed export markets will be reopened as a result of the upgraded status. We do not expect this trade disruption to have material impact on our business, financial condition or results of operations. Continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing the Enhanced BSE Rule. These new regulations amended the BSE Feed Rule to also prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the Enhanced BSE Rule prohibits brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed (collectively, “Prohibited Cattle Materials”), and tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities in the feed or food for all animals. We have followed the Enhanced BSE Rule since it was first published in 2008 and have made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of our U.S. operations. In Canada, the CFIA implemented feed restrictions, which were similar to the FDA’s BSE Feed Rule, in 1997 to prevent the spread of BSE. Following confirmation of nine positive cases of BSE between May 2003 and July 2007, however, the CFIA amended the Canadian Health of Animals Regulations to strengthen Canada’s BSE safeguards (“SRM Ban”). These enhanced safeguards, which became effective July 2007, required the removal of all SRMs from animal feed, pet food and fertilizer; placed the removal, transport and disposal of SRM under direct CFIA control; prohibited the use of tallow containing more than 0.15% insoluble impurities in any animal feed; and extended the retention time for keeping relevant records from two years to 10 years. Rothsay management had followed development of the SRM Ban from its inception and obtained the necessary permits and implemented new procedures and documentation needed to comply. Notwithstanding the foregoing, we can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to our compliance with the Enhanced BSE Rule or the SRM Ban will not negatively impact our operations and financial performance.

With respect to human food, pet food and animal feed safety in the United States, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) directs the Secretary of Health and Human Services (“HHS”) and the FDA to promulgate significant new requirements for the pet food and animal feed industries. The FDA was directed to establish a Reportable Food Registry, which was implemented on September 8, 2009. On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance.” Stakeholder comments and questions about the Reportable Food Registry were incorporated into a revised guidance, which was published on September 8, 2009 and reissued May 2010, with new information and still identified as draft guidance (“RFR Draft Guidance”). In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the Reportable Food Registry, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of such materials will cause serious adverse health consequences or death to humans or animals. On July 27, 2010, the FDA released “Compliance Policy guide Sec. 690.800, Salmonella in Animal Feed, Draft Guidance”, finalized June 2013 (as finalized, the “CPG”), which describes differing criteria to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of the Food, Drug and Cosmetic Act (“FD&C Act”). According to the CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated because such feeds have direct human contact. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species that the feed is intended for. The finalization of the RFR Draft Guidance by the FDA may impose additional requirements on us. We believe that we have adequate procedures in place to assure that our finished products are safe to use in animal feed and pet food and we do not currently anticipate that the FDAAA will have a significant impact on our operations or financial performance. Any pathogen, such as salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products.

In addition, the Food Safety Modernization Act (“FSMA”) was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is a mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, the FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, the FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became effective on July 3, 2011, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FMSA also requires the FDA to develop new regulations that, among other provisions, places additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the FD&C Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. The FDA delayed the start of facility registration renewals until October 22, 2012, while it completed revisions to its on-line registration site and subsequently exercised enforcement discretion with respect to companies not meeting the deadline for completing such registration renewals, during the period from December 31, 2012 to January 31, 2013. Other new FDA regulations mandated by the FSMA and currently in the proposed stage will require registered facilities to perform hazard analyses and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food, which is defined in Section 201(f) of the FD&C Act to include “articles used for food or drink for man or other animals.” The FDA proposed new rules on January 16, 2013 and October 29, 2013 designed specifically to ensure the safety of food for humans and for animals, respectively. These proposed rules each creates new good manufacturing practice regulations specifically tailored to the manufacturing, processing, packing and holding of human or animal food, as well as applies the preventive control provisions outlined in the FSMA for any food. These rules would establish mandatory manufacturing procedures to protect against the possibility of a foodborne illness outbreak through contaminated food. These procedures for sanitary operations, sanitary facilities and controls, cleaning and maintenance, pest control, process controls, warehousing and distribution controls, and personnel hygiene apply to all food manufacturers, distributors and warehouses, although certain standards proposed for animal foods may differ from those proposed for human food. These rules also require human and animal food producers to establish and implement a food safety system, including a written food safety plan, a hazard analysis, preventive controls for hazards that are reasonably likely to occur, monitoring, corrective actions, verification and recordkeeping. Human and animal food facilities will need “qualified individuals,” those with appropriate training or job experience in the development and application of risk-based preventive controls, to prepare, evaluate and maintain the safety plan and preventive controls. If such risk-based food safety requirements are finalized for human and animal foods produced in the United States, rulemaking proposed on July 29, 2013 would extend similar requirements to imported foods intended for humans or animals. This proposed imported foods rule designates the importer as the party responsible for verifying that process controls and good manufacturing practices were used by the foreign manufacturer to control hazards reasonably likely to occur in the imported food. On February 5, 2014, the FDA proposed new regulations for the sanitary transportation of human and animal foods, which establishes sanitary transportation practices that are to be used by shippers, including motor vehicle and rail carriers, and receivers engaged in the transportation of food. We have followed the FSMA throughout its legislative history and have renewed registrations for all of our facilities and implemented hazard prevention controls and other procedures that we are assessing under the proposed rules to determine if they comply. Such rule-making could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, we do not anticipate that the costs of compliance with the FSMA will materially impact our business or operations.

As a result of the VION Acquisition, we could be adversely affected by additional foreign regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the E.U., harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalo (“TSEs”), which includes BSE, in Regulation 999/2001 (“TSE Regulation”) and in other instruments such as Regulation 1069/2009 on animal by-products and food and feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”), in feed for farmed animals. A ban on the feeding of mammalian PAP to cattle, sheep and goats was first introduced in July 1994. The ban was expanded in January 2001 with the feeding of all processed animal proteins to all farmed animals being prohibited, with certain limited exceptions. Only certain animal proteins considered to be safe (such as fishmeal) can be used, and even then under very strict conditions. Other animal-derived products besides PAP, such as collagen and gelatin from non-ruminants and hydrolyzed protein, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals and the European Commission is currently investigating the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin. For that purpose, the BSE status of member states of the European Union (E.U. Member States"), non-E.U. members of the European Economic Area-European Free Trade Association and other countries or regions (such other countries or regions, “third countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk and an undetermined risk. This classification is in line with that of the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following E.U. Member States are classified as having a controlled BSE risk: Bulgaria, Cyprus, Czech Republic, Estonia, France, Germany, Greece, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, Poland, Portugal, Slovakia, Spain and the United Kingdom. The other E.U. Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more E.U. Member States may have negative impact on Darling Ingredients International. Under E.U. legislation, imported products from outside the E.U. must meet the same safety standards as products produced in E.U. Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of third countries. Regulation 1069/2009 on animal by-products establishes rules intended to prevent the outbreak of certain diseases such as BSE. Regulation 1069/2009 imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), including H5N1, H7N3, H7N9, and H10N8 strains of avian influenza and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. To date, the H5N1 strain has not been reported in North America. Outbreaks of the H7N3 strain, however, were reported on chicken farms in Mexico during 2012 and again in February 2013. Although there have been no reports of human cases of the H7N3 strain, the H7N9 strain was first reported in humans in China on March 31, 2013. World health experts, however, believe the H7N9 strain to be an animal virus that infects people in rare cases. This outbreak in China followed a seasonal pattern typical of flu viruses with few new cases reported between May 30, 2013 and October 30, 2013, followed by a steady increase in new cases since November 1, 2013. In addition, Chinese health officials reported two human cases of H10N8 on February 5, 2014. The H10N8 virus is another new strain of Bird Flu that may affect humans in rare cases. To date, however, there have been no incidences of person-to-person transmission of the H7N9 or the H10N8 Bird Flus reported.

In April 2013, the first case of porcine epidemic diarrhea ("PED") virus was confirmed in the United States on a hog farm in Ohio. The disease has since spread into 23 states in the United States and, on January 23, 2014, was detected on hog farms in Ontario, Canada. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. Hogs that have the disease and recover will typically develop immunity to the PED virus and this immunity can be passed on to future offspring. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. However, any outbreak that is severe enough to significantly reduce the pig population in a country or region could reduce the availability of pork raw material to our plants.  Animal health experts believe the PED virus is spread primarily through contaminated feces, although other transmission routes continue to be studied.  Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal byproducts, as contributing to the spread of the PED virus could negatively affect demand for our products as ingredients in pig feeds in the U.S and in Canada.

From December 2002 to June 2003, China and some other countries experienced an outbreak of SARS, a highly contagious form of atypical pneumonia. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. In April 2004, however, a number of isolated new cases of SARS were reported, including in central China.

Although no global disease pandemic among humans has been linked to Bird Flu, Swine Flu, PED virus or SARS as of the date of this report, governments may be pressured to address these concerns, including by executive action such as temporarily closing certain businesses, including meat and animal processing facilities, within their jurisdictions suspected of contributing to the spread of such diseases or by legislative or other policy action, such as prohibiting imports of animals, meat and animal by-products from countries or regions where the disease is detected or suspected. For example, during May and June 2003, many businesses in China were temporarily closed by the Chinese government to prevent transmission of SARS.

The E.U. has enacted several disease control directives, as well as other legislation regarding the notification of animal diseases within the community and veterinary and zoo technical checks, among others. The applicable legislation generally enables the E.U. to take preventive measures, as well as act promptly in case of an outbreak, by restricting the circulation of livestock and products at risk of being infected within the E.U. and implementing bans on the imports of such products. For instance, there are preventive measures against Bird Flu that must be implemented by all the E.U. Member States. In the event of an outbreak of Bird Flu, the European Council’s Directive 2005/94/EC of December 20, 2005 on community measures for the control of avian influenza provides for preventive measures, relating to the surveillance and the early detection of Bird Flu and the minimum control measures to be applied in the event of an outbreak of that disease in poultry or other captive birds. The E.U. is empowered to act quickly in the case of an outbreak, by defining protection and surveillance risk zones and adopting measures such as restricting the movement of live poultry and certain poultry products to other E.U. Member States or to third countries. The most recent case where the E.U. took certain measures in light of outbreaks of Bird Flu was in August 2013 in Italy. In addition, E.U. import bans have also been placed on potentially risky poultry products and susceptible imports from third countries with Bird Flu outbreaks.

If Swine Flu, Bird Flu, PED virus, SARS or any other disease that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production occurs in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

If we or our customers are the subject of product liability claims or product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We and our customers for whom we manufacture products may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product recalls resulting from developments relating to the discovery of unauthorized adulterations to food additives or from allegations that our food ingredients have not performed adequately in the end product, even where food safety is not a concern. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the E.U. where an E.U. Member State could recall a product in connection with the recall of such product in another E.U. Member State. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability claims, whether or not legitimate, or product recalls, whether voluntary or mandatory. We may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or against one of our customers for whom we manufacture or provide products, or our or their agreement to settle a product liability claim or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Any such claim could also result in adverse publicity and negatively impact our reputation.

Product liability claims, product recalls or any other events that cause consumers to no longer associate our brands or those of our customers for whom we manufacture products with high quality and safety may harm the value of our and their brands and lead to decreased demand for our products. In addition, as a result of any such claims against us or product recalls, we may be exposed to claims by our customers for damage to their reputations and brands. Product liability claims and product recalls may also lead to increased scrutiny by federal, state and foreign regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

Our operations are subject to various laws, rules and regulations relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages.

Our operations subject us to various and increasingly stringent environmental, health and safety requirements in the various jurisdictions where we operate, including those governing air emissions, wastewater discharges, the management, storage and disposal of materials in connection with our facilities, occupational health and safety, product packaging and labeling and our handling of hazardous materials and wastes, such as gasoline and diesel fuel used by our trucking fleet and operations. Failure to comply with these requirements could have significant consequences, including recalls, penalties, injunctive relief, claims for personal injury and property and natural resource damages and negative publicity. Our operations require the control of air emissions and odor and the treatment and discharge of wastewater to municipal sewer systems and the environment. We operate boilers at many of our facilities and store wastewater in lagoons or, as permitted, discharge it to publicly owned wastewater treatment systems, surface waters or through land application. We have incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and will continue to incur such costs in the future.

We could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages. We own or operate numerous properties, have been in business for many years and have acquired and disposed of properties and businesses over that time. During that time, we or other owners or operators may have generated or disposed of wastes or stored or handled other materials that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around our facilities. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in the United States, also known as the Superfund law, responsibility for the cost of cleanup of a contaminated site can be imposed upon any current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. Similar laws outside the United States impose liability for environmental cleanup, often under the polluter pays theory of liability but also based upon ownership in some circumstances. There can be no assurance that we will not face extensive costs or penalties that would have a material adverse effect on our financial condition and results of operations. For example, we have been named as a third-party defendant in a pending lawsuit and have received notice from the EPA, both relating to alleged river sediment contamination in the Lower Passaic River area of New Jersey. See Item 3. “Legal Proceedings.” In addition, future developments, such as more aggressive enforcement policies, new laws or discoveries of currently unknown contamination conditions, may also require expenditures that may have a material adverse effect on our business and financial condition.

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Montreal Protocol, which mandates reduced GHG emissions in participating countries, and the EPA’s recent rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory finding relating to GHG emissions that may result in the imposition of GHG air quality standards. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted new regulations that govern fuel efficiency and GHG emissions beginning in 2014. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

We have approximately 10,000 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

If we experience difficulties or a significant disruption in our information systems or if we fail to implement new systems and software successfully, our business could be materially adversely affected.

We depend on information systems throughout our business to collect and process data that is critical to our operations and accurate financial reporting. Among other things, these information systems process incoming customer orders and outgoing supplier orders, manage inventory, and allow us to efficiently collect raw materials and distribute products, process and bill shipments to and collect cash from our customers, respond to customer and supplier inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors.

If we were to experience a disruption in our information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such disruption could adversely affect our ability to meet our financial reporting obligations. We may also encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or cause us to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on our results of operations and financial condition. We could also experience impairment of our reputation if any of these events were to occur.

In order to enhance our technology, customer service and business processes, the Company has begun a multi-year project to replace our existing work management, financial and supply chain software applications with a new suite of systems, including a company-wide enterprise resource planning (“ERP”) system. This multi-year project will be extended to the replacement of Rothsay’s system as part of the process of integrating that system with Darling’s systems. We currently do not intend to replace Darling Ingredients International’s system. The ERP system’s implementation process involves a number of risks that may adversely hinder our business operations and/or affect our financial condition and results of operations, if not implemented successfully. The need to implement this project in connection with the integration of the operations of Rothsay could create additional risks. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting and external financial reporting. The ERP system’s implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, execution and implementation of this project. Those factors include: problems during the design, implementation and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management’s attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events, some of which are beyond our control. These types of issues could disrupt our business operations and/or our ability to timely and accurately process and report key components of our financial results and and/or complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect our business, results of operations and financial condition.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Increased security threats to information systems and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. A failure of or breach in technology security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operating disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Our success is dependent on our key personnel.

Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. We believe that our future success (including our full realization of the anticipated benefits of the Rothsay and VION Acquisitions) will depend in part on our ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel in general, and in particular with respect to our new business lines acquired as part of the Darling Ingredients International. Competition for these types of skilled personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain such personnel could materially adversely affect our business, results of operations and financial condition.

In certain markets we are highly dependent upon a single operating facility and various events beyond our control can cause interruption in the operation of our facilities, which could adversely affect our business in those markets.

Our facilities are subject to various federal, state, provincial and local environmental and other permitting requirements of the countries in which we operate, depending on the locations of those facilities. Periodically, these permits may be reviewed and subject to amendment or withdrawal. Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, or other unscheduled shutdown involving one of our facilities, in a majority of our markets we would utilize a nearby operating facility to continue to serve our customers in the affected market. In certain markets, however, we do not have alternate operating facilities. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event or other unscheduled shutdown in these markets, we may experience an interruption in our ability to service our customers and to procure raw materials, and potentially an impairment of the value of that facility. Any of these circumstances may materially and adversely affect our business and results of operations in those markets. In addition, after an operating facility affected by a casualty, condemnation, work stoppage, permitting withdrawal or delay or other unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use our services.

We could incur a material weakness in our internal control over financial reporting that would require remediation.

Our disclosure controls and procedures were deemed to be effective in fiscal 2013. However, any future failures to maintain the effectiveness of our disclosure controls and procedures, including our internal control over financial reporting, could subject us to a loss of public confidence in our internal control over financial reporting and in the integrity of our financial statements and our public filings with the SEC and other governmental agencies and could harm our operating results or cause us to fail to meet our regulatory reporting obligations in a timely manner. The need to integrate the operations of Rothsay and Darling Ingredients International following the Acquisitions could create additional risks to our disclosure controls, including our internal controls over financial reporting.

An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 28, 2013, the Company had approximately $701.6 million of goodwill, which number will increase significantly as a result of the VION Acquisition. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, approximately 23% of Darling’s employees, 24% of Rothsay’s employees and 46% of Darling Ingredients International’s employees are covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years, some of which may have already expired and are in the process of being re-negotiated. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are a party to several lawsuits, claims and loss contingencies arising in the ordinary course of our business, including assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from our processing facilities. These types of claims may increase as a result of the Rothsay and VION Acquisitions. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and our U.S. and European pension funds may require minimum funding contributions.

We participate in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. Based upon the most currently available information, certain of these multiemployer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the U.S. Pension Protection Act, which went into effect in January 2008, requires under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, our required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, our voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan to which we contribute would require us to make payments to the plan for our proportionate share of such multiemployer plan’s unfunded vested liabilities. Also, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact our liquidity and results of operations.

In Europe, the solvency of pension funds is mostly regulated on the national level. Although there are several differences among E.U. Member States, their common feature is the requirement of a certain percentage of minimum funding. In order to harmonize the national rules, the European Parliament and Council adopted a new Solvency Directive, according to which pension funds are required to have funding coverage of 99.5%. However, the current negotiations on the exact implementation of the new Solvency Directive in E.U. Member States are still pending. The deadlines for the transposition and application of the Solvency Directive in E.U. Member States are due to be extended to January 31, 2015 and January 31, 2016, respectively. Eventually, upon the enforcement of the Solvency Directive, pension funds in Europe will have to comply with increased minimum coverage requirements, which could burden us and negatively impact our liquidity and results of operations.

If the number or severity of claims for which we are self-insured increases, if we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, if our insurance premiums increase or if we are unable to obtain insurance at acceptable rates or at all, our financial condition and results of operations may be materially adversely affected.

Our workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions. We develop bi-yearly and record quarterly an estimate of our projected insurance-related liabilities. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a degree of variability. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our financial condition and results of operations may be materially adversely affected. In addition, in the future, our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review potential acquisitions of complementary businesses, services or products. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete or finance such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business. See the sections entitled “Risk Factors-Risks Related to the Acquisitions.”

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, suppliers and customers, which could significantly impact our net sales, costs and expenses and financial condition.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the U.S. and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this prospectus supplement. The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing war in Afghanistan and other conflicts in the Middle East, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We maintain valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and consider our intellectual property to be of material value. We have in the past and may in the future be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us or our customers. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, results of operations and financial condition.

The recently enacted legislation on healthcare reform in the United States and proposed amendments thereto could impact the healthcare benefits required to be provided by us in the U.S. and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

The recently enacted healthcare legislation in the U.S. and proposed amendments thereto contain provisions that could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our U.S. compensation costs, which would reduce our net income and adversely affect our cash flows.

Because of our prior acquisitions and future acquisitions we may engage in, our historical operating results may be of limited use in evaluating our historical performance and predicting our future results.

Darling has acquired a number of businesses in recent years, including Rothsay and VION Ingredients, and we expect that we will engage in acquisitions of other businesses from time to time in the future. The operating results of the acquired businesses are included in our financial statements from the date of the completion of such acquisitions. All of Darling’s acquisitions have been accounted for using the acquisition method of accounting. Use of this method has resulted in a new valuation of the assets and liabilities of the acquired companies. We expect a substantial increase in our depreciation and amortization and reduction in our operating and net income commensurate with such increase. As a result of these acquisitions and any future acquisitions, our historical operating results may be of limited use in evaluating our historical performance and predicting our future results.

Risks Related to the Acquisitions

Our efforts to combine Darling’s business, Rothsay’s business and Darling Ingredients International’s business may not be successful.

The Rothsay and VION Acquisitions constitute significant acquisitions for our business. Our management will be required to devote a significant amount of time and attention to the process of integrating the businesses and operations of Rothsay and Darling Ingredients International with our business and operations, which may decrease the time it will have to serve existing customers, attract new customers and develop new products, services or strategies and could adversely affect the performance of the combined company. The size and complexity of both businesses, particularly Darling Ingredients International’s business (including the multiple international locations of the businesses), and the process of using Darling’s existing common support functions and systems to manage Rothsay’s business and Darling Ingredients International’s business, if not managed successfully by our management, may result in interruptions in our business activities, inconsistencies in our operations, standards, controls, procedures and policies, a decrease in the quality of our services and products, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the growth opportunities that are anticipated from the Rothsay and VION Acquisitions.

The benefits that we expect to achieve as a result of the Rothsay and VION Acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and optimize best practices. Our success in realizing these opportunities and the timing of this realization depends on the successful integration of the businesses and operations of Rothsay and Darling Ingredients International with our business and operations and the adoption of our respective best practices. Even if we are able to integrate the businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that substantial expenses will be incurred in connection with the integration of Rothsay and Darling Ingredients International, such expenses are difficult to estimate accurately, and may significantly exceed current estimates. Accordingly, the benefits from the acquisitions may be offset by unanticipated costs incurred or unanticipated delays in integrating the companies.

Our future results will suffer if we do not effectively manage our expanded operations resulting from the Rothsay and VION Acquisitions.

The Rothsay and VION Acquisitions will result in the expansion of our business lines and our geographic footprint. Without giving effect to the acquisitions, our business comprises primarily rendering and bakery feed operations, with production facilities located solely in the U.S. In addition to expanding our business operations into Canada, the Rothsay Acquisition has resulted in the expansion of our biodiesel operations through our operation of the commercial scale biodiesel plant located in Quebec, Canada that we acquired in connection with the Rothsay Acquisition. With Darling Ingredients International’s 67 production facilities, the completion of the VION Acquisition significantly extended our operations internationally, transforming us into a business with over 200 locations, including 140 production facilities, spread across five continents. Through the completion of the VION Acquisition, our business also expanded to cover a number of new products, including the production of gelatin, natural casings, renewable gas, renewable electricity, bio-phosphate and blood products (including plasma and hemoglobin), and we will increase the scale of our production of biodiesel and hides.

Given the expansions in product scale and product lines, as well as the international expansion that the acquisitions entail, our future success will depend greatly upon our ability to manage our expanded operations (including the efficient and timely integration of the new operations into our existing business) and our ability to successfully monitor our operations, product costs, regulatory compliance and service quality, and to maintain other necessary internal controls. Although the products from our existing business are also sold internationally, our management does not have any recent experience with overseeing production facilities located outside the U.S. and may confront various challenges in effectively monitoring the operations in all the production facilities acquired in the acquisitions. In addition, our management does not have any prior experience in certain of the product lines that have resulted from the acquisitions and will need to rely significantly on the experience of Darling Ingredients International’s personnel. Accordingly, there is no assurance that we will be able to successfully manage the expansion opportunities provided by the acquisitions, or that we will realize any operating efficiencies, revenue enhancements or other benefits from the acquisitions.

Risks Related to our Common Stock

The market price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock could fluctuate widely in response to numerous factors, many of which are beyond our control. During the period from November 30, 2012 to February 14, 2014, our common stock has fluctuated from a high of $23.84 per share to a low of $15.54 per share. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. In addition to the risk factors discussed in this report, the price and volume volatility of our common stock may be affected by:

•	actual or anticipated fluctuations in ingredient prices;

•	actual or anticipated variations in our operating results;

•	our earnings releases and financial performance;

•	changes in financial estimates or buy/sell recommendations by securities analysts;

•	the integration of Darling Ingredients International and Rothsay, the effect of those acquisitions on our business going forward and our ability to realize growth opportunities as a result therefrom;

•	our ability to repay our debt;

•	our access to financial and capital markets to refinance our debt;

•	performance of our joint venture investments, including the DGD Joint Venture;

•	our dividend policy;

•	market conditions in the industry and the general state of the securities markets;

•	investor perceptions of us and the industry and markets in which we operate;

•	governmental legislation or regulation;

•	currency and exchange rate fluctuations; and

•	general economic and market conditions, such as U.S. or global reactions to economic developments, including regional recessions, currency devaluations,or political unrest.

Future sales of our common stock or the issuance of other equity may adversely affect the market price of our common stock.

Except for certain restrictions agreed to with the underwriters in connection with our recently completed public offering of common stock, which restrictions expire in March 2014, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including our outstanding options, or otherwise, will dilute the ownership interest of our common stockholders.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Our common stock is an equity security and is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, the shares of common stock will rank junior to all of our indebtedness, including our trade debt, and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in a bankruptcy, liquidation or similar proceedings. Our existing indebtedness restricts, and future indebtedness may restrict, payment of dividends on the common stock.

Unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of the board and (ii) as a corporation, we are restricted under applicable Delaware law to making dividend payments and redemption payments only from legally available assets. Further, under our certificate of incorporation, there are no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions arising as to our common stock, subject only to the voting rights available to stockholders generally.

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" - "Senior Secured Credit Facilities" and "5.375% Senior Notes due 2022."

Our ability to pay any dividends on our common stock may be limited and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility and senior notes due 2022 and any indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met in the future, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

The issuance of shares of preferred stock could adversely affect holders of common stock, which may negatively impact your investment.

Our board of directors is authorized to cause us to issue classes or series of preferred stock without any action on the part of our stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred shares that may be issued, including the designations, preferences, limitations and relative rights senior to the rights of our common stock with respect to dividends or upon the liquidation, dissolution or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected. As of the date of this prospectus supplement, we have no outstanding shares of preferred stock but we have available for issuance 1,000,000 authorized but unissued shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 28, 2013, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of December 28, 2013, the Company operates over 130 processing and transfer facilities including the processing locations listed below.  All of the processing facilities are owned except for ten leased facilities and the Company owns or leases a network of transfer stations in the United States and Canada. As a result of the Rothsay and VION Acquisitions, the Company’s business is now conducted through a global network of over 200 locations, including 140 production facilities, across five continents. The following is a listing of the Company's material plants as of February 7, 2014 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Bastrop, Texas, United States	Animal By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Denderleeuw, Belgium	Animal By-Products
Dundas, Ontario	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Moorefield, Ontario	Animal By-Products
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
Son, Netherlands	Animal By-Products
Winnipeg, Manitoba	Animal By-Products

Food Ingredients Segment
Dubuque, Iowa United States	Gelatin
Gent, Belgium	Gelatin
Guangdong, China	Gelatin
Peabody, Massachusetts, United States	Gelatin
President Epitacio, Brazil	Gelatin
Wenzhou, China	Gelatin

Fuel Ingredients Segment
Montreal, Quebec	Biodiesel
Son, Netherlands	Bioenergy

Rent expense for our leased properties was $3.4 million in the aggregate in fiscal 2013.

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under our senior secured credit facilities.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 28, 2013 and December 29, 2012, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $35.5 million and $37.0 million, respectively.  The Company has insurance recovery receivables of approximately $8.8 million and $9.3 million as of December 28, 2013 and December 29, 2012, respectively, related to these liabilities. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area.  The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the "Tierra/Maxus Litigation").  In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances.  The damages being sought by the plaintiffs from the defendants are likely to be substantial.  On February 4, 2009, two of the defendants, Tierra Solutions, Inc. ("Tierra") and Maxus Energy Corporation ("Maxus"), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation.  Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey.  The Company is a party to a settlement in this matter pursuant to which it will pay the State of New Jersey $195,000 and be dismissed from the case. This amount was accrued in the first quarter of 2013. The Superior Court approved the settlement on December 12, 2013 and entered an order dismissing participating third-party defendants from the litigation. We have paid our settlement amount into escrow where it will be held by the Superior Court pending any appeal of the Superior Court’s order. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the EPA that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey.  In the letter, the EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site.  As of the date of this report, the Company has not agreed to participate in the funding group.  The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in July 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

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

	Market Price
Fiscal Quarter	High	Low
2013:
First Quarter	$18.73	$16.04
Second Quarter	$19.85	$16.53
Third Quarter	$21.46	$19.06
Fourth Quarter	$23.84	$19.29
2012:
First Quarter	$17.90	$13.27
Second Quarter	$17.63	$13.94
Third Quarter	$18.43	$16.05
Fourth Quarter	$18.50	$15.22

On February 19, 2014, the closing sales price of the Company's common stock on the NYSE was $19.90.  The Company has been notified by its stock transfer agent that as of February 19, 2014, there were 130 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2014.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from January 3, 2009 to December 28, 2013, assuming the investment of $100 on January 3, 2009 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED DECEMBER 28, 2013 PRICE / INDEX
400
350
300
250
200
150
100
50
0
January 3, 2009
January 2, 2010
January 1, 2011
December 31, 2011
December 29, 2012
December 28, 2013
DAR
DJPOL
RUSS 2K
AGRI FOOD
100.00
100.00
100.00
148.68
141.32
125.56
112.36
223.95
182.92
159.28
133.44
224.11
175.02
152.63
133.71
262.06
205.78
173.98
143.13
350.25
256.96
245.97
181.18

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 28, 2013, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	991,253	(1)	$9.78	10,286,222
Equity compensation plans not approved by security holders	–		–	–
Total	991,253		$9.78	10,286,222

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”) as approved by the Company’s stockholders.  See Note 14 of Notes to Consolidated Financial Statements for information regarding the material features of the 2012 Plan.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the related notes thereto.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	Fifty-two	Fifty-two	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 28,	December 29,	December 31,	January 1,	January 2,
	2013 (l)	2012 (k)	2011	2011 (j)	2010 (i)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,723,550	$1,701,429	$1,797,249	$724,909	$597,806
Cost of sales and operating expenses (a)	1,261,101	1,232,604	1,268,221	531,699	439,817
Selling, general and administrative expenses	170,825	151,713	136,135	68,042	61,062
Depreciation and amortization	98,787	85,371	78,909	31,908	25,226
Acquisition costs	23,271	—	—	10,798	468
Operating income	169,566	231,741	313,984	82,462	71,233
Interest expense (b)	38,108	24,054	37,163	8,737	3,105
Other (income)/expense, net, (c), (d), (e), (f)	(24,560)	(1,760)	2,955	3,382	1,249
Equity in net loss of unconsolidated subsidiary	(7,660)	2,662	1,572	—	—
Income from continuing operations before income taxes	163,678	206,785	272,294	70,343	66,879
Income tax expense	54,711	76,015	102,876	26,100	25,089
Net Income	$108,967	$130,770	$169,418	$44,243	$41,790
Basic earnings per common share	$0.91	$1.11	$1.47	$0.53	$0.51
Diluted earnings per common share	$0.91	$1.11	$1.47	$0.53	$0.51
Weighted average shares outstanding	119,526	117,592	114,924	82,854	82,142
Diluted weighted average shares outstanding	119,924	118,089	115,525	83,243	82,475
Other Financial Data:
Adjusted EBITDA (a), (g)	$268,353	$317,112	$392,893	$114,370	$96,459
Depreciation	66,691	57,305	50,891	26,328	21,398
Amortization	32,096	28,066	28,018	5,580	3,828
Capital expenditures (h)	118,307	115,413	60,153	24,720	23,638
Balance Sheet Data:
Working capital	$950,698	$158,578	$92,423	$30,756	$75,100
Total assets	3,244,133	1,552,416	1,417,030	1,382,258	426,171
Current portion of long-term debt	19,888	82	10	3,009	5,009
Total long-term debt less current portion	866,947	250,142	280,020	707,030	27,539
Stockholders’ equity	2,020,952	1,062,436	920,375	464,296	284,877

(a)	Fiscal 2011 through fiscal 2009 includes certain prior year immaterial amounts that have been reclassified to conform to fiscal 2013 and fiscal 2012 presentation.

(b)
Included in interest expense for fiscal 2013 is approximately $13.0 million for bank financing fees from an unutilized bridge facility. Fiscal 2012 includes the write-off of approximately $0.7 million in deferred loan costs as a result of the final payoff on the term loan portion of the Company's previous secured credit facilities. Included in interest expense for fiscal 2011 is approximately $4.9 million in deferred loan costs that were written off due to early payoff of a portion of a term loan from the Company's previous secured credit facilities and in fiscal 2010 is approximately $3.1 million for bank financing fees paid from a previous acquisition.

(c)	Included in other (income)/expense in fiscal 2010 is a write-off of deferred loan costs of approximately $0.9 million for the early termination of a previous senior credit agreement.

(d)	Included in other (income)/expense in fiscal 2010 is a write-off of property for fire and casualty losses of approximately $1.0 million for losses incurred in plant fires at two plant locations.

(e)	Included in other (income)/expense in fiscal 2012 are gain contingencies from insurance proceeds from fiscal 2012 and fiscal 2010 fire and casualty losses of approximately $4.7 million.

(f)	Included in other (income)/expense, net is a unrealized gain of approximately $27.5 million on a foreign currency forward hedge contracts.

(g)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles ("GAAP").  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at December 28, 2013.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$108,967	$130,770	$169,418	$44,243	$41,790
Depreciation and amortization	98,787	85,371	78,909	31,908	25,226
Interest expense	38,108	24,054	37,163	8,737	3,105
Income tax expense	54,711	76,015	102,876	26,100	25,089
Other, net	(24,560)	(1,760)	2,955	3,382	1,249
Equity in net loss of unconsolidated subsidiary	(7,660)	2,662	1,572	—	—
Adjusted EBITDA	$268,353	$317,112	$392,893	$114,370	$96,459

(h)
Excludes the capital assets acquired as part of the TRS acquisition and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million. Excludes the capital assets acquired as part of the RVO BioPur, LLC acquisition in fiscal 2012 of approximately $0.6 million. Also, excludes the capital assets acquired as part of the merger of Griffin Industries, Inc. (together with its subsidiaries "Griffin") and from Nebraska By-Products, Inc. of approximately $243.7 million in fiscal 2010. Finally, also excludes the capital assets acquired in fiscal 2009 from Boca Industries, Inc. and Sanimax USA, Inc. of approximately $8.0 million.

(i)
Subsequent to the date of acquisition, fiscal 2009 includes 45 weeks of contribution from the acquired assets of Boca Industries, Inc. and does not include any contribution from assets acquired from Sanimax USA, Inc. as the acquisition occurred on December 31, 2009.

(j)	Subsequent to the date of acquisition, fiscal 2010 includes 2 weeks of contribution from the Griffin Industries, Inc. assets and 31 weeks of contribution from the assets of Nebraska By-Products, Inc.

(k)	Subsequent to the date of acquisition, fiscal 2012 includes 29 weeks of contribution from the RVO BioPur, LLC assets.

(l)	Subsequent to the date of acquisition, fiscal 2013 includes 18 weeks of contribution from the TRS assets and 9 weeks of contribution from the assets of Rothsay.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion of the Company’s financial condition and operating results during fiscal 2013, prior to the VION Acquisition. In addition, our fiscal 2013 results only reflect contributions from Rothsay following the closing of the Rothsay Acquisition on October 28, 2013. Because of the anticipated material impact of the Rothsay Acquisition and the VION Acquisition on our financial condition and operating results going forward, the following discussion should not be read as indicative of future results. Further, our future financial performance and operating results are expected to differ materially from those of fiscal 2013, as discussed in this Item 7. See "Forward Looking Statements" and elsewhere in this report, and Item 1A of this report under the heading "Risk Factors."

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.  During fiscal 2013, the Company's operations were organized into two segments, Rendering, which includes the Company's Dar Pro Solutions® and the Rothsay brands, and Bakery (which includes the Company's Cookie Meal® brand).  See Note 21 of Notes to Consolidated Financial Statements.

Except as otherwise noted, the historical financial results discussed in this section do not include Darling Ingredients International results and they do not reflect the significant effect that the Rothsay Acquisition and VION Acquisition are expected to have on us, including significantly increased leverage and liquidity requirements. Accordingly, our historical information is of limited comparative value because, among other things, of the impact of the Rothsay Acquisition and the VION Acquisition.

Fiscal 2013 Overview

At December 28, 2013 and prior to the VION Acquistion on January 7, 2014, the Company was a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. and Canadian food industry.  The Company collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay, the rendering and biodiesel division of MFI, pursuant to the Acquisition Agreement between MFI and Darling dated August 23, 2013. Rothsay is a leading recycler of animal by-products and producer of biodiesel in Canada. Rothsay processes raw materials into finished products of fats and proteins and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. Prior to the Rothsay Acquisition, Darling had no facilities in Canada. This transaction not only adds significant scale by expanding Darling's geographic footprint into Canada, but also provides Darling with an opportunity for synergies through transferring best practices between Rothsay and our existing operations and improving operational efficiencies. With the Rothsay Acquisition, the Company operated over 130 processing and transfer facilities located throughout the United States and Canada to process raw materials into finished products such as protein (primarily MBM and PM), fats (primarily BFT, PG and YG), BBP and hides as well as a range of branded and value-added products. The Company sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  In fiscal 2013, all of the Company's finished products were commodities priced relative to competing commodities, primarily inedible corn, soybean oil, inedible corn oil and soybean meal.  For these commodities, finished product prices will track as to nutritional and industry value to the ultimate customer’s use of the product.  The Company's fiscal 2013 business and operations include nine weeks of contribution from the assets acquired in the Rothsay Acquisition as compared to no contributions from these assets in fiscal 2012. For additional information on the Company's business, see Item 1, "Business," and for additional information on the Company's 2013 segments, see Note 21 of Notes to Consolidated Financial Statements.

Fiscal 2013 was a year of tremendous growth for the Company. We focused on strategic, long-term opportunities while navigating through a difficult and volatile price resetting environment. Earnings performance moderated year-over-year, but even with this challenging commodity environment, the Company achieved the third best year in its 131 year history. The Company successfully commenced operation of its DGD Joint Venture with Valero, closed on and fully integrated the TRS food residuals and used cooking oil collection businesses, completed the acquisition of Rothsay and in early October announced the signing of a definitive agreement to acquire VION Ingredients, one of Europe's largest specialty ingredients and gelatin companies. The Company subsequently closed on the VION Acquisition on January 7, 2014.

The driver of fiscal 2013 performance in the Rendering segment was lower finished product prices for the Company's primary products. This was a result of significantly larger grain and oilseed crops globally, which ultimately pressured corn and protein prices. Finished product markets have now returned to more historical pricing averages.   Overall, raw material volumes for fat and bone for fiscal 2013 were up slightly relative to fiscal 2012, as the Company continued to grow with its core poultry suppliers, which more than offset the reduction in volumes from the Company's beef suppliers. The Company's restaurant services benefited from improved volumes as the U.S. economy strengthened and dining out normalized; however, used cooking oil margins continued to be challenged due to competition for raw material by the biofuel industry.  Energy costs for natural gas and diesel fuel in fiscal 2013, were marginally higher than 2012.  Overall operating costs were effectively managed and a strong capital improvement program was deployed.

The Bakery segment made a solid contribution during fiscal 2013, although earnings were considerably lower than in 2012. Input volumes improved for fiscal 2013 as compared to fiscal 2012. Cookie Meal®, which is the segments principal product, realized lower prices in fiscal 2013 relative to fiscal 2012. The price of Cookie Meal® tracks the price of corn, which on a bushel basis dropped 13.7% year-over-year. The Bakery segment was moderately protected by the Company’s corn derivatives positions for the year, but the impact of the Company’s raw material purchasing formulas in its Bakery segment supply contracts, which are based on the published market price of corn, significantly lagged the rapid decline of our finished product prices in the fourth quarter through the processing and sales cycles. The Company has continued its derivative positions in the Bakery segment into August 2014. These hedges may prove ineffective and we may discontinue or interrupt all or a portion of the hedging strategy at any time.

Operating income of $169.6 million decreased by $62.1 million in fiscal 2013 compared to fiscal 2012.  The continuing challenges faced by the Company as discussed below indicate there can be no assurance that operating results achieved by the Company in fiscal 2013 are indicative of future operating performance of the Company particularly in light of the Rothsay Acquisition and the VION Acquisition.

Summary of Critical Issues Faced by the Company during Fiscal 2013

•
Lower finished product prices for PM (pet food), BFT, PG, YG and corn in fiscal 2013 as compared to fiscal 2012 are a sign of decreased demand in domestic and export markets for PM (pet food), BFT, PG, YG and corn, which is used to price BBP. Corn prices were down as corn supplies have increased. These lower prices were partially offset by an overall increase in the prices of MBM and PM (feed grade). Overall, finished product prices were unfavorable to the Company's sales revenue, but this unfavorable result was partially offset by the positive impact on raw material cost, due to the Company's U.S. formula pricing arrangements with raw material suppliers, which index raw material cost to the prices of finished product derived from the raw material; provided, however, that during the fourth quarter of fiscal 2013 the formula pricing arrangements in the Company's Bakery segment supply agreements significantly lagged the rapid decline of finished product prices through the processing and sales cycles. The financial impact of finished goods prices on sales revenue and raw material cost is summarized below in Results of Operations. Comparative sales price information from the Jacobsen Index (the "Jacobsen"), an established U.S. trading exchange publisher used by management to monitor U.S. performance, is provided below in Summary of Key Indicators.

•
Higher raw material volumes were collected from the Company's poultry suppliers, partially offset by lower raw material volumes collected from the Company's beef suppliers during fiscal 2013 as compared to fiscal 2012. Management believes the decrease in raw material volume is due to a decrease in beef slaughter and processor rates by the Company's raw material suppliers during the year as a result of decreased demand. The financial impact of lower raw material volumes is summarized below in Results of Operations.

•	Energy prices for natural gas and diesel fuel increased in fiscal 2013 as compared to fiscal 2012. The financial impact of energy costs is summarized below in Results of Operations.

Summary of Critical Issues and Known Trends Faced by the Company in Fiscal 2014 and Thereafter

Critical Issues and Challenges

•
Integration of current year domestic acquisition activity, as well as significant international acquisition activity, may not achieve the desired growth and could result in unforeseen operating and integration difficulties that will require significant management resources for fiscal 2014 and into future periods.

•
Finished product prices for PM (pet food) BFT, PG, YG and corn (an indicator of BBP performance) decreased during fiscal 2013 as compared to fiscal 2012, while finished product prices for MBM and PM (feed grade) increased during fiscal 2013 as compared to fiscal 2012.  No assurance can be given that this decrease in commodity prices for certain of the Company's proteins and fats will not continue in the future or that commodity prices for various proteins and fats, including PM (pet food), BFT, PG , YG and corn, will not decrease further, as commodity prices are volatile by their nature.  A decrease in commodity prices for some or all of the Company's products could have a significant impact on the Company’s earnings for the remainder of fiscal 2014 and into future periods.

•
The Company collected higher raw material volumes in fiscal 2013 as compared to fiscal 2012, as slaughter and processor rates for the Company's poultry raw material suppliers increased. No assurance can be given that this increased activity from the Company's U.S. poultry raw material suppliers will continue in the future. If raw material suppliers in any country in which we collect raw materials reduce their slaughter and processing rates in the future there could be a negative impact on the Company's ability to obtain raw materials for the Company's operations.

•
From time to time certain markets for our products will close. Those markets may remain closed for an indefinite and unpredictable period of time and may then reopen. We may have little or no warning of either closures or reopenings. The closing and reopening of markets can have both a positive and negative impact on the Company's earnings in future periods, and therefore the impact cannot be predicted.

•
The Company consumes significant volumes of natural gas to operate boilers in its plants, which generate steam to heat raw material.  Natural gas represents a significant component of factory cost included in cost of sales.  The Company also consumes significant volumes of diesel fuel, principally in the North America, to operate its fleet of tractors and trucks used to collect raw material.  Diesel fuel represents a significant component of collection costs included in cost of sales.  Higher natural gas and diesel fuel prices were incurred during fiscal 2013 as compared to fiscal 2012. These prices can be volatile and there can be no assurance that these prices will not increase in the near future, thereby representing an ongoing challenge to the Company’s operating results for future periods.  A material increase in energy prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect the Company’s business, financial condition and results of operations.

Worldwide Government Energy and Trade Policies

•
As previously noted, prices for the Company’s finished products may be impacted by worldwide government policies relating to renewable fuels and GHG emissions, and programs such as RFS2 and tax credits for biofuels both in the U.S. and abroad may positively or negatively impact the demand for the Company’s finished products, depending on the government action that is taken. See the risk factor entitled "Our biofuels business may be affected by energy policies of U.S. and foreign governments" on page 23 for more information regarding RFS2 and how changes to these worldwide government policies could have a negative impact on the Company’s business, financial condition and results of operations.

•
The Company’s exports are subject to the imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries relating to the import of the Company’s MBM, BFT and YG. General economic and political conditions as well as the closing of borders by foreign countries to the import of the Company’s products due to animal disease or other perceived health or safety issues can result in a material adverse impact on the Company. As a result trade policies of both the U.S. and foreign countries could have a negative impact on the Company’s business, financial condition and results of operations.

Other Food Safety and Regulatory Issues

•
Effective August 1997, the FDA promulgated the BSE Feed Rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals. The intent of this rule is to prevent the spread of BSE, commonly referred to as "mad cow disease."  As noted above, in October 2009, the FDA began enforcing the Enhanced BSE Rule and the Company made capital expenditures and implemented new processes and procedures to be compliant with the Enhanced BSE Rule at all of the Company's U.S. operations.

Even though the export markets for U.S. beef rebounded to exceed pre-BSE levels and set records for volume in 2011 and value in 2012, most export markets remain closed to MBM derived from U.S. beef.  Continued concern about BSE in the U.S. or elsewhere may result in additional regulatory and market related challenges that may affect the Company's operations or increase the Company's operating costs.

•
With respect to U.S. human food, pet food and animal feed safety, the FDAAA was signed into law on September 27, 2007 as a result of Congressional concern for pet and livestock food safety, following the discovery in March 2007 of pet and livestock food that contained adulterated imported ingredients.  As previously noted, the FDAAA establishes the Reportable Food Registry. The impact of the FDAAA and implementation of the Reportable Food Registry on the Company, if any, will not be clear until the FDA finalizes its RFR Draft Guidance and the Draft CPG, neither of which were finalized as of the date of this report.  The Company believes that it has adequate procedures in place to assure that its finished products are safe to use in animal feed and pet food and the Company does not currently anticipate that the FDAAA will have a significant impact on the Company’s operations or financial performance.  Any pathogen, such as salmonella, that is correctly or incorrectly associated with the Company’s finished products could have a negative impact on the demands for the Company’s finished products.

In addition, on January 4, 2011 the FSMA was enacted into law.  As enacted, the FSMA gave the FDA new authorities, which became effective immediately. Included among these is mandatory recall authority for U.S. adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily.  As previously noted, the Company has followed the FSMA throughout its legislative history and implemented hazard prevention controls and other procedures that the Company believes will be needed to comply with the FSMA.  Such rule-making could, among other things, require the Company to amend certain of the Company’s other U.S. operational policies and procedures.  While unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA, the Company does not anticipate that the costs of compliance with the FSMA will materially impact the Company’s business or operations.

In 2014, as a result of the Rothsay Acquisition and the VION Acquisition, our operations will also be subject to significant regulation in the E.U (and the E.U. member states in which we operate), China, Australia, Argentina, Brazil and other foreign countries into which we export our products. Any significant change in governmental regulation of our facilities or products in any of these countries could have a material impact on our ability to distribute our products or operate our facilities profitably.

See the risk factor entitled "Our business may be affected by the impact of BSE and other food safety issues," beginning on page 28, for more information about BSE, including the Enhanced BSE Rule, and other food safety issues and their potential effects on the Company, including the potential effects of additional government regulations, finished product import and/or export restrictions by foreign governments, market price fluctuations for finished goods, reduced demand for beef and beef products by consumers and increases in operating costs resulting from BSE or other food-related concerns.

•
The emergence of diseases such as the 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic and other strains of avian influenza (such strains are collectively known as Bird Flu), including H5N1, H7N3, H7N9 and H10N8 strains of avian influenza, and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic.  As of the date of this report, neither these influenza strains nor SARS has been linked to a global disease pandemic among humans. Other diseases, such as the PED virus, that affect only certain species of animals and are not known to threaten human health, may spread easily and result in animal and economic losses to the animal industry.  The occurrence of Swine Flu, any Bird Flu, SARS, PED or any other disease in a region where we operate that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products. See the risk factor entitled “Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals” on page 30 for more information about these diseases.

These challenges indicate there can be no assurance that fiscal 2013 operating results are indicative of future operating performance of the Company. Further, because of the Rothsay Acquisition and the VION Acquisition, it is unlikely that our fiscal 2013 operating results are necessarily predictive of future operating results. In addition, because we are in the midst of integrating the Rothsay Acquisition and the VION Acquisition, we may discover new or unanticipated critical issues or trends that could have a material affect on our operations or financial results.

Results of Operations

Fifty-two Week Fiscal Year Ended December 28, 2013 (“Fiscal 2013”) Compared to Fifty-two Week Fiscal Year Ended December 29, 2012 (“Fiscal 2012”)

Summary of Key Factors Impacting Fiscal 2013 Results:

Principal factors that contributed to a $62.1 million decrease in operating income, which are discussed in greater detail in the following section, were:

•	Acquisition costs and expenses from current year acquisition activity,

•	Increases in payroll and related benefit costs,

•	Decrease in finished product prices, net of reduced raw material cost,

•	Decrease in yield, and

•	Increase in energy costs, primarily natural gas and diesel fuel.

These decreases were partially offset by:

•	Increase in poultry raw material volumes, and

•	Nine weeks of contribution from the acquisition of Rothsay.

Summary of Key Indicators of Fiscal 2013 Performance:
Principal indicators that management routinely monitored during Fiscal 2013 and compared to previous periods as an indicator of problems or improvements in operating results include:

•	Finished product commodity prices,

•	Raw material volume,

•	Production volume and related yield of finished product,

•	Energy prices for natural gas quoted on the NYMEX index and diesel fuel,

•	Collection fees and collection operating expenses, and

•	Factory operating expenses.
These indicators and their importance are discussed below in greater detail.
Finished Product Commodity Prices. Prices for finished product commodities that Darling produced in 2013 are reported each business day on the Jacobsen, an established agribusiness trading exchange price publisher. The Jacobsen reports U.S. industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which are end products of the Company's Rendering segment. During the first quarter of Fiscal 2012, the Jacobsen stopped reporting BBP, which is the end product of the Company's Bakery segment. As a result, the Company monitored prices for corn, which is a substitute commodity for BBP and generally indicative of BBP price performance. The Company regularly monitored Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's 2013 finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide data regarding international markets or forward or future period U.S. pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified U.S. location. Although the Company's U.S. prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded U.S. finished products may also sell at prices that may be higher than the closest related product quoted by the Jacobsen. During Fiscal 2013, the Company's actual sales prices by product trended with the reported Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2013, compared to average Jacobsen prices for Fiscal 2012 follow:

	Avg. Price Fiscal 2013	Avg. Price Fiscal 2012	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$434.03/ton	$405.58/ton	$ 28.45/ton	7.0%
Feed Grade PM (Carolina)	$503.86/ton	$483.78/ton	$ 20.08/ton	4.2%
Pet Food PM (Southeast)	$693.68/ton	$713.76/ton	$ (20.08/ton)	(2.8)%
BFT (Chicago)	$ 40.55/cwt	$ 43.83/cwt	$ (3.28/cwt)	(7.5)%
PG (Southeast)	$ 37.35/cwt	$ 42.71/cwt	$ (5.36/cwt)	(12.5)%
YG (Illinois)	$ 34.57/cwt	$ 37.31/cwt	$ (2.74/cwt)	(7.3)%
Bakery Segment:
Corn (Illinois)	$6.22/bushel	$7.21/bushel	$ (0.99/bushel)	(13.7)%

The overall decrease in average PM (pet food), BFT, PG, YG and corn prices in Fiscal 2013 had an unfavorable impact on revenue that was partially offset by an overall increase in average MBM and PM (feed grade) and the reduction to the Company's raw material cost resulting from our U.S. formula pricing arrangements, which compute raw material costs based upon the price of finished product.

During the fourth quarter of Fiscal 2013, the Company experienced a significant decline in all of its average commodity prices as compared to the third quarter of Fiscal 2013 due to a favorable harvest of corn and competing North American crops, which increased supply and reduced prices. The following table shows the average Jacobsen prices for the fourth quarter of Fiscal 2013 as compared to the average Jacobsen prices for the third quarter of Fiscal 2013.

	Avg. Price 4th Quarter 2013	Avg. Price 3rd Quarter 2013	Increase/(Decrease)	% Increase/(Decrease)
Rendering Segment:
MBM (Illinois)	$434.03/ton	$470.75/ton	$ (36.72/ton)	(7.8)%
Feed Grade PM (Carolina)	$470.68/ton	$543.30/ton	$ (72.62/ton)	(13.4)%
Pet Food PM (Southeast)	$584.15/ton	$680.69/ton	$ (96.54/ton)	(14.2)%
BFT (Chicago)	$ 34.79/cwt	$ 43.15/cwt	$ (8.36/cwt)	(19.4)%
PG (Southeast)	$ 30.69/cwt	$ 38.73/cwt	$ (8.04/cwt)	(20.8)%
YG (Illinois)	$ 27.70/cwt	$ 35.84/cwt	$ (8.14/cwt)	(22.7)%
Bakery Segment:
Corn (Illinois)	$4.33/bushel	$6.09/bushel	$(1.76/bushel)	(28.9)%

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

Production Volume and Related Yield of Finished Product. Finished product production volumes are the end result of the Company's production processes, and directly impact goods available for sale, and thus, become an important component of sales revenue. In addition, physical inventory turnover is impacted by both the availability of credit to the Company's customers and suppliers and reduced market demand, which can lower finished product inventory values. Yield on U.S. production is a ratio of production volume (pounds), divided by raw material volume (pounds) and provides an indication of effectiveness of the Company's U.S. production process. Factors impacting yield on production include the quality of raw material and warm weather during summer months, which rapidly degrades raw material. The quantities of finished products produced varies depending on the mix of raw materials used in production. For example, raw material from cattle yields more fat and protein than raw material from pork or poultry. Accordingly, the mix of finished products produced by the Company can vary from quarter to quarter depending on the type of raw material being received by the Company. Thus, the increased volume of poultry raw material and decreased volume of beef raw material in Fiscal 2013 resulted in decreased Fiscal 2013 yield. The Company cannot increase the production of protein or fat based on demand since the type of raw material available will dictate the yield of each finished product.

Energy Prices for Natural Gas Quoted on the NYMEX Index and Diesel Fuel. Natural gas and heating oil commodity prices are quoted each day on the NYMEX exchange for future months of delivery of natural gas and delivery of diesel fuel. The prices are important to the Company because natural gas and diesel fuel are major components of U.S. factory operating and collection costs and natural gas and diesel fuel prices are an indicator of achievement of the Company's business plan.

Collection Fees and Collection Operating Expense. In the U.S., the Company charges collection fees which are included in net sales. Each month the Company monitors both the collection fee charged to suppliers, which is included in net sales, and collection expense, which is included in cost of sales. The importance of monitoring collection fees and collection expense is that they provide an indication of achievement of the Company's business plan. Furthermore, management monitors collection fees and collection expense so that the Company can consider implementing measures to mitigate against unforeseen increases in these expenses.

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

Net Sales. The Company collects and processes animal by-products (fat, bones and offal), including hides, bakery residual and used cooking oil to produce its principal North American finished products of MBM, PM (feed grade and pet food), BFT, PG, YG, BBP and hides as well as a range of branded and value-added products. Sales are significantly affected by finished goods prices, quality and mix of raw material, and volume of raw material. Net sales include the sales of produced finished goods, collection fees, fees for grease trap services, and finished goods purchased for resale.

During Fiscal 2013, net sales were $1,723.6 million as compared to $1,701.4 million during Fiscal 2012. The Rendering segments' operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $777.9 million and $809.7 million of net sales for the year ended December 28, 2013 and December 29, 2012, respectively, and protein was approximately $552.9 million and $496.2 million of net sales for the year ended December 28, 2013 and December 29, 2012, respectively. The increase in Rendering segment sales of $51.7 million and the decrease in Bakery segment sales of $29.5 million accounted for the $22.2 million increase in sales. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in net sales due to acquisition of Rothsay	$32.4	$—	$—	$32.4
Increase in other sales	23.3	—	—	23.3
Increase in raw material volume	11.7	7.8	—	19.5
Purchase of finished product for resale	12.2	—	—	12.2
Increase/(decrease) in finished product prices	(19.6)	(36.5)	—	(56.1)
Decrease in yield	(8.3)	(0.8)	—	(9.1)
	$51.7	$(29.5)	$—	$22.2

Further detail regarding the $51.7 million increase in sales in the Rendering segment and the $29.5 million decrease in sales in the Bakery segment is as follows:

Rendering

Net Sales from Acquisition of Rothsay: The Company's net sales increased by $32.4 million in the Rendering segment as a result of nine weeks of contribution from the acquisition of Rothsay.

Other Sales: The $23.3 million increase in other Rendering segment sales was primarily due to increased revenues from the acquired TRS food residuals business and an increase in hide and pet food sales.

Raw Material Volume: Rendering volumes have increased Rendering segment sales by approximately $11.7 million, which is a result of an increase in slaughter and processor rates of the Company's poultry raw material suppliers that more than offset lower volumes from the Company's beef suppliers in Fiscal 2013 as compared to Fiscal 2012.

Purchases of Finished Product for Resale: The $12.2 million increase in sales resulted from the Company's purchasing more finished product for resale from third party suppliers in Fiscal 2013 as compared to the same period in Fiscal 2012. We purchase finished product from third party suppliers from time to time in order to complete a full shipment for a specific customer.

Finished Product Prices: Lower prices in the overall commodity market for soybean meal and soy oil, decreased demand from export and reduced corn values negatively impacted the Company's finished product prices for PM (pet food), BFT, PG and YG. The $19.6 million decrease in Rendering segment sales resulting from decreases in finished product prices for PM (pet food), BFT, PG and YG more than offset the increase in the finished product price for MBM and PM (feed grade). The market decreases were due to changes in supply/demand in the domestic and international markets for commodity proteins and fats, including PM (pet food), BFT, PG and YG, driven principally by the large Fiscal 2013 production of corn and soybeans.

Yield: The $8.3 million decrease in the Rendering segment yield is primarily due to a decrease in the relative portion of beef offal in the raw material collected during Fiscal 2013 as compared to Fiscal 2012, which impacted yields since beef offal is a higher yielding material than poultry and pork offal.

Bakery

Raw Material Volume: Bakery segment volumes have increased Bakery segment sales by approximately $7.8 million, which is due to production increases by the Company's commercial bakery suppliers in Fiscal 2013 as compared to the same period in Fiscal 2012.

Finished Product Prices: Lower prices in the commodity market for corn negatively impacted the Company's BBP finished product prices by approximately $36.5 million. The reason for the impact is that BBP formula contracts are priced relative to the price of corn. During the fourth quarter of fiscal 2013 the formula pricing arrangements in the Company's Bakery segment supply agreements significantly lagged the rapid decline of finished product prices through the processing and sales cycles.

Yield: The $0.8 million decrease in the Bakery segment yield is primarily due to a decrease in the relative portion of dry based bakery residuals collected during Fiscal 2013 as compared to the same period in Fiscal 2012, which impacted yields since dry based bakery residuals are a higher yielding material than moist bakery residuals and available blending stock.

Cost of Sales and Operating Expenses. Cost of North American sales and operating expenses include the cost of raw material, the cost of product purchased for resale and the cost to collect raw material, which includes diesel fuel and processing costs including natural gas. The Company utilizes both fixed and formula pricing methods for the purchase of raw materials. Fixed prices are adjusted where possible for changes in competitive circumstances. Significant changes in finished goods market conditions impact finished product inventory values, while raw materials purchased under formula prices are generally correlated with specific finished goods prices, except in rapidly declining markets which can result in a delay in matching raw material purchase prices and end product sale prices. Energy costs, particularly diesel fuel and natural gas, are significant components of the Company's cost structure. The Company has the ability to burn alternative fuels at a majority of its North American plants to help manage the Company's price exposure to volatile energy markets.

During Fiscal 2013, cost of sales and operating expenses were $1,261.1 million as compared to $1,232.6 million during Fiscal 2012. The increase in Rendering segment cost of sales and operating expenses of $42.2 million, offset by the decrease in Bakery segment cost of sales and operating expenses of $13.7 million, accounted for substantially all of the $28.5 million increase in cost of sales and operating expenses. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in other cost of sales	$30.2	$(5.5)	$(0.7)	$24.0
Increase in cost of sales and operating expense due to the Rothsay Acquisition	19.6	—	—	19.6
Purchase of finished product for resale	11.8	—	—	11.8
Increase in raw material volume	4.1	3.7	—	7.8
Increase in energy costs, primarily natural gas and diesel fuel	6.0	0.7	0.7	7.4
Decrease in raw material costs	(29.5)	(12.6)	—	(42.1)
	$42.2	$(13.7)	$—	$28.5

Further detail regarding the $42.2 million increase in cost of sales and operating expenses in the Rendering segment and the $13.7 million decrease in Bakery segment is as follows:

Rendering

Other Cost of Sales: The $30.2 million increase in other costs of sales is primarily due to increased costs from the acquired food residuals business of TRS, an increase in payroll and incentive-related benefits, an increase in repairs and maintenance expense, an increase in hide costs and other sales costs increases.

Costs of Sales and Operating Expenses from the Rothsay Acquisition: The Company's cost of sales and operating expenses increased by $19.6 million in the Rendering segment as a result of nine weeks of contribution from the Rothsay Acquisition.

Purchases of Finished Product for Resale: The $11.8 million increase in cost of sales resulted from the Company's purchasing more finished product for resale from third party suppliers in Fiscal 2013 as compared to Fiscal 2012.

Raw Material Volume: Production increases from the packers and processors who supply by-product we use as raw material resulted in higher raw material volumes available to be processed and formula pricing resulted in higher cost of sales of approximately $4.1 million.

Energy Costs: Natural gas and diesel fuel are major components of our North American factory and collection operating costs, respectively. During Fiscal 2013 energy costs, primarily natural gas and diesel fuel, were higher as compared to Fiscal 2012 and are reflected in the $6.0 million increase in cost of sales.

Raw Material Costs:  A portion of the Company’s North American volume of Rendering segment raw material is acquired on a formula basis.  Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG.  Although there was a higher demand for soybean meal and fish meal, which resulted in an increase in prices of the Company's finished products for MBM and PM (feed grade), the price decrease for our fats (BFT, PG and YG) and corresponding formula pricing more than offset the protein meal increase, resulting in a decrease in the cost of raw material of approximately $29.5 million in Fiscal 2013 as compared to Fiscal 2012.

Bakery

Raw Material Costs: The Company’s Bakery segment raw material is acquired on a formula basis. Under these formula arrangements, the cost of raw material is tied to the market value of corn. Since finished product prices overall for corn were lower in Fiscal 2013 as compared to the same period in Fiscal 2012, the Bakery segment raw material cost decreased approximately $12.6 million.

Other Costs of Sales:  The $5.5 million decrease in other costs of sales is mainly due to a reduction to cost of sales as a result of our corn hedging strategy, that was partially offset by an increase in payroll and incentive-related benefits and an increase in repairs and maintenance costs. See “Item 7A - Quantitative and Qualatative Disclosures about Market Risk”.

Raw Material Volume: Production increases from the Company's suppliers resulted in more by-product available for our use as raw material to be processed and formula pricing resulted in higher cost of sales of approximately $3.7 million.

Energy Costs: Natural gas is a component of factory operating costs. During Fiscal 2013, natural gas costs were higher as compared to Fiscal 2012 and are reflected in the $0.7 million increase in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $170.8 million during Fiscal 2013, a $19.1 million increase (12.6%) from $151.7 million during Fiscal 2012.  Selling, general and administrative expenses increased primarily due to the current year Rothsay Acquisition and payroll and related expense increases. The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in other	$2.8	$0.2	$5.2	$8.2
Payroll and related benefits expense	2.1	(0.2)	3.5	5.4
Increases in selling, general and administrative expense from nine weeks of contribution related to Rothsay	3.0	—	—	3.0
Increase in Oracle implementation costs	—	—	2.5	2.5
	$7.9	$—	$11.2	$19.1

Acquisition Costs.  Acquisition costs were $23.3 million during Fiscal 2013 and represent incurred acquisition related costs associated with the TRS acquisition that occurred in the third quarter as well as costs incurred in connection with the Rothsay Acquisition that occurred on October 28, 2013 and the VION Acquisition that occurred on January 7, 2014.

Depreciation and Amortization. Depreciation and amortization charges increased $13.4 million (15.7%) to $98.8 million during Fiscal 2013 as compared to $85.4 million during Fiscal 2012. The increase in depreciation and amortization is primarily due to a general increase in capital expenditures and an increase due to current year acquisition activity.

Interest Expense. Interest expense was $38.1 million during Fiscal 2013 compared to $24.1 million during Fiscal 2012, an increase of $14.0 million, primarily due to accrued bank fees of $13.0 million for an unutilized bridge facility and an increase in bank debt outstanding as a result of the Rothsay Acquisition, which was partially offset by an increase in capitalized interest in Fiscal 2013 as compared to Fiscal 2012.

Foreign Currency Gains/(Losses).  Foreign currency gains/(losses) were $28.1 million during Fiscal 2013 and primarily represent gains of approximately $27.5 million recorded on foreign currency forward contracts entered into to hedge against foreign exchange risks related to closing the VION Acquisition.

Other Income/Expense. Other expense was $3.5 million in Fiscal 2013 as compared to other income of $1.8 million in Fiscal 2012. This decrease in other income of $5.3 million is primarily due to lower insurance recovery proceeds in Fiscal 2013 as compared to Fiscal 2012 of approximately $1.9 million and a $2.4 million payment made in October 2013 pursuant to the terms of the Griffin purchase agreement to reimburse the Griffin shareholders for state income tax liability incurred by such shareholders as a result of the Company’s election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income /(Loss) in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the earnings of the DGD Joint Venture with Valero for Fiscal 2013. Net equity income was $7.7 million compared to a net equity loss of $2.7 million in Fiscal 2012. The $10.4 million increase in net equity income is a direct result of the DGD Joint Venture's commencement of production and sale of renewable diesel fuel in late June 2013 as compared to non-capitalized expenses during construction phase in Fiscal 2012.

Income Taxes. The Company recorded income tax expense of $54.7 million for Fiscal 2013, compared to income tax expense of $76.0 million recorded in Fiscal 2012, a decrease of $21.3 million, primarily due to a decrease in pre-tax earnings of the Company in Fiscal 2013. The effective tax rate for Fiscal 2013 and Fiscal 2012 is 33.4% and 36.8%, respectively. The difference from the federal statutory rate of 35% in Fiscal 2013 is primarily due to state taxes and the receipt of biofuel tax incentives from the DGD Joint Venture, which began production in June 2013. The difference in Fiscal 2012 is primarily due to to state taxes and the section 199 qualified domestic production deduction.

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
Finished Product Commodity Prices. In Fiscal 2012, prices for finished product commodities that the Company produces were reported each business day on the Jacobsen, an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for MBM, PM (both feed grade and pet food), BFT, PG and YG, which in fiscal 2012 were end products of the Company's Rendering segment. During the first quarter of Fiscal 2012, the Jacobsen stopped reporting BBP, which is the end product of the Company's Bakery segment. As a result, in Fiscal 2012 the Company reported prices for corn, which is a substitute commodity for BBP. In Fiscal 2012, the Company regularly monitored Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provided a daily indication of the Company's revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide forward or future period pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest related product quoted by Jacobsen. During Fiscal 2012, the Company's actual sales prices by product trended with the reported Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2012, compared to average Jacobsen prices for Fiscal 2011 follow:

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

During Fiscal 2012, net sales were $1,701.4 million as compared to $1,797.2 million during Fiscal 2011. The Rendering segment's operations processes animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $809.7 million and $950.8 million of net sales for the year ended December 29, 2012 and December 31, 2011, respectively, and protein was approximately $496.2 million and $447.7 million of net sales for the year ended December 29, 2012 and December 31, 2011, respectively. The decrease in Rendering segment sales of $95.2 million and the decrease in Bakery segment sales of $0.6 million accounted for the $95.8 million decrease in sales. The decrease in net sales was primarily due to the following (in millions of dollars):

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

Raw Material Volume: Rendering volumes decreased Rendering segment sales by approximately $27.2 million, which is a result of weaker slaughter and processor rates as a result of economic conditions in the animal processing industry in Fiscal 2012 as compared to Fiscal 2011.

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

Raw Material Volume: Lower Bakery segment volumes decreased Bakery segment sales by approximately $14.6 million, which is due to production cutbacks by the Company's commercial bakery suppliers.

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

Further detail regarding the $38.4 million decrease in cost of sales and operating expenses in the Rendering segment and the $1.5 million increase in Bakery segment is as follows:

Rendering

Raw Material Costs: A portion of the Company’s volume of Rendering segment raw material is acquired on a formula basis. Under a formula arrangement, the cost of raw material is tied to the finished product market for MBM, PM (both feed grade and pet food), BFT, PG and YG. Since finished product prices overall were lower in Fiscal 2012 as compared to the same period in Fiscal 2011, the raw material costs decreased $34.5 million.

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

Bakery

Raw Material Costs: The Company’s Bakery segment raw material is acquired on a formula basis. Under these formula arrangements, the cost of raw material is tied to the market value of corn. Since finished product prices overall for corn were higher in Fiscal 2012 as compared to the same period in Fiscal 2011, the raw material cost increased approximately $9.9 million.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $151.7 million during Fiscal 2012, a $15.6 million increase (11.5%) from $136.1 million during Fiscal 2011. Selling, general and administrative expenses increased primarily due to payroll and related expense increases and a Fiscal 2011 purchase accounting contingency gain that did not recur in Fiscal 2012. The increase in selling, general and administrative expenses is primarily due to the following (in millions of dollars):

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

Equity in Net Loss in Investment of Unconsolidated Subsidiary. Represents the Company's portion of the expenses of the DGD Joint Venture with Valero in Fiscal 2012. In Fiscal 2012 the net loss was $2.7 million compared to $1.6 million in Fiscal 2011. The $1.1 million increase in net loss was due to an increase in non-capitalized expenses during construction.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at February 7, 2014. On February 7, 2014, debt outstanding under our Amended Credit Agreement and our 5.375% Senior Notes due 2022 , as described below (the “5.375% Notes”), consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$335,526
Term Loan B	$1,289,418
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	247,488
Letters of credit issued	32,662
Availability	$719,850

Amended and Restated Senior Secured Credit Facilities. On January 6, 2014 (the "CA Closing Date"), Darling, Darling Canada and Darling International NL Holdings B.V. ("Darling NL") entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement") restating its then-existing Amended and Restated Credit Agreement dated September 27, 2013 (the "Former Credit Agreement") with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto. For more information regarding the Former Credit Agreement, see Note 11 of Notes to Consolidated Financial Statements.

At February 7, 2014, the Company had outstanding debt under a term loan A facility and revolving facility denominated in Canadian dollars of CAD$150.0 million and CAD$50.0 million, respectively.

In addition, at February 7, 2014, the Company had outstanding debt under a term loan B facility and revolving facility denominated in euros of €510.0 million and €35.0 million, respectively.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's existing $350.0 million term loan A facility (all of which has been borrowed and is currently outstanding), (ii) the Company's existing $1.0 billion five-year revolving loan facility (approximately $250.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) and (iii) a new $1.3 billion term loan B facility (collectively, the "Senior Secured Credit Facilities"). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur debt under ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities. Up to $350.0 million of the revolving loan facility is available to be borrowed by the Company in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed in Canadian dollars by Darling Canada and to be borrowed in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender by Darling NL and certain other foreign subsidiaries of Darling. On the CA Closing Date, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. Those borrowings under the term loan B facility are currently outstanding. The proceeds of the term loan B facility and a portion of the revolving loan facility were used to pay a portion of the consideration for the VION Acquisition by Darling and the revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.50% per annum or base rate/Canadian prime rate plus 1.50% per annum, subject to certain step-downs based on Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro term loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on our total leverage ratio. For term loan B loans, the LIBOR rate cannot be less than 0.75%.

•
As of February 7, 2014, the Company has borrowed all $350.0 million under the terms of the term loan A facility, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan facility. The term facility will mature on September 27, 2018.

•
As of February 7, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter of the closing date of the VION Acquisition and continuing until the last day of each quarter period ending immediately prior to the term loan B maturity date; and one final installment in the amount of the relevant term loan B facility then outstanding, due on the term loan B maturity date.

•
The Amended Credit Agreement contains various customary representations and warranties by Darling and its subsidiaries, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio, and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default.

•
Pursuant to the Second Amended and Restated Security Agreement, dated as of January 6, 2014 (the "Security Agreement"), by and among Darling, its domestic subsidiaries signatory thereto and any other domestic subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent, the Senior Secured Credit Facilities are secured, subject to certain carveouts and exceptions, by a first priority lien on substantially all of the assets of Darling and such domestic subsidiaries. The obligations of Darling Canada, Darling NL and any other foreign borrower under the Senior Secured Credit Facilities will also be secured by a first priority lien on certain assets of certain of Darling’s foreign subsidiaries organized in Canada, Belgium, Germany, the Netherlands and Brazil, subject to certain carveouts and exceptions.

•
Pursuant to the Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014 (the "Guaranty Agreement"), (a) the obligations of Darling under the Senior Secured Credit Facilities are guaranteed by certain of Darling’s wholly-owned domestic subsidiaries and (b) the obligations of Darling Canada, Darling NL and any other foreign borrower under the Senior Secured Credit Facilities are guaranteed by Darling and certain of its domestic and foreign wholly-owned subsidiaries, in each case subject to certain carveouts and exceptions.

5.375% Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a Purchase Agreement (the “Original Purchase Agreement”) with Goldman, Sachs & Co. ("Goldman Sachs") and J.P. Morgan Securities LLC ("J.P. Morgan"), for themselves and on behalf of BMO Capital Markets Corp. ("BMO" and together with Goldman Sachs and J.P. Morgan, the "Initial Purchasers"), for the sale of $500,000,000 aggregate principal amount of its 5.375% Notes. On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein, Darling AWS, Darling National, Darling Northstar, Darling Global Holdings, EV Acquisition, Griffin , Terra Holding and TRS (such subsidiaries, the "Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Notes and the Indenture and the Guarantors guaranteed the 5.375% Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Original Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO. Upon satisfaction of the escrow release conditions on the Notes Closing Date, the proceeds from the offering of the 5.375% Notes were released from the escrow account. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay the initial purchasers’ commission related to the offering of the 5.375% Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming our 8.5% Notes due 2018. For the terms of the 8.5% Notes due 2018, see Note 11 of Notes to Consolidated Financial Statements.

•
Darling used the remaining proceeds of the 5.375% Notes to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes, which may include the repayment of indebtedness.

•
The Purchase Agreement contains customary representations, warranties and agreements by Darling and the Guarantors. In addition, Darling and the Guarantors have agreed to indemnify the Initial Purchasers (as defined in the Original Purchase Agreement) against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"), or to contribute to payments the Initial Purchasers may be required to make because of any of those liabilities.

•
The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash.

•
The 5.375% Notes are currently guaranteed on an unsecured senior basis by the Guarantors, which constitute all of Darling’s existing restricted subsidiaries that guarantee the Amended Credit Agreement (other than Darling’s foreign subsidiaries). Under the Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

•
The 5.375% Notes will rank senior in right of payment to all existing and future debt of Darling that is expressly subordinated in right of payment to the 5.375% Notes. The 5.375% Notes will rank equally in right of payment with all existing and future liabilities of Darling that are not so subordinated. The 5.375% Notes will be effectively subordinated to all of the existing and future secured debt of Darling and the Guarantors, including debt under the Amended Credit Agreement, to the extent of the value of the assets securing such debt. The 5.375% Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

•
The guarantees by the Guarantors (the "5.375% Note Guarantees") will rank senior in right of payment to all existing and future debt of the Guarantors that is expressly subordinated in right of payment to the 5.375% Note Guarantees. The 5.375% Note Guarantees will rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated. The 5.375% Note Guarantees will be effectively subordinated to all of the existing and future secured debt of the Guarantors including debt under the Amended Credit Agreement, to the extent of the value of the assets securing such debt. Each Guarantee will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of such Guarantor that do not guarantee the 5.375% Notes.

•
Darling is not required to make any mandatory redemption or sinking fund payments with respect to the 5.375% Notes. However, under certain circumstances, Darling may be required to offer to purchase 5.375% Notes as described below. Darling may at any time and from time to time purchase 5.375% Notes in the open market or otherwise.

•
Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” means, with respect to any 5.375% Notes at any redemption date, the greater of: (i) 1.0% of the principal amount of such 5.375% Notes; and (ii) the excess, if any, of (A) the present value as of such redemption date of (1) the redemption price of such 5.375% Notes at January 15, 2017 (such redemption price being set forth in the table below), plus (2) all required interest payments due on such 5.375% Notes through January 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points, over (B) the principal amount of such 5.375% Notes.

•
On and after January 15, 2017, Darling may redeem all or, from time to time, a part of the 5.375% Notes (including any additional 5.375% Notes), at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the 5.375% Notes, if any, to, but excluding, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Percentage
2017	104.031%
2018	102.688%
2019	101.344%
2020 and thereafter	100.000%

•
In addition, prior to January 15, 2017, Darling may on one or more occasions redeem up to 40% of the original principal amount of the 5.375% Notes (calculated after giving effect to the issuance of any additional 5.375% Notes) with the net cash proceeds of one or more equity offerings at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that at least 50% of the original principal amount of the 5.375% Notes (calculated after giving effect to the issuance of any additional 5.375%

Notes) remains outstanding after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

•
If a Change of Control (as defined in the Indenture) occurs, unless Darling has exercised its right to redeem all the 5.375% Notes as described above, each holder will have the right to require Darling to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder’s 5.375% Notes at a purchase price in cash equal to 101% of the principal amount of the 5.375% Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

•
If Darling or its subsidiaries engage in certain Asset Dispositions (as defined in the Indenture), Darling generally must, within specific periods of time, either prepay, repay or repurchase certain of its or its restricted subsidiaries’ indebtedness or make an offer to purchase a principal amount of the 5.375% Notes and certain other debt equal to the excess net cash proceeds, or invest the net cash proceeds from such sales in additional assets. The purchase price of the 5.375% Notes will be 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

•
The Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchase of Darling’s capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling’s assets.

•
The Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the Indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding 5.375% Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 5.375% Notes issued under the Indenture to be due and payable immediately.

•
Holders of the 5.375% Notes have the benefit of registration rights. In connection with the assumption of the 5.375% Notes by Darling and the guarantee of the 5.375% Notes by the Guarantors, on the Notes Closing Date, Darling and the Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the "Original Registration Rights Agreement"), among Darling Escrow Sub, Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO, by entering into a Joinder to the Registration Rights Agreement, dated as of the Notes Closing Date (the "Registration Rights Agreement Joinder” and together with the Original Registration Rights Agreement, the “Registration Rights Agreement"), with Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO. Under the Registration Rights Agreement, Darling and the Guarantors have agreed to consummate a registered exchange offer for the 5.375% Notes under the Securities Act within 270 days after the Notes Closing Date. Darling and the Guarantors have agreed to file and keep effective for a certain time period under the Securities Act a shelf registration statement for the resale of the 5.375% Notes if an exchange offer cannot be effected and under certain other circumstances. Darling will be required to pay additional interest on the 5.375% Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.

Redemption of 8.5% Senior Notes due 2018. On December 17, 2010, Darling issued $250.0 million in aggregate principal amount of its 8.5% Senior Notes due 2018 (the "8.5% Notes") under an indenture with U.S. Bank National Association, as trustee. For the terms of the 8.5% Notes, see Note 11 of Notes to Consolidated Financial Statements. On February 7, 2014, Darling completed the redemption of all of the 8.5% Notes for $280.4 million, which included a redemption premium of approximately $27.3 million and accrued and unpaid interest of approximately $3.1 million, from the proceeds of the 5.375% Notes.  For a description of the terms of the 8.5% Notes, see Note 11 of Notes to Consolidated Financial Statements.

The classification of long-term debt in the Company’s December 28, 2013 consolidated balance sheet is based on the contractual repayment terms of the 8.5% Notes and debt issued under the former Credit Agreement.

As a result of our borrowings under our Amended Credit Agreement and the Indenture, we are highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement and the 5.375% Notes, and otherwise, we will rely in part on a combination of dividends, distributions and intercompany loan repayments from our direct and indirect U.S. and foreign subsidiaries. We are prohibited under the Amended Credit Agreement and the

Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on our subsidiaries’ ability to declare dividends or make other payments or distributions to us. We have also attempted to structure our consolidated indebtedness in such a way as to maximize our ability to move cash from our subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to our lenders as a Guarantor. Nevertheless, applicable laws under which our direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where we operate or where we import or export products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit our access to profits from our subsidiaries or otherwise negatively impact our financial condition and therefore reduce our ability to make required payments under our Amended Credit Agreement, our 5.375% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on our ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions.”

Working Capital and Capital Expenditures

On December 28, 2013, the Company had working capital of $950.7 million and its working capital ratio was 6.38 to 1 compared to working capital of $158.6 million and a working capital ratio of 2.20 to 1 on December 29, 2012.  The increase in working capital is primarily due to an increase in cash as a result of the proceeds from the issuance of 46,000,000 shares of Darling common stock on December 18, 2013. At December 28, 2013, the Company had unrestricted cash of $870.9 million and funds available under the revolving credit facility of $680.7 million, compared to unrestricted cash of $103.2 million and funds available under the revolving credit facility of $384.9 million at December 29, 2012.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities. For a summary of certain Company indebtedness at February 7, 2014, see the table “Certain Debt at February 7, 2014” above.

Net cash provided by operating activities was $210.7 million and $249.5 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, a decrease of $38.8 million due primarily to decrease in net income of approximately $21.8 million and changes in operating assets and liabilities that include a decrease in cash from income taxes refundable/payable of approximately $33.1 million that more than offset an increase in cash provided by accounts receivable of approximately $6.7 million and an increase in cash provided by inventory and prepaid expenses of approximately $17.3 million. Cash used by investing activities was $895.4 million during Fiscal 2013, compared to $153.8 million in Fiscal 2012, an increase of $741.6 million, primarily due to an increase in cash paid for acquisitions.  Net cash provided by financing activities was $1,457.4 million during Fiscal 2013 compared to cash used in financing activities of $31.4 million in Fiscal 2012, an increase in cash provided of $1,488.8 million primarily due to borrowings under the Amended Credit Agreement for the purchase of Rothsay and the proceeds from the issuance of stock used to pay a portion of the VION Acquisition in January 2014.

Capital expenditures of $118.3 million were made during Fiscal 2013 as compared to $115.4 million in Fiscal 2012, an increase of $2.9 million.  The increase is mainly due to the capital expenditures incurred by Rothsay since its acquisition date. As of December 28, 2013, the Company had spent approximately $32.3 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2015. The expected cost of this project will be approximately $40.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $4.7 million in Fiscal 2013, $3.1 million in Fiscal 2012 and $3.7 million in Fiscal 2011.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during Fiscal 2013, the Company has accrued approximately $7.4 million as of December 28, 2013 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 28, 2013.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.  It is likely that the Company’s funding obligations under its self insurance reserve will increase in the future as a result of the Rothsay Acquisition and VION Acquisition.

Based upon current actuarial estimates, the Company expects to make payments of approximately $2.0 million in order to meet minimum pension funding requirements to its U.S. and Canadian pension plans in fiscal 2014. In addition, the Company expects to make payments of approximately $7.4 million under the Darling Ingredients International pension plans in fiscal 2014.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made required and tax deductible discretionary contributions to its U.S. pension plans in Fiscal 2013 and Fiscal 2012 of approximately $4.0 million and $1.9 million, respectively.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and three have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $2.1 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Facility reached mechanical completion and began the production of renewable diesel in late June 2013.

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the DGD Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets, consisting of substantially all of the plant, property and equipment of the DGD Facility, to the Lender, and the DGD Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding. As of December 28, 2013, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $115.1 million on the consolidated balance sheet.

Financial Impact of VION Acquisition

On January 7, 2014, the Company acquired the VION Ingredients business division of VION Holding by purchasing all of the shares of the VION Companies. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 67 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood products and plasma meals, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a market leader in natural casings for the sausage industry with operations in Europe, China and the United States. The purchase price for the transaction was approximately €1.6 billion in cash. The purchase price was financed through (i) borrowings under the Amended Credit Agreement; (ii) proceeds from the Company’s $874.0 million public common stock offering; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the 5.375% Notes.

As a result of the VION Acquisition, the Company has a substantial amount of indebtedness, which could make it more difficult for us to satisfy our obligations to our financial lenders and our contractual and commercial commitments, limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all, require us to use a substantial portion of our cash flows from operations to pay principal and interest on our indebtedness instead of other purposes, thereby reducing the amount of our cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes, increase our vulnerability to adverse economic, industry and business conditions, expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to other, less leveraged competitors, and/or increase our cost of borrowing.

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in Fiscal 2013, as increased by anticipated cash flows from the Rothsay and VION Acquisitions, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: existing and unknown future limitations on the ability of our direct and indirect subsidiaries to upstream their profits to us for payments on our indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the United States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu, BSE, PED or other diseases associated with animal origin in the U.S. or elesewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry or value added products (including new or modified animal feed, H1N1 flu, Bird Flu, PED or BSE or similar or unanticipated regulations);  increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2014 and thereafter.  Because of the Rothsay and VION Acquisition, the cash flows from operating activities generated in Fiscal 2013 are likely not indicative of the future cash flows from operating activities that will be generated by the Company’s operations.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and cost related to the acquisition and integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

Each of the factors described above has the potential to adversely impact its liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

The principal products that the Company sells are commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in commodities prices, increases in energy prices or the impact of U.S. and foreign regulation, changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 28, 2013, except that long-term debt obligations and estimated interest payable are as of February 7, 2014 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$2,382,561	$29,333	$72,215	$552,438	$1,728,575
Operating lease obligations (c)	103,064	20,944	32,559	24,557	25,004
Capital lease obligations (c)	10,974	3,208	4,868	2,477	421
Estimated interest payable (d)	635,098	121,903	176,610	171,632	164,953
Purchase commitments (e)	25,082	25,082	—	—	—
Pension funding obligation (f)	9,307	9,307	—	—	—
Other obligations	142	88	54	—	—
Total	$3,166,228	$209,865	$286,306	$751,104	$1,918,953

(a)
The above table does not reflect uncertain tax positions at December 28, 2013. The Company's uncertain tax position is approximately $0.7 million. In addition, the above table does not reflect contractual obligations assumed in connection with the VION Acquisition.

(b)	Represents debt obligations outstanding as of February 7, 2014, which represents a more accurate reflection of our debt after the Rothsay and VION Acquisitions, including the payoff of the 8.5% Notes.

(c)	See Note 10 to the consolidated financial statements. This table does not reflect operating lease obligations assumed in connection with the VION Acquisition.

(d)
Interest payable was calculated using the current rate for the debt that was outstanding as of February 7, 2014 and includes the premium paid and accrued interest paid as part of the payoff of the 8.5% Notes.

(e)
Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases and do not reflect purchase commitments resulting from the VION Acquisition.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $2.0 million in required contributions to its U.S. and Canadian pension plans in fiscal 2014 and approximately $7.4 million in required pension contributions for Darling Ingredients International in fiscal 2014.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $11.1 million at the end of Fiscal 2013.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 28, 2013 relate to operating lease obligations, letters of credit, forward purchase agreements and employment agreements, and do not take into account obligations and commitments resulting from the VION Acquisition, which closed on January 7, 2014.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements at December 28, 2013 (in thousands):

Other commercial commitments:
Standby letters of credit	$32,662
Total other commercial commitments:	$32,662

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, including those of Rothsay, at December 28, 2013 the Company has commitments to purchase $25.1 million of commodity products, consisting of approximately $20.4 million of finished products and approximately $4.7 million of natural gas and diesel fuel, during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 28, 2013. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2014, in accordance with U.S. GAAP, but do not reflect purchase commitments resulting from the VION Acquisition..

Based upon underlying lease agreements, including those of Rothsay, at December 28, 2013 the Company is obligated to pay approximately $20.9 million for operating leases during fiscal 2014, which are not included in liabilities on the Company’s balance sheet at December 28, 2013.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP, but does not reflect lease obligations resulting from the VION Acquisition.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.

Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results.  In particular, management makes estimates regarding valuation of inventories, estimates of useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill, self-insurance, environmental and litigation reserves, pension liability, estimates of income tax expense and estimates of expense related to stock options granted.  Each of these estimates is discussed in greater detail in the following discussion.

Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and revenue is recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes revenue related to grease trap servicing and industrial residual removal in the fiscal month the trap service or industrial residual removal occurs.

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product manufacturing cost is calculated using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date, or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $65.1 million and $65.1 million at December 28, 2013 and December 29, 2012, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 2 to 6 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $66.7 million, $57.3 million and $50.9 million in fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 21 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 4 to 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 10 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $32.1 million, $28.1 million and $28.0 million in fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In Fiscal 2013, Fiscal 2012 and Fiscal 2011, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $666.6 million and $453.9 million at December 28, 2013 and December 29, 2012, respectively.  The net book value of intangible assets was approximately $588.7 million and $337.4 million at December 28, 2013 and December 29, 2012, respectively.

Goodwill Valuation

Goodwill and indefinite lived assets are tested for impairment annually as of the balance sheet date or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at the end of the fourth quarter of Fiscal 2013, Fiscal 2012 and Fiscal 2011, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of one of the Company's reporting units was approximately 24% greater than its carrying value, which was substantially less than the percentage by which the fair values of the Company's other seven reporting units with goodwill exceeded their carrying values.  It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of this reporting unit could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to this reporting unit was approximately $159.6 million.  The Company's management believes the biggest risk to this reporting unit is a prolonged economic slowdown that would impact raw material suppliers. Goodwill was approximately $701.6 million and $381.4 million at December 28, 2013 and December 29, 2012, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At December 28, 2013 and December 29, 2012, the reserves for self insurance, environmental and litigation contingencies aggregated to approximately $35.5 million and $37.0 million, respectively. The Company has insurance recovery receivables of approximately $8.8 million and $9.3 million, respectively, related to these liabilities.

Pension Liability

The Company provides retirement benefits to employees under separate final-pay noncontributory pension plans for salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. See Note 16 of Notes to Consolidated Financial Statements for summaries of North American pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 4.66% and 3.90% at December 28, 2013 and December 29, 2012, respectively.  The net periodic benefit cost for fiscal 2014 would increase by approximately $1.0 million if the discount rate was 0.5% lower at 4.2%.  The net periodic benefit cost for fiscal 2014 would decrease by approximately $0.9 million if the discount rate was 0.5% higher at 5.2%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 7.35% for Fiscal 2013 and Fiscal 2012, respectively.  During Fiscal 2013, the Company’s actual return on pension plan assets was a gain of $13.1 million or approximately 12.3% of pension plan assets as compared to Fiscal 2012 where the Company’s actual return on pension plan assets was a gain of $13.0 million or approximately 13.5% of pension plan assets.

The Company has recorded a net pension liability of approximately $11.1 million and $31.3 million at December 28, 2013 and December 29, 2012, respectively.  The Company’s net pension cost was approximately $3.9 million, $3.9 million and $3.2 million for the fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  The projected net periodic pension expense for fiscal 2014 is expected to decrease by approximately $2.5 million as compared to Fiscal 2013.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of income tax expense, the resulting tax liability and in future realization of deferred tax assets that arise from temporary differences between financial statement reporting and tax recognition of revenue and expense.  The Company’s deferred tax assets include a net operating loss carry-forward which is limited to approximately $0.7 million per year in future utilization due to the change in control resulting from the May 2002 recapitalization of the Company. Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will not be realized.

Stock Option Expense

The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended December 28, 2013, December 29, 2012 and December 31, 2011 of approximately $1.3 million, $1.0 million and $0.2 million, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU amends ASC Topic 740, Income Taxes The new standard requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The standard will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. The Company is currently assessing the impact, if any, the adoption of ASU 2013-11 will have on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words "believe," "anticipate," "expect," "estimate," "intend," "could," "may," "will," "should," "planned," "potential," and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report, including, without limitation, the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the

Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of our direct and indirect subsidiaries to upstream their profits to us for payments on our indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the United States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu, BSE, PED or other diseases associated with animal origin in the U.S. or elesewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the Enhanced BSE Rule; unforeseen new U.S. or foreign regulations affecting the rendering industry or value added products (including new or modified animal feed, H1N1 flu, Bird Flu, PED or BSE or similar or unanticipated regulations);  increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks affecting the Company are exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supplies and the price of natural gas and diesel fuel used in the Company’s plants.  Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines;  warm weather, which can adversely affect the quality of raw material processed and finished products produced;  and cold or severe weather, which can impact the collection of raw material.  Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale. Additionally, with acquisition of foreign entities we are exposed to foreign currency exchange risks, imposition of currency controls and the possibility of currency devaluation.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the Company's reporting currency. Interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance.  Some of the Company’s natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 28, 2013, the Company had natural gas swaps and corn options outstanding that qualified and were designated for hedge accounting as well as natural gas swaps, heating oil swaps and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In November 2013, the Company entered into foreign currency exchange forward contracts that did not qualify for hedge accounting to mitigate the foreign exchange rate risk of the expected acquisition price of the VION Acquisition. Under the terms of the exchange contracts, the Company exchanged U.S. dollars for €1.0 billion at a fixed weighted average price of approximately1.346 with a maturity date of early January 2014. At December 28, 2013, the Company recorded an other current asset of approximately $27.5 million on the balance sheet.

In fiscal 2013, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the first quarter of fiscal 2014.  As of December 28, 2013, the aggregate fair value of these natural gas swaps was $0.1 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its forecasted sales of BBP into the third quarter of fiscal 2014. As of December 28, 2013, the aggregate fair value of these corn option contracts was $2.3 million and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

Additionally, the Company had heating oil swaps that are marked to market because they did not qualify for hedge accounting at December 28, 2013.  The heating oil swaps had an insignificant aggregate fair value and are included in current other assets and accrued expenses at December 28, 2013.

As of December 28, 2013, the Company had forward purchase agreements in place for purchases of approximately $4.7 million of natural gas and diesel fuel in fiscal 2014.  As of December 28, 2013, the Company had forward purchase agreements in place for purchases of approximately $20.4 million of finished product in fiscal 2014.

Interest Rate Sensitivity

At December 28, 2013, the Company's fixed rate debt obligations consist of the 8.5% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 8.5%. On February 7, 2014, Darling completed the redemption of the 8.5% Notes for $280.4 million, which included a redemption premium of approximately $27.3 million and accrued and unpaid interest of approximately $3.1 million from the proceeds of the 5.375% Notes. The 5.375% Notes are not affected by changes in interest rates.

As of February 7, 2014, the Company has long-term debt of approximately $1.9 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $18.7 million.

Foreign Currency

Prior to fiscal 2013, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada with the closing of the Rothsay Acquisition. In addition, in January 2014, the Company acquired VION Ingredients with significant foreign operations. As a result of this increase in foreign activity, the Company expects to be affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen and the Argentine peso.

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

We have audited the accompanying consolidated balance sheets of Darling International Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling International Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling International Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Dallas, Texas
February 26, 2014

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling International Inc.:

We have audited Darling International Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). Darling International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Darling International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).

During 2013, Darling International Inc. acquired Terra Renewal Services (TRS) and Rothsay and management excluded from its assessment of the effectiveness of Darling International Inc.'s internal control over financial reporting as of December 28, 2013 TRS and Rothsay's internal control over financial reporting associated with total assets of $798.6 million and total revenues of $49.8 million included in the consolidated financial statements of Darling International Inc. and subsidiaries as of and for the year ended December 28, 2013.  Our audit of internal control over financial reporting of Darling International Inc. also excluded an evaluation of the internal control over financial reporting of TRS and Rothsay.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling International Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Dallas, Texas
February 26, 2014

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2013 and December 29, 2012
(in thousands, except share and per share data)

ASSETS	December 28, 2013	December 29, 2012
Current assets:
Cash and cash equivalents	$870,857	$103,249
Restricted cash	354	361
Accounts receivable, less allowance for bad debts of $2,241 at December 28, 2013 and $2,171 at December 29, 2012	112,844	98,131
Inventories	65,133	65,065
Income taxes refundable	14,512	—
Other current assets	46,513	10,847
Deferred income taxes	17,289	12,609
Total current assets	1,127,502	290,262

Property, plant and equipment, net	666,573	453,927
Intangible assets, less accumulated amortization of $105,070 at December 28, 2013 and $73,021 at December 29, 2012	588,664	337,402
Goodwill	701,637	381,369
Investment in unconsolidated subsidiary	115,114	62,495
Other assets	44,643	26,961
	$3,244,133	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,888	$82
Accounts payable, principally trade	43,742	54,014
Accrued expenses	113,174	77,588
Total current liabilities	176,804	131,684

Long-term debt, net of current portion	866,947	250,142
Other noncurrent liabilities	40,671	61,539
Deferred income taxes	138,759	46,615
Total liabilities	1,223,181	489,980

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 and 150,000,000 shares authorized, 165,261,003 and 118,622,650 shares issued at December 28, 2013 and December 29, 2012, respectively	1,653	1,186
Additional paid-in capital	1,454,250	603,836
Treasury stock, at cost; 993,578 and 807,659 shares at December 28, 2013 and December 29, 2012, respectively	(13,271)	(10,033)
Accumulated other comprehensive loss	(29,423)	(31,329)
Retained earnings	607,743	498,776
Total stockholders’ equity	2,020,952	1,062,436
	$3,244,133	$1,552,416

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 28, 2013
(in thousands, except per share data)

	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$1,723,550	$1,701,429	$1,797,249
Costs and expenses:
Cost of sales and operating expenses	1,261,101	1,232,604	1,268,221
Selling, general and administrative expenses	170,825	151,713	136,135
Depreciation and amortization	98,787	85,371	78,909
Acquisition costs	23,271	—	—
Total costs and expenses	1,553,984	1,469,688	1,483,265
Operating income	169,566	231,741	313,984

Other expense:
Interest expense	(38,108)	(24,054)	(37,163)
Foreign currency gains/(losses)	28,107	—	—
Other income/(expense), net	(3,547)	1,760	(2,955)
Total other expense	(13,548)	(22,294)	(40,118)

Equity in net income/(loss) of unconsolidated subsidiary	7,660	(2,662)	(1,572)
Income from operations before income taxes	163,678	206,785	272,294
Income taxes	54,711	76,015	102,876

Net income	$108,967	$130,770	$169,418

Net income per share:
Basic	$0.91	$1.11	$1.47
Diluted	$0.91	$1.11	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three years ended December 28, 2013
(in thousands)

	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$108,967	$130,770	$169,418
Other comprehensive income (loss), net of tax:
Foreign currency translation	(14,502)	—	—
Pension adjustments	15,140	(1,169)	(10,146)
Natural gas swap derivative adjustments	127	391	(482)
Corn option derivative adjustments	1,141	194	—
Interest rate swap derivative adjustments	—	159	712
Total other comprehensive income (loss), net of tax	1,906	(425)	(9,916)
Total comprehensive income	$110,873	$130,345	$159,502

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 28, 2013
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2011	92,559,671	$930	$290,106	$(4,340)	$(20,988)	$198,588	$464,296
Net income	—	—	—	—	—	169,418	169,418
Pension liability adjustments, net of tax	—	—	—	—	(10,146)	—	(10,146)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	712	—	712
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(482)	—	(482)
Issuance of non-vested stock	174,285	2	2,538	—	—	—	2,540
Stock-based compensation	—	—	492	—	—	—	492
Tax benefits associated with stock-based compensation	—	—	1,125	—	—	—	1,125
Treasury stock	(88,364)	—	—	(1,248)	—	—	(1,248)
Issuance of common stock	24,402,846	244	293,424	—	—	—	293,668
Balances at December 31, 2011	117,048,438	$1,176	$587,685	$(5,588)	$(30,904)	$368,006	$920,375
Net income	—	—	—	—	—	130,770	130,770
Pension liability adjustments, net of tax	—	—	—	—	(1,169)	—	(1,169)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	159	—	159
Natural gas swap derivative adjustment, net of tax	—	—	—	—	391	—	391
Corn option derivative adjustment, net of tax	—	—	—	—	194	—	194
Issuance of non-vested stock	486,697	5	6,808	—	—	—	6,813
Stock-based compensation	—	—	3,727	—	—	—	3,727
Tax benefits associated with stock-based compensation	—	—	2,652	—	—	—	2,652
Treasury stock	(264,275)	—	—	(4,445)	—	—	(4,445)
Issuance of common stock	544,131	5	2,964	—	—	—	2,969
Balances at December 29, 2012	117,814,991	$1,186	$603,836	$(10,033)	$(31,329)	$498,776	$1,062,436
Net income	—	—	—	—	—	108,967	108,967
Pension liability adjustments, net of tax	—	—	—	—	15,140	—	15,140
Natural gas swap derivative adjustment, net of tax	—	—	—	—	127	—	127
Corn option derivative adjustment, net of tax	—	—	—	—	1,141	—	1,141
Foreign currency translation adjustments, net of tax	—	—	—	—	(14,502)	—	(14,502)
Issuance of non-vested stock	387,681	4	6,535	—	—	—	6,539
Stock-based compensation	—	—	50	—	—	—	50
Tax benefits associated with stock-based compensation	—	—	1,138	—	—	—	1,138
Treasury stock	(185,919)	—	—	(3,238)	—	—	(3,238)
Issuance of common stock	46,250,672	463	842,691	—	—	—	843,154
Balances at December 28, 2013	164,267,425	$1,653	$1,454,250	$(13,271)	$(29,423)	$607,743	$2,020,952

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 28, 2013
(in thousands)

	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$108,967	$130,770	$169,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,787	85,371	78,909
Deferred income taxes	24,593	10,338	24,702
Loss/(gain) on sale of assets	(1,245)	1,099	622
Gain on insurance proceeds from insurance settlement	(1,981)	(4,272)	—
Increase/(decrease) in long-term pension liability	(9,010)	2,790	(895)
Stock-based compensation expense	9,433	8,904	3,932
Write-off deferred loan costs	—	725	4,920
Deferred loan cost amortization	3,451	3,042	3,324
Equity in net (income)/loss of unconsolidated subsidiary	(7,660)	2,662	1,572
Unrealized gain on foreign currency hedge	(27,516)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,424	(2,324)	(10,086)
Escrow receivable	—	—	16,267
Income taxes refundable	(15,316)	17,845	(15,568)
Inventories and prepaid expenses	2,059	(15,168)	(5,760)
Accounts payable and accrued expenses	8,521	3,923	(29,083)
Other	13,214	3,832	(1,410)
Net cash provided by operating activities	210,721	249,537	240,864
Cash flows from investing activities:
Capital expenditures	(118,307)	(115,413)	(60,153)
Acquisitions, net of cash acquired	(734,075)	(3,000)	(1,754)
Investment in unconsolidated subsidiary	(44,959)	(43,424)	(23,305)
Gross proceeds from sale of property, plant and equipment and other assets	2,358	3,870	1,529
Proceeds from insurance settlement	1,981	4,272	—
Payments related to routes and other intangibles	(2,423)	(137)	—
Net cash used in investing activities	(895,425)	(153,832)	(83,683)
Cash flows from financing activities:
Proceeds from long-term debt	344,704	—	—
Payments on long-term debt	(580)	(30,032)	(270,009)
Borrowings from revolving credit facility	293,235	—	131,000
Payments on revolving credit facility	(5,000)	—	(291,000)
Deferred loan costs	(13,320)	—	(399)
Issuance of common stock	840,558	72	293,117
Minimum withholding taxes paid on stock awards	(3,289)	(4,084)	(1,281)
Excess tax benefits from stock-based compensation	1,138	2,652	1,125
Net cash provided/(used) in financing activities	1,457,446	(31,392)	(137,447)
Effect of exchange rate changes on cash and cash equivalent	(5,134)	—	—
Net increase/(decrease) in cash and cash equivalents	767,608	64,313	19,734
Cash and cash equivalents at beginning of year	103,249	38,936	19,202
Cash and cash equivalents at end of year	$870,857	$103,249	$38,936
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$1,163	$—	$—
Cash paid during the year for:
Interest, net of capitalized interest	$21,554	$20,181	$28,690
Income taxes, net of refunds	$31,405	$43,491	$88,241
Non-cash financing activities
Debt issued for service contract assets	$—	$226	$—

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling International Inc., a Delaware corporation ("Darling", and together with its subsidiaries, the “Company”), is a leading provider of rendering, used cooking oil and bakery residual recycling and recovery solutions to the U.S. and Canadian food industry.  Darling collects and recycles animal by-products, bakery residual and used cooking oil from poultry and meat processors, commercial bakeries, grocery stores, butcher shops, and food service establishments and provides grease trap cleaning services to many of the same establishments.  The Company operates over 130 processing and transfer facilities located throughout the United States and Canada to process raw materials into finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), hides, fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")) and bakery by-products ("BBP") as well as a range of branded and value-added products.  The Company sells these products domestically and internationally, primarily to producers of animal feed, pet food, fertilizer, bio-fuels and other consumer and industrial ingredients including oleo-chemicals, soaps and leather goods for use as ingredients in their products or for further processing.  As further discussed in Note 2, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). The Company's fiscal 2013 year end results include 9 weeks of contribution from the assets acquired in the Rothsay Acquisition. The Company's operations are currently organized into two segments: Rendering and Bakery. For additional information on the Company’s segments, see Note 21.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2013, the 52 weeks ended December 29, 2012, and the 52 weeks ended December 31, 2011.

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

Inventories are stated at the lower of cost or market.  Cost is primarily determined using the first-in, first-out (FIFO) method.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(6)	Long Lived Assets

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of assets:  1) Buildings and improvements, 15 to 30 years; 2) Machinery and equipment, 3 to 10 years; 3) Vehicles, 3 to 8 years; and 4) Aircraft, 7 to 10 years.

Maintenance and repairs are charged to expense as incurred and expenditures for major renewals and improvements are capitalized.

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin").  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, consulting and leasehold agreements are amortized over the term of the agreement.

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2013, 2012 and 2011 no such events occurred requiring that the Company perform testing of its long-lived assets for impairment.

(8)	Goodwill

Goodwill and indefinite lived assets are tested for impairment annually as of the balance sheet date or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2013, 2012 and 2011, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $701.6 million and $381.4 million at December 28, 2013 and December 29, 2012, respectively.  See Note 7 for further information on the Company’s goodwill.

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

The Company periodically assesses whether it is more likely than not that it will be able to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for taxable income in future years.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority. Adjustments are made to the reserves for uncertain tax positions when facts and circumstances change or additional information is available. Judgment is required to assess the impact of ongoing audits conducted by tax authorities in determining the Company’s consolidated income tax provision. The Company recognizes accrued interest and penalties on tax related matters as a component of income tax expense.

(11)	Earnings per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares with participation rights outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method. As a result of the use of the weighted average number of shares outstanding during the period, the full effect of the issuance of 46,000,000 shares during the fourth quarter as discussed in Note 14, is not included in the below earnings per share calculations for fiscal 2013.

	Net Income per Common Share (in thousands)
		December 28,			December 29,			December 31,
		2013			2012			2011
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income	$108,967	119,526	$0.91	$130,770	117,592	$1.11	$169,418	114,924	$1.47

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	848	—	—	806	—	—	972	—
Less: Pro-forma treasury shares	—	(450)	—	—	(309)	—	—	(371)	—
Diluted:
Net income	$108,967	119,924	$0.91	$130,770	118,089	$1.11	$169,418	115,525	$1.47

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

For fiscal 2013, 2012 and 2011, respectively, 135,733, 207,890 and 63,272 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2013, 2012 and 2011, respectively, 57,257, 105,486 and 330,268 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(12)	Stock Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Total stock-based compensation recognized in the statement of operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was approximately $9.4 million, $8.9 million and $3.9 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $3.7 million, $3.5 million and $1.9 million, respectively.  See Note 14 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.  For the year ended December 28, 2013, December 29, 2012 and December 31, 2011 the Company recognized $1.1 million, $2.7 million and $1.1 million as an increase in financing cash flows related to such deductions.

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

If it is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that exist at the date of the financial statements will change in the near term due to one or more future confirming events, and the effect of the change would be material to the financial statements, the Company will disclose the nature of the uncertainty and include an indication that it is at least reasonably possible that a change in the estimate will occur in the near term.  If the estimate involves certain loss contingencies, the disclosure will also include an estimate of the probable loss or range of loss or state that an estimate cannot be made.

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's term loans and revolver borrowings outstanding at December 28, 2013, as described in Note 11 have a fair value based on market valuation from a third-party bank. At December 28, 2013, the Company's term loans had a fair value of approximately $341.7 million compared to a carrying amount of $340.0 million and the Company's revolving loans had a fair value of approximately $282.4 million compared to a carry amount of $286.7 million at December 28, 2013. The Company had no term and revolving borrowings outstanding at December 29, 2012. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value and all other financial instruments' fair values have been disclosed in Note 18.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(15)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates.  The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Inventory swaps and options are entered into with the intent of managing seasonally high concentrations of MBM, PM, BFT, PG, YG and BBP inventories by reducing the potential impact of changing prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the Company's reporting currency.

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies.  If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Hedge accounting treatment ceases if or when the hedge transaction is no longer probable of occurring or the hedge relationship correlation no longer qualifies for hedge accounting.

At December 28, 2013, the Company had natural gas swaps and corn options outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

(16)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and revenue is recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes revenue related to grease trap servicing and industrial residual removal in the fiscal month the trap service or industrial residual removal occurs.

(17)	Related Party Transactions

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation ("Valero") to form Diamond Green Diesel Holdings LLC (the "DGD Joint Venture"). The Company has related party sale transactions with the DGD Joint Venture. Additionally, Darling through its wholly-owned subsidiary Griffin Industry LLC ("Griffin"), leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company’s Executive Vice President – Chief Operations Officer, North America.  See Note 10 and Note 23 for further information on the Company's related party transactions.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at daily or average monthly exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $14.5 million in fiscal year 2013 and no currency translation in fiscal years 2012 and 2011. In addition, the Company incurred foreign currency gains in the statement of operations of approximately $28.1 million in fiscal 2013 with $27.5 million representing an unrealized gain on a hedge transaction, which is included in other assets on the balance sheet.

(19)	Reclassification

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    ACQUISITIONS

On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay for approximately CAD $640.2 million (approximately USD$612.6 million at the exchange rate of CAD$1.00:USD$0.9569) comprised of cash of CAD$644.5 million less a contingent receivable of approximately CAD$4.3 million due to over payment for working capital, which was returned by MFI in fiscal 2014. The cash portion of the Rothsay Acquisiton was funded through a combination of borrowings under Darling's senior secured revolving credit facility and term loan facility. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. The Rothsay Acquisition not only adds significant scale by expanding the Company's geographic footprint into Canada, but also provides the Company with an opportunity for synergies through transferring best practices between Rothsay and the Company's existing operations and improving efficiencies.

The amount of Rothsay's revenue and net income/loss included in the Company’s consolidated statement of operations for the year ended December 28, 2013 were $32.4 million and a loss of approximately $7.3 million, which includes certain acquisition costs allocated to the business, respectively.

As a result of the Rothsay Acquisition, effective October 28, 2013, the Company began including the operations of Rothsay into the Company's consolidated financial statements.  The following table presents selected pro forma information, for comparative purposes, assuming the Rothsay Acquisition had occurred on January 1, 2012 for the periods presented (unaudited) (in thousands, except per share data):

	December 28, 2013	December 29, 2012
Net sales	$1,920,960	$1,928,840
Income from continuing operations	194,834	229,963
Net income	129,218	145,836
Earnings per share
Basic	$1.08	$1.24
Diluted	$1.08	$1.23

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Rothsay Acquisition actually occurred on January 1, 2012.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Rothsay Acquisition as of October 28, 2013 (in thousands):

Accounts receivable	$13,220
Inventory	5,479
Other current assets	312
Property and equipment	139,304
Identifiable intangibles	240,386
Goodwill	261,668
Accounts payable	(12,159)
Accrued expenses	(5,701)
Deferred tax liability	(15,031)
Capital lease obligations	(10,741)
Other non-current liabilities	(4,102)
Purchase price, net of cash acquired	$612,635

The $261.7 million of goodwill was assigned to the rendering segment 75% of which is expected to be deductible for tax purposes.  Identifiable intangibles include definite lived intangible assets including routes of approximately $172.6 million with a weighted average useful life of 21 years, $55.6 million in permits with a weighted average useful life of 13 years, trade names of approximately $9.0 million with a weighted average useful life of 4 years and $3.2 million in non-compete with a weighted average useful life of 7 years. As a result of the complexity and timing of the Rothsay Acquisition, the Company is still assessing the assets acquired and accrued liabilities assumed thus, the final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented above with a corresponding adjustment to goodwill.

The Company also incurred selling and general administrative expenses as part of the Rothsay Acquisition for consulting and legal expenses in the amount of approximately $10.8 million.  Additionally, approximately $14.4 million was capitalized as deferred loan costs, which are included in other assets on the Company’s consolidated balance sheets in fiscal 2013.

The Company notes the acquisitions discussed below are not considered related businesses, therefore are not required to be treated as a single business combination.  Pro forma results of operations for these acquisitions have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to revenues and net income of the Company for any fiscal period presented.

On August 26, 2013, a wholly-owned subsidiary of Darling, Darling AWS LLC, a Delaware limited liability company, acquired all of the shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction"). The Terra Transaction will increase the Company's rendering portfolio by adding to the Company's existing rendering segments grease collection businesses and adds an industrial residuals business as a new line of service for the Company's rendering raw material suppliers within the rendering segment.

Effective August 26, 2013, the Company began including the operations acquired in the Terra Transaction into the Company's consolidated financial statements.  The Company paid approximately $121.4 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $27.7 million, intangible assets of $46.2 million, goodwill of $65.0 million, deferred tax liability of $24.1 million and working capital of $6.6 million on the closing date.  The goodwill from the Terra Transaction was assigned to the Rendering segment and is not deductible for tax purposes, though TRS has approximately $5.2 million of goodwill deductible for tax purposes related to prior acquisitions. The identifiable intangibles have a weighted average life of 12 years. Final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented above with a corresponding adjustment to goodwill.

On June 8, 2012, the Company completed its acquisition of substantially all of the assets of RVO BioPur, LLC ("BioPur") for approximately $3.0 million including property plant and equipment of $0.6 million and intangible assets of $2.4 million. Headquartered in Waterbury, Connecticut, BioPur provides used cooking oil collection and grease trap services to restaurants and food service establishments in the New England area of the Company's existing East coast operations. The identifiable intangibles have a weighted average life of 9 years.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 3.    SUBSEQUENT EVENTS

On January 6, 2014 (the "CA Closing Date"), Darling, Darling International Canada Inc. ("Darling Canada") and Darling International NL Holdings B.V. ("Darling NL") entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For additional information on the Company’s Amended Credit Agreement, see Note 11.

On January 2, 2014, the Company issued for sale $500,000,000 aggregate principal amount of its Senior Notes due 2022 (the "5.375% Notes"), which were offered in a private offering in connection with the January 7, 2014 acquisition of the VION Ingredients business division of VION Holding, N.V. as further described below. The 5.375% Notes were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"). For additional information on the Company's 5.375% Notes, see Note 11.

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 67 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood products and plasma meals, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a market leader in natural casings for the sausage industry with operations in Europe, China and the United States. The purchase price for the transaction was approximately €1.6 billion in cash. The purchase price was financed through (i) borrowings under the Company’s senior secured revolving credit facility and term loan facilities; (ii) proceeds from the Company’s $874.0 million public common stock offering; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the Company’s 5.375% Notes, that closed on January 2, 2014.

In connection with the closing of the VION Acquisition, in January 2014, the Company made awards of Performance Units and common stock under the Company’s 2012 Omnibus Incentive Plan to certain of the Company’s executives selected by the Compensation Committee of the Company’s Board of Directors. For North American-based executives, each award was in the form of “Performance Units” for a specified number of shares of common stock of the Company. For European-based executives, each award was in the form of a combination of fully vested shares (representing 25% of the total award), and Performance Units for a specified number of shares common stock of the Company (representing the other 75% of the award). The awards covered an aggregate of 975,000 shares of the Company’s common stock. Performance Units will vest in three equal installments on the first, second and third anniversaries of the closing of the VION Acquisition based on attainment of specified levels of adjusted EBITDA for the Company and/or Darling Ingredients International for fiscal years 2014, 2015 and 2016, respectively. If the target level of adjusted EBITDA for the fiscal year for both the Company and/or Darling Ingredients International is not achieved, the installment for the related vesting date will be forfeited. Generally, an award recipient must remain employed with the Company and its subsidiaries through each vesting date to become vested in the award on that vesting date, subject to the performance requirements described above. If an award recipient terminates employment before a vesting date for any reason other than death or disability, any unvested portion of the award will be forfeited. In case of termination of employment due to death or disability, a prorated portion (based upon the award recipient’s actual period of service prior to the vesting date) of the award will vest on each vesting date based on actual performance results.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The following table presents pro forma condensed balance sheet information for the Company with the pro forma effect of estimated purchase price allocation of the VION Acquisition as of December 28, 2013 (unaudited) (in thousands):

December 28, 2013
Current assets	$2,338,185
Property, plant and equipment, net	1,428,590
Intangible assets, net	1,205,381
Goodwill	1,451,570
Other long-term assets	224,269
Total assets	$6,647,995

Current liabilities	$724,760
Debt	2,316,947
Other long-term liabilities	742,272
Stockholders' equity	2,864,016
Total liabilities and stockholders' equity	$6,647,995

The following table presents selected pro forma information, for comparative purposes assuming the VION Acquisition and Rothsay Acquisition had occurred on December 30, 2012 (unaudited) (in thousands, except per share data):

December 28, 2013
Net sales	$4,105,673
Income from continuing operations	357,182
Net income	158,334
Earnings per share
Basic	$0.96
Diluted	$0.96

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	December 28, 2013	December 29, 2012
Finished product	$57,681	$60,064
Supplies and other	7,452	5,001
	$65,133	$65,065

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2013	December 29, 2012
Land	$67,375	$49,619
Buildings and improvements	163,523	129,243
Machinery and equipment	526,641	414,535
Vehicles	136,649	97,198
Aircraft	18,465	18,465
Construction in process	135,234	71,068
	1,047,887	780,128
Accumulated depreciation	(381,314)	(326,201)
	$666,573	$453,927

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 28, 2013	December 29, 2012
Indefinite Lived Intangible Assets
Trade names	$92,002	$92,002
	92,002	92,002
Finite Lived Intangible Assets:
Routes	259,326	61,951
Permits	321,763	251,550
Non-compete agreements	7,218	3,654
Trade names	12,698	539
Royalty, consulting and leasehold	727	727
	601,732	318,421
Accumulated Amortization:
Routes	(38,231)	(27,681)
Permits	(63,145)	(43,209)
Non-compete agreements	(2,352)	(1,525)
Trade names	(724)	(73)
Royalty, consulting and leasehold	(618)	(533)
	(105,070)	(73,021)
Total Intangible assets, less accumulated amortization	$588,664	$337,402

Gross intangible routes, permits, trade names and non-compete agreements increased in fiscal 2013 mainly due to the Rothsay Transaction and Terra Transaction. Amortization expense for the three years ended December 28, 2013, December 29, 2012 and December 31, 2011, was approximately $32.1 million, $28.1 million and $28.0 million, respectively. Amortization expense for the next five fiscal years is estimated to be $47.4 million, $46.7 million, $41.4 million, $40.0 million and $37.2 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Rendering	Bakery	Total
Balance at December 29, 2012
Goodwill	$344,133	$53,150	$397,283
Accumulated impairment losses	(15,914)	—	(15,914)
	328,219	53,150	381,369
Goodwill acquired during year	326,669	—	326,669
Impairment losses	—	—	—
Foreign currency translation	(6,401)	—	(6,401)
Balance at December 28, 2013
Goodwill	664,401	53,150	717,551
Accumulated impairment losses	(15,914)	—	(15,914)
	$648,487	$53,150	$701,637

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2013, fiscal 2012 and fiscal 2011, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of the balance sheet date of each fiscal year.

NOTE 8.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "DGD Facility"), which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which will provide the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221,300,000 (the “JV Loan”) to support the design, engineering and construction of the DGD Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the DGD Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the construction of the DGD Facility including the Company's portion of cost overruns and working capital funding.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

		Year Ended		Year Ended
As of December 31, 2013		December 31, 2013		December 31, 2012
Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Loss

$488,435	$230,228	$213,552	$15,320	$—	$(5,324)

As of December 28, 2013, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $115.1 million on the consolidated balance sheet and has recorded approximately $7.7 million in equity net income and $2.7 million in equity net losses in the unconsolidated subsidiary for the years ended December 28, 2013 and December 29, 2012, respectively.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 9.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Compensation and benefits	$38,902	$36,087
Utilities and sewage	6,802	5,114
Accrued income, ad valorem, and franchise taxes	3,651	4,817
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	7,878	8,810
Medical claims liability	5,960	4,671
Accrued operating expenses	9,512	3,258
Accrued acquisition costs	4,306	—
Accrued financing fees	18,592	—
Other accrued expense	17,571	14,831
	$113,174	$77,588

NOTE 10.    LEASES

The Company leases ten processing plants and storage locations, land surrounding certain processing plants, four office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of December 28, 2013, are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2014	$20,944	$3,208
2015	17,482	2,715
2016	15,077	2,153
2017	13,023	1,611
2018	11,534	866
Thereafter	25,004	421
	$103,064	$10,974
Less amounts representing interest		(987)
Capital lease obligations included in current and long-term debt		$9,987

Darling through its wholly-owned subsidiary Griffin, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Chief Operations Officer, North America. See Note 23 for further information on the Company's related party lease transactions.

Rent expense was approximately $14.4 million, $12.6 million and $12.3 million, for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 11.    DEBT

Debt consists of the following (in thousands):

	December 28, 2013	December 29, 2012
Credit Agreement and Former Credit Agreement:
Revolving Credit Facility	$286,676	$—
Term Loan	340,030	—
8.5% Senior Notes due 2018	250,000	250,000
Other Notes and Obligations	10,129	224
	886,835	250,224
Less Current Maturities	19,888	82
	$866,947	$250,142

At December 28, 2013, the Company had outstanding debt under a term loan facility and revolving facility denominated in Canadian dollars of CAD$150.0 million and CAD$50.0 million, respectively. See below for discussion relating to the Company's debt agreements.

In addition, at December 28, 2013, the Company had capital lease obligations denominated in Canadian dollars. The current capital lease obligation and long-term capital lease obligation in Canadian dollars was approximately CAD$3.0 million and CAD$7.7 million, respectively.

Senior Secured Credit Facilities. On September 27, 2013, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") restating its then existing credit agreement dated December 17, 2010 (as amended by the First Amendment dated March 25, 2011) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) in the aggregate principal amount of $1.35 billion comprised of a five-year revolving loan facility of $1.0 billion (approximately $100.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) and a five-year delayed-draw term loan facility of $350.0 million. Under the delayed-draw term loan facility $200.0 million is available to be borrowed in U.S. dollars by the Company and $150.0 million of the term loan facility is available to be borrowed in Canadian dollars by Darling Canada, a wholly owned subsidiary of the Company. The revolving loan facility is available to be borrowed by the Company in U.S. dollars and Canadian dollars, and up to $225.0 million of the revolving loan facility is available to be borrowed in Canadian dollars by Darling Canada. The Company and Darling Canada used the proceeds of the term loan facility and a portion of the revolving loan facility to pay a portion of the consideration of Darling Canada’s acquisition of Rothsay, to pay related fees and expenses and to refinance certain existing indebtedness and will use the revolving loan facility to provide for working capital needs, general corporate purposes and for other purposes not prohibited by the Credit Agreement.

As of December 28, 2013, The Company has borrowed all $350.0 million of the term facility which, when repaid, cannot be reborrowed. The term loan facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan facility. The term facility will mature on September 27, 2018.

The interest rate applicable to any borrowings under the revolving loan facility and the term loan facility is variable based upon the Company's consolidated total leverage ratio and ranges from London Inter-Bank Offer Rate ("LIBOR")/Canadian Dealer Offered Rate ("CDOR") plus 1.50% to 2.75% per annum or base rate/Canadian prime rate plus 0.50% to 1.75% per annum. Base rate means a rate per annum equal to the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus ½ of 1% and (c) the adjusted LIBOR for a one month interest period plus 1%. Canadian prime rate means the rate per annum to be the higher of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the sum of the yearly interest rate to which the one-month CDOR rate is equivalent plus 1%.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

At December 28, 2013, the Company had $200.0 million outstanding under the term loan facility and $225.0 million under the revolver at LIBOR plus a margin of 2.0% per annum for a total of 2.1875% per annum and $15.0 million outstanding under the revolver at base rate plus a margin of 1.0% per annum for a total of 4.25% per annum. The Company had CAD$150.0 million outstanding under the term loan Facility and CAD$50.0 million outstanding under the revolver at CDOR plus a margin of 2.0% per annum for a total of 3.32% per annum. As of December 28, 2013, the Company had availability of $680.7 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $32.7 million. In addition, the Company has capitalized approximately $18.8 million of deferred loan costs.

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

Senior Notes due 2018. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the “8.5% Notes”) under an indenture with U.S. Bank National Association, as trustee (the "Notes Indenture"). Darling used the net proceeds from the sale of the 8.5% Notes to finance in part the cash portion of the purchase price paid in connection with Darling's acquisition of Griffin Industries, Inc. The Company will pay 8.5% annual cash interest on the 8.5% Notes on June 15 and December 15 of each year. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make any mandatory redemption or sinking fund payments on the 8.5% Notes.

The Company may at any time and from time to time purchase 8.5% Notes in the open market or otherwise. The Company may redeem some or all of the 8.5% Notes at any time prior to December 15, 2014, at a redemption price equal to 100% of the principal amount of the 8.5% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

On and after December 15, 2014, the Company may redeem all or, from time to time, a part of the 8.5% Notes (including any additional 8.5% Notes) upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the 8.5% Notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2014	104.250%
2015	102.125%
2016 and thereafter	100.000%

In addition, until December 15, 2013, the Company had the option to, redeem up to 35% of the original principal amount of the 8.5% Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date; provided that at least 65% of the original principal amount of the 8.5% Notes remains outstanding immediately after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Company is permitted to redeem some or all of the 8.5% Notes at any time prior to December 15, 2014, at a redemption price equal to 100% of the principal amount of the 8.5% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined in the Note Indenture) as of the date of redemption subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The Notes Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions or repurchase of Darling's capital stock or make other restricted payments, create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries, make loans or investments, enter into certain transactions with affiliates, create liens, designate Darling's subsidiaries as unrestricted subsidiaries, and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

The Notes Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain bankruptcy and insolvency events of default and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding 8.5% Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 8.5% Notes issued under the indenture to be due and payable immediately.

On February 7, 2014, the Company completed the redemption of the 8.5% Notes for $280.4 million, which included a redemption premium of approximately $27.3 million and accrued and unpaid interest of approximately $3.1 million.
The Credit Agreement and the 8.5% Notes consisted of the following elements at December 28, 2013 and December 29, 2012, respectively (in thousands):

	December 28, 2013	December 29, 2012
Senior Notes
8.5% Notes due 2018	$250,000	$250,000

Credit Agreement and Former Credit Agreement:
Term Loan	$340,030	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$415,000
Borrowings outstanding	286,676	—
Letters of credit issued	32,662	30,119
Availability	$680,662	$384,881

The obligations of the Company under the Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company ("Darling National"), Griffin Industries LLC, a Kentucky limited liability company ("Griffin"), and its subsidiary, Craig Protein Division, Inc ("Craig Protein"), Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc., each of which is a wholly-owned subsidiary of the Company, and are secured, subject to certain exceptions, by a perfected first priority security interest in all tangible and intangible personal property of the Company and the guarantors, including a pledge of 100% of the equity interests of certain domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries. The 8.5% Notes are guaranteed by each of the foregoing subsidiaries, and effective as of September 27, 2013, the 8.5% Notes are secured on an equal and ratable basis with the Company's and the guarantors' obligations under the Credit Agreement. The 8.5% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the guarantors, including debt that is secured by the collateral for the Credit Agreement and the 8.5% Notes. The 8.5% Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the guarantors that is secured by assets that do not constitute collateral for the Credit Agreement and the 8.5% Notes, to the extent of the value of the assets securing such debt. The 8.5% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 8.5% Notes.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Company's financial covenants are effective for fiscal quarter ending June 28, 2014, which is the first full fiscal quarter after January 6, 2014. As of December 28, 2013, the Company believes it is in compliance with all other covenants contained in the Credit Agreement and Indenture.

Maturities of long-term debt at December 28, 2013 follow (in thousands):

Contractual Debt Payment
2014	$19,888
2015	19,502
2016	27,487
2017	27,027
2018	792,527
thereafter	404
$886,835

Bridge Facility. During 2013, the Company entered into a Bridge Facility (the "Bridge Facility") commitment with the parties to the Senior Secured Facilities in the aggregate principal amount not to exceed $1.3 billion.  The proceeds of the Bridge Facility if drawn were to be used to finance the VION Acquisition.  The Bridge Facility was available to ensure that the VION Acquisition would close if either or both of certain contemplated unsecured financing and the contemplated issuance of the Company's stock did not occur prior to the closing of the VION Acquisition.  The Company accrued a commitment fee of approximately $13.0 million for the Bridge Facility. The Company recorded the commitment fee as interest expense in December 2013 when it was determined that the Bridge Facility would not be utilized.

Amended and Restated Credit Agreement. Subsequent to December 28, 2013, on the CA Closing Date, Darling, Darling Canada and Darling NL entered into the Amended Credit Agreement, restating its then existing First Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

The Amended Credit Agreement provides for Senior Secured Credit Facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's existing $350.0 million term loan A facility (all of which has been borrowed and is currently outstanding), (ii) the Company's existing $1.0 billion five-year revolving loan facility (approximately $250.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) and (iii) a new $1.3 billion term loan B facility. The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities. Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed in Canadian dollars by Darling Canada and to be borrowed in U.S. Dollars, euros and other currencies to be agreed and available to each applicable lender by Darling NL and certain other foreign subsidiaries of Darling who will be added as borrowers following the CA Closing Date. On the CA Closing Date, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. Those borrowings under the term loan B facility are currently outstanding. The proceeds of the term loan B facility and a portion of the revolving loan facility were used to pay a portion of the consideration of the VION Acquisition by Darling of the Ingredients business of VION and the revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.50% per annum or base rate/Canadian prime rate plus 1.50% per annum, subject to certain step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro term loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

The Amended Credit Agreement contains various customary representations and warranties by Darling and its subsidiaries, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default.

Pursuant to the Second Amended and Restated Security Agreement, dated as of January 6, 2014 (the "Security Agreement"), by and among Darling, its domestic subsidiaries signatory thereto and any other domestic subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent, the Senior Secured Facilities, are secured, subject to certain carveouts and exceptions, by a first priority lien on substantially all of the assets of Darling and such domestic subsidiaries. The obligations of Darling Canada, Darling NL and any other foreign borrower under the Senior Secured Credit Facilities will also be secured by a first priority lien on certain assets of certain of Darling’s foreign subsidiaries (including, after the VION Acquisition, certain of the subsidiaries acquired from VION) organized in Canada, Belgium, Germany, the Netherlands and Brazil, subject to certain carveouts and exceptions.

Pursuant to the Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014 (the "Guaranty Agreement"), (a) the obligations of Darling under the Senior Secured Facilities are guaranteed by certain of Darling’s wholly-owned domestic subsidiaries and (b) the obligations of Darling Canada, Darling NL and any other foreign borrower under the Senior Secured Credit Facilities are guaranteed by Darling and certain of its domestic and foreign wholly-owned subsidiaries, in each case subject to certain carveouts and exceptions.

Senior Notes due 2022. On December 18, 2013, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling entered into a purchase agreement (the “Original Purchase Agreement”) with the initial purchasers party thereto, for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022. On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc. (such subsidiaries, the "Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Notes and the Indenture and the Guarantors guaranteed the 5.375% Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO. Upon satisfaction of the escrow release conditions on the Closing Date, the proceeds from the offering of the 5.375% Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Notes and certain fees and expenses (including bank fees and expenses) related to the

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 described above.

Darling used the remaining proceeds to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes, which may include the repayment of indebtedness.

The Purchase Agreement contains customary representations, warranties and agreements by Darling and the Guarantors. In addition, Darling and the Guarantors have agreed to indemnify the Initial Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"), or to contribute to payments the Initial Purchasers may be required to make because of any of those liabilities.

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash.

The 5.375% Notes are currently guaranteed on an unsecured senior basis by the Guarantors, which constitute all of Darling’s existing restricted subsidiaries that guarantee the Amended Credit Agreement (other than Darling’s foreign subsidiaries). Under the Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

The 5.375% Notes will rank senior in right of payment to all existing and future debt of Darling that is expressly subordinated in right of payment to the 5.375% Notes. The 5.375% Notes will rank equally in right of payment with all existing and future liabilities of Darling that are not so subordinated. The 5.375% Notes will be effectively subordinated to all of the existing and future secured debt of Darling and the Guarantors, including debt under the Amended Credit Agreement, to the extent of the value of the assets securing such debt. The 5.375% Notes will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

The guarantees by the Guarantors (the "5.375% Note Guarantees") will rank senior in right of payment to all existing and future debt of the Guarantors that is expressly subordinated in right of payment to the 5.375% Note Guarantees. The 5.375% Note Guarantees will rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated. The 5.375% Note Guarantees will be effectively subordinated to all of the existing and future secured debt of the Guarantors including debt under the Amended Credit Agreement, to the extent of the value of the assets securing such debt. Each 5.375% Note Guarantee will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of such Guarantor that do not guarantee the 5.375% Notes.

Darling is not required to make any mandatory redemption or sinking fund payments with respect to the 5.375% Notes. However, under certain circumstances, Darling may be required to offer to purchase 5.375% Notes as described under "Change of Control" and "Asset Sale Proceeds" below. Darling may at any time and from time to time purchase 5.375% Notes in the open market or otherwise.

Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” means, with respect to any Senior Note at any redemption date, the greater of: (i) 1.0% of the principal amount of such 5.375% Note; and (ii) the excess, if any, of (A) the present value as of such redemption date of (1) the redemption price of such 5.375% Note at January 15, 2017 (such redemption price being set forth in the table below), plus (2) all required interest payments due on such 5.375% Note through January 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points, over (B) the principal amount of such 5.375% Note.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

On and after January 15, 2017, Darling may redeem all or, from time to time, a part of the 5.375% Notes (including any additional Notes), at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the 5.375% Notes, if any, to, but excluding, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Percentage
2017	104.031%
2018	102.688%
2019	101.344%
2020 and thereafter	100.000%

In addition, prior to January 15, 2017, Darling may on one or more occasions redeem up to 40% of the original principal amount of the 5.375% Notes (calculated after giving effect to the issuance of any additional Notes) with the net cash proceeds of one or more equity offerings at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that at least 50% of the original principal amount of the 5.375% Notes (calculated after giving effect to the issuance of any additional Notes) remains outstanding after each such redemption; provided further that the redemption occurs within 90 days after the closing of such equity offering.

Change of Control. If a Change of Control (as defined in the Indenture) occurs, unless Darling has exercised its right to redeem all the 5.375% Notes as described above under “Optional Redemption,” each holder will have the right to require Darling to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder’s 5.375%.

Notes at a purchase price in cash equal to 101% of the principal amount of the 5.375% Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Asset Sale Proceeds. If Darling or its subsidiaries engage in certain Asset Dispositions (as defined in the Indenture), Darling generally must, within specific periods of time, either prepay, repay or repurchase certain of its or its Restricted Subsidiaries’ indebtedness or make an offer to purchase a principal amount of the 5.375% Notes and certain other debt equal to the excess net cash proceeds, or invest the net cash proceeds from such sales in additional assets. The purchase price of the 5.375% Notes will be 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchase of Darling’s capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling’s assets.

The Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the Indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding 5.375% Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 5.375% Notes issued under the Indenture to be due and payable immediately.

Holders of the 5.375% Notes have the benefit of registration rights. In connection with the assumption of the 5.375% Notes by Darling and the guarantee of the 5.375% Notes by the Guarantors, on the Closing Date, Darling and the Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the "Original Registration Rights Agreement"), among Darling Escrow Sub, and Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO, by entering into a Joinder to the Registration Rights Agreement, dated as of the Closing Date (the "Registration Rights Agreement Joinder” and together with the

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Original Registration Rights Agreement, the “Registration Rights Agreement"), with Goldman Sachs and J.P. Morgan, for themselves and on behalf of BMO. Under the Registration Rights Agreement, Darling and the Guarantors have agreed to consummate a registered exchange offer for the 5.375% Notes under the Securities Act within 270 days after the Closing Date. Darling and the Guarantors have agreed to file and keep effective for a certain time period under the Securities Act a shelf registration statement for the resale of the 5.375% Notes if an exchange offer cannot be effected and under certain other circumstances. Darling will be required to pay additional interest on the 5.375% Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.

NOTE 12.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Accrued pension liability (Note 16)	$11,097	$31,278
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	27,603	28,209
Other	1,971	2,052
	$40,671	$61,539

NOTE 13.    INCOME TAXES

U.S. and foreign income from operations before income taxes are as follows (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
United States	$174,470	$206,785	$272,294
Foreign	(10,792)	—	—
Income from operations before income taxes	$163,678	$206,785	$272,294

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$8,109	$54,982	$58,903
State	7,213	10,368	13,461
Foreign	482	58	467
Total current	15,804	65,408	72,831
Deferred:
Federal	40,396	10,015	26,233
State	505	592	3,812
Foreign	(1,994)	—	—
Total deferred	38,907	10,607	30,045
	$54,711	$76,015	$102,876

Income tax expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2013	December 29, 2012	December 31, 2011
Computed "expected" tax expense	$57,287	$72,375	$95,303
State income taxes, net of federal benefit	5,017	7,124	11,226
Section 199 qualified domestic production deduction	(619)	(4,830)	(5,306)
Change in valuation allowance	507	254	1
Biofuel tax incentives	(9,342)	—	—
Other, net	1,861	1,092	1,652
	$54,711	$76,015	$102,876

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2013 and December 29, 2012 are presented below (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Loss contingency reserves	$10,756	$10,399
Employee benefits	9,749	8,700
Pension liability	4,183	12,132
Intangible assets amortization, including taxable goodwill	7,040	1,981
Net operating losses	4,732	1,925
Investment in DGD Joint Venture	—	1,134
Other	9,306	7,733
Total gross deferred tax assets	45,766	44,004
Less valuation allowance	(871)	(300)
Net deferred tax assets	44,895	43,704

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(63,779)	(22,083)
Property, plant and equipment depreciation	(67,535)	(53,772)
Investment in DGD Joint Venture	(31,842)	—
Other	(3,209)	(1,855)
Total gross deferred tax liabilities	(166,365)	(77,710)
Net deferred tax liability	$(121,470)	$(34,006)

Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$17,289	$12,609
Non-current deferred tax liability	(138,759)	(46,615)
Net deferred tax liability	$(121,470)	$(34,006)

At December 28, 2013 and December 29, 2012, the Company had net deferred tax liabilities of approximately $121.5 million and $34.0 million, respectively. The increase in the deferred tax liability is principally due to differences between the book and tax basis in the DGD Joint Venture related primarily to accelerated tax depreciation and deferred tax liabilities resulting from the carryover basis in the Terra Transaction, which was a stock acquisition.

At December 28, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.6 million, which begin to expire in 2019.  The availability of the net operating loss carryforwards to reduce future taxable income is subject to certain limitations.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $4.9 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had approximately $7.9 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2014. Also at December 28, 2013, the Company had U.S. foreign tax credit carryforwards of approximately $0.8 million, state tax credit carryforwards of approximately $0.5 million and a net operating loss carryforward in Canada of about $8.0 million, which expire through 2033. As of December 28, 2013, the Company had a

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

valuation allowance of $0.9 million due to uncertainties in respect to its ability to utilize its U.S. foreign tax credit carryforwards and U.S. state net operating loss carryforwards before they expire.

At December 28, 2013, the Company had unrecognized tax benefits of approximately $0.7 million. During the year, the Company's unrecognized tax benefits increased by $0.7 million primarily as a result of tax positions taken in the current year. All of the unrecognized tax benefit would favorably impact the Company's effective tax rate if recognized. The Company does not reasonably expect any material change to the Company's unrecognized tax positions in the next twelve months. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense.

In fiscal 2013, the Company's major taxing jurisdictions are U.S. (federal and state) and Canada. During the year the Company concluded an Internal Revenue Service examination for the 2009 and 2010 tax years and paid approximately $0.7 million of taxes, which was accrued prior to the first quarter of 2013. The statute of limitations for the Company's federal return is open for the 2011, 2012 and 2013 tax years. The Company is also currently being examined by several state tax agencies. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the state examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's state returns is open for varying periods and jurisdictions, but is generally closed through the 2008 tax year.

Prior to fiscal 2013, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada through the acquisiton of Rothsay. No deferred income taxes have been provided on the unremitted earnings attributable to foreign operations because as of the end of fiscal 2013 there are no positive unremitted earnings.

NOTE 14.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On November 26, 2013 a special meeting of the stockholders was held and a proposal to approve an amendment to Darling's restated certificate of incorporation, as amended, to increase the total number of authorized shares of common stock, par value $0.01, from 150,000,000 to 250,000,000 was approved.

On December 18, 2013, the Company offered and closed on the sale of 46,000,000 shares of its common stock at a price to the public of $19.00 per share, pursuant to an underwriting agreement dated December 12, 2013. The Company used the net proceeds of approximately $840.5 million to pay for a portion of the VION Acquisition, which closed on January 7, 2014.

On January 27, 2011, the Company entered into an underwritten public offering for 24,193,548 shares of its common stock, at a price to the public of $12.70 per share, pursuant to an effective shelf registration statement. The offering closed on February 2, 2011. In addition, certain former stockholders of Griffin Industries, Inc. (pursuant to such stockholders' contractual registration rights) granted the underwriters a 30-day option, which the underwriters subsequently exercised in full, to purchase from them up to an additional 3,629,032 shares of Darling common stock to cover over-allotments. The Company used the net proceeds of approximately $292.7 million from the offering to repay all of its then outstanding revolver balance and a portion of its term loan facility under the Company's then existing senior credit agreement. Darling did not receive any proceeds from the sale of shares by the former stockholders of Griffin.

On May 8, 2012, the shareholders approved the Company's 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan").  The 2012 Omnibus Plan replaced the Company's 2004 Omnibus Incentive Plan (the "2004 Omnibus Plan") for future grants. Under the 2012 Omnibus Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 11,066,544 common shares available under the 2012 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2012 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2012 Omnibus Plan.  The 2012 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2012 Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2012

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Omnibus Plan.  The Committee has adopted an executive compensation program that includes a long-term incentive component (the "LTIP") for the Company's key employees, as a subplan under the terms of the 2012 Omnibus Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP in each of fiscal 2013, 2012 and 2011 to certain of the Company's key employees, including the Chief Executive Officer and other executive officers.   The restricted stock and stock options underlying the LTIP are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2012 and fiscal 2011 and those shares and options were issued in accordance with the terms of the LTIP. See "Fiscal 2012 Long-Term Incentive Opportunity Awards" below for a discussion of the fiscal 2013 LTIP award opportunities. The Company’s stock options granted under the 2012 Omnibus Plan generally terminate 10 years after date of grant.  At December 28, 2013, the number of common shares available for issuance under the 2012 Omnibus Plan was 10,286,222.

The following is a summary of stock-based compensation granted during the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Nonqualified Stock Options. On March 8, 2011, the Company's board of directors granted 73,834 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 8, 2011 stock options was $14.50 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter. On March 6, 2012, the Company's board of directors granted 135,733 nonqualified stock options in the aggregate under the Company's LTIP to certain of the Company's employees. The exercise price for the March 6, 2012 stock options was $16.98 per share (fair market value at the close of the trading day immediately preceding the grant date). All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter. On March 5, 2013, the Company's board of directors granted 195,634 nonqualified stock options in the aggregate under the Company's LTIP to certain of the Company's employees. The exercise price for the March 5, 2013 stock options was $16.53 per share (fair market value at the close of the trading day immediately preceding the grant date). All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter.

Incentive Stock Options. For fiscal 2013, 2012 and 2011 none of the options issued were incentive stock options.

A summary of all stock option activity as of December 28, 2013 and changes during the year ended is presented below.

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 29, 2012	722,617	$8.07
Granted	195,634	16.53
Exercised	(12,000)	2.67
Forfeited	—	—
Expired	—	—
Options outstanding at December 28, 2013	906,251	$9.97	5.0 years
Options exercisable at December 28, 2013	673,617	$7.71	3.7 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2013, 2012 and 2011.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Weighted Average	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.01%	1.14%	2.53%
Expected term	5.75 years	5.75 years	5.75 years
Expected volatility	59.8%	62.0%	61.1%
Fair value of options granted	$9.04	$9.16	$8.26

The expected lives for options granted during fiscal 2013, 2012 and 2011 were computed using the simplified method.

At December 28, 2013, $14.6 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.7 years.

For the year ended December 28, 2013, the amount of cash received from the exercise of options was insignificant and the related tax benefits were approximately $0.7 million. For the year ended December 29, 2012 and December 31, 2011, the amount of cash received from the exercise of options was approximately $0.1 million and $0.5 million, respectively, and the related tax benefits were approximately $2.7 million and $1.1 million, respectively. The total intrinsic value of options exercised for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was approximately $0.2 million, $3.3 million and $1.4 million, respectively.  The fair value of shares vested for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was approximately $8.2 million, $8.1 million and $3.7 million, respectively.  At December 28, 2013, the aggregate intrinsic value of options outstanding was approximately $9.8 million and the aggregate intrinsic value of options exercisable was approximately $8.8 million.

Non-Vested Stock Awards.  On March 8, 2011, the Company's board of directors granted 221,503 shares of stock all of which were under the Company's LTIP. At the March 8, 2011 grant date 55,376 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On August 29, 2011, the Company's board of directors made a discretionary grant of 10,878 shares of stock under the 2004 Omnibus Plan to certain key employees. At the August 29, 2011 grant date 2,720 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On March 6, 2012, the Company's board of directors granted 375,041 shares of stock under the 2004 Omnibus Plan, 300,041 shares of which were under the Company's LTIP and 75,000 shares of which were granted as discretionary grants to other employees not part of the Company's LTIP. At the March 6, 2012 grant date 93,761 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On May 8, 2012, the Company's board of directors granted 5,000 shares of stock under the 2004 Omnibus Plan to a newly employed officer of the Company. At the May 8, 2012 grant date 1,250 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On September 1, 2012, the Company's board of directors granted 50,000 shares of stock under the 2012 Omnibus Plan to the Company's new Chief Financial Officer. At the September 1, 2012 grant date 25,000 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On March 5, 2013, the Company's board of directors granted 495,575 shares of stock under the 2012 Omnibus Plan, 449,575 shares of which were under the Company's LTIP and 46,000 shares of which were granted as a discretionary grants to other employees not part of the Company's LTIP. At the March 5, 2013 grant date 123,894 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On August 5, 2013 the Company's board of directors granted 24,000 shares to one of the Company's officers. At the August 5, 2013 grant date 8,000 shares vested immediately and the remaining shares vest over the next two anniversary dates of the grant in equal installments provided that certain performance measures are achieved.

On November 11, 2010, the Company's board of directors approved award opportunities for 640,000 non-vested restricted shares at $12.53 (fair market value at grant date) under the Company's 2010 Special Incentive Program (as more fully described below).  These restricted shares vest upon the closing of the Griffin merger and achievement of certain varying market conditions over vesting periods spanning 4 years.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

A summary of the Company’s non-vested stock awards as of December 28, 2013, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2012	836,024	$12.26
Shares granted	519,575	16.89
Shares vested	(527,725)	12.73
Shares forfeited	(6,667)	7.36
Stock awards outstanding December 28, 2013	821,207	$14.93

Nonemployee Director Restricted Stock Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Omnibus Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock. Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock (the "Restricted Stock") will be awarded to each non-employee director on the fourth business day after the Company releases its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued will be calculated using the closing price of the Company’s common stock on the third business day after the Company releases its earnings.  The Restricted Stock will be subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and will not be transferable. These restrictions will lapse with respect to 100% of the Restricted Stock upon the earliest to occur of (i) ten years after the Date of Award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 5, 2013, the Company issued 21,780 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On March 6, 2012, the Company issued 21,204 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On March 8, 2011, the Company issued 24,828 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On May 18, 2011, the Company issued 4,652 shares of restricted stock in the aggregate to its two newly elected non-employee directors under the Director Restricted Stock Plan.

A summary of the Company’s non-employee director restricted stock awards as of December 28, 2013, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2012	108,458	$9.59
Restricted shares granted	21,780	16.53
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding December 28, 2013	130,238	$10.75

Fiscal 2013 Long-Term Incentive Opportunity Awards.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2013 to certain of the Company's key employees, including the Chief Executive Officer, the President and certain of its Executive Vice Presidents (the "2013 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2013 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2013.  Accordingly, in accordance with the terms of the 2013 Restricted Stock and Option Awards, it is anticipated that a portion of the restricted stock representing 80% of the potential award and stock options representing 20% of the potential award will be granted and issued to the recipients on the fourth business day after the Company releases its annual financial results for fiscal 2013. The amount of restricted stock and stock options to be issued was predetermined using a discounted per share price. The "Discounted Per Share Price" is derived by discounting the closing market price of the Company's common stock as of the last trading day of the

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

immediately preceding fiscal year to account for forfeiture of the restricted stock based on, among other things, the probability of the failure of the restricted stock to be granted and the failure of the Company to meet the required performance measures. The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

The above 2013 Restricted Stock and Option Awards were deemed equity classified in fiscal 2013 as the shares are known, but have not yet been granted. In addition, a portion of the fiscal 2013 LTIP stock awards are treated as a liability until the grant date when the number of shares to be issued is known, and then it becomes equity classified. At December 28, 2013, the Company recorded a liability of approximately $0.3 million on the balance sheet for the long-term incentive opportunities.

2010 Special Incentive Program Awards. On November 11, 2010, the Committee approved a 2010 Special Incentive Program (the "2010 Special Incentive Program") for certain key employees of the Company pursuant to the Company's 2004 Omnibus Plan, conditioned upon the closing of the Griffin merger.  Under the 2010 Special Incentive Program, certain key employees (the "Participating Employees") upon successful completion of the Griffin merger became eligible to receive a total of 640,000 shares of restricted stock of which 548,331 shares have been issued and 6,667 shares have been forfeited as of December 28, 2013.  The stock vests upon the closing of the Griffin merger and achievement of certain varying market conditions over vesting periods spanning 4 years.  A Participating Employee will not be entitled to receive any grant under these restricted stock awards if such Participating Employee’s employment with the Company has terminated, voluntarily or involuntarily, prior to the determination that the conditions to receive such restricted stock award have been fulfilled.

NOTE 15.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments, foreign currency translation adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are as follows (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 31, 2011
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(19,280)	$7,474	$(11,806)
Amortization of actuarial loss	2,724	(1,056)	1,668
Actuarial prior service cost recognized	(103)	40	(63)
Amortization of prior service costs	90	(35)	55
Total defined benefit pension plans	(16,569)	6,423	(10,146)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	441	(170)	271
Gain/(loss) recognized in other comprehensive income (loss)	(1,229)	476	(753)
Total natural gas derivatives	(788)	306	(482)
Interest swap derivatives
Loss reclassified to net income	1,163	(451)	712
Other comprehensive income	$(16,194)	$6,278	$(9,916)
Year Ended December 29, 2012
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(6,768)	$2,623	$(4,145)
Amortization of actuarial loss	4,756	(1,844)	2,912
Amortization of prior service costs	103	(39)	64
Total defined benefit pension plans	(1,909)	740	(1,169)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	1,267	(491)	776
Gain/(loss) recognized in other comprehensive income (loss)	(628)	243	(385)
Total natural gas derivatives	639	(248)	391
Corn option derivatives
Gain/(loss) recognized in other comprehensive income (loss)	317	(123)	194
Total corn options
Interest swap derivatives
Loss reclassified to net income	260	(101)	159
Other comprehensive income	$(693)	$268	$(425)
Year Ended December 28, 2013
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$18,773	$(6,904)	$11,869
Amortization of actuarial loss	5,202	(2,018)	3,184
Amortization of prior service costs	142	(55)	87
Total defined benefit pension plans	24,117	(8,977)	15,140
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(41)	16	(25)
Gain/(loss) recognized in other comprehensive income (loss)	248	(96)	152
Total natural gas derivatives	207	(80)	127
Corn option derivatives
Loss/(gain) reclassified to net income	(5,486)	2,129	(3,357)
Gain/(Loss) recognized in other comprehensive income	7,350	(2,852)	4,498
Total corn options	1,864	(723)	1,141

Foreign currency translation	(14,502)	—	(14,502)
Other comprehensive income	$11,686	$(9,780)	$1,906

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$41	$(1,267)	$(441)	Cost of sales and operating expenses
Corn option derivatives	5,486	—	—	Cost of sales and operating expenses
Interest rate swap derivatives	—	(260)	(1,163)	Interest expense
	5,527	(1,527)	(1,604)	Total before tax
	(2,145)	592	621	Income taxes
	3,382	(935)	(983)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(142)	$(103)	$(90)	(a)
Amortization of actuarial loss	(5,202)	(4,756)	(2,724)	(a)
	(5,344)	(4,859)	(2,814)	Total before tax
	2,073	1,883	1,091	Income taxes
	(3,271)	(2,976)	(1,723)	Net of tax
Total reclassifications	$111	$(3,911)	$(2,706)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 16 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of December 28, 2013 as follows (in thousands):

	Fiscal Year Ended December 28, 2013
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 29, 2012, net of tax	$—	$180	$(31,509)	$(31,329)
Other comprehensive gain before reclassifications	(14,502)	4,650	11,869	2,017
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,382)	3,271	(111)
Net current-period other comprehensive income	(14,502)	1,268	15,140	1,906
Accumulated Other Comprehensive Income (loss) December 28, 2013, net of tax	$(14,502)	$1,448	$(16,369)	$(29,423)

NOTE 16.    EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering substantially all of its employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement. During the third quarter of fiscal 2011, as part of the initiative to combine the Darling and Griffin retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. Several locations of the Company-sponsored hourly union plan have been curtailed as a result of collective bargaining renewals for those sites.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

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

In addition, effective January 1, 2012, the Griffin salaried 401(k) plan merged into the Darling International Inc. Salaried 401(k) Savings Plan, a defined contribution plan, which was amended and now includes an employer match equal to 25% up to 6% of a participants deferrals each pay period and an employer contribution based on age (ranging from 3-6% of compensation per year). Previously, the Darling International Inc. Salaried 401(k) Savings Plan included an employer contribution based on age (ranging from 2-5% of compensation per year).  Effective January 1, 2012, Darling International Inc.'s Salaried 401(k) Savings Plan accepted the transfer of assets and liabilities of the salaried employees of Griffin that had account balances in the Griffin plans which existed prior to January 1, 2012.

The Company's matching portion and annual employer contribution to the Darling International Inc. Hourly 401(k) Savings and Darling International Inc. Salaried 401(k) Savings Plans for the fiscal 2013, 2012 and 2011 was approximately $8.2 million, $7.2 million and $2.2 million, respectively.

Under Griffin's old defined contribution plans the Company made matching contributions for fiscal 2011 of approximately $0.5 million.

As a result of the Rothsay Acquisition, certain employees of MFI became employees of the Company. Pursuant to the terms of the purchase and sale agreement, the pension benefits of these employees in respect to service prior to October 28, 2013 remain the responsibility of MFI. Benefits and rights accruing to these employees on and after October 28, 2013 (including earning increases on benefits accrued for non-Quebec employees prior to October 28, 2013) are the responsibility of the Company. The three plans created with an initial date of October 28, 2013 are the Darling International Canada Inc. Pension Plan for Eligible Salaried and Hourly Non-Union Employees (the "DICI Non-Union Plan"); the Darling International Canada Inc. Pension Plan for Eligible Unionized Employees; and the Darling Supplemental Employees Retirement Plan. In addition, the DICI Non-Union Plan includes a defined contribution component. In fiscal 2013, Rothsay made employer contributions of approximately $0.1 million.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 28, 2013 and December 29, 2012) (in thousands):

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2013	December 29, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$137,797	$123,553
Acquisition	4,102	—
Service cost	507	326
Interest cost	5,307	5,451
Employee contributions	20	—
Actuarial loss	(12,904)	13,084
Benefits paid	(4,761)	(4,617)
Other	(102)	—
Projected benefit obligation at end of period	129,966	137,797

Change in plan assets:
Fair value of plan assets at beginning of period	106,519	96,235
Actual return on plan assets	13,147	13,026
Employer contributions	3,973	1,875
Employee contributions	20	—
Benefits paid	(4,761)	(4,617)
Fair value of plan assets at end of period	118,898	106,519

Funded status	(11,068)	(31,278)
Net amount recognized	$(11,068)	$(31,278)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$29	$—
Non-current liability	(11,097)	(31,278)
Net amount recognized	$(11,068)	$(31,278)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$26,738	$50,714
Prior service cost	32	174
Net amount recognized (a)	$26,770	$50,888

(a)	Amounts do not include deferred taxes of $10.4 million and $19.4 million at December 28, 2013 and December 29, 2012, respectively.

The amounts included in "Other" in the above table reflect the impact of foreign exchange translation for plans in Canada. The Company's domestic pension plan benefits comprise approximately 97% of the projected benefit obligation. Additionally, the Company has made required and tax deductible discretionary contributions to its U.S. pension plans in Fiscal 2013 and Fiscal 2012 of approximately $4.0 million and $1.9 million, respectively. All of these contributions were made to the domestic plans.

	December 28, 2013	December 29, 2012
Projected benefit obligation	$129,966	$137,797
Accumulated benefit obligation	125,939	137,797
Fair value of plan assets	118,898	106,519

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Net pension cost includes the following components (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Service cost	$507	$326	$1,178
Interest cost	5,307	5,451	6,052
Expected return on plan assets	(7,277)	(6,709)	(6,888)
Net amortization and deferral	5,261	4,845	2,814
Curtailment	83	14	63
Net pension cost	$3,881	$3,927	$3,219

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2013	2012
Actuarial (loss)/gain recognized:
Reclassification adjustments	$3,184	$2,912
Actuarial (loss)/gain recognized during the period	11,869	(4,145)
Prior service (cost) credit recognized:
Reclassification adjustments	87	64
Prior service cost arising during the period	—	—
	$15,140	$(1,169)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2014 is as follows (in thousands):

2014
Net actuarial loss	$2,078
Prior service cost	16
$2,094

Weighted average assumptions used to determine benefit obligations were:

	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	4.66%	3.90%	4.50%
Rate of compensation increase	3.00%	—%	—%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	3.96%	4.50%	5.55%
Rate of increase in future compensation levels	—%	—%	4.16%
Expected long-term rate of return on assets	7.35%	7.35%	7.85%

DARLING INTERNATIONAL INC.
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

Plan Assets

The Company's pension plan weighted-average asset allocations at December 28, 2013 and December 29, 2012, by asset category, are as follows:

	Plan Assets at
Asset Category	December 28, 2013	December 29, 2012
Equity Securities	51.7%	61.3%
Debt Securities	48.3%	38.7%
Total	100.0%	100.0%

The initial allocation of the Darling Canada pension plans will be invested in a diversified mix of global and Canadian equity and fixed income instruments. The presumed allocation will approximate the percentages below:

Canada equity	30%
Global equity	30%
Canadian fixed income	35%
Cash	5%

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 29, 2012
Fixed Income:
Long Term	$40,255	$14,064	$26,191	$—
Short Term	954	542	412	—
Equity Securities:
Domestic equities	44,997	43,563	1,434	—
International equities	20,313	19,551	762	—
Totals	$106,519	77,720	$28,799	$—

Balances as December 28, 2013

Fixed Income:
Long Term	$60,654	$22,906	$37,748	$—
Short Term	771	—	771	—
Equity Securities:
Domestic equities	40,028	38,137	1,891	—
International equities	17,445	16,465	980	—
Totals	$118,898	$77,508	$41,390	$—

During fiscal 2010 the Company increased its pension investment options allowing for investing directly into mutual funds whereby the Company believes it gives the pension plan assets more options and a greater long term return potential. As a result the Company has transferred its pension assets in fiscal 2010 from pooled separate accounts

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

("PSA") accounts to assets comprised primarily of mutual funds, which are publicly traded in an active market.  The particular shares used in the defined benefit plans are either retirement plan shares or A-shares with no loads.  The fair value of each mutual fund is based on the market value of the underlying investments. In fiscal 2013, the Glide Path directed the Company to invest in certain PSA's in an effort to minimize the plans' funded status variability as compared to fiscal 2012.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $2.0 million to meet funding requirements for its pension plans in fiscal 2014.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2014	$5,770
2015	6,179
2016	6,444
2017	6,681
2018	7,002
Years 2019 – 2023	39,800

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2013	2012	Implemented	2013	2012	2011	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,254	$1,371	$1,386	May 2016 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	782	746	705	April 2016 (c)
All other multiemployer plans					1,113	1,083	1,009
		Total Company Contributions			$3,149	$3,200	$3,100

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through May 31, 2016.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through April 30, 2016.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, three plan has certified as endangered or yellow zone as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.1 million, $3.2 million and $3.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of December 28, 2013, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan.  While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 17.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the Company's reporting currency.  At December 28, 2013, the Company had natural gas swaps and corn options outstanding that qualified and were designated for hedge accounting as well as natural gas swaps, heating oil swaps and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

In November 2013, the Company entered into foreign currency exchange forward contracts that did not qualify for hedge accounting to mitigate the foreign exchange rate risk of the expected acquisition price of the VION Acquisition. Under the terms of the exchange contracts, the Company exchanged U.S. dollars for €1.0 billion at a fixed weighted average price of approximately1.346 with a maturity date of early January 2014. The foreign currency contract was not designated for hedge accounting. At December 28, 2013, the Company recorded an other current asset of approximately $27.5 million on the balance sheet and recorded an unrealized gain of $27.5 million in the fourth quarter of fiscal 2013.

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

In fiscal 2012 and fiscal 2013, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage into the first quarter of fiscal 2014.  As of December 28, 2013, all of the fiscal 2012 contracts and some of fiscal 2013 contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2012 and fiscal 2013, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the third quarter of fiscal 2014. As of December 28, 2013, all fiscal 2012 contracts and some of the fiscal 2013 contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at December 28, 2013 into earnings over the next 12 months will be approximately $2.4 million.  As of December 28, 2013, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of December 28, 2013 and December 29, 2012 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	December 28, 2013	December 29, 2012
Natural gas swaps	Other current assets	$120	$11
Corn options	Other current assets	2,349	490

Total derivatives designated as hedges		$2,469	$501

Derivatives not Designated as Hedges
Foreign currency contracts	Other current assets	$27,516	$—
Corn options and futures	Other current assets	—	117
Heating oil swaps	Other current assets	43	104

Total derivatives not designated as hedges		$27,559	$221

Total asset derivatives		$30,028	$722

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	December 28, 2013	December 29, 2012
Natural gas swaps	Accrued expenses	$—	$21
Corn options	Accrued expenses	1	—

Total derivatives designated as hedges		$1	$21

Derivatives not Designated as Hedges
Corn options and futures	Accrued Expenses	$—	$119
Heating oil swaps	Accrued Expenses	2	4

Total derivatives not designated as hedges		$2	$123

Total liability derivatives		$3	$144

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2013	2012	2013	2012	2013	2012

Interest rate swaps	$—	$—	$—	$(260)	$—	$—
Corn options	7,350	317	5,486	—	274	159
Natural gas swaps	248	(628)	41	(1,267)	(4)	13

Total	$7,598	$(311)	$5,527	$(1,527)	$270	$172

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive loss of approximately $7.6 million and approximately $0.3 million recorded net of taxes of approximately $2.9 million and approximately $0.1 million for the year ended December 28, 2013 and December 29, 2012, respectively.

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

At December 28, 2013, the Company had forward purchase agreements in place for purchases of approximately  $4.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following table presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 28, 2013 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 28, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,028	$—	$30,028	$—
Total Assets	30,028	—	30,028	—

Liabilities
Derivative liabilities	3	—	3	—
8.5% Notes	275,000	—	275,000	—
Total Liabilities	$275,003	$—	$275,003	$—

Derivative assets consist of the Company's natural gas swap contracts, heating oil swap contracts and corn oil option and futures, which represents the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap and option rate considering the instruments term, notional amount and credit risk.  See Note 17 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company's natural gas swap contracts, heating oil swap contracts and corn option and futures, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 17 Derivatives for breakdown by instrument type.

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

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2013, 2012 and 2011.

NOTE 20.    CONTINGENCIES

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At December 28, 2013 and December 29, 2012, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $35.5 million and $37.0 million, respectively.  The Company has insurance recovery receivables of approximately $8.8 million and $9.3 million, as of December 28, 2013 and December 29, 2012, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial position, results of operations or cash flows.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in
1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is a party to a settlement in this matter pursuant to which it will pay the State of New Jersey $195,000 and be dismissed from the case. This amount was accrued in the first quarter of 2013. The Superior Court approved the settlement on December 12, 2013 and entered an order dismissing participating third-party defendants from the litigation. We have paid our settlement amount into escrow where it will be held by the Superior Court pending any appeal of the Superior Court’s order. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, the EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter is currently scheduled for trial in July 2014. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 21.    BUSINESS SEGMENTS

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

Rendering
Rendering operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $777.9 million, $809.7 million and $950.8 million of net sales for the year ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Protein was approximately $552.9 million, $496.2 million and $447.7 million of net sales for the year ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Rendering also provides grease trap servicing. Included in Rendering is the National Service Center (“NSC”). The NSC schedules services such as fat and bone and used cooking oil collection and trap cleaning for contracted customers using the Company's resources or third party providers.

Bakery
Bakery by-products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits, among others. The Company processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry rations.

Business Segment Net Revenues (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Rendering	$1,457,609	$1,406,061	$1,501,280
Bakery	265,941	295,368	295,969
Total	$1,723,550	$1,701,429	$1,797,249

Business Segment Profit/(Loss)  (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Rendering	$244,482	$267,511	$329,791
Bakery	41,214	57,126	62,259
Corporate Activities	(138,621)	(169,813)	(185,469)
Interest expense	$(38,108)	$(24,054)	$(37,163)
Net income	$108,967	$130,770	$169,418

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Business Segment Assets (in thousands):

	December 28, 2013	December 29, 2012
Rendering	$1,884,010	$1,107,052
Bakery	167,161	170,566
Corporate Activities	1,192,962	274,798
Total	$3,244,133	$1,552,416

 Business Segment Property, Plant and Equipment (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Depreciation and amortization:
Rendering	$80,482	$66,964	$66,412
Bakery	10,486	10,711	8,647
Corporate Activities	7,819	7,696	3,850
Total	$98,787	$85,371	$78,909
Capital expenditures:
Rendering	$75,612	$70,873	$51,888
Bakery	9,166	13,537	6,247
Corporate Activities	33,529	31,003	2,018
Total (a)	$118,307	$115,413	$60,153

(a)
Excludes the capital assets acquired as part of the acquisition of assets related to the Terra Transaction and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million and the BioPur acquisition in fiscal 2012 of approximately $0.6 million.

Geographic Area Net Trade Revenues (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$1,683,078	$1,687,004	$1,769,765
Canada	32,397	—	—
Mexico	8,075	14,425	27,484
Total	$1,723,550	$1,701,429	$1,797,249

The Company attributes revenues from external customers to individual foreign countries based on the origin of the Company's shipments.

Prior to fiscal 2013, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada through the acquisiton of Rothsay. Net sales and long-lived assets related to the Company's operations in the U.S. and Canada were as follows (in thousands):

	Fiscal Year 2013
	Sales	Long-Lived Assets
United States	$1,691,153	$1,490,833
Canada	32,397	625,797
Total	$1,723,550	$2,116,630

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 22.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 28, 2013
	First Quarter	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
Net sales	$445,422	$423,593	$425,786	$428,749
Operating income	58,576	50,802	41,652	18,536
Income from operations before income taxes	52,823	42,753	45,024	23,078
Net income	32,405	26,418	27,651	22,493

Basic earnings per share	0.27	0.22	0.23	0.18
Diluted earnings per share	0.27	0.22	0.23	0.18

(a)
Included in net income are $0.8 million in transaction costs in the second quarter of fiscal 2013, $8.3 million in transaction costs in the third quarter of fiscal 2013 and $14.2 million in the fourth quarter relating to the Terra Transaction, Rothsay Acquisition and the VION Acquisition. In addition, the fourth quarter of fiscal 2013 includes approximately $27.5 million of an unrealized gain on a foreign currency forward contract.

	Year Ended December 29, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$387,108	$436,674	$452,732	$424,915
Operating income	52,510	63,968	65,776	49,487
Income from operations before income taxes	44,741	57,829	59,307	44,908
Net income	28,571	36,225	37,172	28,802

Basic earnings per share	0.24	0.31	0.32	0.24
Diluted earnings per share	0.24	0.31	0.31	0.24

NOTE 23.    RELATED PARTY TRANSACTIONS

Lease Agreements

Darling through its wholly-owned subsidiary Griffin, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Chief Operations Officer, North America. The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter. The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the year ended December 28, 2013 and December 29, 2012, the Company has recorded sales to the DGD Joint Venture of approximately $83.8 million and $0.3 million, respectively. At December 28, 2013 and December 29, 2012, the Company has approximately $14.6 million and $0.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales for the year ended December 28, 2013, of approximately $3.7 million to the DGD Joint Venture to defer the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 28, 2013 of approximately $0.6 million.

NOTE 24.    NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU amends ASC Topic 740, Income Taxes The new standard requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The standard will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. The Company is currently assessing the impact, if any, the adoption of ASU 2013-11 will have on the Company's consolidated financial statements.

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

NOTE 25.    GUARANTOR FINANCIAL INFORMATION

The Company's 8.5% Notes (see Note 11) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc. (collectively, the "8.5% Note Guarantors"). The 8.5% Note Guarantors fully and unconditionally guaranteed the 8.5% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the 8.5% Notes, (ii) the combined 8.5% Note Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 8.5% Notes, including Darling Canada (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 28, 2013 and December 29, 2012, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Condensed Consolidating Balance Sheet
As of December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$857,267	$6,117	$7,473	$—	$870,857
Restricted cash	102	—	252	—	354
Accounts receivable	41,464	484,091	16,092	(428,803)	112,844
Inventories	20,799	36,314	8,020	—	65,133
Income taxes refundable	14,397	—	115	—	14,512
Other current assets	40,595	3,809	2,109	—	46,513
Deferred income taxes	15,107	—	2,182	—	17,289
Total current assets	989,731	530,331	36,243	(428,803)	1,127,502
Investment in subsidiaries	2,140,869	63,116	—	(2,203,985)	—
Property, plant and equipment, net	172,533	356,772	137,268	—	666,573
Intangible assets, net	15,896	340,611	232,157	—	588,664
Goodwill	21,860	424,244	255,533	—	701,637
Investment in unconsolidated subsidiary	—	—	115,114	—	115,114
Other assets	40,588	373,699	1,352	(370,996)	44,643
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10,000	$87	$9,801	$—	$19,888
Accounts payable	425,117	21,236	22,939	(425,550)	43,742
Accrued expenses	85,165	20,178	11,084	(3,253)	113,174
Total current liabilities	520,282	41,501	43,824	(428,803)	176,804
Long-term debt, net of current portion	680,000	55	557,888	(370,996)	866,947
Other noncurrent liabilities	36,381	—	4,290	—	40,671
Deferred income taxes	123,862	—	14,897	—	138,759
Total liabilities	1,360,525	41,556	620,899	(799,799)	1,223,181
Total stockholders' equity	2,020,952	2,047,217	156,768	(2,203,985)	2,020,952
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$96,945	$5,577	$727	$—	$103,249
Restricted cash	102	—	259	—	361
Accounts receivable	35,320	405,766	—	(342,955)	98,131
Inventories	21,446	41,568	2,051	—	65,065
Other current assets	8,154	2,693	—	—	10,847
Deferred income taxes	12,609	—	—	—	12,609
Total current assets	174,576	455,604	3,037	(342,955)	290,262
Investment in subsidiaries	1,449,577	—	—	(1,449,577)	—
Property, plant and equipment, net	148,131	305,796	—	—	453,927
Intangible assets, net	14,497	322,634	271	—	337,402
Goodwill	21,860	359,243	266	—	381,369
Investment in unconsolidated subsidiary	—	—	62,495	—	62,495
Other assets	26,530	431	—	—	26,961
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$82	$—	$—	$82
Accounts payable	359,778	36,546	645	(342,955)	54,014
Accrued expenses	54,977	22,590	21	—	77,588
Total current liabilities	414,755	59,218	666	(342,955)	131,684
Long-term debt, net of current portion	250,000	142	—	—	250,142
Other noncurrent liabilities	61,365	—	174	—	61,539
Deferred income taxes	46,615	—	—	—	46,615
Total liabilities	772,735	59,360	840	(342,955)	489,980
Total stockholders' equity	1,062,436	1,384,348	65,229	(1,449,577)	1,062,436
	$1,835,171	$1,443,708	$66,069	$(1,792,532)	$1,552,416

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$679,789	$1,231,617	$40,472	$(228,328)	$1,723,550
Cost and expenses:
Cost of sales and operating expenses	530,740	931,088	27,601	(228,328)	1,261,101
Selling, general and administrative expenses	91,723	76,016	3,086	—	170,825
Depreciation and amortization	24,794	68,139	5,854	—	98,787
Acquisition costs	14,074	—	9,197	—	23,271
Total costs and expenses	661,331	1,075,243	45,738	(228,328)	1,553,984
Operating income	18,458	156,374	(5,266)	—	169,566

Interest expense	(36,964)	3,281	(4,425)	—	(38,108)
Foreign currency gains/(losses)	27,516	(42)	633	—	28,107
Other income/(expense), net	(3,373)	55	(229)	—	(3,547)
Equity in net income of unconsolidated subsidiary	—	—	7,660	—	7,660
Earnings in investments in subsidiaries	105,178	—	—	(105,178)	—
Income/(loss) from operations before taxes	110,815	159,668	(1,627)	(105,178)	163,678
Income taxes (benefit)	1,848	52,351	512	—	54,711
Net income/(loss)	$108,967	$107,317	$(2,139)	$(105,178)	$108,967

Condensed Consolidating Statements of Operations
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$658,897	$1,216,264	$14,425	$(188,157)	$1,701,429
Cost and expenses:
Cost of sales and operating expenses	512,199	894,820	13,742	(188,157)	1,232,604
Selling, general and administrative expenses	80,432	71,141	140	—	151,713
Depreciation and amortization	23,542	61,807	22	—	85,371
Total costs and expenses	616,173	1,027,768	13,904	(188,157)	1,469,688
Operating income	42,724	188,496	521	—	231,741

Interest expense	(24,047)	(7)	—	—	(24,054)
Other income/(expense), net	(1,572)	3,355	(23)	—	1,760
Equity in net loss of unconsolidated subsidiary	—	—	(2,662)	—	(2,662)
Earnings in investments in subsidiaries	119,953	—	—	(119,953)	—
Income/(loss) from operations before taxes	137,058	191,844	(2,164)	(119,953)	206,785
Income taxes (benefit)	6,288	70,523	(796)	—	76,015
Net income/(loss)	$130,770	$121,321	$(1,368)	$(119,953)	$130,770

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$721,990	$1,238,858	$27,484	$(191,083)	$1,797,249
Cost and expenses:
Cost of sales and operating expenses	553,218	879,277	26,809	(191,083)	1,268,221
Selling, general and administrative expenses	67,829	68,149	157	—	136,135
Depreciation and amortization	23,531	55,356	22	—	78,909
Total costs and expenses	644,578	1,002,782	26,988	(191,083)	1,483,265
Operating income	77,412	236,076	496	—	313,984

Interest expense	(37,161)	(2)	—	—	(37,163)
Other income/(expense), net	(2,533)	(479)	57	—	(2,955)
Equity in net loss of unconsolidated subsidiary	—	—	(1,572)	—	(1,572)
Earnings in investments in subsidiaries	145,950	—	—	(145,950)	—
Income/(loss) from operations before taxes	183,668	235,595	(1,019)	(145,950)	272,294
Income taxes (benefit)	14,250	89,011	(385)	—	102,876
Net income/(loss)	$169,418	$146,584	$(634)	$(145,950)	$169,418

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$108,967	$107,317	$(2,139)	$(105,178)	$108,967
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(14,502)	—	(14,502)
Pension adjustments	15,060	—	80	—	15,140
Natural gas swap derivative adjustments	127	—	—	—	127
Corn option derivative adjustments	1,141	—	—	—	1,141
Total other comprehensive income, net of tax	16,328	—	(14,422)	—	1,906
Total comprehensive income (loss)	$125,295	$107,317	$(16,561)	$(105,178)	$110,873

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

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$108,967	$107,317	$(2,139)	$(105,178)	$108,967
Earnings in investments in subsidiaries	(105,178)	—	—	105,178	—
Other operating cash flows	135,315	(39,459)	5,898	—	101,754
Net cash provided/(used) by operating activities	139,104	67,858	3,759	—	210,721

Cash flows from investing activities:
Capital expenditures	(45,173)	(68,716)	(4,418)	—	(118,307)
Acquisitions, net of cash acquired	—	(121,440)	(612,635)	—	(734,075)
Investment in subsidiaries and affiliates	(600,537)	(63,115)	(44,959)	663,652	(44,959)
Note receivable from affiliates	—	(370,996)	—	370,996	—
Gross proceeds from sale of property, plant and equipment and other assets	1,329	1,029	—	—	2,358
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(2,423)	—	—	—	(2,423)
Net cash provide/(used) in investing activities	(645,273)	(622,788)	(662,012)	1,034,648	(895,425)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	144,704	—	344,704
Payments on long-term debt	—	(82)	(498)	—	(580)
Borrowings from revolving credit facility	245,000	—	48,235	—	293,235
Payments on revolving credit facility	(5,000)	—	—	—	(5,000)
Borrowings from affiliates	—	—	370,996	(370,996)	—
Deferred loan costs	(11,916)	—	(1,404)	—	(13,320)
Issuance of common stock	840,558	—	—	—	840,558
Contributions from parent	—	555,552	108,100	(663,652)	—
Minimum withholding taxes paid on stock awards	(3,289)	—	—	—	(3,289)
Excess tax benefits from stock-based compensation	1,138	—	—	—	1,138
Net cash provided/(used) in financing activities	1,266,491	555,470	670,133	(1,034,648)	1,457,446

Effect of exchange rate changes on cash and cash equivalent	—	—	(5,134)	—	(5,134)
Net increase/(decrease) in cash and cash equivalents	760,322	540	6,746	—	767,608
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$857,267	$6,117	$7,473	$—	$870,857

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$130,770	$121,321	$(1,368)	$(119,953)	$130,770
Earnings in investments in subsidiaries	(119,953)	—	—	119,953	—
Other operating cash flows	175,098	(56,445)	114	—	118,767
Net cash provided by operating activities	185,915	64,876	(1,254)	—	249,537

Cash flows from investing activities:
Capital expenditures	(49,619)	(65,794)	—	—	(115,413)
Acquisitions, net of cash acquired	(3,000)	—	—	—	(3,000)
Investment in subsidiaries and affiliates	(43,449)	—	(43,424)	43,449	(43,424)
Gross proceeds from sale of property, plant and equipment and other assets	2,083	1,787	—	—	3,870
Proceeds from insurance settlements	1,305	2,967	—	—	4,272
Payments related to routes and other intangibles	(137)	—	—	—	(137)
Net cash provided/(used) in investing activities	(92,817)	(61,040)	(43,424)	43,449	(153,832)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(32)	—	—	(30,032)
Issuances of common stock	72	—	—	—	72
Contributions from parent	—	—	43,449	(43,449)	—
Minimum withholding taxes paid on stock awards	(4,084)	—	—	—	(4,084)
Excess tax benefits from stock-based compensation	2,652	—	—	—	2,652
Net cash provided/(used) in financing activities	(31,360)	(32)	43,449	(43,449)	(31,392)

Net increase/(decrease) in cash and cash equivalents	61,738	3,804	(1,229)	—	64,313
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$96,945	$5,577	$727	$—	$103,249

DARLING INTERNATIONAL INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$169,418	$146,584	$(634)	$(145,950)	$169,418
Earnings in investments in subsidiaries	(145,950)	—	—	145,950	—
Other operating cash flows	184,027	(114,532)	1,951	—	71,446
Net cash provided by operating activities	207,495	32,052	1,317	—	240,864

Cash flows from investing activities:
Capital expenditures	(23,835)	(36,318)	—	—	(60,153)
Acquisitions, net of cash acquired	(1,754)	—	—	—	(1,754)
Investment in subsidiaries and affiliates	(23,330)	—	(23,305)	23,330	(23,305)
Gross proceeds from sale of property, plant and equipment and other assets	961	568	—	—	1,529
Net cash used in investing activities	(47,958)	(35,750)	(23,305)	23,330	(83,683)

Cash flows from financing activities:
Payments on long-term debt	(270,000)	(9)	—	—	(270,009)
Borrowing from revolving credit facility	131,000	—	—	—	131,000
Payments on revolving credit facility	(291,000)	—	—	—	(291,000)
Deferred loan costs	(399)	—	—	—	(399)
Issuances of common stock	293,117	—	—	—	293,117
Contributions from parent	—	—	23,330	(23,330)	—
Minimum withholding taxes paid on stock awards	(1,281)	—	—	—	(1,281)
Excess tax benefits from stock-based compensation	1,125	—	—	—	1,125
Net cash provided/(used) in financing activities	(137,438)	(9)	23,330	(23,330)	(137,447)

Net increase in cash and cash equivalents	22,099	(3,707)	1,342	—	19,734
Cash and cash equivalents at beginning of year	13,108	5,480	614	—	19,202
Cash and cash equivalents at end of year	$35,207	$1,773	$1,956	$—	$38,936

PART II

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2013.

In August 2013 and October 2013, the Company acquired TRS and Rothsay, respectively. The Company is currently in the process of integrating both TRS and Rothsay pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size and complexity and the timing of these acquisitions, the internal controls over financial reporting of TRS and Rothsay were excluded from management’s assessment of the Company’s internal control over financial reporting as of December 28, 2013.
KPMG LLP, the registered public accounting firm that audited the Company's financial statements, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

(b)    Attestation Report of the Registered Public Accounting Firm.  The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8. "Financial Statements and Supplementary Data" of this report.

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than changes in certain modules of the Company's new enterprise resource planning (“ERP”) system and financial reporting tools that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Throughout fiscal 2013 including the fourth quarter of fiscal 2013, the Company has implemented new ERP modules and financial reporting tools and as a result related controls were modified as necessary.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled "Election of Directors,"  "Our Management - Executive Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Committees of the Board - Audit Committee" included in the Company’s definitive Proxy Statement relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

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
Email:  bphillips@darlingii.com

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled "Executive Compensation," "Compensation Committee Report" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" included in the Company’s definitive Proxy Statement relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company’s definitive Proxy Statement relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled "Transactions with Related Persons, Promoters and Certain Control Persons,"  "Corporate Governance – Code of Business Conduct" and "Corporate Governance - Independent Directors" included in the Company's definitive Proxy Statement relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled "Ratification of Selection of Independent Registered Public Accountant" included in the Company’s definitive Proxy Statement relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

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

2.2
Acquisition Agreement, dated as of August 23, 2013, by and between Darling International Inc. and Maple Leaf Foods Inc. (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the SEC upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 26, 2013 and incorporated herein by reference).

2.3
Sale and Purchase Agreement, dated as of October 5, 2013, by and between Darling International Inc. and VION Holding N.V. (certain immaterial schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 10, 2013 and incorporated herein by reference).

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

3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 27, 2013 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.3
Senior Notes Indenture, dated as of January 2, 2014, by and among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

4.4
Supplemental Indenture, dated as of January 8, 2014, by and among Darling Escrow Corporation, Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.4
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, by and among Darling International Inc., the other borrowers party thereto from time to time, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.5
Second Amended and Restated Security Agreement, dated as of January 6, 2014, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.6
Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.7
Registration Rights Agreement, dated as of January 2, 2014, by and among Darling Escrow Corporation, and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.8
Joinder to the Registration Rights Agreement, dated as of January 8, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc., and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.27 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.28 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.29 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.30 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.31 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.32 *
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

10.37 *
Amendment One to the Senior Executive Termination Benefits Agreement dated as of April 23, 2013 by and between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 and incorporated herein by reference).

10.38 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

10.39 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and Neil Katchen (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

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

10.42
Underwriting Agreement, dated December 12, 2013, between Darling International Inc. and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2013 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Colin Stevenson, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INTERNATIONAL INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 26, 2014
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Colin Stevenson	Executive Vice President –	February 26, 2014
Colin Stevenson	Global Finance and Adminstration
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	February 26, 2014
O. Thomas Albrecht

/s/ D. Eugene Ewing	Director	February 26, 2014
D. Eugene Ewing

/s/ Dirk Kloosterboer	Director	February 26, 2014
Dirk Kloosterboer

/s/ Charles Macaluso	Director	February 26, 2014
Charles Macaluso

/s/ John D. March	Director	February 26, 2014
John D. March

/s/ Michael Urbut	Director	February 26, 2014
Michael Urbut

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated as of November 9, 2010, by and among Darling International Inc., DG Acquisition Corp., Griffin Industries, Inc. and Robert A. Griffin, in his capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 and incorporated herein by reference).

2.2
Acquisition Agreement, dated as of August 23, 2013, by and between Darling International Inc. and Maple Leaf Foods Inc. (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the SEC upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 26, 2013 and incorporated herein by reference).

2.3
Sale and Purchase Agreement, dated as of October 5, 2013, by and between Darling International Inc. and VION Holding N.V. (certain immaterial schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 10, 2013 and incorporated herein by reference).

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

3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 27, 2013 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preference and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.3
Senior Notes Indenture, dated as of January 2, 2014, by and among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

4.4
Supplemental Indenture, dated as of January 8, 2014, by and among Darling Escrow Corporation, Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.4
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, by and among Darling International Inc., the other borrowers party thereto from time to time, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.5
Second Amended and Restated Security Agreement, dated as of January 6, 2014, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.6
Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014, by and among Darling International Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.7
Registration Rights Agreement, dated as of January 2, 2014, by and among Darling Escrow Corporation, and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

10.8
Joinder to the Registration Rights Agreement, dated as of January 8, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc., and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.27 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.28 *	Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.29 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference).

10.30 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.31 *	Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 and incorporated herein by reference).

10.32 *
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

10.37 *
Amendment One to the Senior Executive Termination Benefits Agreement dated as of April 23, 2013 by and between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 and incorporated herein by reference).

10.38 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

10.39 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and Neil Katchen (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

10.40 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

10.41 *
Underwriting Agreement, dated as of January 27, 2011, by and among Darling International Inc., the selling stockholders signatory thereto and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule 1 thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference).

10.42
Underwriting Agreement, dated December 12, 2013, between Darling International Inc. and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2013 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Colin Stevenson, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.