Form 10-Q
period 2014-03-29
DARLING INGREDIENTS INC.
filed 2014-05-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)
(Formerly Darling International Inc.)

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

There were 164,575,897 shares of common stock, $0.01 par value, outstanding at May 1, 2014.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 29, 2014 and December 28, 2013
(in thousands, except share data)

	March 29, 2014	December 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$143,422	$870,857
Restricted cash	364	354
Accounts receivable, net	435,386	112,844
Inventories	410,521	65,133
Prepaid expenses	30,479	14,223
Income taxes refundable	25,355	14,512
Other current assets	32,978	32,290
Deferred income taxes	19,933	17,289
Total current assets	1,098,438	1,127,502
Property, plant and equipment, less accumulated depreciation of $425,024 at March 29, 2014 and $381,314 at December 28, 2013	1,681,636	666,573
Intangible assets, less accumulated amortization of $125,327 at March 29, 2014 and $105,070 at December 28, 2013	1,054,608	588,664
Goodwill	1,476,541	701,637
Investment in unconsolidated subsidiary	149,025	115,114
Other assets	79,984	44,643
Deferred income taxes	9,627	—
	$5,549,859	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62,451	$19,888
Accounts payable, principally trade	316,080	43,742
Accrued expenses	149,432	113,174
Deferred income taxes	1,764	—
Total current liabilities	529,727	176,804
Long-term debt, net of current portion	2,330,494	866,947
Other non-current liabilities	106,200	40,671
Deferred income taxes	487,686	138,759
Total liabilities	3,454,107	1,223,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 165,793,391 and 165,261,003 shares issued at March 29, 2014 and at December 28, 2013, respectively	1,658	1,653
Additional paid-in capital	1,463,965	1,454,250
Treasury stock, at cost; 1,220,037 and 993,578 shares at March 29, 2014 and at December 28, 2013, respectively	(17,900)	(13,271)
Accumulated other comprehensive loss	(10,199)	(29,423)
Retained earnings	554,940	607,743
Total Darling's stockholders’ equity	1,992,464	2,020,952
Noncontrolling interests	103,288	—
Total stockholders' equity	$2,095,752	$2,020,952
	$5,549,859	$3,244,133

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 29, 2014 and March 30, 2013
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$931,435	$445,422
Costs and expenses:
Cost of sales and operating expenses	755,453	322,686
Selling, general and administrative expenses	94,929	42,293
Acquisition costs	15,948	—
Depreciation and amortization	65,669	21,867
Total costs and expenses	931,999	386,846
Operating income	(564)	58,576

Other expense:
Interest expense	(58,857)	(5,625)
Foreign currency loss	(13,814)	—
Other income/(expense), net	(1,138)	1,067
Total other expense	(73,809)	(4,558)

Equity in net income/(loss) of unconsolidated subsidiary	5,077	(1,195)
Income/ (loss) before income taxes	(69,296)	52,823

Income taxe expense/ (benefit)	(18,290)	20,418

Net income / (Loss)	(51,006)	32,405

Net (income)/ loss attributable to noncontrolling interests	(1,797)	—

Net income/ (loss) attributable to Darling	$(52,803)	$32,405

Basic income/ (loss) per share	$(0.32)	$0.27
Diluted income/ (loss) per share	$(0.32)	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
Three months ended March 29, 2014 and March 30, 2013
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income/ (loss)	$(51,006)	$32,405
Other comprehensive income, net of tax:
Foreign currency translation	20,615	—
Pension adjustments	320	805
Natural gas swap derivative adjustments	(113)	148
Corn option derivative adjustments	(1,598)	949
Total other comprehensive income, net of tax	19,224	1,902
Total comprehensive income / (loss)	$(31,782)	$34,307

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 29, 2014 and March 30, 2013
(in thousands)
(unaudited)

	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income/(loss)	$(51,006)	$32,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,669	21,867
Gain on disposal of property, plant, equipment and other assets	(916)	(210)
Gain on insurance proceeds from insurance settlements	—	(1,531)
Deferred taxes	(9,499)	16,494
Decrease in long-term pension liability	(688)	330
Stock-based compensation expense	8,459	2,883
Write-off deferred loan costs	4,330	—
Deferred loan cost amortization	2,452	768
Equity in net (income)/loss of unconsolidated subsidiary	(5,077)	1,195
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,018	1,451
Income taxes refundable/payable	(11,739)	(3,313)
Inventories and prepaid expenses	16,700	(390)
Accounts payable and accrued expenses	(63,824)	(6,333)
Other	7,617	(6,134)
Net cash provided/(used) by operating activities	(30,504)	59,482
Cash flows from investing activities:
Capital expenditures	(51,360)	(26,392)
Acquisitions, net of cash acquired	(2,081,690)	—
Investment in unconsolidated subsidiary	—	(12,535)
Gross proceeds from disposal of property, plant and equipment and other assets	1,324	412
Payments related to routes and other intangibles	(6,812)	(613)
Net cash used by investing activities	(2,138,538)	(39,128)
Cash flows from financing activities:
Proceeds from long-term debt	1,797,509	—
Payments on long-term debt	(263,971)	(21)
Borrowings from revolving credit facility	223,310	—
Payments on revolving credit facility	(273,474)	—
Deferred loan costs	(38,786)	—
Issuance of common stock	2,504	16
Minimum withholding taxes paid on stock awards	(4,709)	(2,523)
Excess tax benefits from stock-based compensation	960	702
Net cash provided/ (used) by financing activities	1,443,343	(1,826)
Effect of exchange rate changes on cash and cash equivalents	(1,736)	—
Net increase/(decrease) in cash and cash equivalents	(727,435)	18,528
Cash and cash equivalents at beginning of period	870,857	103,249
Cash and cash equivalents at end of period	$143,422	$121,777
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$1,437	$2,341
Cash paid during the period for:
Interest, net of capitalized interest	$35,472	$167
Income taxes, net of refunds	$5,466	$8,118

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 29, 2014
(unaudited)

(1)	General

On May 6, 2014, the stockholders of Darling International Inc. approved changing the name of the company from Darling International Inc. to Darling Ingredients Inc. The change became effective on May 7, 2014. Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. As further discussed in Note 3, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition").

The Company’s business is now conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast to reflect the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 13 to the consolidated financial statements.

The accompanying consolidated financial statements for the three month periods ended March 29, 2014 and March 30, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2013.  Note that because of the 2013 and 2014 acquisitions described above, the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 2013 may not be comparable to the unaudited consolidated financial statements contained herein.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consoldiated Statements of Operations, the noncontrolling interest in net income (loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as "Net income/(loss) attributable to noncontrolling interests". In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidairies' net assets held by parties other than the Company. These ownership interests are presented separately as "Noncontrolling interests" within "Stockholders' Equity." All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 29, 2014, and include the 13 ended March 29, 2014, and the 13 weeks ended March 30, 2013.

(c)	Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when the products have shipped and the customer takes ownership and assumes risk of loss.  The Company has formula arrangements with certain suppliers whereby the charge or credit for raw materials is tied to published finished product commodity prices after deducting a fixed processing fee incorporated into the formula and is recorded as a cost of sale by line of business.  The Company recognizes service revenue in the fiscal month the service occurs.

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at daily or average monthly exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $20.6 million in the three months ended March 29, 2014 and no currency translation gains and losses in the three months ended March 30, 2013. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $13.8 million in the three months ended March 29, 2014, with $12.6 million representing a loss on a hedge transaction during the first quarter of fiscal 2014.

(e)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(f)	Earnings Per Share

Basic income/ (loss) per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income/ (loss) per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income/ (loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		March 29, 2014			March 30, 2013
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/ (loss) allocable to Darling	$(52,803)	164,386	$(0.32)	$32,405	117,915	$0.27
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		—			690
Less: Pro forma treasury shares		—			(312)
Diluted:
Net income/ (loss)	$(52,803)	164,386	$(0.32)	$32,405	118,293	$0.27

For the three months ended March 29, 2014 and March 30, 2013, respectively, 942,956 and 191,628 outstanding stock options were excluded from diluted income/ (loss) per common share as the effect was antidilutive. For the three months ended March 29, 2014 and March 30, 2013, respectively, 856,568 and 64,180 shares of non-vested stock and stock equivalents were excluded from diluted income/ (loss) per common share as the effect was antidilutive.

(3)	Acquisitions

On January 7, 2014, the Company acquired the VION Ingredients business division from VION by purchasing shares of the VION Companies as described in Note 1, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in pharmaceuticals, food, pet food, feed, fuel, bioenergy and fertilizer. Darling Ingredients International operates a global network of 67 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (bioenergy), Sonac (bone products, proteins, fats, edible fats and plasma products), Ecoson (bioenergy), Rousselot (gelatin and collagen hydrolysates), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood plasma powder, hemoglobin, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the pharmaceutical, food and technical industries with operations in Europe, the United States, South America and China. CTH is a market leader in natural casings for the sausage industry with operations in Europe, China and the United States. The purchase of the VION Companies allows the Company to have a global reach. The purchase price for the transaction was approximately €1.6 billion in cash (approximately $2.2 billion at the exchange rate of €1.00:USD$1.3605). The purchase price was financed through (i) borrowings under the Company’s senior secured revolving credit facility and term loan facilities; (ii) proceeds from the Company’s $874.0 million public common stock offering in the fourth quarter of fiscal 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the Company’s 5.375% Senior Notes due 2022, that closed on January 2, 2014.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the VION Acquisition as of January 7, 2014 (unaudited) (in thousands):

Accounts receivable	$318,272
Inventory	374,970
Deferred tax asset	18,132
Property and equipment	1,008,282
Identifiable intangibles	481,833
Goodwill	774,778
Investment in unconsolidated subsidiaries	28,493
Other long term assets	1,101
Accounts payable	(358,013)
Current portion of long-term debt	(16,360)
Accrued expenses	(19,241)
Deferred tax liability	(361,817)
Long debt obligations	(6,906)
Other non-current liabilities	(62,039)
Noncontrolling interests	(100,440)
Purchase price, net of cash acquired	$2,081,045

Preliminarily, $247.2 million of the goodwill was assigned to the Feed Ingredients segment, $410.3 million to the Food Ingredients segment and $117.3 million to the Fuel Ingredients segment. Of the VION Acquisition goodwill approximately 31% is expected to be deductible for tax purposes.  Identifiable intangibles include trademarks and trade names with indefinite lives of approximately $31.8 million and definite lived intangible assets including routes of approximately $211.4 million with a weighted average useful life of 10 years, $223.1 million in permits with a weighted average useful life of 15 years and patents and other intangibles of approximately $15.5 million with a weighted average useful life of 8 years. The VION Acquisition is a taxable stock sale and as a result there were deferred taxes that were created. Due to the complexity and timing of the VION Acquisition, the Company is still assessing the provisional amounts recorded for assets acquired and accrued liabilities assumed; thus, the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented above with a corresponding adjustment to goodwill and if material, retrospective adjustments to earnings would be required.

The Company also incurred selling and general administrative expenses as part of the Rothsay Acquisition and the VION Acquisition for consulting and legal expenses in the amount of approximately $15.9 million during the first quarter of fiscal 2014.

The amount of revenue and net income/loss from the VION Acquisition included in the Company’s consolidated statement of operations for the three months ended March 29, 2014 were $489.6 million and a loss of approximately $19.9 million, respectively.

On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay for approximately CAD $640.2 million (approximately USD$612.6 million at the exchange rate of CAD$1.00:USD$0.9569) comprised of cash of CAD$644.5 million less a contingent receivable of approximately CAD$4.3 million due to over payment for working capital, which was returned by MFI in the first quarter of fiscal 2014. The cash portion of the Rothsay Acquisition was funded through a combination of borrowings under Darling's senior secured revolving credit facility and term loan facility. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. The Rothsay Acquisition not only adds significant scale by expanding the Company's geographic footprint into Canada, but also provides the Company with an opportunity for synergies by sharing best practices between Rothsay and the Company's existing operations and by improving efficiencies.

As a result of the Rothsay Acquisition and the VION Acquisition, effective October 28, 2013 and January 7, 2014, respectively, the Company began including the operations of the Rothsay Acquisition and the VION Acquisition into the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Rothsay Acquisition and the VION Acquisition had occurred on December 30, 2012 for the periods presented (unaudited) (in thousands, except per share data):

March 30, 2013
Net sales	$1,037,714
Income from continuing operations	82,514
Net income	64,916
Earnings per share
Basic	$0.39
Diluted	$0.39

The selected unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the VION Acquisition and the Rothsay Acquisition actually occurred on December 30, 2012 and excludes certain nonrecurring transactions directly related to the acquisitions.

The Company notes the acquisitions discussed below are not considered related businesses and therefore, are not required to be treated as a single business combination.  Pro forma results of operations for these acquisitions have not been presented because the effect of each acquisition individually is not deemed material to revenues and net income of the Company for any fiscal period presented.

On August 26, 2013, a wholly-owned subsidiary of Darling, Darling AWS LLC, a Delaware limited liability company, acquired all of the shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction"). The Terra Transaction increased the Company's rendering portfolio by adding an additional grease collection business to the Company's existing Feed Ingredients segment and adding an industrial residuals business as a new line of service for the Company's feed raw material suppliers within the Feed Ingredients segment.

Effective August 26, 2013, the Company began including the operations acquired in the Terra Transaction into the Company's consolidated financial statements.  The Company paid approximately $122.1 million in cash including an additional $0.7 million for working capital in the first quarter of fiscal 2014, for assets and assumed liabilities consisting of property, plant and equipment of $27.7 million, intangible assets of $46.2 million, goodwill of $65.7 million, deferred tax liability of $24.1 million and working capital of $6.6 million on the closing date.  The goodwill from the Terra

Transaction was assigned to the Feed Ingredients segment and is not deductible for tax purposes, though TRS has approximately $5.2 million of goodwill deductible for tax purposes related to prior acquisitions. The identifiable intangibles have a weighted average life of 12 years. Final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented above with a corresponding adjustment to goodwill.

(4)	Inventories

A summary of inventories follows (in thousands):

	March 29, 2014	December 28, 2013
Finished product	$285,019	$57,681
WIP	76,727	—
Supplies and other	48,775	7,452
	$410,521	$65,133

Following the VION Acquisition, the Company began to carry larger amounts of inventories as compared to historical periods because the gelatin and casing usiness purchased in the VION Acquisition traditionally have required longer processing periods to produce the end product and greater available inventory than Darling's historical products require. The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

(5)	Investment in Unconsolidated Subsidiary

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which is capable of producing approximately 9,300 barrels per day of renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows:

		Three Months Ended		Three Months Ended
As of March 31, 2014		March 31, 2014		March 31, 2013
Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Loss

$491,826	$239,576	$119,657	$9,348	$—	$(1,195)

As of March 29, 2014 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $119.8 million on the consolidated balance sheet and has recorded approximately $4.7 million of income and $1.2 million in losses in the unconsolidated subsidiary for the three months ended March 29, 2014 and March 30, 2013, respectively.

(6)	Debt

Debt consists of the following (in thousands):

	March 29, 2014	December 28, 2013
Amended Credit Agreement and Former Credit Agreement:
Revolving Credit Facility	$219,015	$286,676
Term Loan A	333,964	340,030
Term Loan B	1,300,536	—
5.375% Senior Notes due 2022	500,000	—
8.5% Senior Notes due 2018	—	250,000
Other Notes and Obligations	39,430	10,129
	2,392,945	886,835
Less Current Maturities	62,451	19,888
	$2,330,494	$866,947

At March 29, 2014, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$148.1 million and CAD$48.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at March 29, 2014, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current capital lease obligation and long-term capital lease obligation in Canadian dollars was approximately CAD$3.1 million and CAD$6.9 million, respectively.

At March 29, 2014, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in euros of €510.0 million and €15.0 million, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. ("Darling Canada") and Darling International NL Holdings B.V. ("Darling NL") entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), restating its then existing Amended and Restated Credit Agreement (the "Former Credit Agreement") dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the "Senior Secured Credit Facilities"). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed in Canadian dollars by Darling Canada and to be borrowed in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender by Darling NL and certain other foreign subsidiaries of Darling who were added as borrowers following January 6, 2014. On January 6, 2013, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. Those borrowings under the term loan B facility are currently outstanding. The proceeds of the term loan B facility and a portion of the revolving loan facility were used by Darling to pay a portion of the consideration for the VION Acquisition. The revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

As of March 29, 2014, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of March 29, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter of the closing date of the VION Acquisition and continuing until the last day of each quarter period ending immediately prior to the term loan B maturity date; and one final installment in the amount of the relevant term loan B facility then outstanding, due on the term loan B maturity date. The term loan B facility will mature on January 7, 2021.

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

At March 29, 2014, the Company had $200.0 million outstanding under the term loan A facility and $155.0 million under the revolver at LIBOR plus a margin of 2.5% per annum for a total of 2.6875% per annum. The Company had $600.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.5% per annum for a total of 3.25% per annum. The Company had CAD$148.1 million outstanding under the term loan A facility and CAD$48.0 million outstanding under the revolver at CDOR plus a margin of 2.5% per annum for a total of 3.82% per annum. The Company had €510.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.75% per annum for a total of 3.5% per annum. The Company had €15.0 million outstanding under the revolver at LIBOR plus a margin of 2.5% per annum for a total of 2.737% per annum. As of March 29, 2014, the Company had availability of $748.3 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $32.7 million. In addition, the Company has capitalized approximately $35.4 million of deferred loan costs during the first quarter of fiscal 2014.

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

Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling entered into a purchase agreement (the “Original Purchase Agreement”) with the initial purchasers party thereto (the "Initial Purchasers"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the "5.375% Notes"). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc. (such subsidiaries, the "Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Notes and the Indenture and the Guarantors guaranteed the 5.375% Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Closing Date, the proceeds from the offering of the 5.375% Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 discussed below.

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

Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium (as defined below) as of the date of redemption, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” means, with respect to any 5.375% Note at any redemption date, the greater of: (i) 1.0% of the principal amount of such 5.375% Note; and (ii) the excess, if any, of (A) the present value as of such redemption date of (1) the redemption price of such 5.375% Note at January 15, 2017 (such redemption price being set forth in the table below), plus (2) all required interest payments due on such 5.375% Note through January 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points, over (B) the principal amount of such 5.375% Note.

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

Holders of the 5.375% Notes have the benefit of registration rights. In connection with the assumption of the 5.375% Notes by Darling and the guarantee of the 5.375% Notes by the Guarantors, on the Notes Closing Date, Darling and the Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the "Original Registration Rights Agreement"), among Darling Escrow Sub, and the Initial Purchasers, by entering into a Joinder to the Registration Rights Agreement, dated as of the Closing Date (the "Registration Rights Agreement Joinder” and together with the Original Registration Rights Agreement, the “Registration Rights Agreement"), with the Initial Purchasers. Under the Registration Rights Agreement, Darling and the Guarantors have agreed to consummate a registered exchange offer for the 5.375% Notes under the Securities Act within 270 days after the Notes Closing Date. Darling and the Guarantors have agreed to file and keep effective for a certain time period under the Securities Act a shelf registration statement for the resale of the 5.375% Notes if an exchange offer cannot be effected and under certain other circumstances. Darling will be required to pay additional interest on the 5.375% Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.

Senior Notes due 2018. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Senior Notes due 2018 (the "8.5% Notes") under an indenture with U.S. Bank National Association, as trustee. On February 7, 2014, the Company completed the redemption of the 8.5% Notes for $280.4 million, which included a redemption premium of approximately $27.3 million and accrued and unpaid interest of approximately $3.1 million.

The Credit Agreement and the Senior Notes due 2022 and 2018 consisted of the following elements at March 29, 2014 and December 28, 2013, respectively (in thousands):

	March 29, 2014	December 28, 2013
Senior Notes:
5.375% Senior Notes due 2022	$500,000	$—
8.5% Senior Notes due 2018	$—	$250,000
Senior Secured Credit Facilities:
Term Loan A	$333,964	$340,030
Term Loan B	$1,300,536	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$1,000,000
Borrowings outstanding	219,015	286,676
Letters of credit issued	32,662	32,662
Availability	$748,323	$680,662

The obligations of the Company under the Amended Credit Agreement are guaranteed by Darling National LLC, a Delaware limited liability company ("Darling National"), Griffin Industries LLC, a Kentucky limited liability company ("Griffin"), and its subsidiary, Craig Protein Division, Inc ("Craig Protein"), Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc. and EV Acquisition, Inc., each of which is a wholly-owned subsidiary of the Company, and are secured, subject to certain exceptions, by a perfected first priority security interest in all tangible and intangible personal property of the Company and the guarantors, including a pledge of 100% of the equity interests of certain domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries. The 5.375% Notes are guaranteed by each of the foregoing subsidiaries, and effective as of January 6, 2014, the 5.375% Notes are secured on an equal and ratable basis with the Company's and the guarantors' obligations under the Amended Credit Agreement. The 5.375% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the guarantors, including debt that is secured by the collateral for the Amended Credit Agreement and the 5.375% Notes. The 5.375% Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the guarantors that is secured by assets that do not constitute collateral for the Amended Credit Agreement and the 5.375% Notes, to the extent of the value of the assets securing such debt. The 5.375% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

The Company's financial covenants are first effective for fiscal quarter ending June 28, 2014, which is the first full fiscal quarter after January 6, 2014. As of March 29, 2014, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants, contained in the Credit Agreement and the Indenture.

(7)	Income Taxes

The Company has provided income taxes for the three-month periods ended March 29, 2014 and March 30, 2013, based on its estimate of the effective tax rate for the entire 2014 and 2013 fiscal years. For fiscal 2014, the Company’s effective tax rate is significantly affected by the VION Acquisition including non-deductible acquisition costs, Subpart F and entities that are subject to income tax at various tax rates in their countries of operation that differ from the U.S. statutory tax rate.

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s net deferred tax liability increased by approximately $338.4 million in the three month period ended March 29, 2014 principally due to deferred tax liabilities acquired in the stock acquisition resulting in carryover tax basis in the VION Acquisition including the accumulated earnings of certain foreign joint ventures. The Company expects to indefinitely reinvest the earnings of its foreign subsidiaries outside of the United States and has generally not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Certain VION Companies acquired as part of the VION Acquisition have deferred tax assets for tax loss carryforwards, and the Company has recorded valuation allowances in respect to those losses in the purchase accounting for the acquisition to the extent it has been determined that it is not more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. The Company’s uncertain tax positions increased by $8.2 million during the three month period ended March 29, 2014 primarily related to the recording of positions from the VION Acquisition in purchase accounting. At March 29, 2014, the Company had $5.8 million of gross unrecognized tax benefits and $3.1 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $3.3 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

The Company’s major taxing jurisdictions include the U.S. (federal and state), Canada, the Netherlands, Belgium, Brazil, Germany, France and China. The Company is subject to regular examination by various tax authorities and although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company’s major tax jurisdictions is open for varying periods, but is generally closed through the 2006 tax year.

(8)	Other Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended March 29, 2014 and March 30, 2013 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Defined benefit pension plans
Amortization of prior service cost	$4	$15	$(2)	$(6)	$2	$9
Amortization of actuarial loss	519	1,300	(201)	(504)	318	796
Total defined benefit pension plans	523	1,315	(203)	(510)	320	805
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(357)	57	139	(22)	(218)	35
Gain/(loss) activity recognized in other comprehensive income (loss)	172	184	(67)	(71)	105	113
Total natural gas swap derivatives	(185)	241	72	(93)	(113)	148
Corn option derivatives
Loss/(gain) reclassified to net income	(1,292)	(42)	501	16	(791)	(26)
Gain/(loss) activity recognized in other comprehensive income (loss)	(1,319)	1,591	512	(616)	(807)	975
Total corn option derivatives	(2,611)	1,549	1,013	(600)	(1,598)	949

Foreign currency translation	20,615	—	—	—	20,615	—

Other comprehensive income (loss)	$18,342	$3,105	$882	$(1,203)	$19,224	$1,902

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended March 29, 2014 and March 30, 2013 as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$357	$(57)	Cost of sales and operating expenses
Corn option derivatives	1,292	42	Cost of sales and operating expenses
	1,649	(15)	Total before tax
	(640)	6	Income taxes
	1,009	(9)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(4)	$(15)	(a)
Amortization of actuarial loss	(519)	(1,300)	(a)
	(523)	(1,315)	Total before tax
	203	510	Income taxes
	(320)	(805)	Net of tax
Total reclassifications	$689	$(814)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of March 29, 2014 as follows (in thousands):

	Three Months Ended March 29, 2014
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 28, 2013, net of tax	$(14,502)	$1,448	$(16,369)	$(29,423)
Other comprehensive gain before reclassifications	20,615	(62)	—	20,553
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,649)	320	(1,329)
Net current-period other comprehensive income	20,615	(1,711)	320	19,224
Accumulated Other Comprehensive Income (loss) March 29, 2014, net of tax	6,113	$(263)	$(16,049)	$(10,199)

(9)    Employee Benefit Plans

The Company has retirement and pension plans covering a substantial number of its employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement. During the third quarter of fiscal 2011, as part of the initiative to combine Darling's then existing retirement benefit programs, the Company's Board of Directors authorized the Company to proceed with the restructuring of its retirement benefit program effective January 1, 2012, to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's defined contribution plans. The Company-sponsored hourly union plan has not been curtailed; however, several locations of the Company-sponsored hourly union plan have been curtailed as a result of collective bargaining renewals for those sites.

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

Additionally, as a result of the VION Acquisition, employees of VION Ingredients became employees of Darling Ingredients International. Pursuant to the terms of the sale and purchase agreement of the VION Acquistion, Darling assumed approximately $31.7 million of pension and postretirement benefit plan obligations.

Net pension cost for the three months ended March 29, 2014 and March 30, 2013 includes the following components (in thousands):

	Pension Benefits		Other Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$1,446	$77	$44	$—
Interest cost	3,326	1,318	21	—
Expected return on plan assets	(383)	(1,819)	—	—
Amortization of prior service cost	4	15	—	—
Amortization of net loss	520	1,300	—	—
Net pension cost	$4,913	$891	$65	$—

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 29, 2014, the Company expects to contribute approximately $19.1 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 29, 2014 and March 30, 2013 of approximately $5.2 million and $0.1 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and three plans have certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of March 29, 2014, the Company has an accrued liability of approximately $0.9 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(10)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At March 29, 2014, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, soybean oil options contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2014. As of March 29, 2014, all of the contracts have expired and settled according to the contracts.

In fiscal 2013 and the first three months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of March 29, 2014, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of March 29, 2014, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	16,866	Euro	5,350
Brazilian real	17,223	U.S. dollar	7,250
Euro	245,890	U.S. dollar	336,886
Euro	28,995	Polish zloty	121,698
Euro	4,889	Japanese yen	686,916
Euro	21,185	Chinese renminbi	176,512
Euro	19,905	Australian dollar	29,850
Euro	6,985	British pound	5,773

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at March 29, 2014 into earnings over the next 12 months will be approximately $0.4 million. As of March 29, 2014, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of March 29, 2014 and December 28, 2013 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	March 29, 2014	December 28, 2013
Corn options	Other current assets	$16	$2,349
Natural gas swaps	Other current assets	—	120

Total asset derivatives designated as hedges		$16	$2,469

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$1,449	$27,516
Heating oil swaps and options	Other current assets	18	43
Soybean oil options	Other current assets	28	—

Total asset derivatives not designated as hedges		$1,495	$27,559

Total asset derivatives		$1,511	$30,028

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	March 29, 2014	December 28, 2013
Corn options and futures	Accrued expenses	$696	$1

Total liability derivatives designated as hedges		$696	$1

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$1,671	$—
Heating oil swaps and options	Accrued expenses	5	2
Corn options	Accrued expenses	166	—

Total liability derivatives not designated as hedges		$1,842	$2

Total liability derivatives		$2,538	$3

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended March 29, 2014 and March 30, 2013 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013
Corn options	$(1,319)	$1,591	$1,292	$42	$376	$254
Natural gas swaps	172	184	357	(57)	1	(1)

Total	$(1,147)	$1,775	$1,649	$(15)	$377	$253

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $1.1 million and approximately $1.8 million recorded net of taxes of approximately $0.4 million and less than $0.7 million as of March 29, 2014 and March 30, 2013, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options and natural gas swaps are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options and natural gas swaps is included in other income/(expense), net in the Company’s consolidated statements of operations.

At March 29, 2014, the Company had forward purchase agreements in place for purchases of approximately $5.4 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 29, 2014 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 29, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$1,511	$—	$1,511	$—
Total Assets	$1,511	$—	$1,511	$—

Liabilities:
Derivative instruments	$2,538	$—	$2,538	$—
Senior notes	511,250	—	511,250	—
Term loan A	335,634	—	335,634	—
Term loan B	1,302,647	—	1,302,647	—
Revolver debt	215,730	—	215,730	—
Total Liabilities	$2,367,799	$—	$2,367,799	$—

Derivative assets consist of the Company’s heating oil swap contracts, soybean option contracts, corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 Derivatives for breakdown by instrument type.

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

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from a third-party bank.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At March 29, 2014 and December 28, 2013, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $76.2 million and $35.5 million, respectively.  The Company has insurance recovery receivables of approximately $8.8 million as of March 29, 2014 and December 28, 2013, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. The Company has been named as a third party defendant in a lawsuit pending in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of

the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). In the Tierra/Maxus Litigation, which was filed on December 13, 2005, the plaintiffs seek to recover from the defendants past and future cleanup and removal costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief, purportedly arising from the alleged discharges into the Passaic River of a particular type of dioxin and other unspecified hazardous substances. The damages being sought by the plaintiffs from the defendants are likely to be substantial. On February 4, 2009, two of the defendants, Tierra Solutions, Inc. (“Tierra”) and Maxus Energy Corporation (“Maxus”), filed a third-party complaint against over 300 entities, including the Company, seeking to recover all or a proportionate share of cleanup and removal costs, damages or other loss or harm, if any, for which Tierra or Maxus may be held liable in the Tierra/Maxus Litigation. Tierra and Maxus allege that Standard Tallow Company, an entity that the Company acquired in 1996, contributed to the discharge of the hazardous substances that are the subject of this case while operating a former plant site located in Newark, New Jersey. The Company is a party to a settlement in this matter pursuant to which it will pay the State of New Jersey $195,000 and be dismissed from the case. This amount was accrued in the first quarter of 2013. The Superior Court approved the settlement on December 12, 2013 and entered an order dismissing participating third-party defendants from the litigation. We have paid the Company's settlement amount into escrow where it will be held by the Superior Court pending any appeal of the Superior Court’s order. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (EPA) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter was scheduled for trial in July 2014; however, the parties have agreed to stay the litigation while they participate in a mediation process. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

(13)	Business Segments

Effective December 29, 2013, the Company's business operations were reorganized into three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast for the changes to the segment reporting structure. The Company sells its products domestically and internationally. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

Included in corporate activities are general corporate expenses and the amortization of certain intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and plasma products) and (ii) the Company's bakery by-products business. Feed Ingredients operations process animal by-products and used cooking oil into fats, protein and hides.

Food Ingredients
Food Ingredients consists principally of (i) the gelatin and collagen hydrolysates business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's biofuel business conducted under the Dar Pro® and Rothsay names and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2014
Net Sales	$571,936	$271,082	$88,417	$—	$931,435
Cost of sales and operating expenses	446,039	235,358	74,177	(121)	755,453
Gross Margin	125,897	35,724	14,240	121	175,982

Selling, general and administrative expense	52,376	27,795	4,815	9,943	94,929
Acquisition costs	—	—	—	15,948	15,948
Depreciation and amortization	37,730	16,471	7,212	4,256	65,669
Segment operating income/ (loss)	35,791	(8,542)	2,213	(30,026)	(564)

Equity in net income of unconsolidated subsidiaries	403	—	4,674	—	5,077
Segment income	36,194	(8,542)	6,887	(30,026)	4,513

Total other expense					(73,809)
Income before income taxes					$(69,296)

Segment assets at March 29, 2014	$2,708,147	$1,841,634	$719,644	$280,434	$5,549,859

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2013
Net Sales	$443,782	$—	$1,640	$—	$445,422
Cost of sales and operating expenses	321,192	—	1,361	133	322,686
Gross Margin	122,590	—	279	(133)	122,736

Selling, general and administrative expense	34,086	—	96	8,111	42,293
Acquisition costs	—	—	—	—	—
Depreciation and amortization	20,477	—	31	1,359	21,867
Segment operating income/ (loss)	68,027	—	152	(9,603)	58,576

Equity in net income of unconsolidated subsidiaries	—	—	(1,195)	—	(1,195)
Segment income	68,027	—	(1,043)	(9,603)	57,381

Total other expense					(4,558)
Income before income taxes					$52,823

Segment assets at December 28, 2013	$1,986,564	$—	$179,722	$1,077,847	$3,244,133

(14)	Related Party Transactions

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

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 29, 2014 and March 30, 2013, the Company has recorded sales to the DGD Joint Venture of approximately $41.6 million and $5.2 million, respectively. At March 29, 2014 and December 28, 2013, the Company has $17.1 million and $14.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales for the three months ended March 29, 2014, of approximately $9.2 million to the DGD Joint Venture to defer the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at March 29, 2014 of approximately $2.3 million.

(15)     New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU amends ASC Topic 740, Income Taxes The new standard requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The standard will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. The Company adopted this standard in the first quarter of fiscal 2014. The adoption did not have a material impact on the Company's consolidated financial statements.

(16)     Guarantor Financial Information

The Company's 5.375% Notes (see Note 6) are guaranteed on an unsecured basis by the Company's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein , Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, Terra Renewal Services, Inc., EV Acquisition, Inc., Rousselot Inc., Rousselot Peabody Inc., Rousselot Dubuque Inc. and Sonac USA LLC. (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the 5.375% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the 5.375% Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 29, 2014 and December 28, 2013, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three ended March 29, 2014 and March 30, 2013.

Condensed Consolidating Balance Sheet
As of March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$54,293	$13,451	$75,678	$—	$143,422
Restricted cash	102	—	262	—	364
Accounts receivable	75,149	551,127	293,012	(483,902)	435,386
Inventories	15,183	85,269	310,069	—	410,521
Income taxes refundable	28,569	3,732	(6,946)	—	25,355
Prepaid expenses	16,157	1,544	12,778	—	30,479
Other current assets	1,280	57	31,641	—	32,978
Deferred income taxes	15,731	—	4,202	—	19,933
Total current assets	206,464	655,180	720,696	(483,902)	1,098,438
Investment in subsidiaries	3,655,852	1,974,799	7,994,506	(13,625,157)	—
Property, plant and equipment, net	201,459	392,624	1,087,553	—	1,681,636
Intangible assets, net	22,848	333,316	698,444	—	1,054,608
Goodwill	21,860	617,243	837,438	—	1,476,541
Investment in unconsolidated subsidiary	—	—	149,025	—	149,025
Other assets	73,870	588,801	(211,690)	(370,997)	79,984
Deferred taxes	(847)	847	9,627	—	9,627
	$4,181,506	$4,562,810	$11,285,599	$(14,480,056)	$5,549,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$18,500	$86	$43,865	$—	$62,451
Accounts payable	492,596	35,099	266,800	(478,415)	316,080
Accrued expenses	74,197	15,920	64,802	(5,487)	149,432
Deferred taxes	—	—	1,764	—	1,764
Total current liabilities	$585,293	$51,105	$377,231	$(483,902)	$529,727
Long-term debt, net of current portion	1,436,500	13,359	1,251,631	(370,996)	2,330,494
Other noncurrent liabilities	35,876	5,893	64,431	—	106,200
Deferred income taxes	131,373	7,726	348,587	—	487,686
Total liabilities	2,189,042	78,083	2,041,880	(854,898)	3,454,107
Total stockholders’ equity	1,992,464	4,484,727	9,243,719	(13,625,158)	2,095,752
	$4,181,506	$4,562,810	$11,285,599	$(14,480,056)	$5,549,859

Condensed Consolidating Balance Sheet
As of December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$857,267	$6,117	$7,473	$—	$870,857
Restricted cash	102	—	252	—	354
Accounts receivable	41,464	484,091	16,092	(428,803)	112,844
Inventories	20,799	36,314	8,020	—	65,133
Income taxes refundable	14,397	—	115	—	14,512
Prepaid expenses	9,347	3,794	1,082	—	14,223
Other current assets	31,248	15	1,027	—	32,290
Deferred income taxes	15,107	—	2,182	—	17,289
Total current assets	989,731	530,331	36,243	(428,803)	1,127,502
Investment in subsidiaries	2,140,869	63,116	—	(2,203,985)	—
Property, plant and equipment, net	172,533	356,772	137,268	—	666,573
Intangible assets, net	15,896	340,611	232,157	—	588,664
Goodwill	21,860	424,244	255,533	—	701,637
Investment in unconsolidated subsidiary	—	—	115,114	—	115,114
Other assets	40,588	373,699	1,352	(370,996)	44,643
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10,000	$87	$9,801	$—	$19,888
Accounts payable	425,117	21,236	22,939	(425,550)	43,742
Accrued expenses	85,165	20,178	11,084	(3,253)	113,174
Total current liabilities	520,282	41,501	43,824	(428,803)	176,804
Long-term debt, net of current portion	680,000	55	557,888	(370,996)	866,947
Other noncurrent liabilities	36,381	—	4,290	—	40,671
Deferred income taxes	123,862	—	14,897	—	138,759
Total liabilities	1,360,525	41,556	620,899	(799,799)	1,223,181
Total stockholders’ equity	2,020,952	2,047,217	156,768	(2,203,985)	2,020,952
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133

Condensed Consolidating Statements of Operations
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$147,055	$389,107	$484,046	$(88,773)	$931,435
Cost and expenses:
Cost of sales and operating expenses	110,794	313,008	420,424	(88,773)	755,453
Selling, general and administrative expenses	37,552	13,876	43,501	—	94,929
Acquisition costs	14,381	—	1,567	—	15,948
Depreciation and amortization	7,518	19,511	38,640	—	65,669
Total costs and expenses	170,245	346,395	504,132	(88,773)	931,999
Operating income	(23,190)	42,712	(20,086)	—	(564)

Interest expense	(50,301)	5,225	(13,781)	—	(58,857)
Foreign currency gains/ (losses)	(12,228)	(92)	(1,494)	—	(13,814)
Other, net	(1,453)	(797)	1,112	—	(1,138)
Equity in net income of unconsolidated subsidiary	—	—	5,077	—	5,077
Earnings in investments in subsidiaries	11,361	—	—	(11,361)	—
Income/(loss) before taxes	(75,811)	47,048	(29,172)	(11,361)	(69,296)
Income taxes (benefit)	(23,008)	12,418	(7,700)	—	(18,290)
Net income/(loss) attributable to noncontrolling interests	—	—	(1,797)	—	(1,797)
Net income (loss) attributable to Darling	$(52,803)	$34,630	$(23,269)	$(11,361)	$(52,803)

Condensed Consolidating Statements of Operations
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$161,872	$319,411	$4,134	$(39,995)	$445,422
Cost and expenses:
Cost of sales and operating expenses	124,104	234,521	4,056	(39,995)	322,686
Selling, general and administrative expenses	22,567	19,686	40	—	42,293
Depreciation and amortization	6,138	15,723	6	—	21,867
Total costs and expenses	152,809	269,930	4,102	(39,995)	386,846
Operating income	9,063	49,481	32	—	58,576

Interest expense	(5,621)	(4)	—	—	(5,625)
Other, net	938	135	(6)	—	1,067
Equity in net loss of unconsolidated subsidiary	—	—	(1,195)	—	(1,195)
Earnings in investments in subsidiaries	29,718	—	—	(29,718)	—
Income/(loss) before taxes	34,098	49,612	(1,169)	(29,718)	52,823
Income taxes	1,693	19,177	(452)	—	20,418
Net income (loss)	$32,405	$30,435	$(717)	$(29,718)	$32,405

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$(51,006)	$34,630	$(23,269)	$(11,361)	$(51,006)
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	20,615	—	20,615
Pension adjustments	320	—	—	—	320
Natural gas swap derivative adjustments	(113)	—	—	—	(113)
Corn option derivative adjustments	(1,598)	—	—	—	(1,598)
Total other comprehensive income, net of tax	(1,391)	—	20,615	—	19,224
Total comprehensive income (loss)	$(52,397)	$34,630	$(2,654)	$(11,361)	$(31,782)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$32,405	$30,435	$(717)	$(29,718)	$32,405
Other comprehensive income (loss), net of tax:
Pension adjustments	805	—	—	—	805
Natural gas swap derivative adjustments	148	—	—	—	148
Corn option derivative adjustments	949	—	—	—	949
Total other comprehensive income, net of tax	1,902	—	—	—	1,902
Total comprehensive income (loss)	$34,307	$30,435	$(717)	$(29,718)	$34,307

Condensed Consolidating Statements of Cash Flows
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income	$(51,006)	$34,630	$(23,269)	$(11,361)	$(51,006)
Earnings in investments in subsidiaries	(11,361)	—	—	11,361	—
Other operating cash flows	35,205	(11,156)	(3,547)	—	20,502
Net cash provided by operating activities	(27,162)	23,474	(26,816)	—	(30,504)

Cash flows from investing activities:
Capital expenditures	(14,754)	(16,332)	(20,274)	—	(51,360)
Acquisitions	—	(645)	(2,081,045)	—	(2,081,690)
Investment in subsidiaries and affiliates	(1,483,007)	(2,217,686)	(7,688,504)	11,389,197	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	298	857	169	—	1,324
Proceeds from insurance settlements	—	—	—	—	—
Payments related to routes and other intangibles	(6,812)	—	—	—	(6,812)
Net cash used in investing activities	(1,504,275)	(2,437,880)	(9,585,580)	11,389,197	(2,138,538)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	697,509	—	1,797,509
Payments on long-term debt	(250,000)	(22)	(13,949)	—	(263,971)
Borrowings from revolving facilities	122,445	—	100,865	—	223,310
Payments on revolving facilities	(207,445)	—	(66,029)	—	(273,474)
Deferred loan costs	(35,292)	—	(3,494)	—	(38,786)
Issuances of common stock	2,504	—	—	—	2,504
Contributions from parent	—	2,421,762	8,967,435	(11,389,197)	—
Minimum withholding taxes paid on stock awards	(4,709)	—	—	—	(4,709)
Excess tax benefits from stock-based compensation	960	—	—	—	960
Net cash used in financing activities	728,463	2,421,740	9,682,337	(11,389,197)	1,443,343

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,736)	—	(1,736)

Net increase/(decrease) in cash and cash equivalents	(802,974)	7,334	68,205	—	(727,435)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$54,293	$13,451	$75,678	$—	$143,422

Condensed Consolidating Statements of Cash Flows
For the three months ended March 30, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32,405	$30,435	$(717)	$(29,718)	$32,405
Earnings in investments in subsidiaries	(29,718)	—	—	29,718	—
Other operating cash flows	46,516	(20,600)	1,161	—	27,077
Net cash provided by operating activities	49,203	9,835	444	—	59,482

Cash flows from investing activities:
Capital expenditures	(13,173)	(13,219)	—	—	(26,392)
Acquisitions	—	—	—	—	—
Investment in subsidiaries and affiliates	(12,560)	—	(12,535)	12,560	(12,535)
Gross proceeds from sale of property, plant and equipment and other assets	131	281	—	—	412
Proceeds from insurance settlements	—	—	—	—	—
Payments related to routes and other intangibles	(613)	—	—	—	(613)
Net cash used in investing activities	(26,215)	(12,938)	(12,535)	12,560	(39,128)

Cash flows from financing activities:
Payments on long-term debt	—	(21)	—	—	(21)
Issuances of common stock	16	—	—	—	16
Contributions from parent	—	—	12,560	(12,560)	—
Minimum withholding taxes paid on stock awards	(2,523)	—	—	—	(2,523)
Excess tax benefits from stock-based compensation	702	—	—	—	702
Net cash used in financing activities	(1,805)	(21)	12,560	(12,560)	(1,826)

Net increase/(decrease) in cash and cash equivalents	21,183	(3,124)	469	—	18,528
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$118,128	$2,453	$1,196	$—	$121,777

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 28, 2013, and in the Company's other public filings with the SEC. In addition, the Company acquired Rothsay in October 2013 and Darling International Ingredients in January 2014; and therefore, financial information for fiscal 2013 periods will not necessarily be comparable to financial information for the first fiscal quarter of 2014, as set forth herein.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto contained in this report.

Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients.  In addition, the Company provides grease trap services to food service establishments, environmental services to food processors and sells restaurant cooking oil delivery and collection equipment.

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing shares of the VION Companies, as described in footnote 1 of the Company’s Consolidated Financial Statements for the period ended March 29, 2014 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). The Company’s business is conducted through a global network of over 200 locations across five continents.

Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets. All historical periods have been restated to conform to the new reportable operating segment structure; however, it should be noted that none of the Company’s historic operations fall within the Food Ingredients operating segment and therefore, there is no comparable financial information for the Food Ingredients operating segment for prior periods.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and ovine blood in China, Europe and North America into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North American and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) collection and processing of porcine and ovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, and technical (i.e, photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing with the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feed stocks that become economically and commercially viable into renewable diesel.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Form 10-K for the year ended December 28, 2013.

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the raw materials until they are processed and the finished goods sold. In addition, the amount of raw material volume acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

The prices available for the Company’s Food Ingredients segment gelatin and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

The reporting currency for the Company's financial statements is the U.S. dollar. The Company operates in over 15 countries and therefore, certain of the Company's assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, Brazilian real, Chinese renminbi, Canadian dollar, Argentine peso, Japanese yen and Polish zloty. To prepare the Company's consolidated financial statements the Company must translate those assets, liabilities, revenues, and expenses into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in the Company's consolidated financial statements, even if their value has not changed in the functional currency. This could have a significant impact on the Company's results, if such increase or decrease in the value of the U.S. dollar relative to these other currencies is substantial.

The Company monitors the performance of its business segments using key financial metrics such as segment operating income, metric tons of raw material processed, gross margin percentage, foreign currency, and Adjusted EBITDA. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, the Company does not provide forward-looking financial or operational estimates.

Results of Operations

Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's first quarter 2014 results include twelve weeks of operations from the VION Acquisition and a full quarter from the Rothsay Acquisition, as compared to no operations from the VION Acquisition and the Rothsay Acquisition in the first quarter of 2013. Net loss attributable to Darling for the quarter ended March 29, 2014, was ($52.8) million, or ($0.32) per diluted share, from net income of $32.4 million, or $0.27 per diluted share, in the first quarter of 2013. The results for the first quarter include the following after-tax costs:

•
$31.4 million ($0.19 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$20.2 million ($0.13 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on January 7, 2014;

•	$12.7 million ($0.08 per diluted share) associated with the acquisition and integration of Rothsay and VION during the quarter;

•	$8.0 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition; and

•	$5.2 million ($0.03 per diluted share) associated with discrete tax items principally associated with the VION Acquisition.

Without the inventory step-up cost, the redemption premium and deferred loan write-off associated with the 8.5% Senior Notes, the acquisition and integration costs, the euro forward contract hedge, and the discrete tax items, net income and diluted earnings per common share would have been $24.6 million and $0.15 per diluted share, respectively. As compared to the first quarter 2013, this would have resulted in an $7.8 million reduction in net income and a 44% decline in diluted earnings per common share.

Segment operating income for the first quarter 2014 was $29.5 million, which reflects a decline of $38.7 million or 57% as compared to the first quarter 2013. The results for the first quarter include an increase to cost of sales of $44.8 million related to the inventory step-up associated with the required purchase accounting for the VION Acquisition. Without these costs, segment operating income would have been $74.3 million or 9.0% higher than 2013. Including the Company’s share of net income of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the first quarter would have been $79.4 million or $12.4 million (18.5%) higher than 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles ("GAAP").  Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at March 29, 2014.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA and Pro forma Adjusted EBITDA

(dollars in thousands)	March 29, 2014	March 30, 2013
Net income / (loss)	$(52,803)	$32,405
Depreciation and amortization	65,669	21,867
Interest expense	58,857	5,625
Income tax expense / (benefit)	(18,290)	20,418
Foreign currency loss	13,814	—
Other expense/ (income), net	1,138	(1,067)
Equity in net loss of unconsolidated subsidiary	(5,077)	1,195
Net loss/ (income) attributable to noncontrolling interests	1,797	—
Adjusted EBITDA	$65,105	$80,443

Non-cash inventory step-up associated with VION Acquisition	44,831	—
Acquisition-related expenses	15,948	—
DGD Joint Venture Adjusted EBITDA (Darling's share) (1)	9,072	(1,195)
Darling Ingredients International - 13th week (2)	4,100	—

Pro forma Adjusted EBITDA	$139,056	$79,248

(1) Derived from the unaudited financial statements of the DGD Joint Venture.
(2) January 7, 2014 closed on VION Ingredients, thus the 13th week would be revenue adjusted for January 1, 2014 through January 7, 2014.

For the first quarter of 2014, the Company generated Adjusted EBITDA of $65.1 million, as compared to $80.4 million in the same period a year ago. The reduction was primarily attributable to the inventory step-up associated with the required purchase accounting for the VION Acquisition, lower finished product selling prices as compared to the first quarter of 2013, which were only partially offset by increased volumes of finished products and lower raw material costs, acquisition-related costs and the impacts of severe weather in North America. On a Pro forma Adjusted EBITDA basis, the Company would have generated $139.1 million in the first quarter 2014, as compared to a Pro forma Adjusted EBITDA of $79.2 million in the year ago period. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired businesses.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Feed Ingredients operating income decreased by $32.2 million to $35.8 million. The results for the first quarter include $12.7 million related to the non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition. Without the non-cash inventory step-up adjustment, the Feed Ingredients operating income would have been $48.5 million or $19.5 million lower than the first quarter 2013. On an adjusted basis, lower earnings in the Feed Ingredients segment were predominantly related to reduced earnings attributable to operations in the US, while operations in Europe,

Canada, China and South America generally performed as expected. The lower earnings in the US primarily related to three factors. First, the bakery feeds business realized lower selling prices and margins for the Company's finished product, Cookie Meal®, driven by the substantial reduction in the price of corn on a year-over-year basis. Second, severe winter weather in North America hampered operations through natural gas curtailments and missed operating days resulting in higher operating costs for natural gas, diesel fuel, internal labor and third party contract hauling. And third, the Company's non-formula business was significantly impacted by lower fat prices on a year-over-year basis primarily related to pricing in the feed market due to competing agricultural-based alternative ingredients.

Food Ingredients operating income was ($8.5) million for the first quarter 2014. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the first quarter of 2013 to provide comparability. The Food Ingredients segment results for the first quarter include $31.9 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income would have been $23.4 million. Global demand for gelatin improved modestly with the improving global economies versus prior year although margins contracted slightly after three years of improved pricing. Edible and technical fat demand was steady, but selling prices moved marginally lower. The Company's casings business was impacted by lower input quantities as a result of slightly lower hog slaughter volumes.

Fuel Ingredients operating income increased by $2.0 million to $2.2 million, exclusive of the DGD Joint Venture. Including the DGD Joint Venture, the Fuel Ingredients segment income was $6.9 million. Results for North America were negatively impacted by lower RIN values, resulting from an uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation (RVO) requirements for 2014 and uncertainty related to the possible extension of the blenders tax credit. For the quarter, the DGD Joint Venture operated at near name plate capacity. Similar to the fourth quarter 2013, margins were once again negatively impacted by the high-priced raw material ownership that was carried into 2014, as a result of the metallurgical issues that occurred in 2013. By early March 2014, the DGD Joint Venture held a market-price ownership position in its raw material.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first quarter of 2014, the raw material processed by the Company totaled 2.16 million metric tons. Of this amount, 1.74 million metric tons was in the Feed Ingredients segment, 190,000 metric tons was in the Food Ingredients segment, and 230,000 metric tons was in the Fuel Ingredients segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture. Globally, raw material volumes were modestly higher and as anticipated.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2014
Net Sales	$571,936	$271,082	$88,417	$—	$931,435
Cost of sales and operating expenses	446,039	235,358	74,177	(121)	755,453
Gross Margin	125,897	35,724	14,240	121	175,982

Gross Margin %	22.0%	13.2%	16.1%	—	18.9%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2013
Net Sales	$443,782	$—	$1,640	$—	$445,422
Cost of sales and operating expenses	321,192	—	1,361	133	322,686
Gross Margin	122,590	—	279	(133)	122,736

Gross Margin %	27.6%	—%	17.0%	—	27.6%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first quarter of 2014, the gross margin percentage was 18.9% compared to 27.6% in the first quarter of 2013, or a decrease of 8.7 points (31.5%). Adjusting for the non-cash impact of the $44.8 million inventory step-up, the gross margin percentage would have been 23.7% or a decrease of 3.9 points (14.1%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and significantly lower margins in the North American bakery residuals business.

In the Feed Ingredients segment for the first quarter of 2014, the gross margin percentage was 22.0% as compared to 27.6% for the first quarter of 2013, or a decrease of 5.6 points (20.3%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $12.7 million, the gross margin percentage would have been 24.2% or a decrease of 3.4 points (12.3%). The reduction in adjusted gross margin percentage is attributable to lower finished product selling prices as compared to the first quarter of 2013, which were only partially offset by increased volumes of finished products and lower raw material costs.

In the Food Ingredients segment for the first quarter of 2014, the gross margin percentage was 13.2% as compared to nil during the first quarter of 2013. Adjusting for the impact of the non-cash inventory step-up related to this segment of $26.2 million, the gross margin percentage would have been 24.9%.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first quarter of 2014, the gross margin percentage was 16.1%. Adjusting for the impact of the non-cash inventory step-up related to this segment of $.2 million, the gross margin percentage would have been 16.4%, as compared to 17.0% in the first quarter of 2013.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.9 million during the first quarter of fiscal 2014, a $1.8 million increase from $8.1 million during the first quarter of fiscal 2013. The increase was primarily due to an increase in corporate staff to support the new global business.

Acquisition Costs.  Acquisition costs related to the VION Acquisition and the Rothsay Acquisition were $15.9 million during the first quarter of fiscal 2014 as compared to no acquisition costs in the first quarter of fiscal 2013.

Depreciation and Amortization.  Depreciation and amortization charges increased $2.9 million to $4.3 million during the first quarter of fiscal 2014 as compared to $1.4 million during the first quarter of fiscal 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the ERP system.

Interest Expense. Interest expense was $58.9 million during the first quarter of fiscal 2014 compared to $5.6 million during the first quarter of fiscal 2013, an increase of $53.3 million. The increase in interest expense is due to (i) the redemption premium paid of approximately $27.3 million to retire the Company’s 8.5% Senior Notes due 2018, (ii) the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition, (iii) the incurrence and resultant amortization of deferred loan costs associated with the borrowings for the VION Acquisition and Rothsay Acquisition, and (iv) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior Notes due 2018. Excluding the impact of the redemption premium and the write-off of deferred loan costs, the Company's average cost of borrowing in the first quarter of 2014 was approximately 3.8%.

Foreign Currency Gains/(Losses).  Foreign currency losses were $13.8 million during the first quarter of fiscal 2014 as compared to zero for the first quarter of fiscal 2013. Of the overall foreign currency loss, approximately $12.6 million relates to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Other Income/Expense. Other expense was $1.1 million in the first quarter of fiscal 2014, compared to income of $1.1 million in the first quarter of fiscal 2013.  The increase in other expense in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to insurance recovery amounts received in the prior year.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiary. Mainly represents the Company's portion of the income of the DGD Joint Venture for the first quarter of fiscal 2014. In the first quarter of fiscal 2014 the net income was $5.1 million compared to a net loss of $1.2 million in the first quarter of fiscal 2013. The $6.3 million increase in net income is mainly a direct result of the Joint Venture's commencement of operations as compared to non-capitalized expenses during construction phase in the prior year.

Income Taxes. The Company recorded income tax benefit of $18.3 million for the first quarter of fiscal 2014, compared to $20.4 million of income tax expense recorded in the first quarter of fiscal 2013, a decrease of $38.7 million, which is primarily due to decreased pre-tax earnings of the Company in the first quarter of fiscal 2014 and $5.2 million of discrete items.  The effective tax rate for the first quarter of fiscal 2014 and fiscal 2013 is 26.4% and 38.7%, respectively, and differs from the statutory rate of 35% due primarily to non-deductible transaction-related costs, subpart F income, qualified production activities deductions, and the discrete tax items recorded in the first quarter.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 29, 2014. On March 29, 2014, debt outstanding under the Company's Amended Credit Agreement and the Company's 5.375% Notes consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$333,964
Term Loan B	$1,300,536
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	219,015
Letters of credit issued	32,662
Availability	$748,323

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into the Amended Credit Agreement, restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For a description of the terms of the Amended Credit Agreement see Note 6 of Notes to Consolidated Financial Statements.

•
As of March 29, 2014, the Company had availability of $748.3 million under the revolving loan facility, taking into account an aggregate of $219.0 million outstanding borrowings and letters of credit issued of $32.7 million.

•
As of March 29, 2014, the Company has borrowed all $350.0 million under the term loan A facility under the terms of the term loan facility and repaid approximately CAD$1.9 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of March 29, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter of the closing date of the VION Acquisition and continuing until the last day of each quarter period ending immediately prior to the term loan B maturity date; and one final installment in the amount of the relevant term loan B facility then outstanding, due on the term loan B maturity date. The term loan B facility will mature on January 7, 2021.

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

Senior Notes due 2022. On December 18, 2013, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling entered into the Original Purchase Agreement with the Initial Purchasers, for the sale of $500.0 million aggregate principal amount of its 5.375% Notes. On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to the Original Indenture, among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling. For a description of the terms of the 5.375% Notes see Note 6 of Notes to Consolidated Financial Statements.

Senior Notes due 2018. On December 17, 2010, Darling issued $250.0 million aggregate principal amount of its 8.5% Notes under an indenture with U.S. Bank National Association, as trustee. On February 7, 2014, the Company completed the redemption of the 8.5% Notes for $280.4 million, which included a redemption premium of approximately $27.3 million and accrued and unpaid interest of approximately $3.1 million.

The classification of long-term debt in the Company’s March 29, 2014 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement and the Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement and the 5.375% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement and the Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions” in the Company's Annual Report on Form 10-K for the year ended December 28, 2013 as filed with the SEC.

Working Capital and Capital Expenditures

On March 29, 2014, the Company had working capital of $568.7 million and its working capital ratio was 2.07 to 1 compared to working capital of $950.7 million and a working capital ratio of 6.38 to 1 on December 28, 2013.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents and working capital from the VION Acquisition.  At March 29, 2014, the Company had unrestricted cash of $143.4 million and funds available under the revolving credit facility of $748.3 million, compared to unrestricted cash of $870.9 million and funds available under the revolving credit facility of $680.7 million at December 28, 2013.

Net cash used by operating activities was $30.5 million for the three months ended March 29, 2014 as compared to net cash provided by operating activities of $59.5 million for the three months ended March 30, 2013, a decrease of $90.0 million due primarily to a decrease in net income of approximately $83.4 million and changes in operating assets and liabilities that include a decrease in cash provided by income tax refundable/payable of approximately $8.4 million and a decrease in cash provided by accounts payable and accrued expenses of approximately $57.5 million, that was partially offset by an increase in cash provided by inventory and prepaid expenses of approximately $17.1 million.   Cash used by investing activities was $2,138.5 million for the three months ended March 29, 2014, compared to $39.1 million for the the three months ended March 30, 2013, an increase of $2,099.4 million primarily due to cash paid for the VION Acquisition.  Net cash provided by financing activities was $1,443.3 million for the three months ended March 29, 2014, compared to cash used for financing activities of $1.8 million for the three months ended March 30, 2013, an increase of cash of $1,445.1 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition.

Capital expenditures of $51.4 million were made during the first three months of fiscal 2014, compared to $26.4 million in the first three months of fiscal 2013, for a net increase of $25.0 million (94.7%), due primarily to capital expenditures from entities acquired in the VION Acquisition and Rothsay Acquisition during the first three months of fiscal 2014.  Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new enterprise resource planning ("ERP") system. As of March 29, 2014, the Company has spent approximately $36.0 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2015. The expected cash flow impact of this project will be in the range of $38.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $5.6 million and $0.4 million during the three months ended March 29, 2014 and March 30, 2013, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2014, the Company has accrued approximately $8.8 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 29, 2014.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $19.1 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 29, 2014 of approximately $5.2 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and three have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $2.1 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of March 29, 2014, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $119.8 million included on the consolidated balance sheet.

Financial Impact of VION Acquisition

On January 7, 2014, the Company acquired the VION Ingredients business division of VION by purchasing shares of the VION Companies as described in Notes 1 and 3 to the Consolidated Financial Statements. The purchase price for the transaction was approximately €1.6 billion in cash. The purchase price was financed through (i) borrowings under the Amended Credit Agreement; (ii) proceeds from the Company’s $874.0 million public common stock offering in December 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the 5.375% Notes.

As a result of the VION Acquisition, the Company has a substantial amount of indebtedness, which could make it more difficult for the Company to satisfy its obligations to its financial lenders and its contractual and commercial commitments, limit the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all, require the Company to use a substantial portion of its cash flows from operations to pay principal and interest on its indebtedness instead of other purposes, thereby reducing the amount of the Company's cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes, increase the Company's vulnerability to adverse economic, industry and business conditions, expose the Company to the risk of increased interest rates as certain of the Company's borrowings are at variable rates of interest, limit the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company operates, place the Company at a competitive disadvantage compared to other, less leveraged competitors, and/or increase the Company's cost of borrowing.

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2014, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to upstream their profits to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices;  changes to worldwide government policies relating to renewable fuels and green house gas ("GHG") emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu, bovine spongiform epilopsy (or "BSE"), poricuine epidemic diarrhea ("PED") or other diseases associated with animal origin in the U.S. or elesewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with existing or unforeseen new U.S. or foreign regulations affecting the industries in which the Company operates or its value added products (including new or modified animal feed, H1N1 flu, Bird Flu, PED or BSE or similar or unanticipated regulations);  increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2014 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the acquisition and integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically based on sales prices for agricultural commodities, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural commodities prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls or currency devaluations has the potential to adversely impact the Company's liquidity. A decline in the commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $104.7 million of commodity products consisting of approximately $99.3 million of finished products and approximately $5.4 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 29, 2014.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2014, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $26.4 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 29, 2014.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU amends ASC Topic 740, Income Taxes The new standard requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The standard will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. The Company adopted this standard in the first quarter of fiscal 2014. The adoption did not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in the Quarterly Report on Form 10-Q, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 28, 2013, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to upstream their profits to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the U.S. and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign regulations (including, without limitation, China) affecting the industries in which the Company operates or its value added products (including new or modified animal feed, H1N1 flu, Bird Flu, PED or BSE or similar or unanticipated regulations);  increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 29, 2014, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, soybean oil options contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2013, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2014. As of March 29, 2014, all of the contracts have expired and settled according to the contracts.

In fiscal 2013 and the first three months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of March 29, 2014, the aggregate fair value of these corn option contracts was approximately $0.7 million and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of March 29, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	16,866	Euro	5,350	3.00 - 3.44	$7,420
Brazilian real	17,223	U.S. dollar	7,250	2.25 - 2.48	7,250
Euro	245,890	U.S. dollar	336,886	1.35 - 1.39	336,886
Euro	28,995	Polish zloty	121,698	4.16 - 4.26	39,827
Euro	4,889	Japanese yen	686,916	136.98 - 142.54	6,715
Euro	21,185	Chinese renminbi	176,512	8.33	29,099
Euro	19,905	Australian dollar	29,850	1.48 - 1.53	27,341
Euro	6,985	British pound	5,773	0.82 - 0.83	9,595
					$464,133

The above foreign currency contracts mature within one year and include hedges on approximately $329.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at March 29, 2014.

Additionally, the Company had corn options contracts, soybean option contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at March 29, 2014. These contracts have an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at March 29, 2014.

As of March 29, 2014, the Company had forward purchase agreements in place for purchases of approximately $5.4 million of natural gas and diesel fuel in fiscal 2014. As of March 29, 2014, the Company had forward purchase agreements in place for purchases of approximately $99.3 million of finished product in fiscal 2014.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change other than below in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In October 2013, the Company acquired Rothsay. The Company is currently in the process of integrating Rothsay pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed.

In January 2014, the Company acquired Darling Ingredients International in the VION Acquisition. The Company is currently in the process of integrating Darling Ingredients International pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size and complexity and the timing of the VION Acquisition, the internal controls over financial reporting of Darling Ingredients International will be excluded from management’s assessment of the Company’s internal control over financial reporting for fiscal 2014, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Colin Stevenson, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Colin Stevenson, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013; (ii) Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 8, 2014	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 8, 2014	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Global Finance and Administration
(Principal Financial Officer)