Form 10-Q
period 2014-06-28
DARLING INGREDIENTS INC.
filed 2014-08-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
OR

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

There were 164,658,062 shares of common stock, $0.01 par value, outstanding at July 31, 2014.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 28, 2014 and December 28, 2013
(in thousands, except share data)

	June 28, 2014	December 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$143,785	$870,857
Restricted cash	350	354
Accounts receivable, net	467,392	112,844
Inventories	431,529	65,133
Prepaid expenses	26,296	14,223
Income taxes refundable	26,448	14,512
Other current assets	33,022	32,290
Deferred income taxes	18,955	17,289
Total current assets	1,147,777	1,127,502
Property, plant and equipment, less accumulated depreciation of $467,749 at June 28, 2014 and $381,314 at December 28, 2013	1,697,058	666,573
Intangible assets, less accumulated amortization of $146,900 at June 28, 2014 and $105,070 at December 28, 2013	1,037,479	588,664
Goodwill	1,442,299	701,637
Investment in unconsolidated subsidiaries	147,662	115,114
Other assets	76,077	44,643
Deferred income taxes	6,443	—
	$5,554,795	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,616	$19,888
Accounts payable, principally trade	313,171	43,742
Income taxes payable	7,830	—
Accrued expenses	167,552	113,174
Total current liabilities	557,169	176,804
Long-term debt, net of current portion	2,302,655	866,947
Other non-current liabilities	98,241	40,671
Deferred income taxes	472,863	138,759
Total liabilities	3,430,928	1,223,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 165,917,726 and 165,261,003 shares issued at June 28, 2014 and at December 28, 2013, respectively	1,659	1,653
Additional paid-in capital	1,470,908	1,454,250
Treasury stock, at cost; 1,259,664 and 993,578 shares at June 28, 2014 and at December 28, 2013, respectively	(18,685)	(13,271)
Accumulated other comprehensive loss	(16,199)	(29,423)
Retained earnings	587,697	607,743
Total Darling's stockholders’ equity	2,025,380	2,020,952
Noncontrolling interests	98,487	—
Total stockholders' equity	$2,123,867	$2,020,952
	$5,554,795	$3,244,133

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months months ended June 28, 2014 and June 29, 2013
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,006,959	$423,593	$1,938,394	$869,015
Costs and expenses:
Cost of sales and operating expenses	747,966	309,922	1,492,945	632,608
Selling, general and administrative expenses	111,845	40,793	217,248	83,086
Acquisition and integration costs	4,165	—	20,113	—
Depreciation and amortization	67,498	22,076	133,167	43,943
Total costs and expenses	931,474	372,791	1,863,473	759,637
Operating income	75,485	50,802	74,921	109,378

Other expense:
Interest expense	(26,571)	(5,669)	(85,428)	(11,294)
Foreign currency gain/ (loss)	11	—	(13,803)	—
Other income/ (expense), net	(887)	(418)	(2,025)	649
Total other expense	(27,447)	(6,087)	(101,256)	(10,645)

Equity in net income/ (loss) of unconsolidated subsidiaries	2,040	(1,962)	7,117	(3,157)
Income/ (loss) before income taxes	50,078	42,753	(19,218)	95,576

Income tax expense/ (benefit)	15,503	16,335	(2,787)	36,753

Net income/ (Loss)	34,575	26,418	(16,431)	58,823

Net (income)/ loss attributable to noncontrolling interests	(1,818)	—	(3,615)	—

Net income/ (loss) attributable to Darling	$32,757	$26,418	$(20,046)	$58,823

Basic income/ (loss) per share	$0.20	$0.22	$(0.12)	$0.50
Diluted income/ (loss) per share	$0.20	$0.22	$(0.12)	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)
Three and six months months ended June 28, 2014 and June 29, 2013
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income/ (loss)	$34,575	$26,418	$(16,431)	$58,823
Other comprehensive income, net of tax:
Foreign currency translation	(6,931)	—	13,684	—
Pension adjustments	321	805	641	1,610
Natural gas swap derivative adjustments	(11)	(209)	(124)	(61)
Corn option derivative adjustments	621	358	(977)	1,307
Total other comprehensive income/ (loss), net of tax	(6,000)	954	13,224	2,856
Total comprehensive income/ (loss)	$28,575	$27,372	$(3,207)	$61,679

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 28, 2014 and June 29, 2013
(in thousands)
(unaudited)

	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income/ (loss)	$(16,431)	$58,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,167	43,943
Gain on disposal of property, plant, equipment and other assets	(839)	(627)
Gain on insurance proceeds from insurance settlements	—	(1,981)
Deferred taxes	(12,882)	23,539
Increase/ (decrease) in long-term pension liability	(6,519)	600
Stock-based compensation expense	14,583	4,875
Write-off deferred loan costs	4,330	—
Deferred loan cost amortization	4,911	1,537
Equity in net (income)/ loss of unconsolidated subsidiaries	(7,117)	3,157
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(36,920)	6,259
Income taxes refundable/payable	(3,181)	(273)
Inventories and prepaid expenses	(2,806)	(3,880)
Accounts payable and accrued expenses	(25,218)	(333)
Other	(4,054)	(6,459)
Net cash provided by operating activities	41,024	129,180
Cash flows from investing activities:
Capital expenditures	(103,531)	(54,689)
Acquisitions, net of cash acquired	(2,075,651)	—
Investment in unconsolidated subsidiary	—	(44,959)
Gross proceeds from disposal of property, plant and equipment and other assets	2,308	1,292
Proceeds from insurance settlement	—	1,981
Payments related to routes and other intangibles	(7,312)	(649)
Net cash used by investing activities	(2,184,186)	(97,024)
Cash flows from financing activities:
Proceeds from long-term debt	1,821,196	—
Payments on long-term debt	(287,066)	(40)
Borrowings from revolving credit facility	170,143	—
Payments on revolving credit facility	(257,254)	—
Net cash overdraft financing	9,529	—
Deferred loan costs	(44,865)	—
Issuance of common stock	417	32
Minimum withholding taxes paid on stock awards	(5,495)	(2,529)
Excess tax benefits from stock-based compensation	1,329	703
Net cash provided/ (used) by financing activities	1,407,934	(1,834)
Effect of exchange rate changes on cash and cash equivalents	8,156	—
Net increase/ (decrease) in cash and cash equivalents	(727,072)	30,322
Cash and cash equivalents at beginning of period	870,857	103,249
Cash and cash equivalents at end of period	$143,785	$133,571
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(2,300)	$(1,074)
Cash paid during the period for:
Interest, net of capitalized interest	$47,851	$9,756
Income taxes, net of refunds	$11,301	$17,713

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 28, 2014
(unaudited)

(1)	General

On May 6, 2014, the stockholders of Darling International Inc. approved changing the name of the company from Darling International Inc. to Darling Ingredients Inc. The change became effective on May 6, 2014. Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. As further discussed in Note 3, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition").

The Company’s business is now conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast to reflect the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 14 to the consolidated financial statements.

The accompanying consolidated financial statements for the six month periods ended June 28, 2014 and June 29, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2013.  Note that because of the 2013 and 2014 acquisitions described above, the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 2013 may not be comparable to the unaudited consolidated financial statements contained herein.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income (loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as "Net income/(loss) attributable to noncontrolling interests". In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidairies' net assets held by parties other than the Company. These ownership interests are presented separately as "Noncontrolling interests" within "Stockholders' Equity." All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 28, 2014, and include the 13 and 26 weeks ended June 28, 2014, and the 13 and 26 weeks ended June 29, 2013.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $13.7 million in the six months ended June 28, 2014 and no currency translation gains and losses in the six months ended June 29, 2013. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $13.8 million in the six months ended June 28, 2014, with $12.6 million representing a loss on a hedge transaction during the first quarter of fiscal 2014.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 28, 2014			June 29, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income allocable to Darling	$32,757	164,600	$0.20	$26,418	118,196	$0.22
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		1,071			690
Less: Pro forma treasury shares		(574)			(298)
Diluted:
Net income allocable to Darling	$32,757	165,097	$0.20	$26,418	118,588	$0.22

	Net Income/ (loss) per Common Share (in thousands, except per share data)
	Six Months Ended
		June 28, 2014			June 29, 2013
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/ (loss) allocable to Darling	$(20,046)	164,469	$(0.12)	$58,823	118,056	$0.50
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock		—			688
Less: Pro forma treasury shares		—			(304)
Diluted:
Net income/ (loss) allocable to Darling	$(20,046)	164,469	$(0.12)	$58,823	118,440	$0.50

For the three months ended June 28, 2014 and June 29, 2013, respectively, 163,078 and 331,367 outstanding stock options were excluded from diluted income/ (loss) per common share as the effect was antidilutive. For the three months ended June 28, 2014 and June 29, 2013, respectively, 740,988 and 58,942 shares of non-vested stock and stock equivalents were excluded from diluted income/ (loss) per common share as the effect was antidilutive.

For the six months ended June 28, 2014 and June 29, 2013, respectively, 975,799 and 261,498 outstanding stock options were excluded from diluted income/ (loss) per common share as the effect was antidilutive. For the six months ended June 28, 2014 and June 29, 2013, respectively, 919,798 and 61,735 shares of non-vested stock and stock equivalents were excluded from diluted income/ (loss) per common share as the effect was antidilutive.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the VION Acquisition as of January 7, 2014 (unaudited) (in thousands):

Accounts receivable	$318,272
Inventory	375,306
Deferred tax asset	18,852
Property and equipment	1,017,112
Identifiable intangibles	481,278
Goodwill	740,573
Investment in unconsolidated subsidiaries	27,069
Other long term assets	1,101
Accounts payable	(337,437)
Current portion of long-term debt	(22,399)
Accrued expenses	(17,310)
Deferred tax liability	(361,861)
Long debt obligations	(6,906)
Other non-current liabilities	(58,996)
Noncontrolling interests	(99,648)
Purchase price, net of cash acquired	$2,075,006

Preliminarily, $241.7 million of the goodwill was assigned to the Feed Ingredients segment, $388.1 million to the Food Ingredients segment and $110.7 million to the Fuel Ingredients segment. Of the VION Acquisition goodwill, approximately 33% is expected to be deductible for tax purposes.  Identifiable intangibles include trademarks and trade names with indefinite lives of approximately $32.0 million and definite lived intangible assets including routes of approximately $209.4 million with a weighted average useful life of 10 years, $225.6 million in permits with a weighted average useful life of 15 years and patents and other intangibles of approximately $14.4 million with a weighted average useful life of 8 years. The VION Acquisition is a taxable stock sale and as a result there were deferred taxes that were created. Due to the complexity and timing of the VION Acquisition, the Company is still assessing the provisional amounts recorded for assets acquired and accrued liabilities assumed; thus, the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented above with a corresponding adjustment to goodwill and if material, retrospective adjustments to earnings would be required.

The Company also incurred selling and general administrative expenses as part of the Rothsay Acquisition and the VION Acquisition for consulting and legal expenses and integration expenses in the amount of approximately $20.1 million during the first six months of fiscal 2014.

The amount of revenue and net income/loss from the VION Acquisition included in the Company’s consolidated statement of operations for the six months ended June 28, 2014 were $1,028.5 million and a loss of approximately $14.0 million, respectively.

On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay for approximately CAD $640.2 million (approximately USD$612.6 million at the exchange rate of CAD$1.00:USD$0.9569) comprised of cash of CAD$644.5 million less a contingent receivable of approximately CAD$4.3 million due to overpayment for working capital, which was returned by MFI in the first quarter of fiscal 2014. The cash portion of the Rothsay Acquisition was funded through a combination of borrowings under Darling's senior secured revolving credit facility and term loan facility. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. The Rothsay Acquisition not only adds significant scale by expanding the Company's geographic footprint into Canada, but also provides the Company with an opportunity for synergies by sharing best practices between Rothsay and the Company's existing operations and by improving efficiencies.

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

	Three Months Ended	Six Months Ended
	June 29, 2013	June 29, 2013
Net sales	$1,036,230	$2,073,834
Income from continuing operations	64,305	141,146
Net income	38,684	84,713
Earnings per share
Basic	$0.23	$0.51
Diluted	$0.23	$0.51

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

Effective August 26, 2013, the Company began including the operations acquired in the Terra Transaction into the Company's consolidated financial statements.  The Company paid approximately $122.1 million in cash including an additional $0.7 million for working capital in the first quarter of fiscal 2014, for assets and assumed liabilities consisting of property, plant and equipment of $27.7 million, intangible assets of $46.2 million, goodwill of $61.1 million, deferred tax liability of $19.5 million and working capital of $6.6 million on the closing date.  The goodwill from the Terra Transaction was assigned to the Feed Ingredients segment and is not deductible for tax purposes, though TRS has approximately $5.2 million of goodwill deductible for tax purposes related to prior acquisitions. The identifiable intangibles have a weighted average life of 12 years.

(4)	Inventories

A summary of inventories follows (in thousands):

	June 28, 2014	December 28, 2013
Finished product	$295,987	$57,681
Work in process	85,718	—
Supplies and other	49,824	7,452
	$431,529	$65,133

Following the VION Acquisition, the Company began to carry larger amounts of inventories as compared to historical periods because the gelatin and casing business purchased in the VION Acquisition traditionally have required longer processing periods to produce the end product and greater available inventory than Darling's historical products require. The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

(5)	Investment in Unconsolidated Subsidiaries

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

		Three Months Ended		Three Months Ended
		June 30, 2014		June 30, 2013
		Revenues	Net Income	Revenues	Net Loss

		$148,064	$2,958	$42	$(3,923)

		Six Months Ended		Six Months Ended
As of June 30, 2014		June 30,2014		June 30, 2013
Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Loss

$497,146	$242,535	$267,721	$12,307	$42	$(6,314)

As of June 28, 2014 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $121.3 million on the consolidated balance sheet and has recorded approximately $6.2 million of income and $3.2 million in losses in the unconsolidated subsidiary for the six months ended June 28, 2014 and June 29, 2013, respectively.

(6)    Subsequent Event

On August 3, 2014, a fire occurred at the Diamond Green Diesel facility in Norco, LA.   The fire was isolated and extinguished and no one was injured.   The preliminary assessment of the incident appears to indicate that no major damage occurred to any of the vessels.   Damage appears to be relatively isolated and will require some piping, mechanical and electrical replacements.   The cause of the fire remains unknown at this time.   The facility is currently shut down, and while it is early in the preliminary assessment phase, we believe that the facility may be operational within 60 days. The DGD Joint Venture is in the process of reviewing its insurance policies, including property damage and business interruption, for available coverage under such policies. Any claims made under such policies will be subject to the terms and conditions of the underlying policy, including applicable deductibles and waiting periods.

Additionally, a decision has been made to move forward with a limited turnaround during this downtime to replace some catalyst in the Eco-finer unit along with several debottlenecking and metallurgical upgrades that should result in a nameplate capacity increase of approximately 10% for winter production.

(7)	Debt

Debt consists of the following (in thousands):

	June 28, 2014	December 28, 2013
Amended Credit Agreement and Former Credit Agreement:
Revolving Credit Facility	$200,018	$286,676
Term Loan A	336,421	340,030
Term Loan B	1,294,442	—
5.375% Senior Notes due 2022	500,000	—
8.5% Senior Notes due 2018	—	250,000
Other Notes and Obligations	40,390	10,129
	2,371,271	886,835
Less Current Maturities	68,616	19,888
	$2,302,655	$866,947

At June 28, 2014, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$148.1 million and CAD$48.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at June 28, 2014, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current capital lease obligation and long-term capital lease obligation in Canadian dollars was approximately CAD$3.2 million and CAD$6.1 million, respectively.

At June 28, 2014, the Company had outstanding debt under a term loan facility denominated in euros of €510.0 million

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

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the "Senior Secured Credit Facilities"). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed in Canadian dollars by Darling Canada and to be borrowed in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender by Darling NL and certain other foreign subsidiaries of Darling who were added as borrowers following January 6, 2014. On January 6, 2014, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. Those borrowings under the term loan B facility are currently outstanding. The proceeds of the term loan B facility and a portion of the revolving loan facility were used by Darling to pay a portion of the consideration for the VION Acquisition. The revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

As of June 28, 2014, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of June 28, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter of the closing date of the VION Acquisition and continuing until the last day of each quarter period ending immediately prior to the term loan B maturity date; and one final installment in the amount of the relevant term loan B facility then outstanding, due on the term loan B maturity date. The term loan B facility will mature on January 7, 2021.

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

At June 28, 2014, the Company had $197.5 million outstanding under the term loan A facility at LIBOR plus a margin of 2.5% per annum for a total of 2.75% per annum and had $155.0 million outstanding under the revolver at LIBOR plus a margin of 2.5% per annum for a total of 2.6875% per annum. The Company had $600.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.5% per annum for a total of 3.25% per annum. The Company had CAD$148.1 million outstanding under the term loan A facility at CDOR plus a margin of 2.5% per annum for a total of 3.864% per annum and had CAD$48.0 million outstanding under the revolver at CDOR plus a margin of 2.5% per annum for a total of 3.84% per annum. The Company had €510.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.75% per annum for a total of 3.5% per annum. As of June 28, 2014, the Company had availability of $767.3 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $32.7 million. In addition, the Company has capitalized approximately $36.1 million of deferred loan costs during the first six months of fiscal 2014.

The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default.

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

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc. ("Craig Protein"), Darling AWS LLC, Darling National LLC ("Darling National"), Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC ("Griffin"), Terra Holding Company and TRS (such subsidiaries, the "Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Notes and the Indenture and the Guarantors guaranteed the 5.375% Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Closing Date, the proceeds from the offering of the 5.375% Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 discussed below.

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

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make mandatory redemption or sinking fund payments on the 5.375% Notes

The 5.375% Notes are currently guaranteed on an unsecured senior basis by the Guarantors, which constitute all of Darling’s existing restricted subsidiaries that guarantee the Amended Credit Agreement (other than Darling’s foreign subsidiaries). Under the Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

Darling may at any time and from time to time purchase the 5.375% Notes in the open market or otherwise. Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the Indenture.

On and after January 15, 2017, Darling may redeem all or, from time to time, a part of the 5.375% Notes (including any additional 5.375% Notes), upon not less than 30 nor more than 60 days' notice at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the 5.375% Notes, if any, to, but excluding, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

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

Holders of the 5.375% Notes have the benefit of registration rights. In connection with the assumption of the 5.375% Notes by Darling and the guarantee of the 5.375% Notes by the Guarantors, on the Notes Closing Date, Darling and the Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the "Original Registration Rights Agreement"), among Darling Escrow Sub, and the Initial Purchasers, by entering into a Joinder to the Registration Rights Agreement, dated as of the Closing Date (the "Registration Rights Agreement Joinder” and together with the Original Registration Rights Agreement, the “Registration Rights Agreement"), with the Initial Purchasers. Under the Registration Rights Agreement, Darling and the Guarantors have agreed to consummate a registered exchange offer for the 5.375% Notes under the Securities Act within 270 days after the Notes Closing Date. Darling and the Guarantors have agreed to file and keep effective for a certain time period under the Securities Act a shelf registration statement for the resale of the 5.375% Notes if an exchange offer cannot be effected and under certain other circumstances. Darling will be required to pay additional interest on the 5.375% Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies. Darling has filed a registration statement with the SEC in connection with the exchange offer and expects to commence the exchange offer during the third quarter of 2014.

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

The Credit Agreement and the Senior Notes due 2022 and 2018 consisted of the following elements at June 28, 2014 and December 28, 2013, respectively (in thousands):

	June 28, 2014	December 28, 2013
Senior Notes:
5.375% Senior Notes due 2022	$500,000	$—
8.5% Senior Notes due 2018	$—	$250,000
Senior Secured Credit Facilities:
Term Loan A	$336,421	$340,030
Term Loan B	$1,294,442	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$1,000,000
Borrowings outstanding	200,018	286,676
Letters of credit issued	32,663	32,662
Availability	$767,319	$680,662

The obligations of the Company under the Amended Credit Agreement are guaranteed by the Guarantors, each of which is a wholly-owned subsidiary of Darling, and are secured, subject to certain exceptions, by a perfected first priority security interest in all tangible and intangible personal property of Darling and the Guarantors, including a pledge of 100% of the equity interests of certain domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries. The 5.375% Notes are guaranteed by each of the foregoing subsidiaries, and effective as of January 6, 2014, the 5.375% Notes are secured on an equal and ratable basis with Darling's and the guarantor obligations under the Amended Credit Agreement. The 5.375% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the Guarantors, including debt that is secured by the collateral for the Amended Credit Agreement and the 5.375% Notes. The 5.375% Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the Guarantors that is secured by assets that do not constitute collateral for the Amended Credit Agreement and the 5.375% Notes, to the extent of the value of the assets securing such debt. The 5.375% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

The Company's financial covenants are first effective for fiscal quarter ending June 28, 2014, which is the first full fiscal quarter after January 6, 2014. As of June 28, 2014, the Company believes it is in compliance with all of the financial covenants, as well as all of the other covenants, contained in the Credit Agreement and the Indenture.

(8)	Income Taxes

The Company has provided income taxes for the six month periods ended June 28, 2014 and June 29, 2013, based on its estimate of the effective tax rate for the entire 2014 and 2013 fiscal years. For fiscal 2014, the Company’s effective tax rate is significantly affected by the VION Acquisition including non-deductible acquisition costs, Subpart F income and entities that are subject to income tax at various tax rates in their countries of operation that differ from the U.S. statutory tax rate.

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s net deferred tax liability increased by approximately $326.0 million in the six month period ended June 28, 2014 principally due to deferred tax liabilities acquired in the stock acquisition resulting in carryover tax basis in the VION Acquisition including the accumulated earnings of certain foreign joint ventures. The Company expects to indefinitely reinvest the earnings of its foreign subsidiaries outside of the United States and has generally not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. The Company’s uncertain tax positions increased by $5.9 million during the six month period ended June 28, 2014 primarily related to the recording of positions from the VION Acquisition in purchase accounting. At June 28, 2014, the Company had $4.6 million of gross unrecognized tax benefits and $2.0 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.1 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

The Company’s major taxing jurisdictions include the United States (federal and state), Canada, the Netherlands, Belgium, Brazil, Germany, France and China. The Company is subject to regular examination by various tax authorities and although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company’s major tax jurisdictions is open for varying periods, but is generally closed through the 2005 tax year.

(9)	Other Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and six months months ended June 28, 2014 and June 29, 2013 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Defined benefit pension plans
Amortization of prior service cost	$4	$15	$(2)	$(6)	$2	$9
Amortization of actuarial loss	520	1,300	(201)	(504)	319	796
Total defined benefit pension plans	524	1,315	(203)	(510)	321	805
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	(244)	—	94	—	(150)
Gain/(loss) activity recognized in other comprehensive income (loss)	(17)	(97)	6	38	(11)	(59)
Total natural gas swap derivatives	(17)	(341)	6	132	(11)	(209)
Corn option derivatives
Loss/(gain) reclassified to net income	(32)	(866)	12	336	(20)	(530)
Gain/(loss) activity recognized in other comprehensive income (loss)	1,046	1,450	(405)	(562)	641	888
Total corn option derivatives	1,014	584	(393)	(226)	621	358

Foreign currency translation	(6,931)	—	—	—	(6,931)	—

Other comprehensive income (loss)	$(5,410)	$1,558	$(590)	$(604)	$(6,000)	$954

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Defined benefit pension plans
Amortization of prior service cost	$8	$30	$(4)	$(12)	$4	$18
Amortization of actuarial loss	1,039	2,600	(402)	(1,008)	637	1,592
Total defined benefit pension plans	1,047	2,630	(406)	(1,020)	641	1,610
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(357)	(187)	139	72	(218)	(115)
Gain/(loss) activity recognized in other comprehensive income (loss)	155	87	(61)	(33)	94	54
Total natural gas swap derivatives	(202)	(100)	78	39	(124)	(61)
Corn option derivatives
Loss/(gain) reclassified to net income	(1,324)	(908)	513	352	(811)	(556)
Gain/(loss) activity recognized in other comprehensive income (loss)	(273)	3,041	107	(1,178)	(166)	1,863
Total corn option derivatives	(1,597)	2,133	620	(826)	(977)	1,307
Interest rate swap derivatives
Loss reclassified to net income	13,684	—	—	—	13,684	—

Other Comprehensive income (loss)	$12,932	$4,663	$292	$(1,807)	$13,224	$2,856

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months months ended June 28, 2014 and June 29, 2013 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$244	$357	$187	Cost of sales and operating expenses
Corn option derivatives	32	866	1,324	908	Cost of sales and operating expenses
	32	1,110	1,681	1,095	Total before tax
	(12)	(430)	(652)	(424)	Income taxes
	20	680	1,029	671	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(4)	$(15)	$(8)	$(30)	(a)
Amortization of actuarial loss	(520)	(1,300)	(1,039)	(2,600)	(a)
	(524)	(1,315)	(1,047)	(2,630)	Total before tax
	203	510	406	1,020	Income taxes
	(321)	(805)	(641)	(1,610)	Net of tax
Total reclassifications	$(301)	$(125)	$388	$(939)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 10 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of June 28, 2014 as follows (in thousands):

	Six Months Ended June 28, 2014
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 28, 2013, net of tax	$(14,502)	$1,448	$(16,369)	$(29,423)
Other comprehensive gain before reclassifications	13,684	(72)	—	13,612
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,029)	641	(388)
Net current-period other comprehensive income	13,684	(1,101)	641	13,224
Accumulated Other Comprehensive Income (loss) June 28, 2014, net of tax	(818)	$347	$(15,728)	$(16,199)

(10)    Employee Benefit Plans

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

As a result of the Rothsay Acquisition, certain employees of MFI became employees of the Company. Pursuant to the terms of the purchase and sale agreement, the pension benefits of these employees in respect to service prior to October 28, 2013 remain the responsibility of MFI. Benefits and rights accruing to these employees on and after October 28, 2013 (including earning increases on benefits accrued for non-Quebec employees prior to October 28, 2013) are the responsibility of the Company. The three plans created with an initial date of October 28, 2013 are the Darling International Canada Inc. Pension Plan for Eligible Salaried and Hourly Non-Union Employees; the Darling International Canada Inc. Pension Plan for Eligible Unionized Employees; and the Darling Supplemental Employees Retirement Plan.

Additionally, as a result of the VION Acquisition, employees of VION Ingredients became employees of Darling Ingredients International. Pursuant to the terms of the sale and purchase agreement of the VION Acquistion, Darling assumed approximately $31.3 million of pension and postretirement benefit plan obligations.

Net pension cost for the three and six months months ended June 28, 2014 and June 29, 2013 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1,452	$76	$2,898	$153
Interest cost	3,332	1,318	6,658	2,636
Expected return on plan assets	(379)	(1,819)	(762)	(3,638)
Amortization of prior service cost	4	15	8	30
Amortization of net loss	520	1,300	1,040	2,600
Net pension cost	$4,929	$890	$9,842	$1,781

	Other Post Retirement Benefits		Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$44	$—	$88	$—
Interest cost	21	—	42	—
Net pension cost	$65	$—	$130	$—

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 28, 2014, the Company expects to contribute approximately $15.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 28, 2014 and June 29, 2013 of approximately $8.0 million and $0.2 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, two plans have certified as endangered or yellow zone and one plan has certified as seriously endangerd or orange zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of June 28, 2014, the Company has an accrued liability of approximately $0.8 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(11)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At June 28, 2014, the Company had corn option contracts and natural gas contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn options contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2013 and the first six months of fiscal 2014, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the fourth quarter of fiscal 2014. As of June 28, 2014, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2013 and the first six months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of June 28, 2014, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of June 28, 2014, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	12,600	Euro	4,000
Brazilian real	23,354	U.S. dollar	10,250
Euro	250,999	U.S. dollar	343,858
Euro	16,516	Polish zloty	69,698
Euro	4,556	Japanese yen	637,802
Euro	28,249	Chinese renminbi	242,054
Euro	6,829	Australian dollar	9,950
Euro	2,800	British pound	2,248

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at June 28, 2014 into earnings over the next 12 months will be approximately $0.6 million. As of June 28, 2014, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of June 28, 2014 and December 28, 2013 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	June 28, 2014	December 28, 2013
Corn options	Other current assets	$761	$2,349
Natural gas swaps	Other current assets	—	120

Total asset derivatives designated as hedges		$761	$2,469

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$2,052	$27,516
Heating oil swaps and options	Other current assets	51	43
Corn options	Other current assets	15	—

Total asset derivatives not designated as hedges		$2,118	$27,559

Total asset derivatives		$2,879	$30,028

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	June 28, 2014	December 28, 2013
Corn options and futures	Accrued expenses	$—	$1
Natural gas swaps	Accrued expenses	18	—

Total liability derivatives designated as hedges		$18	$1

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$986	$—
Heating oil swaps and options	Accrued expenses	38	2

Total liability derivatives not designated as hedges		$1,024	$2

Total liability derivatives		$1,042	$3

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended June 28, 2014 and June 29, 2013 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013
Corn options	$1,046	$1,450	$32	$866	$355	$(288)
Natural gas swaps	(17)	(97)	—	244	(4)	(7)

Total	$1,029	$1,353	$32	$1,110	$351	$(295)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/ (loss) of approximately $1.0 million and approximately $1.4 million recorded net of taxes of approximately $0.4 million and less than $0.5 million as of June 28, 2014 and June 29, 2013, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options and natural gas swaps are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options and natural gas swaps is included in other income/ (expense), net in the Company’s consolidated statements of operations.

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended June 28, 2014 and June 29, 2013 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013
Corn options	$(273)	$3,041	$1,324	$908	$731	$(34)
Natural gas swaps	155	87	357	187	(5)	(8)

Total	$(118)	$3,128	$1,681	$1,095	$726	$(42)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/ (loss) of approximately $(0.1) million and approximately $3.1 million recorded net of taxes of approximately less than $(0.1) million and $1.2 million as of June 28, 2014 and June 29, 2013, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options and natural gas swaps are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options and natural gas swaps is included in other income/ (expense), net in the Company’s consolidated statements of operations.

At June 28, 2014, the Company had forward purchase agreements in place for purchases of approximately $6.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(12)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 28, 2014 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 28, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$2,879	$—	$2,879	$—
Total Assets	$2,879	$—	$2,879	$—

Liabilities:
Derivative instruments	$1,042	$—	$1,042	$—
Senior notes	521,250	—	521,250	—
Term loan A	338,945	—	338,945	—
Term loan B	1,296,538	—	1,296,538	—
Revolver debt	197,017	—	197,017	—
Total Liabilities	$2,354,792	$—	$2,354,792	$—

Derivative assets consist of the Company’s heating oil swap contracts, soybean option contracts, corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 11 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company’s corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 11 Derivatives for breakdown by instrument type.

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

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from a third-party bank.

(13)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At June 28, 2014 and December 28, 2013, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.3 million and $35.5 million, respectively.  The Company has insurance recovery receivables of approximately $8.8 million as of June 28, 2014 and December 28, 2013, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. The Company had been named as a third party defendant in a lawsuit filed in the Superior Court of New Jersey, Essex County, styled New Jersey Department of Environmental Protection, The Commissioner of the New Jersey Department of Environmental Protection Agency and the Administrator of the New Jersey Spill Compensation Fund, as Plaintiffs, vs. Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation, Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc., and CLH Holdings, as Defendants (Docket No. L-009868-05) (the “Tierra/Maxus Litigation”). As previously disclosed, the Company paid the State of New Jersey $195,000 to settle this matter, which amount was accrued in the first quarter of 2013 and was being held in escrow by the Superior Court pending any appeal of the Superior Court’s order approving the settlement. The payment was released from escrow in May 2014, thereby concluding this matter. Additionally, in December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency ("EPA") that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.

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

(14)	Business Segments

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and plasma products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, protein and hides.

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

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's biofuel business conducted under the Dar Pro® and Rothsay names (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names and (iii) the Company's investment in the DGD Joint Venture.

Year-to-date business segment presentation reflects certain immaterial reclassifications to the first quarter of fiscal 2014 to conform to the second quarter fiscal 2014 presentation.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2014
Net Sales	$599,884	$329,541	$77,534	$—	$1,006,959
Cost of sales and operating expenses	431,549	256,153	60,278	(14)	747,966
Gross Margin	168,335	73,388	17,256	14	258,993

Selling, general and administrative expense	53,963	42,447	5,998	9,437	111,845
Acquisition costs	—	—	—	4,165	4,165
Depreciation and amortization	39,866	19,628	5,819	2,185	67,498
Segment operating income/ (loss)	74,506	11,313	5,439	(15,773)	75,485

Equity in net income of unconsolidated subsidiaries	561	—	1,479	—	2,040
Segment income	75,067	11,313	6,918	(15,773)	77,525

Total other expense					(27,447)
Income before income taxes					$50,078

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2013
Net Sales	$421,366	$—	$2,227	$—	$423,593
Cost of sales and operating expenses	308,326	—	1,679	(83)	309,922
Gross Margin	113,040	—	548	83	113,671

Selling, general and administrative expense	33,108	—	95	7,590	40,793
Acquisition costs	—	—	—	—	—
Depreciation and amortization	21,535	—	31	510	22,076
Segment operating income/ (loss)	58,397	—	422	(8,017)	50,802

Equity in net income of unconsolidated subsidiaries	—	—	(1,962)	—	(1,962)
Segment income	58,397	—	(1,540)	(8,017)	48,840

Total other expense					(6,087)
Income before income taxes					$42,753

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2014
Net Sales	$1,169,687	$624,824	$143,883	$—	$1,938,394
Cost of sales and operating expenses	869,197	512,148	111,630	(30)	1,492,945
Gross Margin	300,490	112,676	32,253	30	445,449

Selling, general and administrative expense	110,167	76,437	11,133	19,511	217,248
Acquisition costs	—	—	—	20,113	20,113
Depreciation and amortization	78,425	37,069	13,196	4,477	133,167
Segment operating income/ (loss)	111,898	(830)	7,924	(44,071)	74,921

Equity in net income of unconsolidated subsidiaries	964	—	6,153	—	7,117
Segment income	112,862	(830)	14,077	(44,071)	82,038

Total other expense					(101,256)
Income/ (loss) before income taxes					$(19,218)

Segment assets at June 28, 2014	$2,786,197	$1,881,335	$743,597	$143,666	$5,554,795

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2013
Net Sales	$865,148	$—	$3,867	$—	$869,015
Cost of sales and operating expenses	629,659	—	3,040	(91)	632,608
Gross Margin	235,489	—	827	91	236,407

Selling, general and administrative expense	67,194	—	191	15,701	83,086
Acquisition costs	—	—	—	—	—
Depreciation and amortization	42,173	—	62	1,708	43,943
Segment operating income/ (loss)	126,122	—	574	(17,318)	109,378

Equity in net income of unconsolidated subsidiaries	—	—	(3,157)	—	(3,157)
Segment income	126,122	—	(2,583)	(17,318)	106,221

Total other expense					(10,645)
Income before income taxes					$95,576

Segment assets at December 28, 2013	$1,986,564	$—	$179,722	$1,077,847	$3,244,133

(15)	Immaterial Correction of Prior Period Financial Statements

During the period ended June 28, 2014, the Company determined an immaterial correction was required for the previously-issued financial statements for the three months ended March 29, 2014. The immaterial correction did not impact the Company's operating income, net income, or earnings per share as it only represented a $10.5 million adjustment increasing selling, general and administrative expense and decreasing cost of sales and operating expense; however, the immaterial corrections did impact the segments gross margin calculation.

The Company determined that entities acquired in the VION Acquisition inadvertently included certain selling, general and administrative expenses in cost of sales and operating expenses in the three month period ended March 29, 2014. In addition, the year-to-date business segment presentation reflects certain immaterial reclassifications to the first quarter of fiscal 2014 to conform to the second quarter fiscal 2014 presentation. The following table reflects the impact of the Statement of Operations reclassifications for the three months ended March 29, 2014 as previously reported and as adjusted (in thousands):

As previously reported:
Three Months Ended March 29, 2014	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total

Cost of sales and operating expenses	$446,039	$235,358	$74,177	$(121)	$755,453
Selling, general and administrative expense	$52,376	$27,795	$4,815	$9,943	$94,929

Adjustments:
Three Months Ended March 29, 2014	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total

Cost of sales and operating expenses	$(3,373)	$(5,520)	$(1,581)	$—	$(10,474)
Selling, general and administrative expense	$3,373	$5,520	$1,581	$—	$10,474

As adjusted:
Three Months Ended March 29, 2014	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total

Cost of sales and operating expenses	$442,666	$229,838	$72,596	$(121)	$744,979
Selling, general and administrative expense	$55,749	$33,315	$6,396	$9,943	$105,403

(16)	Related Party Transactions

Lease Agreements

Darling, through its wholly-owned subsidiary Griffin Industries, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's Executive Vice President – Chief Operations Officer, North America. Each of these leases was entered into as of December 17, 2010. The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months months ended June 28, 2014 and June 29, 2013, the Company has recorded sales to the DGD Joint Venture of approximately $42.0 million and $5.0 million, respectively. For the six months ended June 28, 2014 and June 29, 2013, the company has recorded sales to the DGD Joint Venture of approximately $83.6 million and $10.2 million, respectively. At June 28, 2014 and December 28, 2013, the Company has $17.7 million and $14.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.4 million of additional sales for the six months ended June 28, 2014 to defer the Company's portion of profit of approximately $1.6 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at June 28, 2014.

(17)    New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the annual reporting period beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of this standard.

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

(18)     Guarantor Financial Information

The Company's 5.375% Notes (see Note 7) are guaranteed on an unsecured basis by Darling's 100% directly and indirectly owned subsidiaries Darling National, Griffin and its subsidiary Craig Protein , Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Peabody Inc., Rousselot Dubuque Inc. and Sonac USA LLC (collectively, the "Guarantors"). The Guarantors fully and unconditionally guaranteed the 5.375% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the issuer of the 5.375% Notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 28, 2014 and December 28, 2013, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and six months ended June 28, 2014 and June 29, 2013.

Condensed Consolidating Balance Sheet
As of June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$59,167	$16,240	$68,378	$—	$143,785
Restricted cash	103	—	247	—	350
Accounts receivable	42,899	589,740	315,487	(480,734)	467,392
Inventories	20,913	99,072	311,544	—	431,529
Income taxes refundable	23,596	—	2,852	—	26,448
Prepaid expenses	14,551	1,052	10,693	—	26,296
Other current assets	2,052	14	240,168	(209,212)	33,022
Deferred income taxes	15,300	—	3,655	—	18,955
Total current assets	178,581	706,118	953,024	(689,946)	1,147,777
Investment in subsidiaries	3,718,984	1,871,439	2,704,580	(8,295,003)	—
Property, plant and equipment, net	204,130	402,030	1,090,898	—	1,697,058
Intangible assets, net	22,057	326,100	689,322	—	1,037,479
Goodwill	21,860	595,243	825,196	—	1,442,299
Investment in unconsolidated subsidiaries	—	—	147,662	—	147,662
Other assets	58,632	575,436	609,475	(1,167,466)	76,077
Deferred taxes	—	—	6,443	—	6,443
	$4,204,244	$4,476,366	$7,026,600	$(10,152,415)	$5,554,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,000	$85	$257,743	$(209,212)	$68,616
Accounts payable	475,910	30,772	261,199	(454,710)	313,171
Income taxes payable	—	—	7,830	—	7,830
Accrued expenses	81,719	20,231	91,626	(26,024)	167,552
Total current liabilities	$577,629	$51,088	$618,398	$(689,946)	$557,169
Long-term debt, net of current portion	1,432,500	14	2,037,607	(1,167,466)	2,302,655
Other noncurrent liabilities	35,219	4,676	58,346	—	98,241
Deferred income taxes	133,516	—	339,347	—	472,863
Total liabilities	2,178,864	55,778	3,053,698	(1,857,412)	3,430,928
Total stockholders’ equity	2,025,380	4,420,588	3,972,902	(8,295,003)	2,123,867
	$4,204,244	$4,476,366	$7,026,600	$(10,152,415)	$5,554,795

Condensed Consolidating Balance Sheet
As of December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$857,267	$6,117	$7,473	$—	$870,857
Restricted cash	102	—	252	—	354
Accounts receivable	41,464	484,091	16,092	(428,803)	112,844
Inventories	20,799	36,314	8,020	—	65,133
Income taxes refundable	14,397	—	115	—	14,512
Prepaid expenses	9,347	3,794	1,082	—	14,223
Other current assets	31,248	15	1,027	—	32,290
Deferred income taxes	15,107	—	2,182	—	17,289
Total current assets	989,731	530,331	36,243	(428,803)	1,127,502
Investment in subsidiaries	2,140,869	63,116	—	(2,203,985)	—
Property, plant and equipment, net	172,533	356,772	137,268	—	666,573
Intangible assets, net	15,896	340,611	232,157	—	588,664
Goodwill	21,860	424,244	255,533	—	701,637
Investment in unconsolidated subsidiary	—	—	115,114	—	115,114
Other assets	40,588	373,699	1,352	(370,996)	44,643
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10,000	$87	$9,801	$—	$19,888
Accounts payable	425,117	21,236	22,939	(425,550)	43,742
Accrued expenses	85,165	20,178	11,084	(3,253)	113,174
Total current liabilities	520,282	41,501	43,824	(428,803)	176,804
Long-term debt, net of current portion	680,000	55	557,888	(370,996)	866,947
Other noncurrent liabilities	36,381	—	4,290	—	40,671
Deferred income taxes	123,862	—	14,897	—	138,759
Total liabilities	1,360,525	41,556	620,899	(799,799)	1,223,181
Total stockholders’ equity	2,020,952	2,047,217	156,768	(2,203,985)	2,020,952
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133

Condensed Consolidating Statements of Operations
For the three months ended June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$144,032	$396,323	$534,191	$(67,587)	$1,006,959
Cost and expenses:
Cost of sales and operating expenses	99,203	315,584	400,766	(67,587)	747,966
Selling, general and administrative expenses	34,908	14,892	62,045	—	111,845
Acquisition and integration costs	2,626	—	1,539	—	4,165
Depreciation and amortization	7,630	19,012	40,856	—	67,498
Total costs and expenses	144,367	349,488	505,206	(67,587)	931,474
Operating income	(335)	46,835	28,985	—	75,485

Interest expense	(15,434)	5,330	(16,467)	—	(26,571)
Foreign currency gains/ (losses)	—	328	(317)	—	11
Other, net	(1,266)	227	152	—	(887)
Equity in net income of unconsolidated subsidiaries	—	—	2,040	—	2,040
Earnings in investments in subsidiaries	57,688	—	—	(57,688)	—
Income/ (loss) before taxes	40,653	52,720	14,393	(57,688)	50,078
Income taxes (benefit)	7,896	2,050	5,557	—	15,503
Net income/ (loss) attributable to noncontrolling interests	—	—	(1,818)	—	(1,818)
Net income/ (loss) attributable to Darling	$32,757	$50,670	$7,018	$(57,688)	$32,757

Condensed Consolidating Statements of Operations
For the six months ended June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$291,087	$785,430	$1,018,237	$(156,360)	$1,938,394
Cost and expenses:
Cost of sales and operating expenses	209,997	628,592	810,716	(156,360)	1,492,945
Selling, general and administrative expenses	72,460	28,768	116,020	—	217,248
Acquisition and integration costs	17,007	—	3,106	—	20,113
Depreciation and amortization	15,148	38,523	79,496	—	133,167
Total costs and expenses	314,612	695,883	1,009,338	(156,360)	1,863,473
Operating income	(23,525)	89,547	8,899	—	74,921

Interest expense	(65,735)	10,555	(30,248)	—	(85,428)
Foreign currency gains/ (losses)	(12,228)	236	(1,811)	—	(13,803)
Other, net	(2,719)	(570)	1,264	—	(2,025)
Equity in net income of unconsolidated subsidiaries	—	—	7,117	—	7,117
Earnings in investments in subsidiaries	69,049	—	—	(69,049)	—
Income/ (loss) before taxes	(35,158)	99,768	(14,779)	(69,049)	(19,218)
Income taxes (benefit)	(15,112)	14,468	(2,143)	—	(2,787)
Net income/ (loss) attributable to noncontrolling interests	—	—	(3,615)	—	(3,615)
Net income/ (loss) attributable to Darling	$(20,046)	$85,300	$(16,251)	$(69,049)	$(20,046)

Condensed Consolidating Statements of Operations
For the three months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$159,392	$309,689	$1,761	$(47,249)	$423,593
Cost and expenses:
Cost of sales and operating expenses	124,146	231,381	1,644	(47,249)	309,922
Selling, general and administrative expenses	22,106	18,674	13	—	40,793
Depreciation and amortization	5,817	16,253	6	—	22,076
Total costs and expenses	152,069	266,308	1,663	(47,249)	372,791
Operating income	7,323	43,381	98	—	50,802

Interest expense	(5,666)	(3)	—	—	(5,669)
Other, net	(612)	212	(18)	—	(418)
Equity in net loss of unconsolidated subsidiaries	—	—	(1,962)	—	(1,962)
Earnings in investments in subsidiaries	25,767	—	—	(25,767)	—
Income/ (loss) before taxes	26,812	43,590	(1,882)	(25,767)	42,753
Income taxes	394	16,663	(722)	—	16,335
Net income/ (loss)	$26,418	$26,927	$(1,160)	$(25,767)	$26,418

Condensed Consolidating Statements of Operations
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$321,264	$629,100	$5,895	$(87,244)	$869,015
Cost and expenses:
Cost of sales and operating expenses	248,250	465,902	5,700	(87,244)	632,608
Selling, general and administrative expenses	44,673	38,360	53	—	83,086
Depreciation and amortization	11,955	31,976	12	—	43,943
Total costs and expenses	304,878	536,238	5,765	(87,244)	759,637
Operating income	16,386	92,862	130	—	109,378

Interest expense	(11,287)	(7)	—	—	(11,294)
Other, net	326	347	(24)	—	649
Equity in net loss of unconsolidated subsidiaries	—	—	(3,157)	—	(3,157)
Earnings in investments in subsidiaries	55,485	—	—	(55,485)	—
Income/ (loss) before taxes	60,910	93,202	(3,051)	(55,485)	95,576
Income taxes	2,087	35,840	(1,174)	—	36,753
Net income/ (loss)	$58,823	$57,362	$(1,877)	$(55,485)	$58,823

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the three months ended June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$34,575	$50,670	$7,018	$(57,688)	$34,575
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	(6,931)	—	(6,931)
Pension adjustments	321	—	—	—	321
Natural gas swap derivative adjustments	(11)	—	—	—	(11)
Corn option derivative adjustments	621	—	—	—	621
Total other comprehensive income, net of tax	931	—	(6,931)	—	(6,000)
Total comprehensive income/ (loss)	$35,506	$50,670	$87	$(57,688)	$28,575

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the six months ended June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$(16,431)	$85,300	$(16,251)	$(69,049)	$(16,431)
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	13,684	—	13,684
Pension adjustments	641	—	—	—	641
Natural gas swap derivative adjustments	(124)	—	—	—	(124)
Corn option derivative adjustments	(977)	—	—	—	(977)
Total other comprehensive income, net of tax	(460)	—	13,684	—	13,224
Total comprehensive income/ (loss)	$(16,891)	$85,300	$(2,567)	$(69,049)	$(3,207)

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the three months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$26,418	$26,927	$(1,160)	$(25,767)	$26,418
Other comprehensive income/ (loss), net of tax:
Pension adjustments	805	—	—	—	805
Natural gas swap derivative adjustments	(209)	—	—	—	(209)
Corn option derivative adjustments	358	—	—	—	358
Total other comprehensive income, net of tax	954	—	—	—	954
Total comprehensive income/ (loss)	$27,372	$26,927	$(1,160)	$(25,767)	$27,372

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$58,823	$57,362	$(1,877)	$(55,485)	$58,823
Other comprehensive income/ (loss), net of tax:
Pension adjustments	1,610	—	—	—	1,610
Natural gas swap derivative adjustments	(61)	—	—	—	(61)
Corn option derivative adjustments	1,307	—	—	—	1,307
Total other comprehensive income, net of tax	2,856	—	—	—	2,856
Total comprehensive income/ (loss)	$61,679	$57,362	$(1,877)	$(55,485)	$61,679

Condensed Consolidating Statements of Cash Flows
For the six months ended June 28, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/ (loss)	$(16,431)	$85,300	$(16,251)	$(69,049)	$(16,431)
Earnings in investments in subsidiaries	(69,049)	—	—	69,049	—
Other operating cash flows	81,867	(36,376)	11,964	—	57,455
Net cash provided by operating activities	(3,613)	48,924	(4,287)	—	41,024

Cash flows from investing activities:
Capital expenditures	(22,570)	(38,730)	(42,231)	—	(103,531)
Acquisitions	—	(645)	(2,075,006)	—	(2,075,651)
Investment in subsidiaries and affiliates	(1,483,007)	(2,217,686)	(2,307,591)	6,008,284	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,041	615	652	—	2,308
Proceeds from insurance settlements	—	—	—	—	—
Payments related to routes and other intangibles	(7,312)	—	—	—	(7,312)
Net cash used in investing activities	(1,511,848)	(2,460,520)	(4,220,102)	6,008,284	(2,184,186)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	721,196	—	1,821,196
Payments on long-term debt	(252,500)	(43)	(34,523)	—	(287,066)
Borrowings from revolving facilities	122,445	—	47,698	—	170,143
Payments on revolving facilities	(207,445)	—	(49,809)	—	(257,254)
Net cash overdraft financing	—	—	9,529	—	9,529
Deferred loan costs	(41,390)	—	(3,475)	—	(44,865)
Issuances of common stock	417	—	—	—	417
Contributions from parent	—	2,421,762	3,586,522	(6,008,284)	—
Minimum withholding taxes paid on stock awards	(5,495)	—	—	—	(5,495)
Excess tax benefits from stock-based compensation	1,329	—	—	—	1,329
Net cash used in financing activities	717,361	2,421,719	4,277,138	(6,008,284)	1,407,934

Effect of exchange rate changes on cash and cash equivalents	—	—	8,156	—	8,156

Net increase/ (decrease) in cash and cash equivalents	(798,100)	10,123	60,905	—	(727,072)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$59,167	$16,240	$68,378	$—	$143,785

Condensed Consolidating Statements of Cash Flows
For the six months ended June 29, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$58,823	$57,362	$(1,877)	$(55,485)	$58,823
Earnings in investments in subsidiaries	(55,485)	—	—	55,485	—
Other operating cash flows	98,273	(29,858)	1,942	—	70,357
Net cash provided by operating activities	101,611	27,504	65	—	129,180

Cash flows from investing activities:
Capital expenditures	(24,344)	(30,345)	—	—	(54,689)
Acquisitions	—	—	—	—	—
Investment in subsidiaries and affiliates	(44,985)	—	(44,959)	44,985	(44,959)
Gross proceeds from sale of property, plant and equipment and other assets	744	548	—	—	1,292
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(649)	—	—	—	(649)
Net cash used in investing activities	(67,703)	(29,347)	(44,959)	44,985	(97,024)

Cash flows from financing activities:
Payments on long-term debt	—	(40)	—	—	(40)
Issuances of common stock	32	—	—	—	32
Contributions from parent	—	—	44,985	(44,985)	—
Minimum withholding taxes paid on stock awards	(2,529)	—	—	—	(2,529)
Excess tax benefits from stock-based compensation	703	—	—	—	703
Net cash used in financing activities	(1,794)	(40)	44,985	(44,985)	(1,834)

Net increase/ (decrease) in cash and cash equivalents	32,114	(1,883)	91	—	30,322
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$129,059	$3,694	$818	$—	$133,571

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 28, 2013, and in the Company's other public filings with the SEC. In addition, the Company acquired Rothsay in October 2013 and Darling International Ingredients in January 2014; and therefore, financial information for fiscal 2013 periods will not necessarily be comparable to financial information for the second fiscal quarter of 2014 or the six months ended June 28, 2014, as set forth herein.

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

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), as described in footnote 3 of the Company’s Consolidated Financial Statements for the period ended June 28, 2014 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). The Company’s business is conducted through a global network of over 200 locations across five continents.

Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets. All historical periods have been restated to conform to the new reportable operating segment structure; however, none of the Company’s historic operations fall within the Food Ingredients operating segment and therefore, there is no comparable financial information for the Food Ingredients operating segment for prior periods.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel.

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

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the raw materials until they are processed and the finished goods sold. In addition, the amount of raw material volume acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

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

Results of Operations

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's second quarter 2014 results include thirteen weeks of operations from the VION Acquisition and the Rothsay Acquisition, as compared to no operations from the VION Acquisition and the Rothsay Acquisition in the second quarter of 2013. Net income attributable to Darling for the quarter ended June 28, 2014, was $32.8 million, or $0.20 per diluted share, from net income of $26.4 million, or $0.22 per diluted share, in the second quarter of 2013. The results for the second quarter include the following after-tax costs:

•
$3.5 million ($0.02 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period; and

•	$2.6 million ($0.02 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the quarter;

Without the inventory step-up cost and the acquisition and integration costs, net income and diluted earnings per common share would have been $38.9 million and $0.24 per diluted share, respectively. As compared to the second quarter 2013, this would have resulted in a $12.5 million increase in net income and a 9% increase in diluted earnings per common share.

Segment operating income for the second quarter 2014 was $75.5 million, which reflects an increase of $24.7 million or 49% as compared to the second quarter 2013. The results for the second quarter include an increase to cost of sales of $5.0 million related to the inventory step-up associated with the required purchase accounting for the VION Acquisition. Without these costs, segment operating income would have been $80.5 million or 58% higher than 2013. Including the Company’s share of net income of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the second quarter would have been $82.5 million or $31.7 million higher than 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at June 28, 2014.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA and Pro forma Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	June 28, 2014	June 29, 2013
Net income allocable to Darling	$32,757	$26,418
Depreciation and amortization	67,498	22,076
Interest expense	26,571	5,669
Income tax expense	15,503	16,335
Foreign currency gain	(11)	—
Other expense/ (income), net	887	418
Equity in net (income)/ loss of unconsolidated subsidiaries	(2,040)	1,962
Net income attributable to noncontrolling interests	1,818	—
Adjusted EBITDA	$142,983	$72,878

Non-cash inventory step-up associated with VION Acquisition	4,971	—
Acquisition and integration-related expenses	4,165	—
DGD Joint Venture Adjusted EBITDA (Darling's share) (1)	5,902	(1,962)

Pro forma Adjusted EBITDA	$158,021	$70,916

(1) Derived from the unaudited financial statements of the DGD Joint Venture.

For the second quarter of 2014, the Company generated Adjusted EBITDA of $143.0 million, as compared to $72.9 million in the same period a year ago. The increase was primarily attributable to the inclusion of the newly acquired businesses. On a Pro forma Adjusted EBITDA basis, the Company would have generated $158.0 million in the second quarter 2014, as compared to a Pro forma Adjusted EBITDA of $70.9 million in the year ago period. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired businesses and the fact that the DGD Joint Venture is now an operational entity.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Feed Ingredients operating income increased by $16.1 million to $74.5 million. The results for the second quarter include $1.5 million related to the non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition. Without the non-cash inventory step-up adjustment, the Feed Ingredients operating income would have been $76.0 million or $17.6 million higher than the second quarter 2013. On an adjusted basis, higher earnings in the Feed Ingredients segment were predominantly related to earnings attributable to newly acquired operations. The United States operations contributed $2.7 million less in Feed Ingredients operating income relative to the second quarter of 2013. This reduction was principally related to lower earnings in the bakery feeds division and higher selling, general and administrative costs, depreciation and amortization expenses. Canada performed better than expected, while operations in Europe and China generally performed as expected. On an adjusted sequential quarter basis, the Feed Ingredients operating income increased by $25.9 million from $50.1 million in the first quarter to $76.0 million in the second quarter. The Feed Ingredients operations in the United States, Canada, Europe, and China all contributed to the improved operating income. Volumes were steady, while strong global protein prices and North American fat prices produced improved gross margins.

Food Ingredients operating income was $11.3 million for the second quarter of 2014. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the second quarter of 2013 to provide comparability. The Food Ingredients segment results for the second quarter include $3.4 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income would have been $14.7 million. On an adjusted sequential quarter basis, the Food Ingredients operating income decreased by $5.1 million from $19.8 million in the first quarter of 2014. The reduction in segment operating income is principally related to the European edible fats business, which was adversely impacted by the closure of the Russian trade border resulting in higher raw material supply and increased production that put pressure on selling prices and resulted in lower margins for the Company’s finished products. In addition, the Food Ingredients segment was negatively impacted by an increase in selling, general and administrative costs and depreciation and amortization expenses resulting from the extra week of operations in the second quarter as compared to the first quarter. Global demand for gelatin was generally steady with the exception of China, which saw a slight reduction in demand. Finished product selling prices were marginally lower to the preceding quarter. The Company's casings business improved marginally over the first quarter as a result of increased sales volume of sheep casings.

Fuel Ingredients operating income increased by $5.0 million to $5.4 million, exclusive of the DGD Joint Venture. Including the DGD Joint Venture, the Fuel Ingredients segment income was $6.9 million. Results for North America continue to be negatively impacted by lower RIN values, resulting from an uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation ("RVO") requirements for 2014 and uncertainty related to the possible extension of the blenders tax credit. For the quarter, the DGD Joint Venture operated at name plate capacity. On an adjusted sequential quarter basis, the Fuel Ingredients operating income inclusive of the DGD Joint Venture decreased by $0.3 million, which was principally related to a reduction in the equity in net income inclusion from the DGD Joint Venture, which was substantially offset by improved earnings in the European green energy and bio-phosphate operations.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the second quarter of 2014, the raw material processed by the Company totaled 2.18 million metric tons. Of this amount, 1.67 million metric tons was in the Feed Ingredients segment, 267,000 metric tons was in the Food Ingredients segment, and 243,000 metric tons was in the Fuel Ingredients segment. On a sequential quarter basis, raw material processed volumes were up 1.0% globally, which consisted of a 0.1% decrease in the Feed Segment, a 5.4% increase in the Food Segment, and a 3.9% increase in the Fuel Segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2014
Net Sales	$599,884	$329,541	$77,534	$—	$1,006,959
Cost of sales and operating expenses	431,549	256,153	60,278	(14)	747,966
Gross Margin	168,335	73,388	17,256	14	258,993

Gross Margin %	28.1%	22.3%	22.3%	—	25.7%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2013
Net Sales	$421,366	$—	$2,227	$—	$423,593
Cost of sales and operating expenses	308,326	—	1,679	(83)	309,922
Gross Margin	113,040	—	548	83	113,671

Gross Margin %	26.8%	—%	24.6%	—%	26.8%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the second quarter of 2014, the gross margin percentage was 25.7% compared to 26.8%

in the second quarter of 2013, or a decrease of 1.1 points (4.1%). Adjusting for the non-cash impact of the $5.0 million inventory step-up, the gross margin percentage would have been 26.2% or a decrease of 0.6 points (2.2%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and significantly lower margins in the North American bakery feeds business.

In the Feed Ingredients segment for the second quarter of 2014, the gross margin percentage was 28.1% as compared to 26.8% for the second quarter of 2013, or an increase of 1.3 points (4.9%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $1.5 million, the gross margin percentage would have been 28.3% or an increase of 1.5 points (5.6%). On an adjusted sequential basis, the Feed Ingredients segment gross margin percentage increased by 2.9 points or 11%. The improvement in adjusted gross margin percentage is attributable to higher finished product selling prices, in particular in global proteins and North American fat prices, as compared to the relevant period, which were only partially offset by higher raw material costs resulting in a more favorable spread.

In the Food Ingredients segment for the second quarter of 2014, the gross margin percentage was 22.3% as compared to nil during the second quarter of 2013. Adjusting for the impact of the non-cash inventory step-up related to this segment of $3.4 million, the gross margin percentage would have been 23.3%. On an adjusted sequential basis, the Food Ingredients segment gross margin percentage decreased by 0.8 points or 3.3%. The decrease in gross margin percentage is attributiable to weak European market for edible fat.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the second quarter of 2014, the gross margin percentage was 22.3% as compared to 24.6% for the second quarter of 2013, or a decrease of 9.3%. The decrease in gross margin percentage is attributable to the poor biofuel economics in North America caused by the regulatory uncertainty related to the RVO and the blender’s tax credit.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.4 million during the second quarter of fiscal 2014, a $1.8 million increase from $7.6 million during the second quarter of fiscal 2013. The increase was primarily due to an increase in professional fees and corporate staff costs to support the new global business.

Acquisition Costs.  Acquisition and integration costs related to the VION Acquisition and the Rothsay Acquisition were $4.2 million during the second quarter of fiscal 2014 as compared to no acquisition and integration costs in the second quarter of fiscal 2013.

Depreciation and Amortization.  Depreciation and amortization charges increased $1.7 million to $2.2 million during the second quarter of fiscal 2014 as compared to $0.5 million during the second quarter of fiscal 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new enterprise resource planning ("ERP") system.

Interest Expense. Interest expense was $26.6 million during the second quarter of fiscal 2014 compared to $5.7 million during the second quarter of fiscal 2013, an increase of $20.9 million. The increase in interest expense is primarily due to the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition.

Foreign Currency Gains/(Losses).  Foreign currency gains were immaterial during the second quarter of fiscal 2014 as compared to zero for the second quarter of fiscal 2013.

Other Income/Expense. Other expense was $0.9 million in the second quarter of fiscal 2014, compared to $0.4 million in the second quarter of fiscal 2013.  The increase in other expense in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to insurance recovery amounts received in the prior year.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for the second quarter of fiscal 2014. In the second quarter of fiscal 2014 the net income was $2.0 million compared to a net loss of $2.0 million in the second quarter of fiscal 2013. The $4.0 million increase in net income is mainly a direct result of the Joint Venture's commencement of operations as compared to non-capitalized expenses during construction phase in the prior year.

Income Taxes. The Company recorded income tax expense of $15.5 million for the second quarter of fiscal 2014, compared to $16.3 million of income tax expense recorded in the second quarter of fiscal 2013, a decrease of $0.8 million. The effective tax rate for the second quarter of fiscal 2014 and fiscal 2013 is 31.0% and 38.2%, respectively. The effective tax rate for the second quarter of fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates. The effective tax rate for the second quarter of fiscal 2013 differs from the statutory rate of 35% primarily due to state taxes and qualified production activities deductions.

Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's results for the first six months of 2014 include 25 weeks of operations from the VION Acquisition and six months from the Rothsay Acquisition, as compared to no operations from the VION Acquisition and the Rothsay Acquisition in the first six months of 2013. Net loss attributable to Darling for the six months ended June 28, 2014, was ($20.0) million, or ($0.12) per diluted share, as compared to net income of $58.8 million, or $0.50 per diluted share, for the six months ended June 29, 2013. The results for the six months period include the following after-tax costs:

•
$34.8 million ($0.21 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$20.2 million ($0.12 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on January 7, 2014;

•	$15.4 million ($0.09 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period;

•	$8.0 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition; and

•	$5.2 million ($0.03 per diluted share) associated with discrete tax items principally associated with the VION Acquisition.

Without the inventory step-up cost, the redemption premium and deferred loan write-off associated with the 8.5% Senior Notes, the acquisition and integration costs, the euro forward contract hedge, and the discrete tax items, net income and diluted earnings per common share would have been $63.4 million and $0.38 per diluted share, respectively. As compared to the six months ended June 29, 2013, this would have resulted in a $4.6 million increase in net income and a 24% decline in diluted earnings per common share.

Segment operating income for the six months ended June 28, 2014 was $74.9 million, which reflects a decline of $34.5 million or 32% as compared to the six months ended June 29, 2013. The results for the six months include an increase to cost of sales of $49.8 million related to the inventory step-up associated with the required purchase accounting for the VION Acquisition. Without these costs, segment operating income would have been $124.7 million or 14.0% higher than 2013. Including the Company’s share of net income of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the six months ended June 28, 2014 would have been $131.8 million or $22.4 million (20.5%) higher than 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with GAAP.  Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at June 28, 2014.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA and Pro forma Adjusted EBITDA

	Six Months Ended
(dollars in thousands)	June 28, 2014	June 29, 2013
Net income/ (loss) allocable to Darling	$(20,046)	$58,823
Depreciation and amortization	133,167	43,943
Interest expense	85,428	11,294
Income tax expense/ (benefit)	(2,787)	36,753
Foreign currency loss	13,803	—
Other expense/ (income), net	2,025	(649)
Equity in net (income)/ loss of unconsolidated subsidiaries	(7,117)	3,157
Net loss/ (income) attributable to noncontrolling interests	3,615	—
Adjusted EBITDA	$208,088	$153,321

Non-cash inventory step-up associated with VION Acquisition	49,803	—
Acquisition and integration-related expenses	20,113	—
DGD Joint Venture Adjusted EBITDA (Darling's share) (1)	14,975	(3,157)
Darling Ingredients International - 13th week (2)	4,100	—

Pro forma Adjusted EBITDA	$297,079	$150,164

(1) Derived from the unaudited financial statements of the DGD Joint Venture.
(2) January 7, 2014 closed on VION Ingredients, thus the 13th week would be revenue adjusted for January 1, 2014 through January 7, 2014.

For the six months ended June 28, 2014, the Company generated Adjusted EBITDA of $208.1 million, as compared to $153.3 million in the same period a year ago. The increase was primarily attributable to the newly acquired businesses. On a Pro forma Adjusted EBITDA basis, the Company would have generated $297.1 million in the second quarter 2014, as compared to a Pro forma Adjusted EBITDA of $150.2 million in the year ago period. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired businesses.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Feed Ingredients operating income decreased by $14.2 million to $111.9 million. The results for the six months include $14.2 million related to the non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition. Without the non-cash inventory step-up adjustment, the Feed Ingredients operating income would have been $126.1 million. On an adjusted basis, the Feed Ingredients segment was flat to the prior year. Lower earnings in the United States, which related to the bakery feeds unit, severe winter weather, and lower fat prices in our non-formula business, were offset by the newly acquired operations in Europe, Canada and China, which generally performed as expected.

Food Ingredients operating loss was $(0.8) million for the six months ended June 28, 2014. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the prior year period to provide comparability. The Food Ingredients segment results for the six months include $35.3 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income would have been $34.5 million. Global demand for gelatin improved modestly with the improving global economies versus prior year although margins contracted slightly after three years of improved pricing. Edible fat’s business unit was adversely impacted by the closure of the Russian trade border resulting in higher raw material supply and increased production that put pressure on selling prices and resulted in lower margins for the Company’s finished products. The Company's casings business performed comparably to the prior year.

Fuel Ingredients operating income increased by $7.3 million to $7.9 million, exclusive of the DGD Joint Venture. Including the DGD Joint Venture, the Fuel Ingredients segment income was $14.1 million. While the financial results are improved over the same period last year, the results were below our expectations as North America results were negatively impacted by lower RIN values, resulting from an uncertain regulatory environment with respect to the U.S. mandated RVO requirements for 2014 and uncertainty related to the possible extension of the blenders tax credit.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the six months ended June 28, 2014, the raw material processed by the Company totaled 4.33 million metric tons. Of this amount, 3.34 million metric tons was in the Feed Ingredients segment, 520,000 metric tons was in the Food Ingredients segment, and 478,000 metric tons was in the Fuel Ingredients segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture. Globally, raw material volumes were in line with the Company’s expectations. Raw material process volumes for the first quarter have been adjusted to be consistent with the presentation of the second quarter figures.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2014
Net Sales	$1,169,687	$624,824	$143,883	$—	$1,938,394
Cost of sales and operating expenses	869,197	512,148	111,630	(30)	1,492,945
Gross Margin	300,490	112,676	32,253	30	445,449

Gross Margin %	25.7%	18.0%	22.4%	—	23.0%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2013
Net Sales	$865,148	$—	$3,867	$—	$869,015
Cost of sales and operating expenses	629,659	—	3,040	(91)	632,608
Gross Margin	235,489	—	827	91	236,407

Gross Margin %	27.2%	—%	21.4%	—%	27.2%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, for the six months ended June 28, 2014, the gross margin percentage was 23.0% compared to 27.2% for the six months ended June 29, 2013, or a decrease of 4.2 points (15.4%). Adjusting for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage would have been 25.5% or a decrease of 1.7 points (6.1%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and significantly lower margins in the North American bakery residuals business.

In the Feed Ingredients segment for the six months ended June 28, 2014, the gross margin percentage was 25.7% as compared to 27.2% for the same period in 2013, or a decrease of 1.5 points (5.5%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $14.2 million, the gross margin percentage would have been 26.9% or a decrease of 0.3 points (1.1%). The reduction in adjusted gross margin percentage is attributable to lower finished product selling price, particularly in the bakery feeds unit which were only partially offset by increased volumes of finished products and lower raw material costs.

In the Food Ingredients segment for the six months ended June 28, 2014, the gross margin percentage was 18.0% as compared to nil during the first six months of 2013. Adjusting for the impact of the non-cash inventory step-up related to this segment of $35.3 million, the gross margin percentage would have been 23.7%.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 28, 2014, the gross margin percentage was 22.4% as compared to 21.4% for the same period in 2013, or an increase of 1.0 points (4.7%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $0.2 million, the gross margin percentage would have been 22.6%.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $19.5 million during the first six months of fiscal 2014, a $3.8 million increase from $15.7 million during the first six months of fiscal 2013. The increase was primarily due to an increase in profession fees and corporate staff costs to support the new global business.

Acquisition Costs.  Acquisition costs related to the VION Acquisition and the Rothsay Acquisition were $20.1 million during the first six months of fiscal 2014 as compared to no acquisition costs in the first six months of fiscal 2013.

Depreciation and Amortization.  Depreciation and amortization charges increased $2.8 million to $4.5 million during the first six months of fiscal 2014 as compared to $1.7 million during the first six months of fiscal 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the ERP system.

Interest Expense. Interest expense was $85.4 million during the first six months of fiscal 2014 compared to $11.3 million during the first six months of fiscal 2013, an increase of $74.1 million. The increase in interest expense is due to (i) the redemption premium paid of approximately $27.3 million to retire the Company’s 8.5% Senior Notes due 2018, (ii) the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition, (iii) the incurrence and resultant amortization of deferred loan costs associated with the borrowings for the VION Acquisition and Rothsay Acquisition, and (iv) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior Notes due 2018. Excluding the impact of the redemption premium and the write-off of deferred loan costs, the Company's average cost of borrowing during the first six months of fiscal 2014 was approximately 3.8%.

Foreign Currency Gains/(Losses).  Foreign currency losses were $13.8 million during the first six months of fiscal 2014 as compared to zero for the first six months of fiscal 2013. Of the overall foreign currency loss, approximately $12.6 million relates to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Other Income/Expense. Other expense was $2.0 million in the first six months of fiscal 2014, compared to income of $0.6 million in the first six months of fiscal 2013.  The increase in other expense in the first six months of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to insurance recovery amounts received in the prior year.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for the first six months of fiscal 2014. In the first six months of fiscal 2014 the net income was $7.1 million compared to a net loss of $3.2 million in the first six months of fiscal 2013. The $10.3 million increase in net income is mainly a direct result of the DGD Joint Venture's commencement of operations as compared to non-capitalized expenses during construction phase in the prior year.

Income Taxes. The Company recorded income tax benefit of $2.8 million for the first six months of fiscal 2014, compared to $36.8 million of income tax expense recorded in the first six months of fiscal 2013, a decrease of $39.6 million, which is primarily due to decreased pre-tax earnings of the Company in the first six months of fiscal 2014 and discrete items related primarily to the VION Acquisition.  The effective tax rate for the first six months of fiscal 2014 and fiscal 2013 is 14.5% and 38.5%, respectively. Excluding the discrete items, the effective tax rate for the first six months of fiscal 2014 is 35.7%. The effective tax rate for the first six months of fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, non-deductible transaction-related costs, subpart F income and qualified production activities deductions. The effective tax rate for the first six months of fiscal 2013 differs from the statutory rate of 35% primarily due to state taxes and qualified production activities deductions.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 28, 2014. On June 28, 2014, debt outstanding under the Company's Amended Credit Agreement and the Company's 5.375% Notes consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$336,421
Term Loan B	$1,294,442
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	200,018
Letters of credit issued	32,663
Availability	$767,319

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into the Amended Credit Agreement, restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For a description of the terms of the Amended Credit Agreement see Note 7 of Notes to Consolidated Financial Statements.

•
As of June 28, 2014, the Company had availability of $767.3 million under the revolving loan facility, taking into account an aggregate of $200.0 million outstanding borrowings and letters of credit issued of $32.7 million.

•
As of June 28, 2014, the Company has borrowed all $350.0 million under the term loan A facility under the terms of the term loan facility and repaid approximately CAD$1.9 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of June 28, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter of the closing date of the VION Acquisition and continuing until the last day of each quarter period ending immediately prior to the term loan B maturity date; and one final installment in the amount of the relevant term loan B facility then outstanding, due on the term loan B maturity date. The term loan B facility will mature on January 7, 2021.

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

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling. For a description of the terms of the 5.375% Notes see Note 7 of Notes to Consolidated Financial Statements.

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

The classification of long-term debt in the Company’s June 28, 2014 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes and debt issued under the Amended Credit Agreement.

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

Working Capital and Capital Expenditures

On June 28, 2014, the Company had working capital of $590.6 million and its working capital ratio was 2.1 to 1 compared to working capital of $950.7 million and a working capital ratio of 6.4 to 1 on December 28, 2013.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents and working capital from the VION Acquisition.  At June 28, 2014, the Company had unrestricted cash of $143.8 million and funds available under the revolving credit facility of $767.3 million, compared to unrestricted cash of $870.9 million and funds available under the revolving credit facility of $680.7 million at December 28, 2013.

Net cash provided by operating activities was $41.0 million for the six months ended June 28, 2014 as compared to net cash provided by operating activities of $129.2 million for the six months ended June 29, 2013, a decrease of $88.2 million due primarily to a decrease in net income of approximately $75.2 million.  Cash used by investing activities was $2,184.2 million for the six months ended June 28, 2014, compared to $97.0 million for the the six months ended June 29, 2013, an increase of $2,087.2 million primarily due to cash paid for the VION Acquisition.  Net cash provided by financing activities was $1,407.9 million for the six months ended June 28, 2014, compared to cash used for financing activities of $1.8 million for the six months ended June 29, 2013, an increase of cash of $1,409.7 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition.

Capital expenditures of $103.5 million were made during the first six months of fiscal 2014, compared to $54.7 million in the first six months of fiscal 2013, for a net increase of $48.8 million (89.2%), due primarily to capital expenditures from entities acquired in the VION Acquisition and Rothsay Acquisition during the first six months of fiscal 2014.  The Company expects to incur additional capital expenditures of between $125.0 million and $150.0 million for the remainder of fiscal 2014. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of June 28, 2014, the Company has spent life-to-date approximately $36.7 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2015. The expected cash flow impact of this project will be in the range of $38.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $10.9 million and $1.3 million during the six months ended June 28, 2014 and June 29, 2013, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2014, the Company has accrued approximately $9.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 28, 2014.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $15.5 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 28, 2014 of approximately $8.0 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, two have certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $2.1 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of June 28, 2014, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $121.3 million included on the consolidated balance sheet.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2014, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements".  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2014 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the acquisition and integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls or currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $76.9 million of commodity products consisting of approximately $70.7 million of finished products and approximately $6.2 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 28, 2014.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2014, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $26.7 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 28, 2014.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with accounting principles generally accepted in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the annual reporting period beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of this standard.

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

Important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to upstream their profits to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the Unites States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu including, but not limited to H1N1 flu, bovine spongiform encephalopathy (or "BSE"), porcine epidemic diarrhea ("PED") or other diseases associated with animal origin in the United States or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign regulations (including, without limitation, China) affecting the industries in which the Company operates or its value added products (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations);  risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's annual report on Form 10-K for the year ended December 28, 2013. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 28, 2014, the Company had corn option contracts and natural gas swap contracts outstanding that qualified and were designated for hedge accounting as well as corn option contracts, heating oil swap contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2013 and the first six months of fiscal 2014, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2014. As of June 28, 2014, the aggregate fair value of these natural gas swap contracts was immaterial and are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2013 and the first six months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of June 28, 2014, the aggregate fair value of these corn option contracts was approximately $0.8 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of June 28, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	12,600	Euro	4,000	3.08 - 3.44	$5,737
Brazilian real	23,354	U.S. dollar	10,250	2.23 - 2.48	10,250
Euro	250,999	U.S. dollar	343,858	1.35 - 1.39	343,858
Euro	16,516	Polish zloty	69,698	4.16 - 4.26	22,488
Euro	4,556	Japanese yen	637,802	138.50 - 142.44	6,203
Euro	28,249	Chinese renminbi	242,054	8.42 - 8.60	38,466
Euro	6,829	Australian dollar	9,950	1.46	9,299
Euro	2,800	British pound	2,248	0.80	3,813
					$440,114

The above foreign currency contracts mature within one year and include hedges on approximately $329.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $1.1 million and are included in other current assets and accrued expenses at June 28, 2014.

Additionally, the Company had corn options contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at June 28, 2014. These contracts have an aggregate fair value that was immaterial and are included in other current assets and accrued expenses at June 28, 2014.

As of June 28, 2014, the Company had forward purchase agreements in place for purchases of approximately $6.2 million of natural gas and diesel fuel in fiscal 2014. As of June 28, 2014, the Company had forward purchase agreements in place for purchases of approximately $70.7 million of finished product in fiscal 2014.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than changes in certain modules of the Company's new enterprise resource planning ("ERP") system and financial reporting tools that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Throughout fiscal 2014 and including the second quarter of fiscal 2014, the Company has implemented new ERP modules and financial reporting tools and as a result related controls were modified as necessary.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Colin Stevenson, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Colin Stevenson, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 7, 2014	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 7, 2014	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Global Finance and Administration
(Principal Financial Officer)