Form 10-Q
period 2014-09-27
DARLING INGREDIENTS INC.
filed 2014-11-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
OR

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

There were 164,686,825 shares of common stock, $0.01 par value, outstanding at October 30, 2014.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 27, 2014 and December 28, 2013
(in thousands, except share data)

	September 27, 2014	December 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$193,427	$870,857
Restricted cash	346	354
Accounts receivable, net	423,729	112,844
Inventories	420,082	65,133
Prepaid expenses	46,470	14,223
Income taxes refundable	22,079	14,512
Other current assets	21,583	32,290
Deferred income taxes	15,653	17,289
Total current assets	1,143,369	1,127,502
Property, plant and equipment, less accumulated depreciation of $510,134 at September 27, 2014 and $381,314 at December 28, 2013	1,638,126	666,573
Intangible assets, less accumulated amortization of $164,653 at September 27, 2014 and $105,070 at December 28, 2013	979,781	588,664
Goodwill	1,393,289	701,637
Investment in unconsolidated subsidiaries	144,503	115,114
Other assets	72,170	44,643
Deferred income taxes	6,618	—
	$5,377,856	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,197	$19,888
Accounts payable, principally trade	170,402	43,742
Income taxes payable	10,312	—
Accrued expenses	303,379	113,174
Total current liabilities	544,290	176,804
Long-term debt, net of current portion	2,223,030	866,947
Other non-current liabilities	90,158	40,671
Deferred income taxes	448,948	138,759
Total liabilities	3,306,426	1,223,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 166,014,091 and 165,261,003 shares issued at September 27, 2014 and at December 28, 2013, respectively	1,660	1,653
Additional paid-in capital	1,473,969	1,454,250
Treasury stock, at cost; 1,327,266 and 993,578 shares at September 27, 2014 and at December 28, 2013, respectively	(19,999)	(13,271)
Accumulated other comprehensive loss	(86,338)	(29,423)
Retained earnings	602,015	607,743
Total Darling's stockholders’ equity	1,971,307	2,020,952
Noncontrolling interests	100,123	—
Total stockholders' equity	$2,071,430	$2,020,952
	$5,377,856	$3,244,133

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months months ended September 27, 2014 and September 28, 2013
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$955,800	$425,786	$2,894,194	$1,294,801
Costs and expenses:
Cost of sales and operating expenses	725,170	310,089	2,218,115	942,697
Selling, general and administrative expenses	111,203	42,588	328,451	124,843
Acquisition and integration costs	2,191	8,326	22,304	9,157
Depreciation and amortization	67,311	23,131	200,478	67,074
Total costs and expenses	905,875	384,134	2,769,348	1,143,771
Operating income	49,925	41,652	124,846	151,030

Other expense:
Interest expense	(25,355)	(5,313)	(110,783)	(16,607)
Foreign currency gain/ (loss)	1,522	—	(12,281)	—
Other income/ (expense), net	2,053	(3,268)	28	(2,619)
Total other expense	(21,780)	(8,581)	(123,036)	(19,226)

Equity in net income/ (loss) of unconsolidated subsidiaries	(1,055)	11,953	6,062	8,796
Income before income taxes	27,090	45,024	7,872	140,600

Income tax expense	11,136	17,373	8,349	54,126

Net income/ (Loss)	15,954	27,651	(477)	86,474

Net (income)/ loss attributable to noncontrolling interests	(1,636)	—	(5,251)	—

Net income/ (loss) attributable to Darling	$14,318	$27,651	$(5,728)	$86,474

Basic income/ (loss) per share	$0.09	$0.23	$(0.03)	$0.73
Diluted income/ (loss) per share	$0.09	$0.23	$(0.03)	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)
Three and nine months months ended September 27, 2014 and September 28, 2013
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income/ (loss)	$15,954	$27,651	$(477)	$86,474
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	(71,231)	—	(57,547)	—
Pension adjustments	321	806	962	2,416
Natural gas swap derivative adjustments	(40)	49	(164)	(12)
Corn option derivative adjustments	811	325	(166)	1,632
Total other comprehensive income/ (loss), net of tax	(70,139)	1,180	(56,915)	4,036
Total comprehensive income/ (loss)	$(54,185)	$28,831	$(57,392)	$90,510

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 27, 2014 and September 28, 2013
(in thousands)
(unaudited)

	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income/ (loss)	$(477)	$86,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,478	67,074
Gain on disposal of property, plant, equipment and other assets	(976)	(798)
Gain on insurance proceeds from insurance settlements	(1,550)	(1,981)
Deferred taxes	(13,492)	33,707
Increase/ (decrease) in long-term pension liability	297	(2,830)
Stock-based compensation expense	16,629	7,394
Write-off deferred loan costs	4,330	—
Deferred loan cost amortization	7,394	2,312
Equity in net (income) of unconsolidated subsidiaries	(6,062)	(8,796)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,646)	949
Income taxes refundable/payable	(13,695)	(5,974)
Inventories and prepaid expenses	(13,113)	(9,565)
Accounts payable and accrued expenses	7,859	10,603
Other	32,321	(9,864)
Net cash provided by operating activities	179,297	168,705
Cash flows from investing activities:
Capital expenditures	(153,984)	(85,719)
Acquisitions, net of cash acquired	(2,075,651)	(121,440)
Investment in unconsolidated subsidiary	—	(44,959)
Gross proceeds from disposal of property, plant and equipment and other assets	2,810	1,666
Proceeds from insurance settlement	1,550	1,981
Payments related to routes and other intangibles	(8,210)	(2,374)
Net cash used by investing activities	(2,233,485)	(250,845)
Cash flows from financing activities:
Proceeds from long-term debt	1,836,917	—
Payments on long-term debt	(310,773)	(62)
Borrowings from revolving credit facility	170,143	—
Payments on revolving credit facility	(277,254)	—
Net cash overdraft financing	933	—
Deferred loan costs	(45,223)	(11,138)
Issuance of common stock	417	32
Minimum withholding taxes paid on stock awards	(6,814)	(2,649)
Excess tax benefits from stock-based compensation	1,451	719
Net cash provided/ (used) by financing activities	1,369,797	(13,098)
Effect of exchange rate changes on cash and cash equivalents	6,961	—
Net increase/ (decrease) in cash and cash equivalents	(677,430)	(95,238)
Cash and cash equivalents at beginning of period	870,857	103,249
Cash and cash equivalents at end of period	$193,427	$8,011
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(1,436)	$(2,119)
Cash paid during the period for:
Interest, net of capitalized interest	$75,185	$9,160
Income taxes, net of refunds	$15,206	$30,282

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 27, 2014
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

The Company’s business is now conducted through a global network of 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast to reflect the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 13 to the consolidated financial statements.

The accompanying consolidated financial statements for the nine month periods ended September 27, 2014 and September 28, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2013.  Note that because of the 2013 and 2014 acquisitions described above, the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 2013 may not be comparable to the unaudited consolidated financial statements contained herein.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 27, 2014, and include the 13 and 39 weeks ended September 27, 2014, and the 13 and 39 weeks ended September 28, 2013.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $57.5 million in the nine months ended September 27, 2014 and no currency translation gains and losses in the nine months ended September 28, 2013. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $12.3 million in the nine months ended September 27, 2014, with $12.6 million representing a loss on a hedge transaction during the first quarter of fiscal 2014.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 27, 2014			September 28, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$14,318	164,676	$0.09	$27,651	118,208	$0.23
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		796			690
Less: Pro forma treasury shares		(515)			(418)
Diluted:
Net income attributable to Darling	$14,318	164,957	$0.09	$27,651	118,480	$0.23

	Net Income/ (loss) per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 27, 2014			September 28, 2013
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/ (loss) attributable to Darling	$(5,728)	164,551	$(0.03)	$86,474	118,156	$0.73
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			688
Less: Pro forma treasury shares		—			(296)
Diluted:
Net income/ (loss) attributable to Darling	$(5,728)	164,551	$(0.03)	$86,474	118,548	$0.73

For the three months ended September 27, 2014 and September 28, 2013, respectively, 163,078 and 331,367 outstanding stock options were excluded from diluted income/ (loss) per common share as the effect was antidilutive. For the three months ended September 27, 2014 and September 28, 2013, respectively, 914,603 and 55,465 shares of non-vested stock and stock equivalents were excluded from diluted income/ (loss) per common share as the effect was antidilutive.

For the nine months ended September 27, 2014 and September 28, 2013, respectively, 986,748 and 284,787 outstanding stock options were excluded from diluted income/ (loss) per common share as the effect was antidilutive. For the nine months ended September 27, 2014 and September 28, 2013, respectively, 931,727 and 59,853 shares of non-vested stock and stock equivalents were excluded from diluted income/ (loss) per common share as the effect was antidilutive.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the VION Acquisition as of January 7, 2014 (unaudited) (in thousands):

Accounts receivable	$293,326
Inventory	375,306
Prepaid expense	23,135
Other current assets	3,525
Deferred tax asset	18,242
Property and equipment	1,017,112
Identifiable intangibles	481,278
Goodwill	738,101
Investment in unconsolidated subsidiaries	27,069
Other long term assets	1,101
Accounts payable	(207,746)
Current portion of long-term debt	(22,399)
Accrued expenses	(148,580)
Deferred tax liability	(360,501)
Long debt obligations	(6,906)
Other non-current liabilities	(57,409)
Noncontrolling interests	(99,648)
Purchase price, net of cash acquired of $91.2 million	$2,075,006

Preliminarily, $241.7 million of the goodwill was assigned to the Feed Ingredients segment, $385.8 million to the Food Ingredients segment and $110.7 million to the Fuel Ingredients segment. Of the VION Acquisition goodwill, approximately 33% is expected to be deductible for tax purposes.  Identifiable intangibles include trademarks and trade names with indefinite lives of approximately $32.0 million and definite lived intangible assets including routes of approximately $209.4 million with a weighted average useful life of 10 years, $225.6 million in permits with a weighted average useful life of 15 years and patents and other intangibles of approximately $14.4 million with a weighted average useful life of 10 years. The VION Acquisition is a taxable stock sale and as a result there were deferred taxes that were created. Due to the complexity of the VION Acquisition, the Company is still assessing the provisional amounts recorded for assets acquired and accrued liabilities assumed; thus, the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented above with a corresponding adjustment to goodwill and if material, retrospective adjustments to earnings would be required.

The Company also incurred selling and general administrative expenses as part of the Rothsay Acquisition and the VION Acquisition for consulting and legal expenses and integration expenses in the amount of approximately $22.2 million during the first nine months of fiscal 2014.

The amount of revenue and net income/loss from the VION Acquisition included in the Company’s consolidated statement of operations for the nine months ended September 27, 2014 were $1,532.3 million and a loss of approximately $7.7 million, respectively.

On October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay for approximately CAD$640.2 million (approximately USD$612.6 million at the exchange rate of CAD$1.00:USD$0.9569) comprised of cash of CAD$644.5 million less a contingent receivable of approximately CAD$4.3 million due to overpayment for working capital, which was returned by MFI in the first quarter of fiscal 2014. The cash portion of the Rothsay Acquisition was funded through a combination of borrowings under Darling's senior secured revolving credit facility and term loan facility. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec, Canada. The Rothsay Acquisition not only adds significant scale by expanding the Company's geographic footprint into Canada, but also provides the Company with an opportunity for synergies by sharing best practices between Rothsay and the Company's existing operations and by improving efficiencies. The Company is still assessing the provisional amounts recorded for certain fixed assets acquired and thus, final determination of the value of assets acquired may result in retrospective adjustments to the asset values with a corresponding adjustment to goodwill and are not expected to be material.

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

	Three Months Ended	Nine Months Ended
	September 28, 2013	September 28, 2013
Net sales	$1,022,910	$3,097,009
Income from continuing operations	82,378	211,284
Net income	54,637	127,081
Earnings per share
Basic	$0.33	$0.77
Diluted	$0.33	$0.77

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

(4)	Inventories

A summary of inventories follows (in thousands):

	September 27, 2014	December 28, 2013
Finished product	$282,370	$57,681
Work in process	87,693	—
Supplies and other	50,019	7,452
	$420,082	$65,133

Following the VION Acquisition, the Company began to carry larger amounts of inventories as compared to historical periods due to the VION Acquisition. Additionally, certain products acquired in the VION Acquisition, primarily in the gelatin and casing business traditionally have required longer processing periods to produce the end product and thus have greater available inventory than Darling's historical products require. The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

(5)	Investment in Unconsolidated Subsidiaries

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which is capable of processing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. On August 3, 2014, the facility shutdown as a result of a fire incident. The facility resumed operations on September 18, 2014. The DGD Joint Venture anticipates that the fire incident will be covered under its property and casualty insurance policies and the financial exposure is limited to the deductible. The DGD Joint Venture does not expect to file a business interruption claim.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

		Three Months Ended		Three Months Ended
As of December 31, 2013		September 30, 2014		September 30, 2013
Total Assets	Members' Equity	Revenues	Net Loss	Revenues	Net Income

$488,435	$230,228	$80,206	$(2,962)	$96,475	$23,907

		Nine Months Ended		Nine Months Ended
As of September 30, 2014		September 30,2014		September 30, 2013
Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income

$481,954	$239,573	$347,926	$9,344	$96,517	$17,593

As of September 27, 2014 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $119.8 million on the consolidated balance sheet and has recorded approximately $4.7 million of income and $8.8 million of income in the unconsolidated subsidiary for the nine months ended September 27, 2014 and September 28, 2013, respectively.

(6)	Debt

Debt consists of the following (in thousands):

	September 27, 2014	December 28, 2013
Amended Credit Agreement and Former Credit Agreement:
Revolving Credit Facility ($43.2 million denominated in CAD)	$178,204	$286,676
Term Loan A ($131.6 million denominated in CAD)	326,636	340,030
Term Loan B ($647.7 million denominated in Euro)	1,246,234	—
5.375% Senior Notes due 2022	500,000	—
8.5% Senior Notes due 2018	—	250,000
Other Notes and Obligations	32,153	10,129
	2,283,227	886,835
Less Current Maturities	60,197	19,888
	$2,223,030	$866,947

At September 27, 2014, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$146.3 million and CAD$48.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at September 27, 2014, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current capital lease obligation and long-term capital lease obligation in Canadian dollars was approximately CAD$2.9 million and CAD$5.7 million, respectively.

At September 27, 2014, the Company had outstanding debt under a term loan facility denominated in euros of €508.7 million. See below for discussion relating to the Company's debt agreements.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. ("Darling Canada") and Darling International NL Holdings B.V. ("Darling NL") entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the "Former Credit Agreement"), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the "Senior Secured Credit Facilities"). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed by Darling Canada in Canadian dollars and to be borrowed by Darling NL, Darling Ingredients International Holding B.V. ("Darling BV") and CTH Germany GmbH ("CTH") in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender. On January 6, 2014, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. The proceeds of the term loan B facility and a portion of the revolving loan facility were used by Darling to pay a portion of the consideration for the VION Acquisition. The revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

As of September 27, 2014, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of September 27, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and

December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

At September 27, 2014, the Company had $195.0 million outstanding under the term loan A facility at LIBOR plus a margin of 2.5% per annum for a total of 2.75% per annum and had $135.0 million outstanding under the revolver at LIBOR plus a margin of 2.5% per annum for a total of 2.6875% per annum. The Company had $598.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.5% per annum for a total of 3.25% per annum. The Company had CAD$146.3 million outstanding under the term loan A facility at CDOR plus a margin of 2.5% per annum for a total of 3.873% per annum and had CAD$48.0 million outstanding under the revolver at CDOR plus a margin of 2.5% per annum for a total of 3.85% per annum. The Company had €508.7 million outstanding under the term loan B facility at LIBOR plus a margin of 2.75% per annum for a total of 3.5% per annum. As of September 27, 2014, the Company had revolver availability of $786.9 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $34.9 million. In addition, the Company has capitalized approximately $36.2 million of deferred loan costs during the first nine months of fiscal year 2014.

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

Pursuant to the Second Amended and Restated Security Agreement, dated as of January 6, 2014 (the "Security Agreement"), by and among Darling, its domestic subsidiaries signatory thereto and any other domestic subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent, the Senior Secured Credit Facilities are secured, subject to certain carveouts and exceptions, by a first priority lien on substantially all of the assets of Darling and such domestic subsidiaries. The obligations of Darling Canada, Darling NL, Darling BV, CTH and any other foreign borrower under the Senior Secured Credit Facilities are also secured by a first priority lien on certain assets of certain of Darling’s foreign subsidiaries organized in Canada, Belgium, Germany, the Netherlands and Brazil, subject to certain carveouts and exceptions.

Pursuant to the Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014 (the "Guaranty Agreement"), (a) the obligations of Darling under the Senior Secured Credit Facilities are guaranteed by certain of Darling’s wholly-owned domestic subsidiaries and (b) the obligations of Darling Canada, Darling NL, Darling BV, CTH and any other foreign borrower under the Senior Secured Credit Facilities are guaranteed by Darling and certain of its domestic and foreign wholly-owned subsidiaries, in each case subject to certain carveouts and exceptions (collectively, the "Credit Agreement Guarantors").

Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement (the “Original Purchase Agreement”) with the initial purchasers party thereto (the "Initial Purchasers"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the "5.375% Private Notes"). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Private Notes and certain additional amounts deposited into an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc. ("Craig Protein"), Darling AWS LLC, Darling National LLC ("Darling National"), Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC ("Griffin"), Terra Holding Company and TRS (such subsidiaries and together with any other Darling subsidiaries that guarantee the 5.375% Notes, the "Notes Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Private Notes and the Indenture and the Notes Guarantors guaranteed the 5.375% Private Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Private Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Notes Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Closing Date, the proceeds from the offering of the 5.375% Private Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Private Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Private Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 discussed below.

Darling used the remaining proceeds of the 5.375% Private Notes to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes.

The Purchase Agreement contains customary representations, warranties and agreements by Darling and the Notes Guarantors. In addition, Darling and the Notes Guarantors have agreed to indemnify the Initial Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"), or to contribute to payments the Initial Purchasers may be required to make because of any of those liabilities.

In connection with the assumption of the 5.375% Private Notes by Darling and the guarantee of the 5.375% Private Notes by the Notes Guarantors, on the Notes Closing Date, Darling and the Notes Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the "Registration Rights Agreement"). In satisfaction of Darling’s obligations under the Registration Rights Agreement, Darling and the Notes Guarantors completed a registered exchange offer for the 5.375% Private Notes under the Securities Act during the third quarter of 2014. The terms of the notes issued in exchange for the 5.375% Private Notes and guaranteed by the Notes Guarantors (the “5.375% Public Notes” and together with the 5.375% Private Notes, the “5.375% Notes") are substantially identical in all material respects to the 5.375% Private Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the 5.375% Private Notes do not apply to the 5.375% Public Notes.

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make mandatory redemption or sinking fund payments on the 5.375% Notes

The 5.375% Notes are currently guaranteed on an unsecured senior basis by the Notes Guarantors, which constitute all of Darling’s existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling’s foreign subsidiaries). Under the Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

The 5.375% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the Notes Guarantors, including debt that is secured by the collateral for the Amended Credit Agreement. The 5.375% Notes and the guarantees thereof will be effectively junior to existing and future debt of Darling and the Notes Guarantors that is secured by assets that do not constitute collateral for the Amended Credit Agreement, to the extent of the value of the assets securing such debt. The 5.375% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

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

The Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling’s capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling’s assets.

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

The Amended Credit Agreement, the 5.375% Notes and the 8.5% Notes consisted of the following elements at September 27, 2014 and December 28, 2013, respectively (in thousands):

	September 27, 2014	December 28, 2013
Senior Notes:
5.375% Senior Notes due 2022	$500,000	$—
8.5% Senior Notes due 2018	$—	$250,000
Amended Credit Agreement:
Term Loan A	$326,636	$340,030
Term Loan B	$1,246,234	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$1,000,000
Borrowings outstanding	178,204	286,676
Letters of credit issued	34,871	32,662
Availability	$786,925	$680,662

The Company's financial covenants under the Amended Credit Agreement are first effective for fiscal quarter ending June 28, 2014, which is the first full fiscal quarter after January 6, 2014. As of September 27, 2014, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement and the Indenture.

(7)	Income Taxes

The Company has provided income taxes for the nine month periods ended September 27, 2014 and September 28, 2013, based on its estimate of the effective tax rate for the entire 2014 and 2013 fiscal years. For fiscal 2014, the Company’s effective tax rate is significantly affected by the VION Acquisition including non-deductible acquisition costs, Subpart F income and entities that are subject to income tax at various tax rates in their countries of operation that differ from the U.S. statutory tax rate.

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s net deferred tax liability increased by approximately $305.2 million in the nine month period ended September 27, 2014 principally due to deferred tax liabilities acquired in the stock acquisition resulting in carryover tax basis in the VION Acquisition including the accumulated earnings of certain foreign joint ventures. The Company expects to indefinitely reinvest the earnings of its foreign subsidiaries outside of the United States and has generally not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. The Company’s uncertain tax positions increased by $5.7 million during the nine month period ended September 27, 2014 primarily related to the recording of positions from the VION Acquisition in purchase accounting. At September 27, 2014, the Company had $4.4 million of gross unrecognized tax benefits and $1.9 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.0 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and nine months months ended September 27, 2014 and September 28, 2013 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Defined benefit pension plans
Amortization of prior service cost	$4	$15	$(2)	$(6)	$2	$9
Amortization of actuarial loss	520	1,300	(201)	(503)	319	797
Total defined benefit pension plans	524	1,315	(203)	(509)	321	806
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(70)	95	27	(37)	(43)	58
Gain/(loss) activity recognized in other comprehensive income (loss)	5	(14)	(2)	5	3	(9)
Total natural gas swap derivatives	(65)	81	25	(32)	(40)	49
Corn option derivatives
Loss/(gain) reclassified to net income	(1,212)	(2,155)	470	835	(742)	(1,320)
Gain/(loss) activity recognized in other comprehensive income (loss)	2,538	2,676	(985)	(1,031)	1,553	1,645
Total corn option derivatives	1,326	521	(515)	(196)	811	325

Foreign currency translation	(71,231)	—	—	—	(71,231)	—

Other comprehensive income (loss)	$(69,446)	$1,917	$(693)	$(737)	$(70,139)	$1,180

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Defined benefit pension plans
Amortization of prior service cost	$12	$45	$(6)	$(18)	$6	$27
Amortization of actuarial loss	1,559	3,900	(603)	(1,511)	956	2,389
Total defined benefit pension plans	1,571	3,945	(609)	(1,529)	962	2,416
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(427)	(92)	166	35	(261)	(57)
Gain/(loss) activity recognized in other comprehensive income (loss)	160	73	(63)	(28)	97	45
Total natural gas swap derivatives	(267)	(19)	103	7	(164)	(12)
Corn option derivatives
Loss/(gain) reclassified to net income	(2,536)	(3,063)	983	1,187	(1,553)	(1,876)
Gain/(loss) activity recognized in other comprehensive income (loss)	2,265	5,717	(878)	(2,209)	1,387	3,508
Total corn option derivatives	(271)	2,654	105	(1,022)	(166)	1,632

Foreign currency translation	(57,547)	—	—	—	(57,547)	—

Other Comprehensive income (loss)	$(56,514)	$6,580	$(401)	$(2,544)	$(56,915)	$4,036

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months months ended September 27, 2014 and September 28, 2013 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$70	$(95)	$427	$92	Cost of sales and operating expenses
Corn option derivatives	1,212	2,155	2,536	3,063	Cost of sales and operating expenses
	1,282	2,060	2,963	3,155	Total before tax
	(497)	(798)	(1,150)	(1,222)	Income taxes
	785	1,262	1,813	1,933	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(4)	$(15)	$(12)	$(45)	(a)
Amortization of actuarial loss	(520)	(1,300)	(1,559)	(3,900)	(a)
	(524)	(1,315)	(1,571)	(3,945)	Total before tax
	203	509	609	1,529	Income taxes
	(321)	(806)	(962)	(2,416)	Net of tax
Total reclassifications	$464	$456	$851	$(483)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of September 27, 2014 as follows (in thousands):

	Nine Months Ended September 27, 2014
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 28, 2013, net of tax	$(14,502)	$1,448	$(16,369)	$(29,423)
Other comprehensive gain before reclassifications	(57,547)	1,483	—	(56,064)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,813)	962	(851)
Net current-period other comprehensive income	(57,547)	(330)	962	(56,915)
Accumulated Other Comprehensive Income (loss) September 27, 2014, net of tax	(72,049)	$1,118	$(15,407)	$(86,338)

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

As a result of the Rothsay Acquisition, certain employees of MFI became employees of the Company. Pursuant to the terms of the Acquisition Agreement between MFI and Darling dated August 23, 2013, the pension benefits of these employees in respect to service prior to October 28, 2013 remain the responsibility of MFI. Benefits and rights accruing to these employees on and after October 28, 2013 (including earning increases on benefits accrued for non-Quebec employees prior to October 28, 2013) are the responsibility of the Company. The three plans created with an initial date of October 28, 2013 are the Darling International Canada Inc. Pension Plan for Eligible Salaried and Hourly Non-Union Employees; the Darling International Canada Inc. Pension Plan for Eligible Unionized Employees; and the Darling Supplemental Employees Retirement Plan.

Additionally, as a result of the VION Acquisition, employees of VION Ingredients became employees of Darling Ingredients International. Pursuant to the terms of the Sale and Purchase Agreement dated October 3, 2013, as amended, between Darling and VION, Darling assumed approximately $31.3 million of pension and postretirement benefit plan obligations.

Net pension cost for the three and nine months months ended September 27, 2014 and September 28, 2013 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$1,418	$77	$4,316	$230
Interest cost	3,275	1,318	9,934	3,954
Expected return on plan assets	(3,563)	(1,819)	(10,782)	(5,457)
Amortization of prior service cost	4	15	12	45
Amortization of net loss	520	1,300	1,559	3,900
Net pension cost	$1,654	$891	$5,039	$2,672

	Other Post Retirement Benefits		Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$43	$—	$131	$—
Interest cost	20	—	62	—
Net pension cost	$63	$—	$193	$—

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 27, 2014, the Company expects to contribute approximately $6.1 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 27, 2014 and September 28, 2013 of approximately $4.7 million and $4.0 million, respectively.

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

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of September 27, 2014, the Company has an accrued liability of approximately $0.8 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

The Society of Actuaries has proposed a change in mortality assumptions to reflect increased life expectancy and the corresponding decrease in mortality rates.  If adopted, this change will have an impact on the Company’s defined benefit pension plans, as the mortality assumptions are used as the basis for stating the pension obligation in the consolidated financial statements, determining funding requirements, and making minimum lump-sum payment calculations.  The Company, with the assistance of its consulting actuaries, is still evaluating the impact of the mortality table changes and the potential impact on the consolidated financial statements cannot be determined at this point.

(10)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At September 27, 2014, the Company had corn option contracts and natural gas contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn options contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2013 and the first nine months of fiscal 2014, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the fourth quarter of fiscal 2014. As of September 27, 2014, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2013 and the first nine months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of September 27, 2014, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of September 27, 2014, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	10,322	Euro	3,350
Brazilian real	27,990	U.S. dollar	12,000
Euro	267,227	U.S. dollar	351,244
Euro	8,472	Polish zloty	35,698
Euro	4,046	Japanese yen	556,946
Euro	30,466	Chinese renminbi	242,054
Euro	7,495	Australian dollar	10,450
Euro	3,079	British pound	2,448

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at September 27, 2014 into earnings over the next 12 months will be approximately $1.8 million. As of September 27, 2014, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of September 27, 2014 and December 28, 2013 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	September 27, 2014	December 28, 2013
Corn options	Other current assets	$1,912	$2,349
Natural gas swaps	Other current assets	—	120

Total asset derivatives designated as hedges		$1,912	$2,469

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$11,879	$27,516
Heating oil swaps and options	Other current assets	—	43
Corn options	Other current assets	19	—

Total asset derivatives not designated as hedges		$11,898	$27,559

Total asset derivatives		$13,810	$30,028

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	September 27, 2014	December 28, 2013
Corn options and futures	Accrued expenses	$—	$1
Natural gas swaps	Accrued expenses	51	—

Total liability derivatives designated as hedges		$51	$1

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$1,995	$—
Heating oil swaps and options	Accrued expenses	142	2

Total liability derivatives not designated as hedges		$2,137	$2

Total liability derivatives		$2,188	$3

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended September 27, 2014 and September 28, 2013 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013
Corn options	$2,538	$2,676	$1,212	$2,155	$22	$215
Natural gas swaps	5	(14)	70	(95)	4	1

Total	$2,543	$2,662	$1,282	$2,060	$26	$216

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/ (loss) of approximately $2.5 million and approximately $2.7 million recorded net of taxes of approximately $1.0 million and $1.0 million as of September 27, 2014 and September 28, 2013, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended September 27, 2014 and September 28, 2013 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013
Corn options	$2,265	$5,717	$2,536	$3,063	$753	$249
Natural gas swaps	160	73	427	92	(1)	8

Total	$2,425	$5,790	$2,963	$3,155	$752	$257

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/ (loss) of approximately $2.4 million and approximately $5.8 million recorded net of taxes of approximately less than $0.9 million and $2.2 million as of September 27, 2014 and September 28, 2013, respectively.

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

At September 27, 2014, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 27, 2014 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 27, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,810	$—	$13,810	$—
Total Assets	$13,810	$—	$13,810	$—

Liabilities:
Derivative instruments	$2,188	$—	$2,188	$—
Senior notes	503,750	—	503,750	—
Term loan A	326,636	—	326,636	—
Term loan B	1,242,991	—	1,242,991	—
Revolver debt	175,531	—	175,531	—
Total Liabilities	$2,251,096	$—	$2,251,096	$—

Derivative assets consist of the Company’s heating oil swap contracts, soybean option contracts, corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 (Derivatives) for breakdown by instrument type.

Derivative liabilities consist of the Company’s corn option contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 (Derivatives) for breakdown by instrument type.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At September 27, 2014 and December 28, 2013, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $55.3 million and $35.5 million, respectively.  The Company has insurance recovery receivables of approximately $8.8 million as of September 27, 2014 and December 28, 2013, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency ("EPA") that the Company (as successor-in-interest to Standard

Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a potentially responsible party is based upon the operation of a former plant site located in Newark, New Jersey by Standard Tallow Company, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2014
Net Sales	$583,408	$301,398	$70,994	$—	$955,800
Cost of sales and operating expenses	446,495	226,604	52,041	30	725,170
Gross Margin	136,913	74,794	18,953	(30)	230,630

Selling, general and administrative expense	52,943	42,244	7,259	8,757	111,203
Acquisition costs	—	—	—	2,191	2,191
Depreciation and amortization	37,720	18,503	8,780	2,308	67,311
Segment operating income/ (loss)	46,250	14,047	2,914	(13,286)	49,925

Equity in net income of unconsolidated subsidiaries	426	—	(1,481)	—	(1,055)
Segment income	46,676	14,047	1,433	(13,286)	48,870

Total other expense					(21,780)
Income before income taxes					$27,090

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2013
Net Sales	$423,661	$—	$2,125	$—	$425,786
Cost of sales and operating expenses	308,326	—	1,672	91	310,089
Gross Margin	115,335	—	453	(91)	115,697

Selling, general and administrative expense	35,178	—	60	7,350	42,588
Acquisition costs	—	—	—	8,326	8,326
Depreciation and amortization	21,324	—	34	1,773	23,131
Segment operating income/ (loss)	58,833	—	359	(17,540)	41,652

Equity in net income of unconsolidated subsidiaries	—	—	11,953	—	11,953
Segment income	58,833	—	12,312	(17,540)	53,605

Total other expense					(8,581)
Income before income taxes					$45,024

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2014
Net Sales	$1,753,095	$926,222	$214,877	$—	$2,894,194
Cost of sales and operating expenses	1,315,692	738,752	163,671	—	2,218,115
Gross Margin	437,403	187,470	51,206	—	676,079

Selling, general and administrative expense	163,110	118,681	18,392	28,268	328,451
Acquisition costs	—	—	—	22,304	22,304
Depreciation and amortization	116,145	55,572	21,976	6,785	200,478
Segment operating income/ (loss)	158,148	13,217	10,838	(57,357)	124,846

Equity in net income of unconsolidated subsidiaries	1,390	—	4,672	—	6,062
Segment income	159,538	13,217	15,510	(57,357)	130,908

Total other expense					(123,036)
Income/ (loss) before income taxes					$7,872

Segment assets at September 27, 2014	$2,754,492	$1,798,152	$661,417	$163,795	$5,377,856

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2013
Net Sales	$1,288,809	$—	$5,992	$—	$1,294,801
Cost of sales and operating expenses	937,985	—	4,712	—	942,697
Gross Margin	350,824	—	1,280	—	352,104

Selling, general and administrative expense	102,372	—	251	22,220	124,843
Acquisition costs	—	—	—	9,157	9,157
Depreciation and amortization	63,497	—	96	3,481	67,074
Segment operating income/ (loss)	184,955	—	933	(34,858)	151,030

Equity in net income of unconsolidated subsidiaries	—	—	8,796	—	8,796
Segment income	184,955	—	9,729	(34,858)	159,826

Total other expense					(19,226)
Income before income taxes					$140,600

Segment assets at December 28, 2013	$1,986,564	$—	$179,722	$1,077,847	$3,244,133

(14)	Related Party Transactions

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

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 27, 2014 and September 28, 2013, the Company has recorded sales to the DGD Joint Venture of approximately $29.0 million and $34.2 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, the Company has recorded sales to the DGD Joint Venture of approximately $112.6 million and $44.4 million, respectively. At September 27, 2014 and December 28, 2013, the Company has $0.2 million and $14.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.8 million of additional sales for the nine months ended September 27, 2014 to defer the Company's portion of profit of approximately $1.3 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at September 27, 2014.

(15)    New Accounting Pronouncements

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

(16)     Guarantor Financial Information

The Company's 5.375% Notes (see Note 6) are guaranteed on an unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidaries that are Credit Agreement Guarantors (other than Darling's foreign subsidaries): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. The Notes Guarantors fully and unconditionally guaranteed the 5.375% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the "Issuer" of the 5.375% Notes, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 27, 2014 and December 28, 2013, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and nine months ended September 27, 2014 and September 28, 2013.

Condensed Consolidating Balance Sheet
As of September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$74,454	$21,080	$97,893	$—	$193,427
Restricted cash	103	—	243	—	346
Accounts receivable	31,753	574,959	310,962	(493,945)	423,729
Inventories	23,555	97,535	298,992	—	420,082
Income taxes refundable	19,580	—	2,499	—	22,079
Prepaid expenses	13,883	2,636	29,951	—	46,470
Other current assets	3,058	21	214,455	(195,951)	21,583
Deferred income taxes	13,091	—	2,562	—	15,653
Total current assets	179,477	696,231	957,557	(689,896)	1,143,369
Investment in subsidiaries	3,729,936	1,082,295	837,605	(5,649,836)	—
Property, plant and equipment, net	203,862	412,524	1,021,740	—	1,638,126
Intangible assets, net	21,099	318,844	639,838	—	979,781
Goodwill	21,860	594,349	777,080	—	1,393,289
Investment in unconsolidated subsidiaries	—	—	144,503	—	144,503
Other assets	56,400	575,397	569,380	(1,129,007)	72,170
Deferred taxes	—	—	6,618	—	6,618
	$4,212,634	$3,679,640	$4,954,321	$(7,468,739)	$5,377,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,017	$77	$236,054	$(195,951)	$60,197
Accounts payable	490,708	16,565	120,968	(457,839)	170,402
Income taxes payable	—	—	10,312	—	10,312
Accrued expenses	85,206	25,807	228,474	(36,108)	303,379
Total current liabilities	$595,931	$42,449	$595,808	$(689,898)	$544,290
Long-term debt, net of current portion	1,408,556	—	1,943,481	(1,129,007)	2,223,030
Other noncurrent liabilities	31,477	4,676	54,005	—	90,158
Deferred income taxes	133,396	—	315,552	—	448,948
Total liabilities	2,169,360	47,125	2,908,846	(1,818,905)	3,306,426
Total stockholders’ equity	2,043,274	3,632,515	2,045,475	(5,649,834)	2,071,430
	$4,212,634	$3,679,640	$4,954,321	$(7,468,739)	$5,377,856

Condensed Consolidating Balance Sheet
As of December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$857,267	$6,117	$7,473	$—	$870,857
Restricted cash	102	—	252	—	354
Accounts receivable	41,464	484,091	16,092	(428,803)	112,844
Inventories	20,799	36,314	8,020	—	65,133
Income taxes refundable	14,397	—	115	—	14,512
Prepaid expenses	9,347	3,794	1,082	—	14,223
Other current assets	31,248	15	1,027	—	32,290
Deferred income taxes	15,107	—	2,182	—	17,289
Total current assets	989,731	530,331	36,243	(428,803)	1,127,502
Investment in subsidiaries	2,140,869	63,116	—	(2,203,985)	—
Property, plant and equipment, net	172,533	356,772	137,268	—	666,573
Intangible assets, net	15,896	340,611	232,157	—	588,664
Goodwill	21,860	424,244	255,533	—	701,637
Investment in unconsolidated subsidiary	—	—	115,114	—	115,114
Other assets	40,588	373,699	1,352	(370,996)	44,643
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10,000	$87	$9,801	$—	$19,888
Accounts payable	425,117	21,236	22,939	(425,550)	43,742
Accrued expenses	85,165	20,178	11,084	(3,253)	113,174
Total current liabilities	520,282	41,501	43,824	(428,803)	176,804
Long-term debt, net of current portion	680,000	55	557,888	(370,996)	866,947
Other noncurrent liabilities	36,381	—	4,290	—	40,671
Deferred income taxes	123,862	—	14,897	—	138,759
Total liabilities	1,360,525	41,556	620,899	(799,799)	1,223,181
Total stockholders’ equity	2,020,952	2,047,217	156,768	(2,203,985)	2,020,952
	$3,381,477	$2,088,773	$777,667	$(3,003,784)	$3,244,133

Condensed Consolidating Statements of Operations
For the three months ended September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$112,742	$393,005	$511,766	$(61,713)	$955,800
Cost and expenses:
Cost of sales and operating expenses	81,985	323,056	381,842	(61,713)	725,170
Selling, general and administrative expenses	32,520	13,945	64,738	—	111,203
Acquisition and integration costs	1,291	—	900	—	2,191
Depreciation and amortization	7,303	19,693	40,315	—	67,311
Total costs and expenses	123,099	356,694	487,795	(61,713)	905,875
Operating income	(10,357)	36,311	23,971	—	49,925

Interest expense	(15,603)	5,104	(14,675)	(181)	(25,355)
Foreign currency gains/ (losses)	(28)	(501)	2,051	—	1,522
Other, net	301	447	1,124	181	2,053
Equity in net income of unconsolidated subsidiaries	—	—	(1,055)	—	(1,055)
Earnings in investments in subsidiaries	10,216	—	—	(10,216)	—
Income/ (loss) before taxes	(15,471)	41,361	11,416	(10,216)	27,090
Income taxes (benefit)	(29,789)	40,290	635	—	11,136
Net income/ (loss) attributable to noncontrolling interests	—	—	(1,636)	—	(1,636)
Net income/ (loss) attributable to Darling	$14,318	$1,071	$9,145	$(10,216)	$14,318

Condensed Consolidating Statements of Operations
For the nine months ended September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$403,829	$1,178,435	$1,530,003	$(218,073)	$2,894,194
Cost and expenses:
Cost of sales and operating expenses	291,982	951,648	1,192,558	(218,073)	2,218,115
Selling, general and administrative expenses	104,980	42,713	180,758	—	328,451
Acquisition and integration costs	18,298	—	4,006	—	22,304
Depreciation and amortization	22,451	58,216	119,811	—	200,478
Total costs and expenses	437,711	1,052,577	1,497,133	(218,073)	2,769,348
Operating income	(33,882)	125,858	32,870	—	124,846

Interest expense	(81,338)	15,659	(44,923)	(181)	(110,783)
Foreign currency gains/ (losses)	(12,256)	(265)	240	—	(12,281)
Other, net	(2,418)	(123)	2,388	181	28
Equity in net income of unconsolidated subsidiaries	—	—	6,062	—	6,062
Earnings in investments in subsidiaries	79,265	—	—	(79,265)	—
Income/ (loss) before taxes	(50,629)	141,129	(3,363)	(79,265)	7,872
Income taxes (benefit)	(44,901)	54,758	(1,508)	—	8,349
Net income/ (loss) attributable to noncontrolling interests	—	—	(5,251)	—	(5,251)
Net income/ (loss) attributable to Darling	$(5,728)	$86,371	$(7,106)	$(79,265)	$(5,728)

Condensed Consolidating Statements of Operations
For the three months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$182,331	$309,529	$2,293	$(68,367)	$425,786
Cost and expenses:
Cost of sales and operating expenses	140,213	235,902	2,341	(68,367)	310,089
Selling, general and administrative expenses	23,142	19,438	8	—	42,588
Acquisition costs	8,326	—	—	—	8,326
Depreciation and amortization	6,035	17,091	5	—	23,131
Total costs and expenses	177,716	272,431	2,354	(68,367)	384,134
Operating income	4,615	37,098	(61)	—	41,652

Interest expense	(5,309)	(4)	—	—	(5,313)
Other, net	(3,023)	(239)	(6)	—	(3,268)
Equity in net loss of unconsolidated subsidiaries	—	—	11,953	—	11,953
Earnings in investments in subsidiaries	29,939	—	—	(29,939)	—
Income/ (loss) before taxes	26,222	36,855	11,886	(29,939)	45,024
Income taxes	(1,429)	14,227	4,575	—	17,373
Net income/ (loss)	$27,651	$22,628	$7,311	$(29,939)	$27,651

Condensed Consolidating Statements of Operations
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$503,595	$938,629	$8,188	$(155,611)	$1,294,801
Cost and expenses:
Cost of sales and operating expenses	388,463	701,804	8,041	(155,611)	942,697
Selling, general and administrative expenses	66,984	57,798	61	—	124,843
Acquisition costs	9,157	—	—	—	9,157
Depreciation and amortization	17,990	49,067	17	—	67,074
Total costs and expenses	482,594	808,669	8,119	(155,611)	1,143,771
Operating income	21,001	129,960	69	—	151,030

Interest expense	(16,596)	(11)	—	—	(16,607)
Other, net	(2,697)	108	(30)	—	(2,619)
Equity in net loss of unconsolidated subsidiaries	—	—	8,796	—	8,796
Earnings in investments in subsidiaries	85,424	—	—	(85,424)	—
Income/ (loss) before taxes	87,132	130,057	8,835	(85,424)	140,600
Income taxes	658	50,067	3,401	—	54,126
Net income/ (loss)	$86,474	$79,990	$5,434	$(85,424)	$86,474

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the three months ended September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$15,954	$1,071	$9,145	$(10,216)	$15,954
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	(71,231)	—	(71,231)
Pension adjustments	321	—	—	—	321
Natural gas swap derivative adjustments	(40)	—	—	—	(40)
Corn option derivative adjustments	811	—	—	—	811
Total other comprehensive income, net of tax	1,092	—	(71,231)	—	(70,139)
Total comprehensive income/ (loss)	$17,046	$1,071	$(62,086)	$(10,216)	$(54,185)

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the nine months ended September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$(477)	$86,371	$(7,106)	$(79,265)	$(477)
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	(57,547)	—	(57,547)
Pension adjustments	962	—	—	—	962
Natural gas swap derivative adjustments	(164)	—	—	—	(164)
Corn option derivative adjustments	(166)	—	—	—	(166)
Total other comprehensive income, net of tax	632	—	(57,547)	—	(56,915)
Total comprehensive income/ (loss)	$155	$86,371	$(64,653)	$(79,265)	$(57,392)

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the three months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$27,651	$22,628	$7,311	$(29,939)	$27,651
Other comprehensive income/ (loss), net of tax:
Pension adjustments	806	—	—	—	806
Natural gas swap derivative adjustments	49	—	—	—	49
Corn option derivative adjustments	325	—	—	—	325
Total other comprehensive income, net of tax	1,180	—	—	—	1,180
Total comprehensive income/ (loss)	$28,831	$22,628	$7,311	$(29,939)	$28,831

Condensed Consolidating Statements of Comprehensive Income/ (Loss)
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$86,474	$79,990	$5,434	$(85,424)	$86,474
Other comprehensive income/ (loss), net of tax:
Pension adjustments	2,416	—	—	—	2,416
Natural gas swap derivative adjustments	(12)	—	—	—	(12)
Corn option derivative adjustments	1,632	—	—	—	1,632
Total other comprehensive income, net of tax	4,036	—	—	—	4,036
Total comprehensive income/ (loss)	$90,510	$79,990	$5,434	$(85,424)	$90,510

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 27, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/ (loss)	$(477)	$86,371	$(7,106)	$(79,265)	$(477)
Earnings in investments in subsidiaries	(79,265)	—	—	79,265	—
Other operating cash flows	123,484	(11,109)	67,399	—	179,774
Net cash provided by operating activities	43,742	75,262	60,293	—	179,297

Cash flows from investing activities:
Capital expenditures	(29,915)	(60,391)	(63,678)	—	(153,984)
Acquisitions	—	(645)	(2,075,006)	—	(2,075,651)
Investment in subsidiaries and affiliates	(1,483,007)	(1,428,542)	(440,615)	3,352,164	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,421	602	787	—	2,810
Proceeds from insurance settlements	1,350	200	—	—	1,550
Payments related to routes and other intangibles	(8,210)	—	—	—	(8,210)
Net cash used in investing activities	(1,518,361)	(1,692,850)	(2,374,438)	3,352,164	(2,233,485)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	736,917	—	1,836,917
Payments on long-term debt	(256,500)	(65)	(54,208)	—	(310,773)
Borrowings from revolving facilities	122,445	—	47,698	—	170,143
Payments on revolving facilities	(227,445)	—	(49,809)	—	(277,254)
Net cash overdraft financing	—	—	933	—	933
Deferred loan costs	(41,748)	—	(3,475)	—	(45,223)
Issuances of common stock	417	—	—	—	417
Contributions from parent	—	1,632,616	1,719,548	(3,352,164)	—
Minimum withholding taxes paid on stock awards	(6,814)	—	—	—	(6,814)
Excess tax benefits from stock-based compensation	1,451	—	—	—	1,451
Net cash used in financing activities	691,806	1,632,551	2,397,604	(3,352,164)	1,369,797

Effect of exchange rate changes on cash and cash equivalents	—	—	6,961	—	6,961

Net increase/ (decrease) in cash and cash equivalents	(782,813)	14,963	90,420	—	(677,430)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$74,454	$21,080	$97,893	$—	$193,427

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$86,474	$79,990	$5,434	$(85,424)	$86,474
Earnings in investments in subsidiaries	(85,424)	—	—	85,424	—
Other operating cash flows	115,200	(27,764)	(5,205)	—	82,231
Net cash provided by operating activities	116,250	52,226	229	—	168,705

Cash flows from investing activities:
Capital expenditures	(31,572)	(54,147)	—	—	(85,719)
Acquisitions	—	(121,440)	—	—	(121,440)
Investment in subsidiaries and affiliates	(166,425)	—	(44,959)	166,425	(44,959)
Gross proceeds from sale of property, plant and equipment and other assets	897	769	—	—	1,666
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(2,374)	—	—	—	(2,374)
Net cash used in investing activities	(197,943)	(174,368)	(44,959)	166,425	(250,845)

Cash flows from financing activities:
Payments on long-term debt	—	(62)	—	—	(62)
Deferred loan costs	(11,138)	—	—	—	(11,138)
Issuances of common stock	32	—	—	—	32
Contributions from parent	—	121,440	44,985	(166,425)	—
Minimum withholding taxes paid on stock awards	(2,649)	—	—	—	(2,649)
Excess tax benefits from stock-based compensation	719	—	—	—	719
Net cash used in financing activities	(13,036)	121,378	44,985	(166,425)	(13,098)

Net increase/ (decrease) in cash and cash equivalents	(94,729)	(764)	255	—	(95,238)
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$2,216	$4,813	$982	$—	$8,011

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 26, 2014 and in the Company's other public filings with the SEC. In addition, the Company acquired Rothsay in October 2013 and Darling International Ingredients in January 2014; and therefore, financial information for fiscal 2013 periods will not necessarily be comparable to financial information for the third quarter of fiscal 2014 or the nine months ended September 27, 2014, as set forth herein.

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

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), as described in Notes 1 and 3 to the Company’s Consolidated Financial Statements for the period ended September 27, 2014 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, as described in Notes 1 and 3 to the Company’s Consolidated Financial Statements for the period ended September 27, 2014 included herein, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). As a result of the VION Acquisition and the Rothsay Acquisition, the Company’s business is now conducted through a global network of 200 locations across five continents.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”) as described in Note 5 to the Company's Consolidated Financial Statement for the period ended September 27, 2014 included herein, to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 28, 2013.

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

Results of Operations

Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's third quarter 2014 results include thirteen weeks of operations from the VION Acquisition and the Rothsay Acquisition, as compared to no operations from the VION Acquisition and the Rothsay Acquisition in the third quarter of 2013. Net income attributable to Darling for the quarter ended September 27, 2014, was $14.3 million, or $0.09 per diluted share, from net income of $27.7 million, or $0.23 per diluted share, in the third quarter of 2013. The results for the third quarter of 2014 and 2013, respectively include the following after-tax costs:

Fiscal 2014

•	$1.4 million ($0.01 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the third quarter of fiscal 2014.

Fiscal 2013

•	$5.3 million ($0.04 per diluted share) associated mainly with the acquisition and integration of Rothsay and VION Ingredients during the third quarter of fiscal 2013.

Without the acquisition and integration costs, net income and diluted earnings per common share would have been $15.7 million and $0.10 per diluted share for the third quarter of 2014, respectively, as compared to $33.0 million and $0.28 per share for the third quarter of 2013, respectively. When comparing the third quarter of fiscal 2014 to the third quarter of fiscal 2013 this would of resulted in a $17.3 million decrease in net income and a 64% decrease in diluted earnings per common share.

Segment operating income for the third quarter of fiscal 2014 was $49.9 million, which reflects an increase of $8.3 million or 20% as compared to the third quarter of fiscal 2013. Including the Company’s share of net loss of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the third quarter of fiscal 2014 would have been $48.9 million or $4.7 million lower than the same period in 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at September 27, 2014.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA and Pro forma Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	September 27, 2014	September 28, 2013
Net income attributable to Darling	$14,318	$27,651
Depreciation and amortization	67,311	23,131
Interest expense	25,355	5,313
Income tax expense	11,136	17,373
Foreign currency gain	(1,522)	—
Other expense/ (income), net	(2,053)	3,268
Equity in net (income)/ loss of unconsolidated subsidiaries	1,055	(11,953)
Net income attributable to noncontrolling interests	1,636	—
Adjusted EBITDA	$117,236	$64,783

Acquisition and integration-related expenses	2,191	8,326
DGD Joint Venture Adjusted EBITDA (Darling's share) (1)	2,907	16,352

Pro forma Adjusted EBITDA	$122,334	$89,461

(1) Derived from the unaudited financial statements of the DGD Joint Venture.

For the third quarter of fiscal 2014, the Company generated Adjusted EBITDA of $117.2 million, as compared to $64.8 million in the same period in 2013. The increase was primarily attributable to the inclusion of the newly acquired businesses. On a Pro forma Adjusted EBITDA basis, the Company would have generated $122.3 million in the third quarter 2014, as compared to a Pro forma Adjusted EBITDA of $89.5 million in the same period in 2013. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired businesses that more than offset the decrease in earnings from the DGD Joint Venture and the reduction in acquisition and integration expenses.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Feed Ingredients operating income for the third quarter of fiscal 2014 was $46.3 million, a decrease of $12.5 million as compared to the third quarter of fiscal 2013. Lower earnings in the Feed Ingredients segment were driven by a significant decline in fat and used cooking oil finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production and the business interruption at DGD. The rapid resetting of ingredient prices was not fully absorbed during the quarter by the Company’s North American raw material procurement processing formulas due to the lag time in those agreements and the non-formula business, particularly in the used cooking oil collection division. Canada had a solid performance, China performed generally as expected, and Europe was moderately below expectations. On an adjusted sequential quarter basis, the Feed Ingredients segment operating income decreased by $28.2 million from $74.5 million in the second quarter to $46.3 million in the third quarter. The reduction in operating income on a sequential basis was primarily attributable to the United States operations and to a lesser extent, the European operations. Raw material volumes were essentially flat to the preceding quarter.

Food Ingredients operating income was $14.0 million for the third quarter of 2014. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the third quarter of 2013 to provide comparability. On an adjusted sequential quarter basis, the Food Ingredients operating income (exclusive of the non-cash inventory step-up) decreased from $14.7 million in the second quarter of fiscal 2014 to $14.0 million in the third quarter of fiscal 2014, a decrease of $0.7 million. The gelatin business had marginally lower earnings, which was principally related to softness in demand in China as a result of recent food safety and pharmaceutical scandals, increasing raw material prices and competition in South America, general economic slowdowns in China and Brazil, and unfavorable foreign exchange impacts caused by the strengthening U.S. dollar. The European edible fats business normalized from the second quarter; however, the Company's casings business weakened marginally over the second quarter principally as a result of a reduction in seasonal demand for casings.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the third quarter of fiscal 2014 was $2.9 million, an increase of $2.5 million as compared to third quarter of fiscal 2013. Including the DGD Joint Venture, the Fuel Ingredients segment income was $1.4 million, as compared to segment income of $12.3 million in the same period of 2013. The reduction of $10.9 million is primarily related to the blenders tax credit which applied during the third quarter of fiscal 2013, but which expired as of December 31, 2013 and therefore, no such credits were generated in the third quarter of fiscal 2014 and the shutdown of the facility as a result of the fire incident on August 3, 2014. Results for North America continue to be negatively impacted by lower RIN values, resulting from an uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation ("RVO") requirements for 2014 and uncertainty related to the possible extension of the blenders tax credit. On an adjusted sequential quarter basis, the Fuel Ingredients operating income inclusive of the DGD Joint Venture decreased by $5.5 million, which was principally related to an increase in segment operating expenses and a reduction in the equity in net income inclusion from the DGD Joint Venture principally resulting from the shutdown of the facility as result of the fire incident on August 3, 2014. The DGD Joint Venture resumed operations on September 18, 2014 and therefore, operated on 52% of the available production days in the third quarter 2014.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the third quarter of 2014, the raw material processed by the Company totaled 2.18 million metric tons. Of this amount, 1.66 million metric tons was in the Feed Ingredients segment, 259,000 metric tons was in the Food Ingredients segment, and 264,000 metric tons was in the Fuel Ingredients segment. On a sequential quarter basis, raw material processed volumes were flat globally, which consisted of a 0.68% decrease in the Feed Segment, a 2.83% decrease in the Food Segment, and a 8.36% increase in the Fuel Segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2014
Net Sales	$583,408	$301,398	$70,994	$—	$955,800
Cost of sales and operating expenses	446,495	226,604	52,041	30	725,170
Gross Margin	136,913	74,794	18,953	(30)	230,630

Gross Margin %	23.5%	24.8%	26.7%	—	24.1%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2013
Net Sales	$423,661	$—	$2,125	$—	$425,786
Cost of sales and operating expenses	308,326	—	1,672	91	310,089
Gross Margin	115,335	—	453	(91)	115,697

Gross Margin %	27.2%	—%	21.3%	—%	27.2%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the third quarter of fiscal 2014, the gross margin percentage was 24.1% as compared to 27.2% in the third quarter of fiscal 2013, or a decrease of 3.1 points (11.4%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and moderately lower margins in the Feed Ingredients segment.

In the Feed Ingredients segment for the third quarter of fiscal 2014, the gross margin percentage was 23.5% as compared to 27.2% for the third quarter of fiscal 2013, or a decrease of 3.7 points (13.6%). On an adjusted sequential basis exclusive of the non-cash inventory step-up, the Feed Ingredients segment gross margin percentage decreased by 4.8 points or 17%. Margins were moderately lower in both the United States and European operations, while the Canadian operations were essentially flat to the preceding quarter. With respect to the United States operations, the reduction was principally related to a rapid decline in average fat prices both on a year-over-year basis (19%) and a sequential quarter-over-quarter basis (14%) as reported by the Jacobsen Index, coupled with the traditional lag in the Company’s formulas for procuring raw materials. The decline in finished fat prices was attributable to overall lower feed ingredient prices for competing agriculture-based alternative ingredients as a result of the global record-setting grain production and soft global biofuels demand caused by both the shutdown incident at the DGD facility and extremely poor economics during the third quarter in the biofuels industry. The softness in biofuels demand resulted in more of our finished fat products going into alternative markets. Finally, the Company had several facilities within our United States operations that were adversely impacted by warm summer temperatures, which degrades the quality of our finished products. With respect to the European operations, the reduction was principally related to a decline in finished fat product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand with several major producers taking extended turnarounds during the quarter.

In the Food Ingredients segment for the third quarter of fiscal 2014, the gross margin percentage was 24.8% as compared to nil during the third quarter of fiscal 2013. On an adjusted sequential basis exclusive of the non-cash inventory step-up, the Food Ingredients segment gross margin percentage increased modestly by 1.5 points (6.4%). However, net sales were down $28 million on a sequential quarter basis, which resulted in a decline in gross margin dollars.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the third quarter of fiscal 2014, the gross margin percentage was 26.7% as compared to 21.3% for the third quarter of fiscal 2013, or an increase of 25.4%. On a sequential quarter basis, the gross margin percentage increased by 4.4 points (19.7%), but this increase was partially offset by lower net sales. The increase in gross margin is attributable to the inclusion of the European disposal rendering, green energy, and bio-phosphate operations. The Company’s biofuel operations in North America continue to be adversely impacted by regulatory uncertainty related to the RVO and the blender’s tax credit.

Foreign Currency

On a sequential quarter basis, the U.S. dollar strengthened against most of the other functional currencies used by the Company’s non-domestic operations. The impact on a translation basis was a reduction in segment operating income of $1.9 million, which was principally related to Euro-functional currency earnings.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.8 million during the third quarter of fiscal 2014, a $1.4 million increase from $7.4 million during the third quarter of fiscal 2013. The increase was primarily due to an increase in professional fees and corporate staff costs to support the new global business.

Acquisition Costs.  Acquisition and integration costs, mainly related to the VION Acquisition and the Rothsay Acquisition, were $2.2 million during the third quarter of fiscal 2014 as compared to $8.3 million of acquisition costs in the third quarter of fiscal 2013. The decrease is due to higher levels of due diligence costs in the prior year relative to integration costs in the current year.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.5 million to $2.3 million during the third quarter of fiscal 2014 as compared to $1.8 million during the third quarter of fiscal 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new enterprise resource planning ("ERP") system.

Interest Expense. Interest expense was $25.4 million during the third quarter of fiscal 2014 compared to $5.3 million during the third quarter of fiscal 2013, an increase of $20.1 million. The increase in interest expense is primarily due to the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition.

Foreign Currency Gains/(Losses).  Foreign currency gains were $1.5 million during the third quarter of fiscal 2014 as compared to zero for the third quarter of fiscal 2013.

Other Income/Expense. Other income was $2.1 million in the third quarter of fiscal 2014, compared to a loss of $3.3 million in the third quarter of fiscal 2013.  The decrease in other expense in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to insurance recovery amounts received in the current year from the Company's claim related to Hurricane Sandy that occurred in 2012 and a reduction in expense from the prior year, which included a charge pursuant to the terms of the purchase agreement relating to the Company's acquisition in 2010 of Griffin Industries, Inc. to reimburse the former shareholders of Griffin Industries, Inc. for state income tax liability incurred by such shareholders as a result of the Company's election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the loss of the DGD Joint Venture for the third quarter of fiscal 2014. In the third quarter of fiscal 2014 the net loss was $1.1 million compared to a net income of $12.0 million in the third quarter of fiscal 2013. The $13.1 million decrease in net income is mainly a direct result of a fire at the DGD Joint Venture that shut down operations for approximately half of the third quarter as compared to full operations in the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $11.1 million for the third quarter of fiscal 2014, compared to $17.4 million of income tax expense recorded in the third quarter of fiscal 2013, a decrease of $6.3 million, which is primarily due to decreased pre-tax earnings of the Company for the third quarter of fiscal 2014. The effective tax rate for the third quarter of fiscal 2014 and fiscal 2013 is 41.1% and 38.6%, respectively. The effective tax rate for the third quarter of fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, non-deductible transaction-related costs, non-deductible interest expense, subpart F income, foreign withholding taxes and state taxes. The effective tax rate for the third quarter of fiscal 2013 differs from the statutory rate of 35% primarily due to state taxes and the qualified production activities deduction.

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's results for the first nine months of 2014 include 38 weeks of operations from the VION Acquisition and 39 weeks from the Rothsay Acquisition, as compared to no operations from the VION Acquisition and the Rothsay Acquisition in the first nine months of 2013. Net loss attributable to Darling for the nine months ended September 27, 2014 was $(5.7) million, or $(0.03) per diluted share, as compared to net income of $86.5 million, or $0.73 per diluted share, for the nine months ended September 28, 2013. The results for the first nine months of fiscal 2014 and 2013, respectively include the following after-tax costs:

Fiscal 2014

•
$34.8 million ($0.21 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$20.2 million ($0.12 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on January 7, 2014;

•	$16.8 million ($0.10 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period;

•	$8.0 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition; and

•	$5.2 million ($0.03 per diluted share) associated with discrete tax items principally associated with the VION Acquisition.

Fiscal 2013

•	$5.8 million ($0.05 per diluted share) associated mainly with the acquisition and integration of Rothsay and VION Ingredients during the first nine months of 2013.

Without the inventory step-up cost, the redemption premium and deferred loan write-off associated with the 8.5% Senior Notes, the acquisition and integration costs, the euro forward contract hedge, and the discrete tax items, net income and diluted earnings per common share would have been $79.3 million and $0.48 per diluted share for the nine months ended September 27, 2014, respectively as compared to $92.3 million and $0.78 per share for the nine months ended September 28, 2013, respectively. When comparing the first nine months of fiscal 2014 to the first nine months of fiscal 2013 this would have resulted in a $13.0 million decrease in net income and a 38.5% decline in diluted earnings per common share.

Segment operating income for the nine months ended September 27, 2014 was $124.8 million, which reflects a decline of $26.2 million or 17% as compared to the nine months ended September 28, 2013. The results for the first nine months of fiscal 2014 include an increase to cost of sales of $49.8 million related to the inventory step-up associated with the required purchase accounting for the VION Acquisition. Without these costs, segment operating income for the first nine months of fiscal 2014 would have been $174.6 million or 15.6% higher than the same period in 2013. Including the Company’s share of net income of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the nine months ended September 27, 2014 would have been $180.7 million or $20.9 million (13%) higher than the same period in 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at September 27, 2014.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA and Pro forma Adjusted EBITDA

	Nine Months Ended
(dollars in thousands)	September 27, 2014	September 28, 2013
Net income/ (loss) attributable to Darling	$(5,728)	$86,474
Depreciation and amortization	200,478	67,074
Interest expense	110,783	16,607
Income tax expense/ (benefit)	8,349	54,126
Foreign currency loss	12,281	—
Other expense/ (income), net	(28)	2,619
Equity in net (income)/ loss of unconsolidated subsidiaries	(6,062)	(8,796)
Net loss/ (income) attributable to noncontrolling interests	5,251	—
Adjusted EBITDA	$325,324	$218,104

Non-cash inventory step-up associated with VION Acquisition	49,803	—
Acquisition and integration-related expenses	22,304	9,157
DGD Joint Venture Adjusted EBITDA (Darling's share) (1)	17,882	13,195
Darling Ingredients International - 13th week (2)	4,100	—

Pro forma Adjusted EBITDA	$419,413	$240,456

(1) Derived from the unaudited financial statements of the DGD Joint Venture.
(2) January 7, 2014 closed on VION Ingredients, thus the 13th week would be revenue adjusted for January 1, 2014 through January 7, 2014.

For the nine months ended September 27, 2014, the Company generated Adjusted EBITDA of $325.3 million, as compared to $218.1 million in the same period in 2013. The increase was primarily attributable to the newly acquired Rothsay and VION Ingredients businesses. On a Pro forma Adjusted EBITDA basis, the Company would have generated $419.4 million in the first nine months of fiscal 2014, as compared to a Pro forma Adjusted EBITDA of $240.5 million in the same period in 2013. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired Rothsay and VION Ingredients businesses.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Feed Ingredients operating income for the first nine months of fiscal 2014 was $158.1 million, a decrease of $26.9 million as compared to the first nine months of fiscal 2013. The results for the first nine months of fiscal 2014 include $14.2 million related to the non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition. Without the non-cash inventory step-up adjustment, the Feed Ingredients operating income for the first nine months of fiscal 2014 would have been $172.3 million. On an adjusted basis, the Feed Ingredients segment declined by $12.7 million as compared to the same period in 2013. Lower earnings in the United States operations, which primarily related to the bakery feeds unit, severe winter weather, and lower finished fat prices, particularly in our non-formula business were partially offset by the newly acquired operations in Europe, Canada and China.

Food Ingredients operating income for the first nine months of fiscal 2014 was $13.2 million. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the prior year period to provide comparability. The Food Ingredients segment results for the first nine months of fiscal 2014 include $35.3 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income for the first nine months of fiscal 2014 would have been $48.5 million. For the first nine months of fiscal 2014, the gelatin business performed modestly lower to the prior year as result of a contraction in margins resulting from a retrenchment of finished product prices, softness in demand in China and increased raw material prices in South America driven from alternative end markets. The European specialty ingredients businesses performed comparably to the prior year, notwithstanding the issue in the second quarter of fiscal 2014 associated with the closure of the Russian trade border. The Company's casings business performed comparably to the prior year.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first nine months of fiscal 2014 was $10.8 million, an increase of $9.9 million as compared to the same period in fiscal 2013. Including the DGD Joint Venture, the Fuel Ingredients segment income for the first nine months of fiscal 2014 was $15.5 million as compared to $9.7 million in the same period in fiscal 2013. While the financial results are improved over the same period in fiscal 2013 due to the inclusion of the newly acquired business, the results were below our expectations as the North America biofuel results were negatively impacted by lower RIN values, resulting from an uncertain regulatory environment with respect to the U.S. mandated RVO requirements for 2014, the lack of the blenders tax credit, and the shutdown of the DGD facility as a result of the fire incident on August 3, 2014.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the nine months ended September 27, 2014, the raw material processed by the Company totaled 6.51 million metric tons. Of this amount, 4.99 million metric tons was in the Feed Ingredients segment, 779,000 metric tons was in the Food Ingredients segment, and 741,000 metric tons was in the Fuel Ingredients segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture. Globally, raw material volumes were in line with the Company’s expectations.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2014
Net Sales	$1,753,095	$926,222	$214,877	$—	$2,894,194
Cost of sales and operating expenses	1,315,692	738,752	163,671	—	2,218,115
Gross Margin	437,403	187,470	51,206	—	676,079

Gross Margin %	25.0%	20.2%	23.8%	—	23.4%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2013
Net Sales	$1,288,809	$—	$5,992	$—	$1,294,801
Cost of sales and operating expenses	937,985	—	4,712	—	942,697
Gross Margin	350,824	—	1,280	—	352,104

Gross Margin %	27.2%	—%	21.4%	—%	27.2%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, for the nine months ended September 27, 2014, the gross margin percentage was 23.4% compared to 27.2% for the nine months ended September 28, 2013, or a decrease of 3.8 points (14.0%). Adjusting for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage would have been 25% or a decrease of 2.2 points (8.1%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and modestly lower margins in the Feed Ingredients segment.

In the Feed Ingredients segment for the nine months ended September 27, 2014, the gross margin percentage was 25.0% as compared to 27.2% for the comparable period in fiscal 2013, or a decrease of 2.2 points (8.1%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $14.2 million, the gross margin percentage for the first nine months in fiscal 2014 would have been 25.8% or a decrease of 1.4 points (5.1%). The reduction in adjusted gross margin percentage is attributable to lower finished fat selling prices in the United States animal by-products division, which were only partially offset by lower raw material costs and increased volumes in the bakery feeds unit as result of a significant decline in corn prices.

In the Food Ingredients segment for the nine months ended September 27, 2014, the gross margin percentage was 20.2% as compared to nil during the first nine months of 2013. Adjusting for the impact of the non-cash inventory step-up related to this segment of $35.3 million, the gross margin percentage for the first nine months of fiscal 2014 would have been 24.1%.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 27, 2014, the gross margin percentage was 23.8% as compared to 21.4% for the same period in fiscal 2013, or an increase of 2.4 points (11.2%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $0.2 million, the gross margin percentage would have been 23.9%. The increase in adjusted gross margin percentage is related to the inclusion of the newly acquired businesses.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28.3 million during the first nine months of fiscal 2014, a $6.1 million increase from $22.2 million during the first nine months of fiscal 2013. The increase was primarily due to an increase in profession fees and corporate staff costs to support the new global business.

Acquisition Costs.  Acquisition costs related to the VION Acquisition and the Rothsay Acquisition were $22.3 million during the first nine months of fiscal 2014 as compared to $9.2 million in the first nine months of fiscal 2013.

Depreciation and Amortization.  Depreciation and amortization charges increased $3.3 million to $6.8 million during the first nine months of fiscal 2014 as compared to $3.5 million during the first nine months of fiscal 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the ERP system.

Interest Expense. Interest expense was $110.8 million during the first nine months of fiscal 2014 compared to $16.6 million during the first nine months of fiscal 2013, an increase of $94.2 million. The increase in interest expense is due to (i) the redemption premium paid of approximately $27.3 million to retire the Company’s 8.5% Senior Notes due 2018, (ii) the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition, (iii) the incurrence and resultant amortization of deferred loan costs associated with the borrowings for the VION Acquisition and Rothsay Acquisition, and (iv) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior Notes due 2018. Excluding the impact of the redemption premium and the write-off of deferred loan costs, the Company's average cost of borrowing during the first nine months of fiscal 2014 was approximately 3.9%.

Foreign Currency Gains/(Losses).  Foreign currency losses were $12.3 million during the first nine months of fiscal 2014 as compared to zero for the first nine months of fiscal 2013. Of the overall foreign currency loss, approximately $12.6 million relates to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Other Income/Expense. Other income was immaterial in the first nine months of fiscal 2014, compared to expense of $2.6 million in the first nine months of fiscal 2013.  The decrease in other expense in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to a prior year charge pursuant to the terms of the purchase agreement relating to the Company's acquisition in 2010 of Griffin Industries, Inc. to reimburse the former shareholders of Griffin Industries, Inc. for state income tax liability incurred by such shareholders as a result of the Company's election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for the first nine months of fiscal 2014. In the first nine months of fiscal 2014 the net income was $6.1 million compared to a net income of $8.8 million in the first nine months of fiscal 2013. The $2.7 million decrease in net income is primarily due the lack of a blenders tax credit during fiscal 2014 and the shutdown of the facility as result of the fire incident on August 3, 2014 that more than offset the expenses incurred in the construction phase during the first half of fiscal 2013.

Income Taxes. The Company recorded income tax expense of $8.3 million for the first nine months of fiscal 2014, compared to $54.1 million of income tax expense recorded in the first nine months of fiscal 2013, a decrease of $45.8 million, which is primarily due to decreased pre-tax earnings of the Company in the first nine months of fiscal 2014.  The effective tax rate for the first nine months of fiscal 2014 and fiscal 2013 is 106.1% and 38.5%, respectively. Excluding acquisition and integration-related costs, the effective tax rate for the first nine months of fiscal 2014 is 41.1%. The effective tax rate for the first nine months of fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, non-deductible transaction-related costs, non-deductible interest expense, subpart F income, foreign withholding taxes and state taxes. The effective tax rate for the first nine months of fiscal 2013 differs from the statutory rate of 35% primarily due to state taxes and qualified production activities deduction.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 27, 2014. On September 27, 2014, debt outstanding under the Company's Amended Credit Agreement and the Company's 5.375% Notes consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$326,636
Term Loan B	$1,246,234
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	178,204
Letters of credit issued	34,871
Availability	$786,925

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into the Second Amended and Restated Credit Agreement, (the "Amended Credit Agreement"), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For a description of the terms of the Amended Credit Agreement see Note 6 to the Company's Consolidated Financial Statements included herein.

•
As of September 27, 2014, the Company had availability of $786.9 million under the revolving loan facility, taking into account an aggregate of $178.2 million outstanding borrowings and letters of credit issued of $34.9 million.

•
As of September 27, 2014, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$3.8 million and $5.0 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of September 27, 2014, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €1.3 million and $1.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

Senior Notes due 2022. On December 18, 2013, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement with the initial purchasers party there to (the "Original Purchase Agreement"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes. On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited into an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014, Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling. In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling's subsidiaries entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the ("Indenture"). For a description of the terms of the 5.375% Notes see Note 6 of Notes to Consolidated Financial Statements.

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

The classification of long-term debt in the Company’s September 27, 2014 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement and the Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement and the 5.375% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement and the Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions” in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013 as filed with the SEC on February 26, 2014.

Working Capital and Capital Expenditures

On September 27, 2014, the Company had working capital of $599.1 million and its working capital ratio was 2.1 to 1 compared to working capital of $950.7 million and a working capital ratio of 6.4 to 1 on December 28, 2013.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents and working capital from the VION Acquisition.  At September 27, 2014, the Company had unrestricted cash of $193.4 million and funds available under the revolving credit facility of $786.9 million, compared to unrestricted cash of $870.9 million and funds available under the revolving credit facility of $680.7 million at December 28, 2013.

Net cash provided by operating activities was $179.3 million for the nine months ended September 27, 2014 as compared to net cash provided by operating activities of $168.7 million for the nine months ended September 28, 2013, an increase of $10.6 million mainly from changes in cash from operations related to the addition of the foreign subsidiaries in fiscal 2014.  Cash used by investing activities was $2,233.5 million for the nine months ended September 27, 2014, compared to $250.8 million for the nine months ended September 28, 2013, an increase of $1,982.7 million, primarily due to cash paid for the VION Acquisition.  Net cash provided by financing activities was $1,369.8 million for the nine months ended September 27, 2014, compared to cash used for financing activities of $13.1 million for the nine months ended September 28, 2013, an increase of cash of $1,382.9 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition.

Capital expenditures of $154.0 million were made during the first nine months of fiscal 2014, compared to $85.7 million in the first nine months of fiscal 2013, for a net increase of $68.3 million (79.7%), due primarily to capital expenditures from entities acquired in the VION Acquisition and Rothsay Acquisition during the first nine months of fiscal 2014.  The Company expects to incur additional capital expenditures of between $75.0 million and $100.0 million for the remainder of fiscal 2014. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of September 27, 2014, the Company has spent life-to-date approximately $37.0 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2015. The expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $16.6 million and $2.5 million during the nine months ended September 27, 2014 and September 28, 2013, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2014, the Company has accrued approximately $10.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 27, 2014.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $6.1 million to its pension plans in order to meet minimum pension funding requirements during the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 27, 2014 of approximately $4.7 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, two have certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $2.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Facility reached mechanical completion and began the production of renewable diesel in late June 2013. On August 3, 2014, the facility shutdown as a result of a fire incident. The facility resumed operations on September 18, 2014. The DGD Joint Venture anticipates that the fire incident will be covered under its property and casualty insurance policies and the financial exposure is limited to the deductible. The DGD Joint Venture does not expect to file a business interruption claim.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of September 27, 2014, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $119.8 million included on the consolidated balance sheet.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2014, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements".  These factors, coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2014 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the acquisition and integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s developing a comprehensive renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $47.5 million of commodity products consisting of approximately $43.1 million of finished products and approximately $4.4 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 27, 2014.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2014, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $28.8 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 27, 2014.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

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

Important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to upstream their profits to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices; continued decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the Unites States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu including, but not limited to H1N1 flu, bovine spongiform encephalopathy (or "BSE"), porcine epidemic diarrhea ("PED") or other diseases associated with animal origin in the United States or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign regulations (including, without limitation, China) affecting the industries in which the Company operates or its value added products (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations);  risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company include exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supplies and the price of natural gas and diesel fuel used in the Company's plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale. Additionally, with acquisition of foreign entities we are exposed to foreign currency exchange risks, imposition of currency controls and the possibility of currency devaluation.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 27, 2014, the Company had corn option contracts and natural gas swap contracts outstanding that qualified and were designated for hedge accounting as well as corn option contracts, heating oil swap contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2013 and the first nine months of fiscal 2014, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the fourth quarter of fiscal 2014. As of September 27, 2014, the aggregate fair value of these natural gas swap contracts was approximately $0.1 million and are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2013 and the first nine months of fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through fiscal 2014. As of September 27, 2014, the aggregate fair value of these corn option contracts was approximately $1.9 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of September 27, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	10,322	Euro	3,350	3.03 - 3.17	$4,260
Brazilian real	27,990	U.S. dollar	12,000	2.23 - 2.50	12,000
Euro	267,227	U.S. dollar	351,244	1.27 - 1.38	351,244
Euro	8,472	Polish zloty	35,698	4.20 - 4.26	10,787
Euro	4,046	Japanese yen	556,946	136.62 - 139.11	5,151
Euro	30,466	Chinese renminbi	242,054	7.95	38,791
Euro	7,495	Australian dollar	10,450	1.39 - 1.43	9,543
Euro	3,079	British pound	2,448	0.79 - 0.80	3,921
					$435,697

The above foreign currency contracts mature within one year and include hedges on approximately $329.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $9.9 million and are included in other current assets and accrued expenses at September 27, 2014.

Additionally, the Company had corn options contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at September 27, 2014. These contracts have an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at September 27, 2014.

As of September 27, 2014, the Company had forward purchase agreements in place for purchases of approximately $4.4 million of natural gas and diesel fuel in fiscal 2014. As of September 27, 2014, the Company had forward purchase agreements in place for purchases of approximately $43.1 million of finished product in fiscal 2014.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than changes in certain modules of the Company's ERP system and financial reporting tools that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Throughout fiscal 2014 and including the third quarter of fiscal 2014, the Company has implemented new ERP modules and financial reporting tools and as a result related controls were modified as necessary.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 6, 2014	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 6, 2014	By:	/s/ Colin Stevenson
Colin Stevenson
Executive Vice President
Global Finance and Administration
(Principal Financial Officer)