Form 10-K
period 2015-01-03
DARLING INGREDIENTS INC.
filed 2015-03-04
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $3,398,264,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,718,413 shares of common stock, $0.01 par value, outstanding at February 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2015 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

PART I

ITEM 1. BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling Ingredients Inc. ("Darling", and together with its subsidiaries, the "Company" or "we," "us" or "our") was incorporated in Delaware in 1962 under the name "Darling-Delaware Company, Inc."  Darling changed its name from "Darling-Delaware Company, Inc." to "Darling International Inc." on December 28, 1993, and from "Darling International Inc." to "Darling Ingredients Inc." on May 6, 2014. The address of Darling's principal executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients. In addition, the Company provides grease trap services to food establishments, environmental services to food processors and sells restaurant cooking oil delivery and collection equipment. In fiscal 2014, we generated $4.0 billion in revenues and $64.2 million in net income attributable to Darling.

On January 7, 2014, we acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2015 included herein. The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, we completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2015 included herein. Prior to the VION Acquisition and the Rothsay Acquisition (together, the "Acquisitions"), the Company had no material foreign operations. As a result of the Acquisitions, the Company’s business is now conducted through a global network of over 200 locations across five continents.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 120 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")), bakery by-products ("BBP") and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. Rothsay is a leading recycler of animal byproducts and producer of biodiesel in Canada. Rothsay processes raw materials into finished fats and proteins products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 68 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets. All historical periods reported herein have been restated to conform to the new reportable operating segment structure; however, none of the Company’s historic operations fall within the Food Ingredients operating segment and therefore there is no comparable financial information for the Food Ingredients operating segment for prior periods.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and ovine blood in China, Europe and North America into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North American and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, and technical (i.e, photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ("Valero") to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended January 3, 2015 included herein.

For financial information about our operating segments and geographic areas, refer to Note 20 to the Company's Consolidated Financial Statements for the period ended January 3, 2015 included herein.

Fiscal 2014 Net External Sales

Darling’s net external sales from fiscal 2014 continuing operations by operating segment, including 52 weeks of contribution from the VION Companies in fiscal 2014 were as follows (in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
Continuing operations:
Feed Ingredients	$2,421,462	61.2%	$1,788,563	99.2%	$1,766,611	99.7%
Food Ingredients	1,248,352	31.6	—	—	—	—
Fuel Ingredients	286,629	7.2	13,705	0.8	5,941	0.3
Total	$3,956,443	100.0%	$1,802,268	100.0%	$1,772,552	100.0%

OPERATIONS

Feed Ingredients Segment

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

Animal By-Products

North American Operations

Raw materials: The Company's North American animal by-products operations collect beef, poultry and pork by-products, which are collected primarily from slaughterhouses, grocery stores, butcher shops and food service establishments. These raw materials are collected in one of two manners.  Certain large suppliers, such as large slaughterhouses, are furnished with bulk containers in which the raw material is loaded.  We provide the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by, or emptied into, the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials we collect are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  These raw materials are delivered to plants for processing usually within 24 hours of collection to deter spoilage.

In North America, we also collect used cooking oil from and service grease traps at restaurants, food service establishments and grocery stores. Used cooking oil is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and dryers. Many of our customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers that we supply. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We sell two types of containers, called CleanStar® and B.O.S.S., for used cooking oil collection to food service establishments, both of which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the food service establishment. We either transport trap grease to waste treatment centers or recycle it at our facilities into a host of environmentally safe product streams. We provide our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning. The Company also collects non-hazardous liquid and semi-solid waste streams from the food processing industry and reprocesses and recycles these residuals, primarily by permitted land application to enrich soils in accordance with applicable environmental regulations.

Processing operations: We produce finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials.  The process starts with the collection of animal by-products, including fat, bones, feathers, offal and other animal by-products.  The animal by-products are ground and heated to evaporate water and separate fats from animal tissue, as well as to sterilize and make the material suitable as an ingredient for animal feed.  The separated fats, tallows and greases are then centrifuged and/or refined for purity.  The remaining solid product is pressed to remove additional oils to create protein meals.  The protein meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal. The primary finished products derived from the processing of animal by-products are MBM, PM (both feed grade and pet food), PG, tallow, feather meal and blood meal.  In addition, at certain of our facilities, we are able to operate multiple process lines simultaneously, which provides us with the flexibility and capacity to manufacture a line of premium and value-added products in addition to our principal finished products.  Because of these processing controls, we are able to blend end products together in order to produce premium products with specific mixes that typically have higher protein and energy content and lower moisture than standard finished products, and such products command premium prices.

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

•
Sonac C3 processes animal by-products collected primarily from slaughterhouses, into proteins and fats for applications used in the pet food, feed, technical, biofuels and oleo-chemical markets. Oleo-chemical producers use fats to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products.

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

Bakery By-Products

The Company is a leading processor of bakery residuals in the United States.  The bakery by-products division, which operates solely in the United States, collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry and swine rations.

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

Processing operations: The highly automated bakery by-products production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery residual process, packaging materials are removed.  The packaging material is fed into a combustion chamber along with sawdust, and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Other Products

Our Feed Ingredients segment also includes the Company’s hides businesses, including that operated under the BestHides name by Darling Ingredients International, and the organic fertilizer business conducted under the Nature Safe® name.

•
Our hides operations process hides and skins from beef and hog processors, respectively, into outputs used in commercial applications, such as the leather industry. We sell treated hides and skins to external customers, the majority of which are tanneries. BestHides sources, sorts and processes hides from slaughterhouses, renderers and traders in Western Europe, and has a leading position in the premium South German hides market. Fresh and salted hides and fresh skins are sold to tanneries, automotive companies, leather processors and to the shoe and furniture industries in Italy, Germany and China.

•
Our fertilizer operations utilize finished products from our animal by-products division to manufacture organic fertilizers from ingredients approved by the U.S. Department of Agriculture (“USDA”) that contain no waste by-products (i.e., sludge or sewage waste). The Company's North American fertilizer products are predominantly sold to golf courses, sports facilities, organic farms and landscaping companies.

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the gelatin business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Gelatin

Rousselot is a global leading market provider of gelatin and hydrolyzed collagen for the food, nutritional pharmaceutical and technical (photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 13 production plants and 7 sales locations, covering sales into more than 75 countries. With the Rousselot gelatin business, the Company is part of the growing global gelatin market. Gelatin is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Gelatin is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot gelatin products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. Many end customers focus on gelatin quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to gelatin products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of gelatin, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of gelatin (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of gelatin supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.

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

Fuel Ingredients Segment

Our Fuel Ingredients segment consists of (i) our biofuel business conducted under the Dar Pro® and Rothsay names and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled greases, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled oils produced by us into biodiesel. The Quebec facility, which was acquired in the Rothsay Acquisition, has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel producers in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel, or as a biodegradable solvent or cleaning agent.

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in The Netherlands, with an output matching the annual use of energy needs of approximately 10,000 households. In addition Ecoson's fat refinery produces refined fats and fatty acids. In fiscal 2014, Ecoson commenced the processing of manure into natural biophosphate for use as fertilizer and green gas.

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable E.U. regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 300 trucks, Rendac collects raw materials in the Netherlands, Germany, Poland and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region"), a regulated market with spare capacity requirements and long-term contracts with local governments.

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the "DGD Facility") located in Norco, Louisiana capable of producing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an "investment in unconsolidated subsidiary." The DGD Joint Venture operates the DGD Facility, which converts animal fats, recycled greases and used cooking oil, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.1 billion pounds per year of feedstocks, into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $126.0 million of blenders tax credits in the fourth quarter of fiscal 2014.

Raw materials pricing and supply contracts

We have two primary pricing arrangements-formula and non-formula arrangements-with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a "formula" arrangement, the charge or credit for raw materials is tied to published finished product prices for a competing ingredient after deducting a fixed processing fee.  We also acquire raw material under "non-formula" arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.   The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis, while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. North American volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION’s foods division (“VION Food”) that became effective on closing of the VION Acquisition and provided approximately 13% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2014). Approximately 82% of Darling's U.S. North American volume of raw materials in fiscal 2014 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2014 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 25% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 5% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 35% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 15% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 23% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 3% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 57% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 11% of the total raw material processed in South America. See "Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers."  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See "Risk factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.") For a discussion of the Company’s competition for raw materials, see "Competition."

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas for fats, and at our office in Cold Spring, Kentucky for proteins.  We also maintain sales offices in Des Moines, Iowa, New Orleans, Louisiana, and Memphis, Tennessee for the sale and distribution of selected products.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally through commodities brokers and our agents and directly to customers in various countries. We market certain of our finished products under our Dar Pro Solutions® brand, certain specialty products under the Sonac name, gelatin products under the Rousselot name, natural casings and meat by-products under the CTH name and hides under the BestHides name. See Note 20 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well a competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to occasionally receive a premium over the then-prevailing market price. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to gelatin, natural casings, meat by-products, edible fat, heparin and specialty blood products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, either through bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Historically, Darling Ingredients International hedged non-functional currency product sales, which we have continued post-closing.

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

Finished products produced by the Company are shipped primarily by truck or rail from our plants shortly following production.  While there can be some temporary inventory accumulations at various North American and international locations, particularly port locations for export shipments, with the exception of gelatin and natural casings, inventories rarely exceed three weeks’ production and, therefore, we use limited working capital to carry those inventories. Our limited inventories also reduce our exposure to fluctuations in finished-product prices. With respect to gelatin and natural casings, Darling Ingredients International, in contrast, has historically carried much larger inventories due to the manufacturing process and market dynamics related to those products, which requires a greater amount of working capital to carry these investments. Other factors that influence competition, markets and the prices that we receive for our finished products include the quality of our finished products, consumer health consciousness, worldwide credit conditions and government aid and regulations.  From time to time, we enter into arrangements with our suppliers of raw materials pursuant to which these suppliers have the option to buy back our finished products at market prices.

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished products to customers or ports for transportation by ship.  It also utilizes third party freight to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery by-products division, substantially all inbound and outbound freight is handled by third party logistics companies.

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

SEASONALITY

Although the amount of raw materials made available to us in each of our segments by our suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold and other severe weather, which can hinder the collection of raw materials.  Warm weather can also adversely affect the quality of raw materials processed and our yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of our operating results between periods. The amount of bakery residuals we process generally increases during the summer from June to September.  Gelatin sales generally decline in the summer.

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names "Darling," "Darling Ingredients", "Griffin Industries," "Dar Pro Solutions," "Dar Pro," "Rousselot," "Sonac," "Ecoson," "Rendac," "CTH," "BestHides," "Rothsay," "Rothsay Diesel," "Nature Safe," "CleanStar," "Peptan," "Cookie Meal," and "Bakery Feeds," and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.

EMPLOYEES AND LABOR RELATIONS

As of January 3, 2015, the Company employed globally approximately 10,000 persons full-time. While we have no national or multi-plant union contracts, at January 3, 2015, approximately 25% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 36% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including the following principal governmental agencies in the following countries:

United States

•
The Food and Drug Administration ("FDA"), which regulates pharmaceutical products and food and feed safety. Effective August 1997, the FDA promulgated a rule prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 C.F.R. 589.2000, referred to herein as the "BSE Feed Rule") to prevent further spread of bovine spongiform encephalopathy, which is commonly referred to as "mad cow" disease ("BSE").  With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (the "Enhanced BSE Rule"). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the FDA implemented rules that prohibit the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals.  Management believes we are in compliance with the provisions of these rules. See Item 1A "Risk Factors - Our business may be affected by the impact of BSE and other food safety issues," for more information regarding certain FDA rules that affect our business, including changes to the BSE Feed Rule.

•	The United States Department of Agriculture ("USDA"), which regulates our collection and production methods. Within the USDA, two agencies exercise direct regulatory oversight of our activities:

- Animal and Plant Health Inspection Service ("APHIS") certifies facilities and claims made for exported materials to meet importing country requirements and establishes and enforces import requirements for live animals and animal by-products as well as plant products, and

- Food Safety Inspection Service ("FSIS") regulates sanitation of our facilities and our food safety programs, among other things.

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

On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle over 30 months of age and born after March 1, 1999, and bovine products derived from such cattle to be imported into the United States for any use. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of specialized risk material ("SRM") from Canadian born cattle slaughtered in Canada are not permitted. On March 4, 2014, APHIS implemented new import regulations for all countries to establish a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health ("OIE"), and to base importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates.

•	The U.S. Environmental Protection Agency ("EPA"), which regulates air and water discharge requirements, as well as local and state environmental agencies governing air and water discharge.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation ("USDOT"), as well as local and state transportation agencies, which regulate the operation of our commercial vehicles.

•	The U.S. Occupational Safety and Health Administration ("OSHA"), which is the main federal agency charged with the enforcement of worker safety and health legislation.

•	The Securities and Exchange Commission ("SEC"), which regulates securities and information required in annual, quarterly and other reports filed by publicly traded companies.

European Union and the United Kingdom

•	The European Commission, Directorate-General for Health and Consumers, which addresses regulations for food, feed, human and animal health, technical uses of animal by-products and packaging.

•	The European Medicines Agency, which establishes guidance for pharmaceutical products, bovine products and metal residues.

•	The European Directorate for the Quality for Medicine, which certifies pharmaceutical products.

•	The European Pharmacopeia, which establishes requirements for pharmaceutical products.

•	The European Chemical Agency, which is responsible for the implementation of the European Council's Regulation on the Registration, Evaluation, Authorisation and Restriction of Chemicals.

•
The European Commission, Directorate-General for the Environment, which establishes regulations on pollution and waste, such as the Directives on Industrial Emissions, Integrated Pollution Prevention and Control and Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

•
European Union Member States must ensure adequate control and supervision of principles set forth in numerous EU Directives, such as minimum safety and health requirements for the workplace and use of work equipment by workers. EU Member States are allowed to maintain or establish more stringent measures in their own legislation. In general, each EU Member State’s ministry of labor affairs is responsible for regulating health and safety at work and labor inspection services and is in charge of controlling compliance with applicable legislation and regulations.

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

•
The Public Flemish Waste Agency (Openbare Vlaamse Afvalstoffenmaatschappij), which issues permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products.

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

•	The United Kingdom’s Food Standards Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products.

Canada

•	The Canadian Food Inspection Agency ("CFIA"), which regulates animal health and the disposal of animals and their products or by-products.

•	Canadian provincial ministries of agriculture, which regulate food safety and quality, air and water discharge requirements and the disposal of deadstock.

•	The Canadian Department of the Environment ("Environment Canada"), which ensures compliance with Canadian federal air and water discharge and wildlife management requirements.

•	The Canadian Technical Standards and Safety Authority ("TSSA"), a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.

China

•	The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed.

•	The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products.

•	The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

Brazil

•	The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of gelatin.

Argentina

•	The National Department for Food Safety and Quality (Servicio Nacional de Sanidad y Calidad Agroalimentaria), which regulates the production of gelatin.

•	The National Department of Animal Health (Servicio Nacional de Sanidad Animal), which at the local level is equivalent to the FDA in Argentina.

Australia

•	The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products.

•	The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation.

•	PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria.

•	The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law.

•	The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

•	Worksafe Victoria, which is the regulator responsible for administering and enforcing occupational health and safety laws and regulations in the State of Victoria.

•	Environment Protection Authority Victoria, which administers environmental protection laws in Victoria.

•	Goulburn-Murray Rural Water Corporation, which manages allocation and use of water under local water laws in Victoria.

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

We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as all other filings with the SEC, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Company's website is http://www.darlingii.com and the address for the Company's investor relations web site is http://ir.darlingii.com. Information contained on these websites is not and should not be deemed to be a part of this report or any filing filed with, or furnished to, the SEC by us.

ITEM 1A.   RISK FACTORS

An investment in Darling involves substantial risks. In consultation with your financial, tax and legal advisors, you should carefully consider, among other matters, the following risks in, as well as the other information contained in or incorporated by reference into, this report. If any of the events described in the following risk factors actually occur, our business, financial condition, prospects or results of operations could be materially adversely affected, the market price of our common stock could decline and you may lose all or part of your investment in the common stock. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock. The risks described below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Forward-Looking Statements” in this filing.

Risks Related to the Company

The prices of many of our products are subject to significant volatility associated with commodities markets.

Our principal finished products include MBM, BFT, YG and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodity markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in global government agriculture programs, changes in energy policies of U.S. and foreign governments, changes in international agricultural trading policies, impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. While we seek to mitigate the risks associated with price declines, including by diversifying our finished products offerings, through the use of formula pricing tied to commodity prices for a substantial portion of our raw materials (which may not protect our margins in periods of rapidly declining prices) and hedging, a significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the raw materials until they are processed and the finished goods are sold.

The prices available for the Company’s Food Ingredients segment gelatin and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

•
The slaughter rates in the meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers, such as us, decreases.

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

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to mitigate the risks associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of Rothsay’s animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials is acquired at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION Food that became effective concurrently with the completion of the VION Acquisition and are expected to provide approximately 13% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2014).

Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants.

Our international operations have expanded significantly and our exposure to fluctuations in currency exchange rates has increased accordingly. We now carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Argentine peso and the Australian dollar. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our functional currency, in the preparation of our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar may fluctuate and these fluctuations may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we may from time to time enter into the use of currency hedging instruments to provide us with protection from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We also face risks arising from the possible future imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries located in, or business conducted within, a country imposing such controls. Currency devaluations would result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

Any fluctuations in exchange rates or the imposition of exchange controls or currency devaluation may adversely impact our ability to comply with the financial and other covenants under the documents governing our indebtedness, which could affect our ability to incur indebtedness, pay dividends, make investments or take other actions that might be in our best interest. Should our international operations continue to expand, they will represent a larger part of our business and such exchange rate fluctuations may have a greater impact on our business, financial condition and results of operations.

We are highly dependent on natural gas and diesel fuel, the price of which can be volatile, and such dependency could materially adversely affect our business.

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

In fiscal 2014, the Company's top ten customers for finished products accounted for approximately 19% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 21% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 13% of Darling Ingredients International’s raw materials supply in fiscal 2014. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Foods supplies Darling Ingredients International with by-products generated by VION Food’s operations. The supply agreements all have a term of four years and became effective concurrently with the completion of the VION Acquisition. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 24% of Rothsay’s raw materials supply in fiscal 2014. In connection with the Rothsay Acquisition, we entered into a seven-year supply agreement with MFI to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

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

We conduct foreign operations in Canada, Europe, South America, Asia and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to the various risks and uncertainties relating to international sales and operations, including:

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

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Argentine peso and the Australian dollar, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

•
exchange controls and other limits on our ability to import raw materials, import or export finished products or to repatriate earnings from overseas, such as exchange controls in effect in China, that may limit our ability to repatriate earnings from those countries;

•
different regulatory structures (including creditor rights that may be different than in the United States) and unexpected changes in regulatory environments (including, without limitation, in China), including changes resulting in potentially adverse tax consequences or imposition of onerous trade restrictions, price controls, industry controls, animal and human food safety controls, employee welfare schemes or other government controls;

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

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in late June 2013. As of January 3, 2015, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $178.9 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will be profitable or allow us to continue to make a return on our investment.

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

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•	the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facility;

•	the inaccuracy of our assumptions about prices for the renewal diesel that the DGD Joint Venture produces;

•	unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•	the inaccuracy of our assumptions about the timing and amount of anticipated revenues and operating costs including feedstock prices;

•	the diversion of management time and resources;

•	difficulty in obtaining and maintaining permits and other regulatory issues, potential license revocation and changes in legal requirements;

•	difficulties in establishing and maintaining relationships with suppliers and end user customers;

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

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. On September 14, 2012, the EPA issued a final rule establishing the biomass-based diesel and the advance biofuel volumes for calendar year 2013 to be 1.28 billion gallons and 2.75 billion gallons, respectively. Though a final rule is yet to be issued, the EPA has proposed maintaining the biomass-based diesel volume for calendar years 2014 and 2015 at the 2013 calendar year level of 1.28 billion gallons, but has proposed reducing the advance biofuel volume to 2.20 billion gallons. Biomass-based diesel also qualifies to fulfill the non-specified portion of the advanced biofuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. In fiscal 2014, the amount of tax credits for biofuels impacting the Company was material. Conversely, legal challenges to, changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

We may incur material costs and liabilities in complying with government regulations.

We are subject to the rules and regulations of various governmental agencies in the United States, the European Union, Canada, China and the other countries in which Darling Ingredients International operates. These include rules and regulations administered by governmental agencies at the federal, state, provincial or local level. See Item1. "Business - Regulations" for a listing of certain governmental agencies to which we are subject.

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

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. In addition, given the competitive nature of our industry, we could be adversely affected by violations of various countries’ antitrust, competition and consumer protection laws. These laws generally prohibit companies and individuals from engaging in anticompetitive and unfair business practices. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. Violations of these laws, or allegations of such violations, could result in lengthy investigations and possibly criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, which could disrupt our business, result in material fines and legal and other costs, and have a material adverse effect on our results of operations, cash flows and financial condition and reputation.

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

Our substantial level of indebtedness could adversely affect our financial condition.

As of January 3, 2015, our total indebtedness, including trade debt was approximately $2.2 billion. Our high level of indebtedness could have important consequences, including the following:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities and the indenture governing our senior notes restrict our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other indebtedness when it becomes due. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to meet any debt service obligations then due, and we may be restricted under the credit agreement governing our senior secured credit facilities or the indenture governing our senior notes from using any such amounts to service other debt obligations.

If we cannot make scheduled payments under any of the agreements governing our debt, we would be in default under such agreements, which could allow lenders under any credit facilities to terminate their commitments to loan money and could allow the applicable lenders or other debt holders to declare all outstanding principal and interest of such debt to be immediately due and payable, and, in the case of secured debt, to foreclose against the assets securing such debt and apply the proceeds from such foreclosure to repay amounts owed to them. Any of these events would likely in turn trigger cross-acceleration or cross-default provisions in our other debt instruments, which would allow the creditors under those instruments to exercise similar rights. If any of these actions are taken, we could be forced into restructuring, bankruptcy or liquidation.

Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments.

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China, currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities, the indenture governing our senior notes and the agreements governing certain of our other indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions.

Our business may be affected by the impact of BSE and other food safety issues.

Effective August 1997, the FDA promulgated the BSE Feed Rule to prevent further spread of BSE. Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for our finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef have recovered to meet or exceed pre-BSE levels, most export markets remain closed to MBM derived from U.S. beef. On May 29, 2013, the USDA announced that the OIE had officially upgraded the BSE-status for the United States from “controlled risk” to “negligible risk” based on a thorough review of BSE safeguards implemented in the United States. Attaining a negligible risk status for BSE is an important step toward regaining access to export markets for U.S. MBM; however, except for Indonesia, which reopened its markets to U.S. MBM on June 17, 2013, other export markets previously closed because of BSE have not reopened as of the date of this report, and no assurance can be given that such closed export markets will be reopened as a result of the upgraded status. We do not expect this trade disruption to have a material impact on our business, financial condition or results of operations. Continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing the Enhanced BSE Rule. These new regulations amended the BSE Feed Rule to also prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the Enhanced BSE Rule prohibits brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed (collectively, “Prohibited Cattle Materials”), and tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities in the feed or food for all animals. We have made capital expenditures and implemented processes and procedures to be compliant with the Enhanced BSE Rule at all of our U.S. operations. In Canada, the CFIA implemented feed restrictions, which were similar to the FDA’s BSE Feed Rule, in 1997 to prevent the spread of BSE. Following confirmation of nine positive cases of BSE between May 2003 and July 2007, however, the CFIA amended the Canadian Health of Animals Regulations to strengthen Canada’s BSE safeguards (“SRM Ban”). These enhanced safeguards, which became effective July 2007, required the removal of all SRMs from animal feed, pet food and fertilizer; placed the removal, transport and disposal of SRM under direct CFIA control; prohibited the use of tallow containing more than 0.15% insoluble impurities in any animal feed; and extended the retention time for keeping relevant records from two years to 10 years. Other cases of BSE have been reported in Canada since the SRM Ban was implemented.  The most recent case occurred on February 12, 2015 and the CFIA reported that no part of the infected carcass entered human or animal food systems. We can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to our compliance with the Enhanced BSE Rule, the SRM Ban or the occurrence of new cases of BSE will not negatively impact our operations and financial performance.

With respect to human food, pet food and animal feed safety in the United States, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) directed the FDA to establish a Reportable Food Registry ("RFR"), which was implemented on September 8, 2009. On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance” (“RFR Draft Guidance”). Although the RFR Draft Guidance was revised in September 2009 and again in May 2010, it had not been finalized as of the date of this report. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. In March 2014, the FDA issued an advance notice of proposed rulemaking to solicit comments and information regarding provisions in the Food Safety Modernization Act ("FSMA") that amended Section 417 of the the Food, Drug and Cosmetic Act (“FD&C Act”), which governs the RFR, to permit the FDA to require the submission of "consumer-oriented information" regarding a reportable food. The FDA later reopened the comment period for the advance notice of proposed rulemaking and set August 18, 2014 as the deadline for comments. In July 2013, the FDA announced the criteria to be used to determine whether pet food and farmed animal feeds that are contaminated with salmonella will be considered to be adulterated under section 402(a)(1) of FD&C Act in the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals” (the “CPG”). According to the CPG, any finished pet food contaminated with any species of salmonella will be considered adulterated and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with the pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of salmonella that is considered to be pathogenic for the animal species for which the feed is intended. The finalization of the RFR Draft Guidance and the possible issuance of a rule pursuant to the FSMA by the FDA may impose additional requirements on us. We believe that we have adequate procedures in place to assure that our finished products are safe to use in animal feed and pet food and we do not currently anticipate that the FDAAA will have a significant impact on our operations or financial performance. Any pathogen, such as salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products.

In addition, the FSMA was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is a mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, the FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, the FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became a final rule on February 5, 2013, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FMSA also requires the FDA to develop new regulations that, among other provisions, place additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the FD&C Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. Other new FDA regulations mandated by the FSMA and currently in the proposed stage will require registered facilities to perform hazard analyses and to implement preventive plans to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food, which is defined in Section 201(f) of the FD&C Act to include “articles used for food or drink for man or other animals.” The FDA proposed new rules on January 16, 2013 and October 29, 2013 addressing preventive controls for food for humans and for animals, respectively, and reissued revised proposed rules for human food and animal feed on September 29, 2014. These proposed rules would create regulations applicable to facilities that manufacture, process, pack and hold human or animal food requiring these facilities to establish and implement written food safety plans, which include hazard analyses, written preventive controls that provide assurance that significant hazards identified as known or reasonably foreseeable will be significantly reduced or prevented, monitoring of preventive controls, corrective actions, verification and recordkeeping. The proposed rule pertaining to animal food would create new Current Good Manufacturing Practice (“CGMP”) regulations, which are mandatory manufacturing procedures to protect against the possibility of a foodborne illness outbreak through contaminated food, that are specifically applicable to the manufacturing, processing, packing and holding of animal food. The proposed rule pertaining to human food would revise the CGMP regulations that are currently applicable to the manufacturing, processing, packing and holding of human food. For both human and animal food, the CGMP regulations would apply to each of the following areas: personnel, the facility and grounds, sanitation, water supply, equipment and utensils, facility operations, and the holding and distribution of the human or animal food. Human and animal food facilities will need “qualified individuals,” those with appropriate training or job experience in the development and application of risk-based preventive controls, to prepare, evaluate and maintain the safety plan and preventive controls. Rulemaking proposed on July 29, 2013 and proposed with revisions on September 29, 2014 would extend similar requirements to imported foods intended for humans or animals. This proposed imported foods rule designates the importer as the party responsible for verifying that process controls and CGMP were used by the foreign manufacturer to control significant hazards that are known or reasonably foreseeable in the imported food. On February 5, 2014, the FDA proposed new regulations for the sanitary transportation of human and animal foods, which establishes sanitary transportation practices that are to be used by shippers, motor vehicle and rail carriers, and receivers engaged in the transportation of food. We have followed the FSMA throughout its legislative history and have renewed registrations for all of our facilities and implemented hazard prevention controls and other procedures which continue to be assessed under the proposed rules to determine if they comply. Such rulemaking could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA promulgates the new regulations provided for by the FSMA.

As a result of our international operations, we could be adversely affected by additional foreign regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the E.U., harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation 999/2001 (“TSE Regulation”) and in other instruments such as Regulation 1069/2009 on animal by-products and food and feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”) in feed for farmed animals. A ban on the feeding of mammalian PAP to cattle, sheep and goats was first introduced in July 1994. The ban was expanded in January 2001 with the feeding of all PAP to all farmed animals being prohibited, with certain limited exceptions. Only certain animal proteins considered to be safe (such as fishmeal) can be used, and even then under very strict conditions. Other animal-derived products besides PAP, such as collagen and gelatin from non-ruminants and hydrolyzed protein, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals and the European Commission is currently investigating the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin. For that purpose, the BSE status of member states of the European Union (E.U. Member States"), non-E.U. members of the European Economic Area-European Free Trade Association and other countries or regions (such other countries or regions, “third countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk and an undetermined risk. This classification is in line with that of the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following E.U. Member States are classified as having a controlled BSE risk: Bulgaria, Cyprus, Czech Republic, Estonia, France, Germany, Greece, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, Poland, Portugal, Slovakia, Spain and the United Kingdom. The other E.U. Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more E.U. Member States may have a negative impact on Darling Ingredients International. Under E.U. legislation, imported products from outside the E.U. must meet the same safety standards as products produced in E.U. Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of third countries. Regulation 1069/2009 on animal by-products establishes rules intended to prevent the outbreak of certain diseases such as BSE. Regulation 1069/2009 imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), including H5N1, H7N3, H7N9, H10N8 and H5N8 strains of avian influenza and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. To date, the H5N1 strain has not been reported in North America. Outbreaks of the H7N3 strain, however, were reported on chicken farms in Mexico during 2012 and again in February 2013. There have been no reports of human cases of the H7N3 strain. Human cases of the H7N9 and H10N8 strains were reported in China in 2013 and 2014, respectively. Both the H7N9 and H10N8 strains are believed to be an animal virus that infects people in rare cases. To date, however, there have been no incidences of person-to-person transmission of the H7N9 or the H10N8 Bird Flus reported. Another highly pathogenic strain (H5N8) was reported on commercial poultry farms in Germany, the Netherlands and in the United Kingdom in November 2014. This H5N8 strain was subsequently reported in commercial poultry farms in Western Canada and backyard flocks in the Northwestern U.S. in December 2014. More recently, on January 24, 2015, a commercial poultry farm in California was quarantined after turkeys on the farm were confirmed by state and federal health officials to have the H5N8 Bird Flu. Restrictions on the movement of animals and animal products in a country or region infected with a highly infectious disease, such as Bird Flu, are commonly used to prevent further spread of the disease.

In April 2013, the first case of porcine epidemic diarrhea ("PED") virus was confirmed in the United States on a hog farm in Ohio. The disease has since spread into 33 states in the U.S. and in Ontario and three other Canadian provinces. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. However, any outbreak that is severe enough to significantly reduce the pig population in a country or region could reduce the availability of pork raw material to our plants.  Animal health experts believe the PED virus is spread primarily through contaminated feces, although other transmission routes continue to be studied.  On January 30, 2015, scientists in the College of Veterinary Sciences at the University of Minnesota released its report titled “Risk Assessment of Feed Ingredients as Vehicles in the Transmission of the PED Virus.” This risk assessment concluded that the virus is unlikely to survive the rendering process. Therefore, the risk of spreading PED through rendered animal fats and proteins was determined to be negligible. Because data on the effects of spray drying on the virus is limited, the risk of spreading PED through spray dried blood products was determined to be negligible to low. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal byproducts, as contributing to the spread of the PED virus could negatively affect demand for our products as ingredients in pig feeds in the U.S and in Canada.

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

The E.U. has enacted several disease control directives, as well as other legislation regarding the notification of animal diseases within the community and veterinary and zoo technical checks, among others. The applicable legislation generally enables the E.U. to take preventive measures, as well as act promptly in case of an outbreak, by restricting the circulation of livestock and products at risk of being infected within the E.U. and implementing bans on the imports of such products. For instance, there are preventive measures against Bird Flu that must be implemented by all the E.U. Member States. In the event of an outbreak of Bird Flu, the European Council’s Directive 2005/94/EC of December 20, 2005 on community measures for the control of avian influenza provides for preventive measures relating to the surveillance and the early detection of Bird Flu and the minimum control measures to be applied in the event of an outbreak of that disease in poultry or other captive birds. The E.U. is empowered to act quickly in the case of an outbreak by defining protection and surveillance risk zones and adopting measures such as restricting the movement of live poultry and certain poultry products to other E.U. Member States or to third countries. The most recent case where the E.U. took certain measures in light of outbreaks of Bird Flu was in August 2013 in Italy. In addition, E.U. import bans have also been placed on potentially risky poultry products and susceptible imports from third countries with Bird Flu outbreaks.

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

We and our customers for whom we manufacture products may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product recalls resulting from developments relating to the discovery of unauthorized adulterations to food additives or from allegations that our food ingredients have not performed adequately in the end product, even where food safety is not a concern. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the E.U., where an E.U. Member State could recall a product in connection with the recall of such product in another E.U. Member State. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability claims, whether or not legitimate, or product recalls, whether voluntary or mandatory. We may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or against one of our customers for whom we manufacture or provide products, or our or their agreement to settle a product liability claim or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Any such claim could also result in adverse publicity and negatively impact our reputation.

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

Changes in consumer preference could negatively impact our business.

The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products or those of our customers for whom we manufacture products, and could have an adverse effect on our financial results.

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

We could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages. We own or operate numerous properties, have been in business for many years and have acquired and disposed of properties and businesses over that time. During that time, we or other owners or operators may have generated or disposed of wastes or stored or handled other materials that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around our facilities. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in the United States, also known as the Superfund law, responsibility for the cost of cleanup of a contaminated site can be imposed upon current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. Similar laws outside the United States impose liability for environmental cleanup, often under the polluter pays theory of liability but also based upon ownership in some circumstances. There can be no assurance that we will not face extensive costs or penalties that would have a material adverse effect on our financial condition and results of operations. For example, we have received notice from the EPA relating to alleged river sediment contamination in the Lower Passaic River area of New Jersey. See Item 3. “Legal Proceedings.” In addition, future developments, such as more aggressive enforcement policies, new laws or discoveries of currently unknown contamination conditions, may also require expenditures that may have a material adverse effect on our business and financial condition.

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

The Company is in the process of a multi-year project to replace our existing work management, financial and supply chain software applications with a new suite of systems, including a company-wide enterprise resource planning (“ERP”) system. This multi-year project will be extended to the replacement of Rothsay’s system as part of the process of integrating that system with Darling’s systems. We currently do not intend to replace Darling Ingredients International’s system. The ERP system’s implementation process involves a number of risks that may adversely hinder our business operations and/or affect our financial condition and results of operations, if not implemented successfully. The need to implement this project in connection with the integration of the operations of Rothsay could create additional risks. The ERP system’s implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. We believe that our future success will depend in part on our ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for these types of skilled personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. The failure to hire and retain such personnel could materially adversely affect our business, results of operations and financial condition.

In certain markets we are highly dependent upon a single operating facility and various events beyond our control could cause an interruption in the operation of our facilities, which could adversely affect our business in those markets.

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

Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including potential tax reform in the U.S. to broaden the tax base and reduce deductions or credits, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of January 3, 2015, the Company had approximately $1.3 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, approximately 23% of Darling’s employees, 24% of Rothsay’s employees and 36% of Darling Ingredients International’s employees are covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years, some of which may have already expired and are in the process of being re-negotiated. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans and our European pension funds may require minimum funding contributions.

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

In the European Union, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of European Union pension funds are mostly regulated on a national level.  The IORP Directive is currently being reformed. In March 2014, the European Commission published a new draft IORP Directive (“IORP Directive II”).  The European Commission’s initial proposal for the IORP Directive II included minimum solvency requirements similar to those under the Solvency II Directive (Directive 2009/138/EC) (which is the main legislation for the insurance industry in the European Union and is being implemented).  The European Commission subsequently decided to withdraw such  requirements and the IORP Directive II, as published, does not make substantive changes to the solvency requirements under the current IORP Directive.  The IORP Directive II is currently going through the legislative process at the European Union level. It is difficult to predict, at this stage, what form the final legislation will take and what impact (if any) it will have on the solvency requirements of pension funds. It is possible that the final legislation could require us to comply with increased minimum coverage requirements, which could burden us and negatively impact our liquidity and results of operations.

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

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the U.S. and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, North Korea and Ukraine, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

Our products may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

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

The healthcare reform legislation in the United States and its implementation regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, were signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. While the ultimate impact is not yet known, it is possible that these provisions, once implemented, could significantly increase our U.S. compensation costs, which would reduce our net income and adversely affect our cash flows.

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

We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant.

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

•
the ongoing integration of Darling Ingredients International and Rothsay, the effect of those acquisitions on our business going forward and our ability to realize growth opportunities as a result therefrom;

•	our ability to repay our debt;

•	our access to financial and capital markets to refinance our debt;

•	performance of our joint venture investments, including the DGD Joint Venture;

•	our dividend policy;

•	market conditions in the industry and the general state of the securities markets;

•	investor perceptions of us and the industry and markets in which we operate;

•	governmental legislation or regulation;

•	currency and exchange rate fluctuations; and

•	general economic and market conditions, such as U.S. or global reactions to economic developments, including regional recessions, currency devaluations or political unrest.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" - "Senior Secured Credit Facilities" and "5.375% Senior Notes due 2022."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of January 3, 2015, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of January 3, 2015, the Company operates a global network of over 200 locations, including 140 production facilities, across five continents. All of the processing facilities are owned except for 16 leased facilities and the Company owns or leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of January 3, 2015 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery By-Products
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Dardanelle, Arkansas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products

Doswell, Virginia, United States	Bakery By-Products
Dundas, Ontario, Canada	Animal By-Products
Eching, Germany	Hides
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Henderson, Kentucky, United States	Animal By-Products
Henderson, Kentucky, United States	Bakery By-Products
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery By-Products
Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Missouri, United States	Hides
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery By-Products
Maryborough, Australia	Blood
Mason City, Illinois, United States	Animal By-Products
Memmingen, Germany	Hides
Mering, Germany	Animal By-Products
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery By-Products
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery By-Products
Omaha, Nebraska, United States	Animal By-Products
Russellville, Kentucky, United State	Animal By-Products
San Francisco, California, United States	Bakery By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Animal By-Products
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Animal By-Products
Turlock, California, United States	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery By-Products
Wichita, Kansas, United States	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Amere, Netherlands	CTH
Amparo, Brazil	Gelatin
Angouleme, France	Gelatin
Da'an, China	Gelatin
Dubuque, Iowa, United States	Gelatin
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Epolzheim, Germany	Fat
Gent, Belgium	Gelatin
Girona, Spain	Gelatin
Harlingen, Netherlands	Fat
Hurlingham, Agrentina	Gelatin

Ilse-Sur-La-Sorgue, France	Gelatin
Kaiping, China	Gelatin
Peabody, Massachusetts, United States	Gelatin
President Epitacio, Brazil	Gelatin
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Gelatin
Zheijong, China	Gelatin

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Butler, Kentucky, United States	Biodiesel
Denderleeuw, Belgium	Bioenergy
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Saint-Catherine, Quebec Canada	Biodiesel
Son, Netherlands	Bioenergy

Rent expense for our leased properties was $6.7 million in the aggregate in fiscal 2014.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 3, 2015 and December 28, 2013, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.9 million and $35.5 million, respectively.  The Company has insurance recovery receivables of approximately $11.4 million and $8.8 million as of January 3, 2015 and December 28, 2013, respectively, related to these liabilities. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

	Market Price
Fiscal Quarter	High	Low
2014:
First Quarter	$21.13	$19.15
Second Quarter	$21.27	$19.19
Third Quarter	$20.99	$18.42
Fourth Quarter	$19.09	$16.75
2013:
First Quarter	$18.73	$16.04
Second Quarter	$19.85	$16.53
Third Quarter	$21.46	$19.06
Fourth Quarter	$23.84	$19.29

On February 25, 2015, the closing sales price of the Company's common stock on the NYSE was $17.49.  The Company has been notified by its stock transfer agent that as of February 25, 2015, there were 154 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2015.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from January 2, 2010 to January 3, 2015, assuming the investment of $100 on January 2, 2010 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED JANUARY 3, 2015 PRICE/INDEX

300
250
200
150
100
50
247.85
216.71
204.94
195.89
185.44
184.78
158.47
158.59
161.25
138.56
126.86
123.03
121.56
118.72
127.39
126.30
125.90
118.76
119.00
101.14
100.00
01/02/10
01/01/11
12/31/11
12/29/12
12/28/13
01/03/15
DAR
DJPOL
RUSS 2K
AGRI FOOD

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 3, 2015, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,495,354	(1)	$17.60	8,829,332
Equity compensation plans not approved by security holders	–		–	–
Total	1,495,354		$17.60	8,829,332

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 3, 2015, December 28, 2013, and December 29, 2012, and the related notes thereto.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	Fifty-three	Fifty-two	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 3,	December 28,	December 29,	December 31,	January 1,
	2015 (l)	2013 (k)	2012 (j)	2011	2011 (i)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales (m)	$3,956,443	$1,802,268	$1,772,552	$1,797,249	$724,909
Cost of sales and operating expenses (a), (m)	3,123,171	1,339,819	1,303,727	1,268,221	531,699
Selling, general and administrative expenses	374,580	170,825	151,713	136,135	68,042
Depreciation and amortization	269,517	98,787	85,371	78,909	31,908
Acquisition and integration costs	24,667	23,271	—	—	10,798
Operating income	164,508	169,566	231,741	313,984	82,462
Interest expense (b)	135,416	38,108	24,054	37,163	8,737
Foreign currency (gain)/loss (f)	13,548	(28,107)	—	—	—
Other (income)/expense, net, (c), (d), (e)	(299)	3,547	(1,760)	2,955	3,382
Equity in net (income)/loss of unconsolidated subsidiary	(65,609)	(7,660)	2,662	1,572	—
Income from continuing operations before income taxes	81,452	163,678	206,785	272,294	70,343
Income tax expense	13,141	54,711	76,015	102,876	26,100
Net Income	$68,311	$108,967	$130,770	$169,418	$44,243
Net Income attributable to minority interests	(4,096)	—	—	—	—
Net Income attributable to Darling	$64,215	$108,967	$130,770	$169,418	$44,243
Basic earnings per common share	$0.39	$0.91	$1.11	$1.47	$0.53
Diluted earnings per common share	$0.39	$0.91	$1.11	$1.47	$0.53
Weighted average shares outstanding	164,627	119,526	117,592	114,924	82,854
Diluted weighted average shares outstanding	165,059	119,924	118,089	115,525	83,243
Other Financial Data:
Adjusted EBITDA (a), (g)	$434,025	$268,353	$317,112	$392,893	$114,370
Depreciation	185,955	66,691	57,305	50,891	26,328
Amortization	83,562	32,096	28,066	28,018	5,580
Capital expenditures (h)	228,918	118,307	115,413	60,153	24,720
Balance Sheet Data:
Working capital	$569,570	$950,698	$158,578	$92,423	$30,756
Total assets	5,170,713	3,244,133	1,552,416	1,417,030	1,382,258
Current portion of long-term debt	54,401	19,888	82	10	3,009
Total long-term debt less current portion	2,098,039	866,947	250,142	280,020	707,030
Stockholders’ equity attributable to Darling	1,952,990	2,020,952	1,062,436	920,375	464,296

(a)
Included in fiscal 2014 are non-cash charges for the step-up of inventory acquired in the VION Acquisition of approximately $49.8 million. Additionally, fiscal 2011 and fiscal 2010 includes certain immaterial amounts that have been reclassified to conform to fiscal 2012 through fiscal 2014 presentation.

(b)
Included in interest expense for fiscal 2014 is a redemption premium and a write-off of deferred loan costs of approximately $27.3 million and $4.3 million, respectively. Included in interest expense for fiscal 2013 is approximately $13.0 million for bank financing fees from an unutilized bridge facility. Fiscal 2012 includes the write-off of approximately $0.7 million in deferred loan costs as a result of the final payoff on the term loan portion of the Company's previous secured credit facilities. Included in interest expense for fiscal 2011 is approximately $4.9 million in deferred loan costs that were written off due to early payoff of a portion of a term loan from the Company's previous secured credit facilities and in fiscal 2010 is approximately $3.1 million for bank financing fees paid from a previous acquisition.

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

(f)
Included in fiscal 2014 and fiscal 2013, the Company recorded a loss of approximately $12.6 million and a gain of approximately $27.5 million, respectively on foreign currency exchange forward hedge contracts.

(g)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles ("GAAP").  Since EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at January 3, 2015.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
Net income attributable to Darling	$64,215	$108,967	$130,770	$169,418	$44,243
Depreciation and amortization	269,517	98,787	85,371	78,909	31,908
Interest expense	135,416	38,108	24,054	37,163	8,737
Income tax expense	13,141	54,711	76,015	102,876	26,100
Other, net	13,249	(24,560)	(1,760)	2,955	3,382
Equity in net (income)/loss of unconsolidated subsidiaries	(65,609)	(7,660)	2,662	1,572	—
Net income attributable to noncontrolling interests	4,096	—	—	—	—
Adjusted EBITDA	$434,025	$268,353	$317,112	$392,893	$114,370

(h)
Fiscal 2014 excludes the capital assets acquired as part of the VION Acquisition and the Custom Blenders acquisition of approximately $984.2 million. Excludes the capital assets acquired in the Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction") and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million. Excludes the capital assets acquired as part of the RVO BioPur, LLC acquisition in fiscal 2012 of approximately $0.6 million. Finally, excludes the capital assets acquired as part of the merger of Griffin Industries, Inc. (together with its subsidiaries "Griffin") and from Nebraska By-Products, Inc. of approximately $243.7 million in fiscal 2010.

(i)	Subsequent to the date of acquisition, fiscal 2010 includes 2 weeks of contribution from the Griffin Industries, Inc. assets and 31 weeks of contribution from the assets of Nebraska By-Products, Inc.

(j)	Subsequent to the date of acquisition, fiscal 2012 includes 29 weeks of contribution from the RVO BioPur, LLC assets.

(k)	Subsequent to the date of acquisition, fiscal 2013 includes 18 weeks of contribution from the TRS assets and 9 weeks of contribution from the assets of Rothsay.

(l)	Subsequent to the date of acquisition, fiscal 2014 includes 52 weeks of contribution and 14 weeks of contribution from the VION Acquisition and the Custom Blenders acquisition, respectively.

(m)
Includes certain reclassifications from net sales to cost of sales and operating expenses of approximately $78.7 million and $71.1 million in fiscal 2013 and fiscal 2012, respectively to conform to current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading "Forward Looking Statements" and in Item 1A of this report under the heading "Risk Factors."

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

Fiscal 2014 Overview

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

On January 7, 2014, we acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2015 included herein. The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, we completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2015 included herein. Prior to the VION Acquisition and the Rothsay Acquisition (together, the "Acquisitions"), the Company had no material foreign operations. As a result of the Acquisition's, the Company’s business is now conducted through a global network of over 200 locations across five continents.

Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets; however, none of the Company's historical operations fall within the Food Ingredients operating segment and therefore, there is no comparable financial information for the Food Ingredients operating segment for prior years. As a result, fiscal 2014 operations are not comparable to fiscal 2013 and fiscal 2012.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and ovine blood in China, Europe and North America into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North American and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ("Valero") to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended January 3, 2015 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of this report under the heading "Risk Factors."

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

Fiscal Year Ended January 3, 2015 Compared to Fiscal Year Ended December 28, 2013

Fiscal 2014 includes an additional week of operations which occurs every five to six years. In fiscal 2014 the additional week increased net sales and operating income by approximately $71 million and $3 million, respectively.

As a result of the VION Acquisition and the Rothsay Acquisition, the Company's results for the twelve months of fiscal 2014 include 52 weeks of operations from the VION Acquisition and 53 weeks from the Rothsay Acquisition, as compared to no operations from the VION Acquisition and 9 weeks from the Rothsay Acquisition in the twelve months of fiscal 2013. Net income attributable to Darling for the fiscal year ended January 3, 2015 was $64.2 million, or $0.39 per diluted share, as compared to net income of $109.0 million, or $0.91 per diluted share, for the fiscal year ended December 28, 2013. The results for the fiscal years of fiscal 2014 and 2013, respectively, include the following after-tax costs:

Fiscal 2014

•
$31.3 million ($0.19 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$19.9 million ($0.12 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$21.0 million ($0.13 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$7.9 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Fiscal 2013

•
$15.3 million ($0.13 per diluted share) associated with the acquisition costs of the Rothsay Acquisition, the acquisition costs related to the acquired shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction") and the incurred costs related to the VION Acquisition during the period;

•	$8.0 million ($0.07 per diluted share) related to an unused bridge financing facility commitment associated with the VION Acquisition; and

•
$(16.9) million ($0.14 per diluted share) related to an unrealized gain on certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Without the inventory step-up cost, the redemption premium and deferred loan write-off associated with the 8.5% Senior Notes, the acquisition and integration costs and the euro forward contract hedge, net income and diluted earnings per common share would have been $144.3 million and $0.88 per diluted share, respectively, for the fiscal year ended January 3, 2015, as compared to $115.4 million and $0.97 per share, respectively, for the fiscal year ended December 28, 2013.

Segment operating income for the fiscal year ended January 3, 2015 was $164.5 million, which reflects a decline of $5.1 million, or 3.0%, as compared to the fiscal year ended December 28, 2013. The results for fiscal year 2014 include an increase to cost of sales of $49.8 million related to the inventory step-up associated with the required purchase accounting for the VION Acquisition. Without these costs, segment operating income for fiscal year 2014 would have been $214.3 million, or 26.4% higher than the same period in 2013. Including the Company’s share of net income of unconsolidated subsidiaries, primarily the DGD Joint Venture, segment income for the year ended January 3, 2015 would have been $279.9 million, or $102.6 million (57.9%) higher than the same period in 2013. The DGD Joint Venture has not yet distributed any earnings to its venture partners.

Non-U.S. GAAP Measures

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at January 3, 2015.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

In addition, the Company's management used adjusted diluted earning per share as a measure of earnings due to the significant merger and acquisition activity of the Company. However, adjusted earnings per share is not a recognized measurement under GAAP, should not be considered as an alternative to diluted earnings per share presented in accordance with GAAP. Adjusted diluted earnings per share, is defined as adjusted net income attributable to Darling divided by the weighted average shares of diluted common stock. Adjusted net income attributable to Darling is defined as a reconciliation of net income attributable to Darling, net of tax (i) adjusted for net of tax acquisition and integration costs related to merger and acquisitions, (ii) net of tax amortization of acquisition related intangibles and (iii) net of tax certain non-recurring items that are not part of normal operations. This measure is solely for the purpose of calculating adjusted diluted earnings per share and is not intended to be a substitute or presentation in accordance with GAAP.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Fiscal Year Ended
(dollars in thousands)	January 3, 2015	December 28, 2013
Net income attributable to Darling	$64,215	$108,967
Depreciation and amortization	269,517	98,787
Interest expense	135,416	38,108
Income tax expense/(benefit)	13,141	54,711
Foreign currency loss/(gain)	13,548	(28,107)
Other expense/(income), net	(299)	3,547
Equity in net (income)/loss of unconsolidated subsidiaries	(65,609)	(7,660)
Net (loss)/income attributable to noncontrolling interests	4,096	—
Adjusted EBITDA (Non-GAAP)	$434,025	$268,353

Non-cash inventory step-up associated with VION Acquisition	49,803	—
Acquisition and integration-related expenses	24,667	23,271
Darling Ingredients International - 13th week (1)	4,100	—
Pro forma Adjusted EBITDA (Non-GAAP)	$512,595	$291,624

DGD Joint Venture Adjusted EBITDA (Darling's Share) (2)	$81,639	$16,490

(1) January 7, 2014 closed on VION Ingredients, thus the 13th week would be EBITDA adjusted for January 1, 2014 through January 7, 2014.
(2) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the year ended January 3, 2015, the Company generated Adjusted EBITDA of $434.0 million, as compared to $268.4 million in the same period in 2013. The increase was primarily attributable to the newly acquired Rothsay and VION Ingredients businesses. On a Pro forma Adjusted EBITDA basis, the Company would have generated $512.6 million in fiscal 2014, as compared to a Pro forma Adjusted EBITDA of $291.6 million in the same period in 2013. The increase in Pro forma Adjusted EBITDA is attributable to the inclusion of the newly acquired Rothsay and VION Ingredients businesses.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Fiscal Year Ended
(dollars in millions, except earnings per share)	January 3, 2015	December 28, 2013	December 29, 2012
Net income attributable to Darling	$64.2	$109.0	$130.8
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	31.3	—	—
Acquisition and integration costs	21.0	15.3	—
Amortization of intangibles	52.6	19.7	17.7
Bridge financing	—	8.0	—
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	19.9	—	—
Foreign currency hedge of VION purchase price	7.9	(16.9)	—
Adjusted income attributable to Darling (non GAAP)	$196.9	$135.1	$148.5

Weighted average shares of common stock outstanding	165,059	119,924	118,089

Diluted earnings per share, as reported	$0.39	$0.91	$1.11

Non-cash inventory step-up associated with the VION Acquisition	0.19	—	—
Acquisition and integration costs	0.13	0.13	—
Amortization of intangibles	0.32	0.16	0.15
Bridge financing	—	0.07	—
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	0.12	—	—
Foreign currency hedge of VION purchase price	0.05	(0.14)	—
Adjusted diluted earnings per share attributable to Darling (non GAAP)	$1.20	$1.13	$1.26

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for fiscal 2014 and fiscal 2013, which were impacted by biofuel tax incentives and nonrecurring acquisition and integration costs. The effective tax rate used for calculating NonGAAP Adjusted EPS in the above table for the year ended January 3, 2015, December 28, 2013 and December 29, 2012 was 37.1%, 38.5% and 36.8%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Effective December 29, 2013, the Company's business operations were reorganized into three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. As a result, fiscal 2014 operations are not comparable to fiscal 2013 and fiscal 2012.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/ (loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income/ (loss) before income taxes					$81,452

Feed Ingredients operating income for fiscal year 2014 was $192.3 million, a decrease of $24.9 million as compared to the twelve months of fiscal 2013. The results for the twelve months of fiscal 2014 include $14.2 million related to the non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition. Without the non-cash inventory step-up adjustment, the Feed Ingredients operating income for the twelve months of fiscal 2014 would have been $206.5 million. On an adjusted basis, the Feed Ingredients segment declined by $10.7 million as compared to the same period in fiscal 2013. Lower earnings in the United States operations, which related primarily to the bakery feeds unit, severe winter weather in the first quarter of fiscal 2014, and lower finished fat prices, particularly in our non-formula business, were partially offset by the newly acquired operations in Europe, Canada and China, which generally performed as expected.

Food Ingredients operating income for fiscal year 2014 was $26.9 million. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the prior year period to provide comparability. The Food Ingredients segment results for the twelve months of fiscal 2014 include $35.3 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income for the twelve months of fiscal 2014 would have been $62.2 million. The gelatin business performed modestly lower to the prior year as result of margin pressure from a decrease in finished product prices, softness in demand in China and increased raw material prices in South America driven from demand in alternative end markets. The European specialty ingredients business performed comparably to the prior year, not withstanding the issue associated with the closing of the Russian trade border in the second quarter of fiscal 2014. The Company's casing business also performed comparably to the prior year.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2014 was $21.3 million, an increase of $19.7 million as compared to $1.6 million in fiscal 2013. Including the DGD Joint Venture, the Fuel Ingredients segment income for the twelve months of fiscal 2014 was $85.1 million as compared to $9.3 million in the same period in fiscal 2013. The financial results are improved over the same period of fiscal 2013 mainly due to the inclusion of the newly acquired European business. The results were below expectations as the North American biofuel results were negatively impacted by lower RIN values during fiscal 2014, resulting from an uncertain regulatory environment with respect to the U.S. mandated RVO requirements for 2014 and the shutdown of the DGD Facility as a result of the fire incident on August 3, 2014. The passing of the blenders tax credit in December 2014 increased results in the forth quarter of fiscal 2014 by approximately $5.5 million at Darling's U.S. and Canada plants and by approximately $63.0 million at the DGD Joint Venture.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the twelve months ended January 3, 2015, the raw material processed by the Company totaled 8.97 million metric tons. Of this amount, 6.85 million metric tons was in the Feed Ingredients segment, 1.1 million metric tons was in the Food Ingredients segment, and 1.1 million metric tons was in the Fuel Ingredients segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture. Globally, raw material volumes were in line with the Company’s expectations.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Gross Margin %	23.0%	17.5%	20.2%	—	21.1%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2013
Net Sales	$1,788,563	$—	$13,705	$—	$1,802,268
Cost of sales and operating expenses	1,329,057	—	10,762	—	1,339,819
Gross Margin	459,506	—	2,943	—	462,449

Gross Margin %	25.7%	—%	21.5%	—%	25.7%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, for the year ended January 3, 2015, the gross margin percentage was 21.1% compared to 25.7% for the twelve months ended December 28, 2013, or a decrease of 4.6 points (17.9%). Adjusting for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage would have been 22.3% or a decrease of 3.4 points (13.1%). The reduction in the adjusted gross margin percentage results from the VION Acquisition and modestly lower margins in the Feed Ingredients segment.

In the Feed Ingredients segment for year ended January 3, 2015, the gross margin percentage was 23.0% as compared to 25.7% for the comparable period in fiscal 2013, or a decrease of 2.7 points (10.5%). Adjusting for the impact of the non-cash inventory step-up related to this segment of $14.2 million, the gross margin percentage for the twelve months in fiscal 2014 would have been 23.6% or a decrease of 2.1 points (5.1%). The reduction in adjusted gross margin percentage is attributable to lower finished product selling prices for fat in the United States animal by-products division, which were only partially offset by lower raw material costs and increased volumes in the bakery feeds unit as result of a significant decline in corn prices.

In the Food Ingredients segment for the year ended January 3, 2015, the gross margin percentage was 17.5% as compared to nil during the twelve months of fiscal 2013. Adjusting for the impact of the non-cash inventory step-up related to this segment of $35.3 million, the gross margin percentage for the twelve months of fiscal 2014 would have been 20.4%.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the twelve months ended January 3, 2015, the gross margin percentage was 20.2% as compared to 21.5% for the same period in fiscal 2013, or a decrease of 1.3 points (6.0%). Adjusting for the impact of the non-cash inventory step-up had no impact on the gross margin percentage in fiscal 2014. The increase in adjusted gross margin percentage is related to the inclusion of the newly acquired businesses. In addition, in fourth quarter of fiscal 2014 the Company recorded revenues of approximately $5.5 million related to the blenders tax tax credit.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for fiscal year 2014 and comparing the yearly average rates to the spot rate at the end of January 2015, the U.S. dollar continues to strengthen. The impact of the strengthened U.S. dollar would result in an annual decrease in net sales and operating income of approximately $290 million and approximately $31 million, respectively if the same amount of non-domestic operations were attained in fiscal 2015. This is impacted mainly by the drop in the euro as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate of €1.00:USD$1.32704 and CAD$0.90446:USD$1.00 as compared to the January 31, 2015 spot rate of €1.00:USD$1.13355 and CAD$0.78974:USD$1.00, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $41.8 million during fiscal year 2014, a $21.0 million increase from $20.8 million during fiscal year 2013. The increase was primarily due to an increase in professional fees and corporate staff costs to support the new global business and the impact of one extra week of operations.

Acquisition Costs.  Acquisition and integration costs primarily related to the VION Acquisition and the Rothsay Acquisition were $24.7 million during fiscal year 2014, as compared to $23.3 million of acquisition and integration costs primarily related to the VION Acquisition, Rothsay Acquisition, and the TRS Transaction in fiscal year 2013.

Depreciation and Amortization.  Depreciation and amortization charges increased $4.2 million to $9.5 million during fiscal year 2014 as compared to $5.3 million during fiscal year 2013.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the ERP system.

Interest Expense. Interest expense was $135.4 million for the year ended January 3, 2015, compared to $38.1 million for the year ended December 28, 2013, an increase of $97.3 million. The increase in interest expense is due to (i) the redemption premium paid of approximately $27.3 million to retire the Company’s 8.5% Senior Notes due 2018, (ii) the increase in debt outstanding as a result of the borrowings to pay for the VION Acquisition and the Rothsay Acquisition, (iii) the incurrence and resultant amortization of deferred loan costs associated with the borrowings for the VION Acquisition and Rothsay Acquisition, and (iv) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior Notes due 2018. Excluding the impact of the redemption premium and the write-off of deferred loan costs, the Company's average cost of borrowing during the year ended January 3, 2015 was approximately 4.0%.

Foreign Currency Gains/(Losses).  Foreign currency losses were $13.5 million during the year ended January 3, 2015 as compared to a gain of approximately $28.1 million for the year ended December 28, 2013. Of the overall foreign currency loss, approximately $12.6 million relates to certain euro forward contracts entered into to hedge against foreign exchange risks related to the acquisition price in the VION Acquisition. In fiscal 2013, the Company recorded a gain on these same contracts of approximately $27.5 million.

Other Income/Expense. Other income was $0.3 million for the twelve months of fiscal 2014, compared to expense of $3.5 million in the same period of fiscal 2013.  The decrease in other expense for the twelve months of fiscal 2014 as compared to the same period in fiscal 2013 is primarily due to a prior year charge pursuant to the terms of the purchase agreement relating to the Company's acquisition in 2010 of Griffin Industries, Inc. to reimburse the former shareholders of Griffin Industries, Inc. for state income tax liability incurred by such shareholders as a result of the Company's election for certain tax treatment under Section 338(h)(10) of the U.S. Internal Revenue Code.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for the year ended January 3, 2015. In the year ended January 3, 2015 the net income was $63.8 million compared to a net income of $7.7 million in the same period in fiscal 2013. The $56.1 million increase in net income is primarily due the extension of a blenders tax credit during fiscal 2014, which more than offset any decrease in income due to the shutdown of the facility as result of the fire incident on August 3, 2014.

Income Taxes. The Company recorded income tax expense of $13.1 million for fiscal 2014, compared to $54.7 million of income tax expense recorded in fiscal 2013, a decrease of $41.6 million, which is primarily due to decreased pre-tax earnings of the Company in fiscal 2014.  The effective tax rate for fiscal 2014 and fiscal 2013 is 16.1% and 33.4%, respectively. The effective tax rate for fiscal 2014 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, relative mix of earnings among jurisdictions with different tax rates, non-deductible transaction-related costs, subpart

F income and change in valuation allowance. The effective tax rate for fiscal 2013 differs from the statutory rate of 35% primarily due to state taxes and the receipt of biofuel tax incentives from the DGD Joint Venture, which began production in June 2013.

The biofuel tax incentive has expired as of the end of fiscal 2014. Accordingly, if the tax provision is not re-enacted, the Company’s effective tax rate will be significantly impacted. Excluding the biofuel tax incentive and acquisition and integration-related costs, the Company’s effective tax rate for fiscal 2014 and fiscal 2013 is 37.1% and 38.5%, respectively.

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
Finished Product Commodity Prices. Prices for finished product commodities that Darling produced in 2013 are reported each business day on the Jacobsen, an established agribusiness trading exchange price publisher. The Jacobsen reports U.S. industry sales from the prior day's activity by product. The Jacobsen includes reported prices for protein (primarily meat and bone meal ("MBM") and poultry meal ("PM")), fats (primarily bleachable fancy tallow ("BFT"), poultry grease ("PG") and yellow grease ("YG")), which are end products of the Company's Rendering segment. During the first quarter of Fiscal 2012, the Jacobsen stopped reporting BBP, which is the end product of the Company's Bakery segment. As a result, the Company monitored prices for corn, which is a substitute commodity for BBP and generally indicative of BBP price performance. The Company regularly monitored Jacobsen reports on MBM, PM, BFT, PG, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. Although the Jacobsen provides one useful metric of performance, the Company's 2013 finished products are commodities that compete with other commodities such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, the Jacobsen does not provide data regarding international markets or forward or future period U.S. pricing. The Jacobsen prices quoted below are for delivery of the finished product at a specified U.S. location. Although the Company's U.S. prices generally move in concert with reported Jacobsen prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded U.S. finished products may also sell at prices that may be higher than the closest related product quoted by the Jacobsen. During Fiscal 2013, the Company's actual sales prices by product trended with the reported Jacobsen prices. Average Jacobsen prices (at the specified delivery point) for Fiscal 2013, compared to average Jacobsen prices for Fiscal 2012 follow:

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

During Fiscal 2013, net sales were $1,802.3 million as compared to $1,772.5 million during Fiscal 2012. The Rendering segments' operations process animal by-products and used cooking oil into fats (primarily BFT, PG and YG), protein (primarily MBM and PM (feed grade and pet food)) and hides. Fat was approximately $777.9 million and $809.7 million of net sales for the year ended December 28, 2013 and December 29, 2012, respectively, and protein was approximately $552.9 million and $496.2 million of net sales for the year ended December 28, 2013 and December 29, 2012, respectively. The increase in Rendering segment sales of $51.7 million and the decrease in Bakery segment sales of $29.5 million accounted for the $22.2 million increase in sales. The increase in net sales was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase in net sales due to acquisition of Rothsay	$32.4	$—	$—	$32.4
Increase in other sales	23.3	—	—	23.3
Increase in raw material volume	11.7	7.8	—	19.5
Purchase of finished product for resale	12.2	—	—	12.2
Increase/(decrease) in finished product prices	(19.6)	(36.5)	—	(56.1)
Decrease in yield	(8.3)	(0.8)	—	(9.1)
	$51.7	$(29.5)	$—	$22.2
Net change in net sales as a result of net sales reclassification to cost of sales and operating expenses to conform to current year presentation				7.6
				$29.8

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

During Fiscal 2013, cost of sales and operating expenses were $1,339.8 million as compared to $1,303.7 million during Fiscal 2012. The increase in Rendering segment cost of sales and operating expenses of $42.2 million, offset by the decrease in Bakery segment cost of sales and operating expenses of $13.7 million, accounted for substantially all of the $28.5 million increase in cost of sales and operating expenses. The increase in cost of sales and operating expenses was primarily due to the following (in millions of dollars):

	Rendering	Bakery	Corporate	Total
Increase/(decrease) in other cost of sales	$30.2	$(5.5)	$(0.7)	$24.0
Increase in cost of sales and operating expense due to the Rothsay Acquisition	19.6	—	—	19.6
Purchase of finished product for resale	11.8	—	—	11.8
Increase in raw material volume	4.1	3.7	—	7.8
Increase in energy costs, primarily natural gas and diesel fuel	6.0	0.7	0.7	7.4
Decrease in raw material costs	(29.5)	(12.6)	—	(42.1)
	$42.2	$(13.7)	$—	$28.5
Net change in net sales as a result of net sales reclassification to cost of sales and operating expenses to conform to current year presentation				7.6
				$36.1

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

Income Taxes. The Company recorded income tax expense of $54.7 million for Fiscal 2013, compared to income tax expense of $76.0 million recorded in Fiscal 2012, a decrease of $21.3 million, primarily due to a decrease in pre-tax earnings of the Company in Fiscal 2013. The effective tax rate for Fiscal 2013 and Fiscal 2012 is 33.4% and 36.8%, respectively. As previously stated, the difference from the federal statutory rate of 35% in Fiscal 2013 is primarily due to state taxes and the receipt of biofuel tax incentives from the DGD Joint Venture. The difference in Fiscal 2012 is primarily due to to state taxes and the section 199 qualified domestic production deduction.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at January 3, 2015. On January 3, 2015, debt outstanding under the Company's Amended Credit Agreement and the Company's 5.375% Notes consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$312,161
Term Loan B	$1,205,669
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	101,863
Letters of credit issued	32,198
Availability	$865,939

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. ("Darling Canada") and Darling International NL Holdings B.V. ("Darling NL") entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the "Former Credit Agreement"), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements.

•
As of January 3, 2015, the Company had availability of $865.9 million under the revolving loan facility, taking into account an aggregate of $101.9 million outstanding borrowings and letters of credit issued of $32.2 million.

•
As of January 3, 2015, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$7.5 million and $10.0 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of January 3, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €3.8 million and $4.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a Purchase Agreement (the "Original Purchase Agreement"), with the initial purchasers party thereto (the "Initial Purchasers"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the "5.375% Private Notes"). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014, Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling. In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling's subsidiaries entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the ("Indenture"). For a description of the terms of the 5.375% Notes see Note 10 of Notes to Consolidated Financial Statements.

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

The classification of long-term debt in the Company’s January 3, 2015 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement and the Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement and the 5.375% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement and the Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Working Capital and Capital Expenditures

On January 3, 2015, the Company had working capital of $569.6 million and its working capital ratio was 2.18 to 1 compared to working capital of $950.7 million and a working capital ratio of 6.38 to 1 on December 28, 2013.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents and working capital from the VION Acquisition. At January 3, 2015, the Company had unrestricted cash of $108.8 million and funds available under the revolving credit facility of $865.9 million, compared to unrestricted cash of $870.9 million and funds available under the revolving credit facility of $680.7 million at December 28, 2013.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $275.2 million and $210.7 million for the fiscal years ended January 3, 2015 and December 28, 2013, respectively, a decrease of $64.5 million due primarily to decrease in net income of approximately $40.7 million and changes in operating assets and liabilities that include a decrease in cash from income taxes refundable/payable of approximately $7.2 million, a decrease in cash used by accounts receivable of approximately $3.4 million, a decrease in cash used by inventory and prepaid expenses of approximately $13.3 million. Cash used by investing activities was $2,323.8 million during fiscal 2014, compared to $895.4 million in fiscal 2013, an increase of $1,428.4 million, primarily due to cash paid for the VION Acquisition.  Net cash provided by financing activities was $1,275.6 million during fiscal 2014 compared to cash provided by financing activities of $1,457.4 million in fiscal 2013, a decrease in cash provided of $181.8 million primarily due to repayment on revolver borrowings in fiscal 2014.

Capital expenditures of $228.9 million were made during fiscal 2014 as compared to $118.3 million in fiscal 2013, an increase of $110.6 million, or 93.5%, due primarily to capital expenditures from entities acquired in the VION Acquisition and Rothsay Acquisition during fiscal 2014. The Company expects to incur approximately $250.0 million in capital expenditures in fiscal 2015. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of January 3, 2015, the Company had spent approximately $37.3 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2016. The expected cash flow impact of this project will be in the range of approximately $40.0 million to $42.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $34.3 million in fiscal 2014, $4.7 million in fiscal 2013 and $3.1 million in fiscal 2012.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal 2014, the Company has accrued approximately $8.2 million as of January 3, 2015 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 3, 2015.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.4 million in order to meet minimum pension funding requirements to its domestic plans in fiscal 2015. In addition, the Company expects to make payments of approximately $6.1 million under its foreign pension plans in fiscal 2015.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2014 and fiscal 2013 of approximately $0.3 million and $4.0 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2014 of approximately $6.8 million, as compared to no contributions in fiscal 2013.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone and two have certified as endangered or yellow zone and one has certified as seriously endangered or Orange zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $2.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which is capable of producing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. On August 3, 2014, the facility shutdown as a result of a fire incident. The facility resumed operations on September 18, 2014. The DGD Joint Venture anticipates that the fire incident will be covered under its property and casualty insurance policies and the financial exposure is limited to the deductible. The DGD Joint Venture does not expect to file a business interruption claim.

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221.3 million (the “JV Loan”) to support the design, engineering and construction of the DGD Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets, consisting of substantially all of the plant, property and equipment of the DGD Facility, to the Lender, and the DGD Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding. As of January 3, 2015, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $178.9 million on the consolidated balance sheet. The DGD Joint Venture has not yet distributed any earnings to its venture partners. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners.

Financial Impact of VION Acquisition

On January 7, 2014, the Company acquired the VION Ingredients business division of VION Holding by purchasing all of the shares of the VION Companies. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 68 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood products and plasma meals, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a market leader in natural casings for the sausage industry with operations in Europe, China and the United States. The purchase price for the transaction was approximately €1.6 billion in cash. The purchase price was financed through (i) borrowings under the Amended Credit Agreement; (ii) proceeds from the Company’s $874.0 million public common stock offering; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the 5.375% Notes.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal 2014, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements". These factors coupled with volatile prices for natural gas and diesel fuel, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2015 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures related to the Company's ongoing installation activities with respect to its planned new ERP system project and cost related to integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 3, 2015 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$2,119,028	$28,264	$64,095	$378,706	$1,647,963
Operating lease obligations (c)	158,074	32,280	54,541	42,214	29,039
Capital lease obligations (c)	8,560	2,873	4,161	1,360	166
Estimated interest payable (d)	432,183	73,231	143,258	128,984	86,710
Purchase commitments (e)	116,069	116,069	—	—	—
Pension funding obligation (f)	6,464	6,464	—	—	—
Other obligations	24,852	23,264	710	434	444
Total	$2,865,230	$282,445	$266,765	$551,698	$1,764,322

(a)	The above table does not reflect uncertain tax positions at January 3, 2015. The Company's uncertain tax position is approximately $8.1 million.

(b)	Represents debt obligations outstanding as of January 3, 2015. See Note 10 to the consolidated financial statements.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of January 3, 2015.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $6.5 million in required contributions to domestic and foreign pension plans in fiscal 2015.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $66.9 million at the end of fiscal 2014.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of January 3, 2015 relate to operating lease obligations, letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at January 3, 2015 (in thousands):

Other commercial commitments:
Standby letters of credit	$32,198
Foreign bank guarantees	11,173
Total other commercial commitments:	$43,371

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $116.1 million of commodity products, consisting of approximately $111.9 million of finished and raw material products and approximately $4.2 million of natural gas and diesel fuel, during the next twelve months, which are not included in liabilities on the Company’s balance sheet at January 3, 2015. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2015, in accordance with U.S. GAAP.

Based upon underlying lease agreements, the Company is obligated to pay approximately $32.3 million for operating leases during fiscal 2015, which are not included in liabilities on the Company’s balance sheet at January 3, 2015.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product and work in process manufacturing cost in the Feed Ingredients and Fuel Ingredients segments is calculated primarily using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  In the Food Ingredients segment inventory cost is primarily determined based on the weighted average cost as the Food Ingredients products have a longer sell cycle. Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date, or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $401.6 million and $65.1 million at January 3, 2015 and December 28, 2013, respectively. The increase in inventory is primarily due to the VION Acquisition.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 3 to 8 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $186.0 million, $66.7 million and $57.3 million in fiscal years ending January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 21 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 4 to 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 10 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $83.6 million, $32.1 million and $28.1 million in fiscal years ending January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2014, fiscal 2013 and fiscal 2012, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $1,574.1 million and $666.6 million at January 3, 2015 and December 28, 2013, respectively.  The net book value of intangible assets was approximately $932.4 million and $588.7 million at January 3, 2015 and December 28, 2013, respectively. The increase in property, plant and equipment and intangible assets is primarily due to the VION Acquisition.

Goodwill Valuation

During the fourth quarter of fiscal 2014, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from the end of the Company's fiscal year to the end of October. This is a change in method of applying an accounting principal, which management believes is a preferable alternative as the new date of the assessment is more closely aligned with Company's strategic planning process. The change in assessment date did not delay, accelerate or avoid a potential impairment charge in 2014. The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 25, 2014 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 25, 2014 of fiscal 2014 and year end of fiscal 2013 and fiscal 2012, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of seven of the Company's nine reporting units was less than 30% of its carrying value, which was substantially less than the percentage by which the fair values of the Company's other two reporting units with goodwill exceeded their carrying values.  It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these seven reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these reporting units was approximately $930.7 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,320.4 million and $701.6 million at January 3, 2015 and December 28, 2013, respectively. The increase in goodwill is primarily due to the VION Acquisition.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At January 3, 2015 and December 28, 2013, the reserves for self insurance, environmental and litigation contingencies aggregated to approximately $54.9 million and $35.5 million, respectively. The Company has insurance recovery receivables of approximately $11.4 million and $8.8 million, respectively, related to these liabilities.

Pension Liability

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees. Most retirement benefits to employees are provided by the Company under separate final-pay noncontributory and contributory defined benefit pension plans for all salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  Effective January 1, 2012, the Company's Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling's domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites. See Note 15 of Notes to Consolidated Financial Statements for information on the Company's domestic and foreign pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 2.79% and 4.66% at January 3, 2015 and December 28, 2013, respectively.  The net periodic benefit cost for fiscal 2015 would increase by approximately $2.4 million if the discount rate was

0.5% lower at a weighted average of 2.29%.  The net periodic benefit cost for fiscal 2015 would decrease by approximately $2.0 million if the discount rate was 0.5% higher at a weighted average of 3.29%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 5.06% and 7.35% for fiscal 2014 and fiscal 2013, respectively.  During fiscal 2014, the Company’s actual return on pension plan assets was a gain of $67.1 million or approximately 23.1% of pension plan assets as compared to fiscal 2013 where the Company’s actual return on pension plan assets was a gain of $13.1 million or approximately 12.3% of pension plan assets.

The Company has recorded a net pension liability of approximately $66.9 million and $11.1 million at January 3, 2015 and December 28, 2013, respectively.  The Company’s net pension cost was approximately $6.1 million, $3.9 million and $3.9 million for the fiscal years ending January 3, 2015, December 28, 2013 and December 29, 2012, respectively.  The projected net periodic pension expense for fiscal 2015 is expected to increase by approximately $4.5 million as compared to fiscal 2014.

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

Stock Option Expense

The calculation of expense of stock options issued utilizes the Black-Scholes mathematical model which estimates the fair value of the option award to the holder and the compensation expense to the Company, based upon estimates of volatility, risk-free rates of return at the date of issue and projected vesting of the option grants.  The Company recorded compensation expense related to stock options expense for the year ended January 3, 2015, December 28, 2013 and December 29, 2012 of approximately $2.3 million, $1.3 million and $1.0 million, respectively.

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

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to upstream their profits to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the Unites States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Bird Flu, H1N1, BSE, PED or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At January 3, 2015, the Company had corn option contracts contracts outstanding that qualified and were designated for hedge accounting as well as corn option contracts, heating oil swap contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2013 and fiscal 2014, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage.  As of January 3, 2015, all contracts have settled and there are no remaining outstanding contracts.

In fiscal 2013 and fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2015. As of January 3, 2015, the aggregate fair value of these corn option contracts was $0.2 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of January 3, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	11,721	Euro	3,650	3.12 - 3.33	$4,356
Brazilian real	18,877	U.S. dollar	7,400	2.46 - 2.77	7,400
Euro	289,385	U.S. dollar	359,631	1.22 - 1.29	359,631
Euro	8,348	Polish zloty	35,000	4.16 - 4.29	10,063
Euro	3,429	Japanese yen	488,926	135.58 - 147.85	4,134
Euro	31,600	Chinese renminbi	242,054	7.66	38,092
Euro	21,146	Australian dollar	31,350	1.48 - 1.49	25,491
Euro	1,842	British pound	1,448	0.79	2,220
Polish zloty	11,544	Euro	2,741	4.17 - 4.31	3,230
					$454,617

The above foreign currency contracts mature within one year and include hedges on approximately $329.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $9.5 million and are included in other current assets and accrued expenses at January 3, 2015.

Additionally, the Company had corn options contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at January 3, 2015.  These contracts have an aggregate fair value of approximately $(0.6) million and are included in current other assets and accrued expenses at January 3, 2015.

As of January 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $4.2 million of natural gas and diesel fuel in fiscal 2014.  As of January 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $111.9 million of finished product in fiscal 2015 and years beyond.

Interest Rate Sensitivity

At January 3, 2015, the Company's fixed rate debt obligations consist of the 5.375% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.375%. As of January 3, 2015, the Company has long-term debt of approximately $1.6 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $16.1 million.

Foreign Exchange

In fiscal 2014, the Company now has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen and the Argentine peso.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling Ingredients Inc.:

We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income/ (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 3, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling Ingredients Inc. and subsidiaries as of January 3, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change the date of the Company’s annual assessments of goodwill and indefinite lived intangible assets impairment in 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling Ingredients Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 4, 2015

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling Ingredients Inc.:

We have audited Darling Ingredients Inc.’s (Company) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling Ingredients Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Darling Ingredients Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During 2014, the Company acquired VION Ingredients and management excluded from its assessment of the effectiveness of Company’s internal control over financial reporting as of January 3, 2015, VION Ingredients’ internal control over financial reporting associated with total assets of $2,849 million and total revenues of $2,065 million included in the consolidated financial statements of Darling Ingredients Inc. and subsidiaries as of and for the year ended January 3, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of VION Ingredients.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling Ingredients Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income / (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2015, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 4, 2015

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2015 and December 28, 2013
(in thousands, except share and per share data)

ASSETS	January 3, 2015	December 28, 2013
Current assets:
Cash and cash equivalents	$108,784	$870,857
Restricted cash	343	354
Accounts receivable, less allowance for bad debts of $10,835 at January 3, 2015 and $2,241 at December 28, 2013	409,779	112,844
Inventories	401,613	65,133
Prepaid expenses	44,629	14,223
Income taxes refundable	22,140	14,512
Other current assets	21,324	32,290
Deferred income taxes	45,001	17,289
Total current assets	1,053,613	1,127,502

Property, plant and equipment, net	1,574,116	666,573
Intangible assets, less accumulated amortization of $184,909 at January 3, 2015 and $105,070 at December 28, 2013	932,413	588,664
Goodwill	1,320,419	701,637
Investment in unconsolidated subsidiaries	202,712	115,114
Other assets	71,009	44,643
Deferred income taxes	16,431	—
	$5,170,713	$3,244,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,401	$19,888
Accounts payable, principally trade	168,518	43,742
Income taxes payable	4,363	—
Accrued expenses	256,119	113,174
Deferred income taxes	642	—
Total current liabilities	484,043	176,804

Long-term debt, net of current portion	2,098,039	866,947
Other noncurrent liabilities	114,700	40,671
Deferred income taxes	422,797	138,759
Total liabilities	3,119,579	1,223,181

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 166,213,793 and 165,261,003 shares issued at January 3, 2015 and December 28, 2013, respectively	1,662	1,653
Additional paid-in capital	1,479,637	1,454,250
Treasury stock, at cost; 1,501,130 and 993,578 shares at January 3, 2015 and December 28, 2013, respectively	(23,207)	(13,271)
Accumulated other comprehensive loss	(177,060)	(29,423)
Retained earnings	671,958	607,743
Total Darling's stockholders’ equity	1,952,990	2,020,952
Noncontrolling interests	98,144	—
Total stockholders’ equity	2,051,134	2,020,952
	$5,170,713	$3,244,133

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 3, 2015
(in thousands, except per share data)

	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$3,956,443	$1,802,268	$1,772,552
Costs and expenses:
Cost of sales and operating expenses	3,123,171	1,339,819	1,303,727
Selling, general and administrative expenses	374,580	170,825	151,713
Depreciation and amortization	269,517	98,787	85,371
Acquisition and integration costs	24,667	23,271	—
Total costs and expenses	3,791,935	1,632,702	1,540,811
Operating income	164,508	169,566	231,741

Other expense:
Interest expense	(135,416)	(38,108)	(24,054)
Foreign currency gains/(losses)	(13,548)	28,107	—
Other income/(expense), net	299	(3,547)	1,760
Total other expense	(148,665)	(13,548)	(22,294)

Equity in net income/(loss) of unconsolidated subsidiaries	65,609	7,660	(2,662)
Income from operations before income taxes	81,452	163,678	206,785

Income taxes	13,141	54,711	76,015

Net income	68,311	108,967	130,770

Net (income)/loss attributable to noncontrolling interests	(4,096)	—	—

Net income attributable to Darling	$64,215	$108,967	$130,770

Net income per share:
Basic	$0.39	$0.91	$1.11
Diluted	$0.39	$0.91	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended January 3, 2015
(in thousands)

	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$68,311	$108,967	$130,770
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(125,884)	(14,502)	—
Pension adjustments	(20,381)	15,140	(1,169)
Natural gas swap derivative adjustments	(113)	127	391
Corn option derivative adjustments	(1,259)	1,141	194
Interest rate swap derivative adjustments	—	—	159
Total other comprehensive income/(loss), net of tax	(147,637)	1,906	(425)
Total comprehensive income/(loss)	(79,326)	110,873	130,345
Comprehensive income attributable to noncontrolling interests	6,200	—	—
Comprehensive income/(loss) attributable to Darling	$(73,126)	$110,873	$130,345

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended January 3, 2015
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 31, 2011	117,048,438	$1,176	$587,685	$(5,588)	$(30,904)	$368,006	$920,375	$—	$920,375
Net income	—	—	—	—	—	130,770	130,770	—	130,770
Pension liability adjustments, net of tax	—	—	—	—	(1,169)	—	(1,169)	—	(1,169)
Interest rate swap derivative adjustment, net of tax	—	—	—	—	159	—	159	—	159
Natural gas swap derivative adjustment, net of tax	—	—	—	—	391	—	391	—	391
Corn option derivative adjustment, net of tax	—	—	—	—	194	—	194	—	194
Issuance of non-vested stock	486,697	5	6,808	—	—	—	6,813	—	6,813
Stock-based compensation	—	—	3,727	—	—	—	3,727	—	3,727
Tax benefits associated with stock-based compensation	—	—	2,652	—	—	—	2,652	—	2,652
Treasury stock	(264,275)	—	—	(4,445)	—	—	(4,445)	—	(4,445)
Issuance of common stock	544,131	5	2,964	—	—	—	2,969	—	2,969
Balances at December 29, 2012	117,814,991	$1,186	$603,836	$(10,033)	$(31,329)	$498,776	$1,062,436	$—	$1,062,436
Net income	—	—	—	—	—	108,967	108,967	—	108,967
Pension liability adjustments, net of tax	—	—	—	—	15,140	—	15,140	—	15,140
Natural gas swap derivative adjustment, net of tax	—	—	—	—	127	—	127	—	127
Corn option derivative adjustment, net of tax	—	—	—	—	1,141	—	1,141	—	1,141
Foreign currency translation adjustments	—	—	—	—	(14,502)	—	(14,502)	—	(14,502)
Issuance of non-vested stock	387,681	4	6,535	—	—	—	6,539	—	6,539
Stock-based compensation	—	—	50	—	—	—	50	—	50
Tax benefits associated with stock-based compensation	—	—	1,138	—	—	—	1,138	—	1,138
Treasury stock	(185,919)	—	—	(3,238)	—	—	(3,238)	—	(3,238)
Issuance of common stock	46,250,672	463	842,691	—	—	—	843,154	—	843,154
Balances at December 28, 2013	164,267,425	$1,653	$1,454,250	$(13,271)	$(29,423)	$607,743	$2,020,952	$—	$2,020,952
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	90,919	90,919
Net income	—	—	—	—	—	64,215	64,215	4,096	68,311
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,272)	(4,272)
Additions to noncontrolling interests	—	—	—	—	—	—	—	1,201	1,201
Pension liability adjustments, net of tax	—	—	—	—	(20,381)	—	(20,381)	—	(20,381)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(113)	—	(113)	—	(113)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Foreign currency translation adjustments	—	—	—	—	(125,884)	—	(125,884)	6,200	(119,684)
Issuance of non-vested stock	209,827	2	4,369	—	—	—	4,371	—	4,371
Stock-based compensation	—	—	9,993	—	—	—	9,993	—	9,993
Tax benefits associated with stock-based compensation	—	—	2,420	—	—	—	2,420	—	2,420
Treasury stock	(507,552)	—	—	(9,936)	—	—	(9,936)	—	(9,936)
Issuance of common stock	742,963	7	8,605	—	—	—	8,612	—	8,612
Balances at January 3, 2015	164,712,663	$1,662	$1,479,637	$(23,207)	$(177,060)	$671,958	$1,952,990	$98,144	$2,051,134
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 3, 2015
(in thousands)

	January 3, 2015	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$68,311	$108,967	$130,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,517	98,787	85,371
Deferred income taxes	(21,216)	24,593	10,338
Loss/(gain) on sale of assets	(2,437)	(1,245)	1,099
Gain on insurance proceeds from insurance settlement	(1,550)	(1,981)	(4,272)
Increase/(decrease) in long-term pension liability	9,593	(9,010)	2,790
Stock-based compensation expense	20,807	9,433	8,904
Write-off deferred loan costs	4,330	—	725
Deferred loan cost amortization	9,949	3,451	3,042
Equity in net (income)/loss of unconsolidated subsidiary	(65,609)	(7,660)	2,662
Unrealized gain on foreign currency hedge	—	(27,516)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	982	4,424	(2,324)
Income taxes refundable	(22,451)	(15,316)	17,845
Inventories and prepaid expenses	(11,194)	2,059	(15,168)
Accounts payable and accrued expenses	(31,223)	8,521	3,923
Other	47,363	13,214	3,832
Net cash provided by operating activities	275,172	210,721	249,537
Cash flows from investing activities:
Capital expenditures	(228,918)	(118,307)	(115,413)
Acquisitions, net of cash acquired	(2,094,400)	(734,075)	(3,000)
Investment in unconsolidated subsidiary	—	(44,959)	(43,424)
Gross proceeds from sale of property, plant and equipment and other assets	9,262	2,358	3,870
Proceeds from insurance settlement	1,550	1,981	4,272
Payments related to routes and other intangibles	(11,288)	(2,423)	(137)
Net cash used in investing activities	(2,323,794)	(895,425)	(153,832)
Cash flows from financing activities:
Proceeds from long-term debt	1,842,184	344,704	—
Payments on long-term debt	(333,762)	(580)	(30,032)
Borrowings from revolving credit facility	170,143	293,235	—
Payments on revolving credit facility	(351,589)	(5,000)	—
Net cash overdraft financing	4,077	—	—
Deferred loan costs	(45,223)	(13,320)	—
Issuance of common stock	416	840,558	72
Minimum withholding taxes paid on stock awards	(10,026)	(3,289)	(4,084)
Excess tax benefits from stock-based compensation	2,420	1,138	2,652
Addition of noncontrolling interest	1,201	—	—
Distributions to noncontrolling interests	(4,272)	—	—
Net cash provided/(used) in financing activities	1,275,569	1,457,446	(31,392)
Effect of exchange rate changes on cash flows	10,980	(5,134)	—
Net increase/(decrease) in cash and cash equivalents	(762,073)	767,608	64,313
Cash and cash equivalents at beginning of year	870,857	103,249	38,936
Cash and cash equivalents at end of year	$108,784	$870,857	$103,249
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$1,340	$1,163	$—
Cash paid during the year for:
Interest, net of capitalized interest	$104,834	$21,554	$20,181
Income taxes, net of refunds	$28,315	$31,405	$43,491
Non-cash financing activities
Debt issued for service contract assets	$—	$—	$226

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

On May 6, 2014, the stockholders of Darling International Inc. approved changing the name of the company from Darling International Inc. to Darling Ingredients Inc. The change became effective on May 6, 2014. Darling Ingredients Inc., a Delaware corporation ("Darling", and together with its subsidiaries, the "Company"), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries.  As further discussed in Note 2, on January 7, 2014, the Company acquired the VION Ingredients business division ("VION Ingredients") of VION Holding, N.V., a Dutch limited liability company ("VION"), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the "VION Acquisition"). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). The Company’s business is now conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast to reflect the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 20 to the consolidated financial statements.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income/(loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as "Net income/(loss) attributable to noncontrolling interests". In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidairies' net assets held by parties other than the Company. These ownership interests are presented separately as "Noncontrolling interests" within "Stockholders' Equity." All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 3, 2015, the 52 weeks ended December 28, 2013, and the 52 weeks ended December 29, 2012.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Inventories are stated at the lower of cost or market.  Cost is primarily determined using the first-in, first-out (FIFO) method for the Feed Ingredients and Fuel Ingredients segments. In the Food Ingredients segment cost is primarily determined based on the weighted average cost.

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

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") and trade names acquired in the VION Acquisition.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting , land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, consulting, land use rights and leasehold agreements are amortized over the term of the agreement.

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2014, 2013 and 2012 no such events occurred requiring that the Company perform testing of its long-lived assets for impairment.

(8)	Goodwill

During the fourth quarter of fiscal 2014, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from the end of the Company's fiscal year to the end of October. This is a change in method of applying an accounting principal, which management believes is a preferable alternative as the new date of the assessment is more closely aligned with Company's strategic planning process. The change in assessment date did not delay, accelerate or avoid a potential impairment charge in 2014. The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 25, 2014 and concluded that the Company's goodwill for all reporting units

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2014, 2013 and 2012, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,320.4 million and $701.6 million at January 3, 2015 and December 28, 2013, respectively.  See Note 6 for further information on the Company’s goodwill.

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

Basic income per common share is computed by dividing net income by the weighted average number of common shares including non-vested and restricted shares with participation rights outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method. As a result of the use of the weighted average number of shares outstanding during fiscal 2013, the full effect of the issuance of 46,000,000 shares during the fourth quarter of fiscal 2013 as discussed in Note 13, is not included in the below earnings per share calculations for fiscal 2013.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Net Income per Common Share (in thousands)
		January 3,			December 28,			December 29,
		2015			2013			2012
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$64,215	164,627	$0.39	$108,967	119,526	$0.91	$130,770	117,592	$1.11

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	806	—	—	848	—	—	806	—
Less: Pro-forma treasury shares	—	(374)	—	—	(450)	—	—	(309)	—
Diluted:
Net income attributable to Darling	$64,215	165,059	$0.39	$108,967	119,924	$0.91	$130,770	118,089	$1.11

For fiscal 2014, 2013 and 2012, respectively, 319,240, 135,733 and 207,890 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2014, 2013 and 2012, respectively, 751,444, 57,257 and 105,486 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

Total stock-based compensation recognized in the statement of operations for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was approximately $20.9 million, $9.4 million and $8.9 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $5.9 million, $3.7 million and $3.5 million, respectively.  See Note 14 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.  For the year ended January 3, 2015, December 28, 2013 and December 29, 2012 the Company recognized $2.4 million, $1.1 million and $2.7 million as an increase in financing cash flows related to such deductions.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(14)	Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.375% Senior Notes due 2022, term loans and revolver borrowings outstanding at January 3, 2015, as described in Note 10 have a fair value based on market valuation from a third-party bank. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

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

At January 3, 2015, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and options, corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $125.9 million and $14.5 million in fiscal year 2014 and fiscal 2013, respectively and no currency translation in fiscal year 2012. The large increase in translation losses on the balance sheet has occurred primarily as a result of the strengthening of the U.S. dollar when compared to the Company's largest foreign currencies, the euro and Canadian dollar. In addition, the Company incurred foreign currency gains/(losses) in the statement of operations of approximately $(13.5) million and $28.1 million in fiscal 2014 and fiscal 2013, respectively, with $12.6 million loss being recorded in fiscal 2014 upon settlement of foreign exchange contracts that did not qualify for hedge accounting to mitigate the foreign exchange rate risk of the acquisition price of the VION Acquisition and $27.5 million gain being recorded in fiscal 2013 representing the unrealized gain on the foreign exchange rate risk of the acquisition price on the foreign exchange contracts of the VION Acquisition that was recorded as an other current asset on the balance sheet at December 28, 2013.

(19)	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    ACQUISITIONS

On January 7, 2014, the Company acquired the VION Ingredients business division from VION by purchasing shares of the VION Companies as described in Note 1, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in pharmaceuticals, food, pet food, feed, fuel, bioenergy and fertilizer. Darling Ingredients International operates a global network of 68 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (bioenergy), Sonac (bone products, proteins, fats, edible fats and plasma products), Ecoson (bioenergy), Rousselot (gelatin and collagen hydrolysates), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 400 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood plasma powder, hemoglobin, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the pharmaceutical, food and technical industries with operations in Europe, the United States, South America and China. CTH is a market leader in natural casings for the sausage industry with operations in Europe, China and the United States. The purchase of the VION Companies allows the Company to have a global reach. The purchase price for the transaction was approximately€1.6 billion in cash (approximately $2.2 billion at the exchange rate of €1.00:USD$1.3605 ). The purchase price was financed through (i) borrowings under the Company’s senior secured revolving credit facility and term loan facilities; (ii) proceeds from the Company’s

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

$874.0 million public common stock offering in the fourth quarter of fiscal 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the Company’s 5.375% Senior Notes due 2022, that closed on January 2, 2014.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the VION Acquisition as of January 7, 2014 (in thousands):

Accounts receivable	$337,278
Inventory	375,306
Prepaid expense	23,135
Other current assets	3,525
Deferred tax assets	48,639
Property plant and equipment	981,009
Identifiable intangibles	464,193
Goodwill	702,672
Investment in unconsolidated subsidiaries	27,069
Other long term assets	1,101
Accounts payable	(210,477)
Current portion of long-term debt	(26,347)
Accrued expenses	(149,345)
Deferred tax liability	(350,003)
Long Term debt obligations	(4,109)
Other noncurrent liabilities	(57,721)
Noncontrolling interests	(90,919)
Purchase price, net of cash acquired of $91.2 million	$2,075,006

During the fourth quarter of fiscal 2014, the Company completed the purchase accounting for the VION Acquisition. Subsequent to the preliminary purchase price allocation in the first quarter of fiscal 2014, the Company made adjustments to the provisional amounts to increase working capital of approximately $84.0 million, decrease property, plant and equipment of approximately $27.3 million, decrease identifiable intangibles of $17.6 million, decrease goodwill of approximately $72.1 million and increase other of approximately $27.0 million. The impact of these adjustments during the measurement period did not have a material impact to earnings for fiscal 2014 or any quarterly period during the year.

Goodwill of approximately $223.2 million was assigned to the Feed Ingredients segment, approximately $375.6 million was assigned to the Food Ingredients segment and approximately $103.8 million was assigned to the Fuel Ingredients segment, respectively. Of the VION Acquisition goodwill, approximately 33% is expected to be deductible for tax purposes.  Identifiable intangibles include trademarks and trade names with indefinite lives of approximately $32.0 million and definite lived intangible assets including routes of approximately $190.2 million with a weighted average useful life of 10 years, $225.6 million in permits with a weighted average useful life of 15 years and patents and other intangibles of approximately $16.5 million with a weighted average useful life of 25 years. The VION Acquisition is a taxable stock sale and as a result there were deferred taxes that were created.

The amount of revenue and income/loss from the VION Acquisition included in the Company’s consolidated statement of operations for the year ended January 3, 2015 were $2.1 billion and a income of approximately $19.6 million, respectively.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Rothsay Acquisition as of October 28, 2013 (in thousands):

Accounts receivable	$13,220
Inventory	5,479
Other current assets	312
Property, plant and equipment	138,175
Identifiable intangibles	240,386
Goodwill	262,797
Accounts payable	(12,159)
Accrued expenses	(5,701)
Deferred tax liability	(15,031)
Capital lease obligations	(10,741)
Other non-current liabilities	(4,102)
Purchase price, net of cash acquired	$612,635

During the fourth quarter of fiscal 2014, the Company completed the purchase accounting for the Rothsay Acquisition. In the Rothsay Acquisition, goodwill of approximately $224.6 million was assigned to the Feed Ingredients segment and approximately $38.2 million was assigned to the Fuel Ingredients segment. Approximately 75% of the goodwill recorded in the Rothsay Acquisition is expected to be deductible for tax purposes.  Identifiable intangibles include definite lived intangible assets including routes of approximately $172.6 million with a weighted average useful life of 21 years, $55.6 million in permits with a weighted average useful life of 13 years, trade names of approximately $9.0 million with a weighted average useful life of 4 years and $3.2 million in non-compete with a weighted average useful life of 7 years.

The amount of Rothsay's revenue and ncome/loss included in the Company’s consolidated statement of operations for the year ended January 3, 2015 were $207.0 million and income of approximately $15.9 million, which includes certain integration costs allocated to the business, respectively.

The Company also incurred selling and general administrative expenses as part of the VION Acquisition and the Rothsay Acquisition for consulting and legal expenses and integration expenses in the amount of approximately $24.4 million and $22.2 million during fiscal 2014 and fiscal 2013, respectively.

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

December 28, 2013
Net sales	$4,178,258
Income from continuing operations	259,765
Net income attributable to Darling	169,101
Earnings per share
Basic	$1.03
Diluted	$1.02

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

On October 1, 2014, the Company acquired substantially all of the assets of Custom Blenders Arkansas, LLC, an Indiana limited liability company, Custom Blenders Georgia, LLC, a Georgia limited liability company, Custom Blenders Indiana, Inc., an Indiana corporation, and Custom Blenders Texas, LLC, an Indiana limited liability company (collectively "Custom Blenders"), one of the leading bakery residuals recyclers in the United States. The acquisition includes Custom Blenders' operations in Indiana, Georgia, Texas, and Arkansas. The acquisition will provide significant synergies to the Company's suppliers and customers in the Feed Ingredients segment. The Company paid approximately $18.8 million in cash for assets consisting of property, plant and equipment of approximately $3.2 million, intangible assets of approximately $8.6 million, goodwill of approximately $5.4 million and inventory of approximately $1.6 million. The identifiable intangibles have a weighted average life of 14 years.

On August 26, 2013, a wholly-owned subsidiary of Darling, Darling AWS LLC, a Delaware limited liability company, acquired all of the shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation ("TRS"), and EV Acquisition, Inc., an Arkansas corporation (the "Terra Transaction"). The Terra Transaction will increase the Company's rendering portfolio by adding to the Company's existing rendering segments grease collection businesses and adds an industrial residuals business as a new line of service for the Company's rendering raw material suppliers within the Feed Ingredients segment.

Effective August 26, 2013, the Company began including the operations acquired in the Terra Transaction into the Company's consolidated financial statements.  The Company paid approximately $122.1 million in cash for assets and assumed liabilities consisting of property, plant and equipment of $27.7 million, intangible assets of $46.2 million, goodwill of $61.1 million, deferred tax liability of $19.5 million and working capital of $6.6 million on the closing date.  The goodwill from the Terra Transaction was assigned to the Feed Ingredients segment and is not deductible for tax purposes, though TRS has approximately $5.2 million of goodwill deductible for tax purposes related to prior acquisitions. The identifiable intangibles have a weighted average life of 12 years.

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

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	January 3, 2015	December 28, 2013
Finished product	$255,130	$57,681
Work in process	98,936	—
Supplies and other	47,547	7,452
	$401,613	$65,133

Following the VION Acquisition, the Company began to carry larger amounts of inventories as compared to historical periods due to the VION Acquisition. Additionally, certain products acquired in the VION Acquisition, primarily in the gelatin and casing businesses traditionally have required longer processing periods to produce the end product and thus have greater available inventory than Darling's historical products require. The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 3, 2015	December 28, 2013
Land	$166,669	$67,375
Buildings and improvements	443,081	163,523
Machinery and equipment	1,110,598	526,641
Vehicles	170,597	136,649
Aircraft	13,223	18,465
Construction in process	195,647	135,234
	2,099,815	1,047,887
Accumulated depreciation	(525,699)	(381,314)
	$1,574,116	$666,573

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	January 3, 2015	December 28, 2013
Indefinite Lived Intangible Assets
Trade names	$120,330	$92,002
	120,330	92,002
Finite Lived Intangible Assets:
Routes	437,816	259,326
Permits	523,398	321,763
Non-compete agreements	7,583	7,218
Trade names	11,983	12,698
Royalty, consulting, land use rights and leasehold	16,212	727
	996,992	601,732
Accumulated Amortization:
Routes	(75,308)	(38,231)
Permits	(101,010)	(63,145)
Non-compete agreements	(3,595)	(2,352)
Trade names	(3,420)	(724)
Royalty, consulting, land use rights and leasehold	(1,576)	(618)
	(184,909)	(105,070)
Total Intangible assets, less accumulated amortization	$932,413	$588,664

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles increased in fiscal 2014 mainly due to the VION Acquisition and increased in fiscal 2013 mainly due to the Rothsay Acquisition and Terra Transaction. Amortization expense for the three years ended January 3, 2015, December 28, 2013 and December 29, 2012, was approximately $83.6 million, $32.1 million and $28.1 million, respectively. Amortization expense for the next five fiscal years is estimated to be $80.4 million, $75.0 million, $73.6 million, $71.0 million and $69.8 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 29, 2012
Goodwill	$396,807	$—	$476	$397,283
Accumulated impairment losses	(15,914)	—	—	(15,914)
	380,893	—	476	381,369
Goodwill acquired during year	288,471	—	38,198	326,669
Foreign currency translation	(5,467)	—	(934)	(6,401)
Balance at December 28, 2013
Goodwill	679,811	—	37,740	717,551
Accumulated impairment losses	(15,914)	—	—	(15,914)
	663,897	—	37,740	701,637
Goodwill acquired during year	225,889	375,633	103,806	705,328
Foreign currency translation	(42,192)	(29,480)	(14,874)	(86,546)
Balance at January 3, 2015
Goodwill	863,508	346,153	126,672	1,336,333
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$847,594	$346,153	$126,672	$1,320,419

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2014, fiscal 2013 and fiscal 2012, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 25, 2014.

NOTE 7.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the "DGD Facility"), which is capable of producing approximately 11,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. On August 3, 2014, the facility shutdown as a result of a fire incident. The facility resumed operations on September 18, 2014. The DGD Joint Venture anticipates that the fire incident will be covered under its property and casualty insurance policies and the financial exposure is limited to the deductible. The DGD Joint Venture does not expect to file a business interruption claim.

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture ("Opco"), entered into (i) a facility agreement (the "Facility Agreement") with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the "Lender"), and (ii) a loan agreement (the "Loan Agreement") with the Lender, which will provide the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221.3 million (the "JV Loan") to support the design, engineering and construction of the DGD Facility, which is now in production. The Facility Agreement and the Loan Agreement prohibit the Lender from assigning all or any portion of the Facility Agreement or the Loan Agreement to unaffiliated third parties. Opco has also pledged substantially all of its assets to the Lender, and the DGD Joint Venture has pledged all of Opco's equity interests to the Lender, until the JV Loan has been paid in full and the JV Loan has terminated in accordance with its terms.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(in thousands)	December 31, 2014	December 31, 2013
Assets:
Total current assets	$216,991	$106,332
Property, plant and equipment, net	373,117	382,011
Other assets	2,092	92
Total assets	$592,200	$488,435
Liabilities and members' equity:
Total current portion of long term debt	$57,514	$8,511
Total other current liabilities	21,313	36,702
Total long term debt	155,273	212,787
Total other long term liabilities	339	207
Total members' equity	357,761	230,228
Total liabilities and member's equity	$592,200	$488,435

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues:
Operating revenues	$487,834	$213,552	$—
Expenses:
Total costs and expenses	342,743	189,216	5,324
Operating income	145,091	24,336	(5,324)
Other income	82	33	—
Interest and debt expense, net	(17,640)	(9,049)	—
Net income/(loss)	$127,533	$15,320	$(5,324)

As of January 3, 2015, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $178.9 million on the consolidated balance sheet and has recorded approximately $63.8 million and $7.7 million in equity net income and $2.7 million in equity net losses in the unconsolidated subsidiary for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $126.0 million and approximately $50.4 million in blender credits, for its fiscal years ended December 31, 2014 and December 31, 2013 respectively. These blenders credits were recorded by the DGD Joint Venture as a reduction of total costs and expenses in the above table. In fiscal 2014, the DGD Joint Venture booked all blenders tax credits in the fourth quarter.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Compensation and benefits	$92,863	$38,902
Utilities and sewage	18,441	6,802
Accrued income, ad valorem, and franchise taxes	15,615	3,651
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	10,041	7,878
Medical claims liability	5,229	5,960
Accrued operating expenses	55,877	9,512
Accrued acquisition costs	—	4,306
Accrued financing fees	—	18,592
Accrued interest payable	13,869	—
Other accrued expense	44,184	17,571
	$256,119	$113,174

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 9.    LEASES

The Company leases 16 processing plants and storage locations, land surrounding certain processing plants, three office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of January 3, 2015, are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2015	$32,280	$2,873
2016	28,840	2,290
2017	25,701	1,871
2018	23,353	1,049
2019	18,861	311
Thereafter	29,039	166
	$158,074	$8,560
Less amounts representing interest		(666)
Capital lease obligations included in current and long-term debt		$7,894

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

Rent expense was approximately $29.6 million, $14.4 million and $12.6 million, for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

	January 3, 2015	December 28, 2013
Credit Agreement and Former Credit Agreement:
Revolving Credit Facility ($36.9 million and $46.7 million denominated in CAD at January 3, 2015 and December 28, 2013, respectively)	$101,863	$286,676
Term Loan A ($122.2 million and $140.0 million denominated in CAD at January 3, 2015 and December 28, 2013, respectively)	312,161	340,030
Term Loan B ($610.2 million denominated in EURO at January 3, 2015)	1,205,669	—
5.375% Senior Notes due 2022	500,000	—
8.5% Senior Notes due 2018	—	250,000
Other Notes and Obligations	32,747	10,129
	2,152,440	886,835
Less Current Maturities	54,401	19,888
	$2,098,039	$866,947

At January 3, 2015, the Company had outstanding debt under a term loan facility and revolving facility denominated in Canadian dollars of CAD$142.5 million and CAD$43.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at January 3, 2015, the Company had capital lease obligations denominated in Canadian dollars. The current capital lease obligation and long-term capital lease obligation in Canadian dollars was approximately CAD$2.5 million and CAD$4.9 million, respectively.

At January 3, 2015, the Company had outstanding debt under a term loan facility denominated in euros of €506.2 million. See below for discussion relating to the Company's debt agreements. In addition, at January 3, 2015, the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company had capital lease obligations denominated in euros. The current capital lease obligation and long-term capital lease obligation in euros was approximately €0.3 million and €0.9 million, respectively.

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

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the "Senior Secured Credit Facilities"). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed by Darling Canada in Canadian dollars and to be borrowed by Darling NL, Darling Ingredients International Holding B.V. ("Darling BV") and CTH Germany GmbH ("CTH") in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender. On January 6, 2014, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. The proceeds of the term loan B facility and a portion of the revolving loan facility were used by Darling to pay a portion of the consideration for the VION Acquisition. The revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

As of January 3, 2015, The Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of January 3, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

At January 3, 2015, the Company had $190.0 million outstanding under the term loan A facility and $65.0 million under the revolver at LIBOR plus a margin of 2.50% per annum for a total of 2.6875% per annum. The Company had $595.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$142.5 million outstanding under the term loan A Facility and CAD$43.0 million outstanding under the revolver at CDOR plus a margin of 2.50% per annum for a total of 3.8960% per annum. The Company had €506.2 million outstanding under the term loan B facility at LIBOR plus a margin of 2.75% per annum for a total of 3.50% per annum. As of January 3, 2015, the Company had availability of $865.9 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $32.2 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

in the amount of approximately $11.2 million at January 3, 2015. In addition, the Company has capitalized approximately $39.6 million of deferred loan costs in fiscal year 2014.

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

Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement (the “Original Purchase Agreement”) with the initial purchasers party thereto (the "Initial Purchasers"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022.(the "5.375% Private Notes"). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original Indenture and the Original Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc. ("Craig Protein"), Darling AWS LLC, Darling National LLC ("Darling National"), Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC ("Griffin"), Terra Holding Company and TRS (such subsidiaries and together with any other Darling Subsidiaries that guarantee the 5.375% Notes, the "Notes Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental Indenture," and together with the Original Indenture, the "Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Private Notes and the Indenture and the Notes Guarantors guaranteed the 5.375% Private Notes and agreed to be bound by the terms of the Indenture applicable to subsidiary guarantors of the 5.375% Private Notes. In addition, in accordance with the provisions of the Original Purchase Agreement, upon the completion of the Notes Merger, Darling and the Notes Guarantors became parties to the Original Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original Purchase Agreement, the "Purchase Agreement"), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Closing Date, the proceeds from the offering of the 5.375% Private

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Private Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Private Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 described below.

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

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. Other than for extraordinary events such as change of control and defined assets sales, the Company is not required to make mandatory redemption or sinking fund payments on the 5.375% Notes.

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

On and after January 15, 2017, Darling may redeem all or, from time to time, a part of the 5.375% Notes (including any additional Notes), upon not less than 30 nor more than 60 days' notice at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest on the 5.375% Notes, if any, to, but excluding, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The Amended Credit Agreement, 5.375% Notes and the 8.5% Notes consisted of the following elements at January 3, 2015 and December 28, 2013, respectively (in thousands):

	January 3, 2015	December 28, 2013
Senior Notes:
5.375% Notes due 2022	$500,000	$—
8.5% Notes due 2018	$—	$250,000

Amended Credit Agreement:
Term Loan A	$312,161	$340,030
Term Loan B	$1,205,669	$—
Revolving Credit Facility:
Maximum availability	$1,000,000	$1,000,000
Borrowings outstanding	101,863	286,676
Letters of credit issued	32,198	32,662
Availability	$865,939	$680,662

The Company's financial covenants under the Amended Credit Agreement were first effective for fiscal quarter ended June 28, 2014, which is the first full fiscal quarter after January 6, 2014. As of January 3, 2015, the Company believes

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement and the Indenture.

Maturities of long-term debt at January 3, 2015 follow (in thousands):

Contractual Debt Payment
2015	$54,401
2016	39,288
2017	29,678
2018	367,876
2019	12,624
thereafter	1,648,573
$2,152,440

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

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Accrued pension liability (Note 15)	$65,929	$11,097
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	44,832	27,603
Other	3,939	1,971
	$114,700	$40,671

NOTE 12.    INCOME TAXES

U.S. and foreign income from operations before income taxes are as follows (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
United States	$58,972	$174,470	$206,785
Foreign	22,480	(10,792)	—
Income from operations before income taxes	$81,452	$163,678	$206,785

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$1,134	$8,109	$54,982
State	(884)	7,213	10,368
Foreign	24,770	482	58
Total current	25,020	15,804	65,408
Deferred:
Federal	886	40,396	10,015
State	1,235	505	592
Foreign	(14,000)	(1,994)	—
Total deferred	(11,879)	38,907	10,607
	$13,141	$54,711	$76,015

Income tax expense for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Computed "expected" tax expense	$28,508	$57,287	$72,375
State income taxes, net of federal benefit	228	5,017	7,124
Section 199 qualified domestic production deduction	—	(619)	(4,830)
Change in valuation allowance	5,420	507	254
Non-deductible compensation expenses	1,622	106	253
Deferred tax on unremitted foreign earnings	1,956	—	—
Sub-Part F income	3,786	—	—
Foreign rate differential	(9,754)	694	—
Biofuel tax incentives	(22,546)	(9,342)	—
Non-deductible transaction costs	4,107	996	—
Other, net	(186)	65	839
	$13,141	$54,711	$76,015

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2015 and December 28, 2013 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2015	December 28, 2013
Deferred tax assets:
Loss contingency reserves	$11,500	$10,756
Employee benefits	11,866	9,749
Pension liability	20,106	4,183
Intangible assets amortization, including taxable goodwill	3,300	7,040
Net operating losses	75,920	4,732
Inventory	7,965	2,120
Other	11,130	7,186
Total gross deferred tax assets	141,787	45,766
Less valuation allowance	(18,037)	(871)
Net deferred tax assets	123,750	44,895

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(189,877)	(63,779)
Property, plant and equipment depreciation	(203,602)	(67,535)
Investment in DGD Joint Venture	(41,040)	(31,842)
Tax on unremitted foreign earnings	(47,870)	—
Other	(3,368)	(3,209)
Total gross deferred tax liabilities	(485,757)	(166,365)
Net deferred tax liability	$(362,007)	$(121,470)

Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$45,001	$17,289
Current deferred tax liability	(642)	—
Non-current deferred tax asset	16,431	—
Non-current deferred tax liability	(422,797)	(138,759)
Net deferred tax liability	$(362,007)	$(121,470)

At January 3, 2015 and December 28, 2013, the Company had net deferred tax liabilities of approximately $362.0 million and $121.5 million, respectively. The increase in the deferred tax liability is principally due to deferred tax liabilities resulting from the carryover basis in the VION Acquisition, which was a stock acquisition.

At January 3, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $82.4 million, which begin to expire in 2019.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $4.9 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had approximately $48.5 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2015. Also at January 3, 2015, the Company had U.S. foreign tax credit carryforwards of approximately $0.9 million and state tax credit carryforwards of approximately $0.8 million. The Company had foreign net operating loss carryforwards of about $153.2 million, $55.1 million of which expire in 2015 through 2033 and $98.1 million of which can be carried forward indefinitely. As of January 3, 2015, the Company had a valuation allowance of $1.7 million due to uncertainties in respect to its ability to utilize its U.S. foreign tax credit carryforwards and U.S. state tax credit carryforwards before they expire. The Company also had a valuation allowance of $16.3 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards and other foreign deferred tax assets.

At January 3, 2015, the Company had unrecognized tax benefits of approximately $8.1 million. During the year, the Company's unrecognized tax benefits increased by $7.4 million primarily related to recording unrecognized tax benefits from the VION Acquisition and the TRS Transaction in purchase accounting. An indemnity receivable of $6.5 million has also been recorded in respect to the VION Acquisition. There was no material income statement activity in fiscal 2014 in respect to unrecognized tax benefits. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $2.2 million in the next twelve months. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation and the possible settlement of an ongoing income tax audit. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of January 3, 2015, interest and penalties related to unrecognized tax benefits

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

were $2.5 million. These interest and penalties related to the unrecognized tax benefits from the Vion Acquisition and were primarily recorded in purchase accounting.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	January 3, 2015	December 28, 2013
Balance at beginning of Year	$652	$—
Change in tax positions related to current year	—	652
Change in tax positions related to prior years	7,935	—
Expiration of the Statute of Limitations	(457)	—
Balance at end of year	$8,130	$652

In fiscal 2014, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities and although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2005 tax year.

Prior to fiscal 2014, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada through the Rothsay Acquisition. During fiscal 2014, the Company began operations in the other major taxing jurisdictions through the VION Acquisition. The Company expects to indefinitely reinvest the earnings of its foreign subsidiaries outside the U.S. and has generally not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries. At January 3, 2015, the amount of foreign subsidiary earnings indefinitely reinvested outside of the U.S. for which no deferred incomes taxes have been provided is not significant.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

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

On May 8, 2012, the shareholders approved the Company's 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan").  The 2012 Omnibus Plan replaced the Company's 2004 Omnibus Incentive Plan (the "2004 Omnibus Plan") for future grants. Under the 2012 Omnibus Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 11,066,544 common shares available under the 2012 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2012 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2012 Omnibus Plan.  The 2012 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2012 Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2012 Omnibus Plan.  The Committee has adopted an executive compensation program that includes a long-term incentive component (the "LTIP") for the Company's key employees, as a subplan under the terms of the 2012 Omnibus Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP in each of fiscal 2014, 2013 and 2012 to certain of the Company's key employees, including the Chief Executive Officer and other executive officers.   The restricted stock and stock options underlying the LTIP are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2013 and fiscal 2012 and those shares and options were issued in accordance with the terms of the LTIP. See "Fiscal 2012 Long-Term Incentive Opportunity Awards" below for a discussion of the fiscal 2014 LTIP award opportunities. The Company’s stock options granted under the 2012 Omnibus Plan generally terminate 10 years after date of grant.  At January 3, 2015, the number of common shares available for issuance under the 2012 Omnibus Plan was 8,829,322.

The following is a summary of stock-based compensation granted during the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Nonqualified Stock Options. On March 6, 2012, the Company's board of directors granted 135,733 nonqualified stock options in the aggregate under the Company's LTIP to certain of the Company's employees. The exercise price for the March 6, 2012 stock options was $16.98 per share (fair market value at the close of the trading day immediately preceding the grant date). All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter. On March 5, 2013, the Company's board of directors granted 195,634 nonqualified stock options in the aggregate under the Company's LTIP to certain of the Company's employees. The exercise price for the March 5, 2013 stock options was $16.53 per share (fair market value at the close of the trading day immediately preceding the grant date). All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter. On March 4, 2014, the Company's board of directors granted 163,078 nonqualified stock options in the aggregate under the Company’s LTIP to certain of the Company’s employees.  The exercise price for the March 4, 2014 stock options was $19.94 per share (fair market value at the close of the trading day immediately preceding the grant date).  All of these awards vest 25 percent upon grant and 25 percent on each of the first three anniversary dates of the grant thereafter.

Incentive Stock Options. For fiscal 2014, 2013 and 2012 none of the options issued were incentive stock options.

A summary of all stock option activity as of January 3, 2015 and changes during the year ended is presented below.

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 28, 2013	906,251	$9.97
Granted	163,078	19.94
Exercised	(343,550)	6.18
Forfeited	(29,603)	16.89
Expired	—	—
Options outstanding at January 3, 2015	696,176	$13.88	6.2 years
Options exercisable at January 3, 2015	528,009	$12.50	5.5 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2014, 2013 and 2012.

Weighted Average	2014	2013	2012
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.77%	1.01%	1.14%
Expected term	5.75 years	5.75 years	5.75 years
Expected volatility	43.7%	59.8%	62.0%
Fair value of options granted	$8.93	$9.04	$9.16

The expected lives for options granted during fiscal 2014, 2013 and 2012 were computed using the simplified method.

At January 3, 2015, $15.9 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.8 years.

For the year ended January 3, 2015, the amount of cash received from the exercise of options was approximately $0.4 million and the related tax benefits were approximately $2.4 million. For the year ended December 28, 2013 and December 29, 2012, the amount of cash received from the exercise of options was insignificant and approximately $0.1 million, respectively, and the related tax benefits were approximately $0.7 million and $2.7 million, respectively. The total intrinsic value of options exercised for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was approximately $4.5 million, $0.2 million and $3.3 million, respectively.  The fair value of shares vested for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was approximately $19.6 million, $8.2 million and $8.1 million, respectively.  At January 3, 2015, the aggregate intrinsic value of options outstanding was approximately $3.3 million and the aggregate intrinsic value of options exercisable was approximately $3.1 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards.  On March 6, 2012, the Company's board of directors granted 375,041 shares of stock under the 2004 Omnibus Plan, 300,041 shares of which were under the Company's LTIP and 75,000 shares of which were granted as discretionary grants to other employees not part of the Company's LTIP. At the March 6, 2012 grant date 93,761 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On May 8, 2012, the Company's board of directors granted 5,000 shares of stock under the 2004 Omnibus Plan to a newly employed officer of the Company. At the May 8, 2012 grant date 1,250 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On September 1, 2012, the Company's board of directors granted 50,000 shares of stock under the 2012 Omnibus Plan to the Company's new Chief Financial Officer. At the September 1, 2012 grant date 25,000 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On March 5, 2013, the Company's board of directors granted 495,575 shares of stock under the 2012 Omnibus Plan, 449,575 shares of which were under the Company's LTIP and 46,000 shares of which were granted as a discretionary grants to other employees not part of the Company's LTIP. At the March 5, 2013 grant date 123,894 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On August 5, 2013 the Company's board of directors granted 24,000 shares to one of the Company's officers. At the August 5, 2013 grant date 8,000 shares vested immediately and the remaining shares vest over the next two anniversary dates of the grant in equal installments provided that certain performance measures are achieved. On March 4, 2014, the Company's board of directors granted 424,158 shares of stock under the 2012 Omnibus Plan, 377,658 shares of which were under the Company's LTIP and 46,500 shares of which were granted as a discretionary grants to other employees not part of the Company's LTIP. At the March 4, 2014 grant date 106,042 shares vested immediately and the remaining stock awards vest over the next three anniversary dates of the grants in equal installments. On May 6, 2014, the Company's board of directors granted 3,000 shares of stock under the 2012 Omnibus Plan to a newly employed officer of the Company. At the May 6, 2014 grant date 750 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On June 4, 2014, the Company's board of directors granted 7,500 shares of stock under the 2012 Omnibus Plan to a newly hired key employee of the Company. At the June 4, 2014 grant date 1,875 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments. On September 8, 2014, the Company's board of directors granted 4,000 shares of stock under the 2012 Omnibus Plan to a key employee of the Company. At the September 8, 2014 grant date 1,000 shares vested immediately and the remaining shares vest over the next three anniversary dates of the grant in equal installments.

On June 3, 2014, the Company granted 5,500 non-vested restricted stock units under the Company's 2012 Omnibus Plan to key foreign-based employees of the Company with each restricted stock unit equivalent to one share of common stock. At the June 3, 2014 grant date, 1,375 of the restricted stock units vested immediately and stock was issued, with the remaining restricted stock units vesting over the next three years in equal installments on March 4 of fiscal years 2015, 2016 and 2017, respectively. On June 19, 2014, the Company granted 17,500 non-vested restricted stock units under the Company's 2012 Omnibus Plan to key foreign-based employees of the Company, with each restricted stock unit equivalent to one share of common stock. At the June 19, 2014 grant date, 4,375 of the restricted stock units vested immediately and stock was issued, with the remaining restricted stock units vesting over the next three years in equal installments on March 4 of 2015, 2016 and 2017, respectively.

In connection with the closing of the VION Acquisition, in January 2014, the Company made awards of Performance Share Units (PSUs) and common stock under the Company’s 2012 Omnibus Incentive Plan to certain of the Company’s executives selected by the Committee. The awards covered an aggregate of 975,000 shares of the Company’s common stock. For North American-based executives, each award was in the form of PSUs for a specified number of shares of common stock of the Company. For European-based executives, each award was in the form of a combination of fully vested shares (representing 25% of the total award given to the European-based executives), and PSUs for a specified number of shares common stock of the Company (representing the other 75% of the award). On January 7, 2014, the Company issued 118,750 fully vested shares that were granted to the European-based executives. Performance Units will vest in three equal installments on the first, second and third anniversaries of the closing of the VION Acquisition based on attainment of specified levels of adjusted EBITDA for the Company and/or Darling Ingredients International for fiscal years 2014, 2015 and 2016, respectively. If the target level of adjusted EBITDA for the fiscal year for both the Company and/or Darling Ingredients International is not achieved (subject to a near miss provision contained in the award agreements that provides for a portion of the shares to be paid out under certain circumstances), the installment for the related vesting date will be forfeited. Generally, an award recipient must remain employed with the Company and its subsidiaries through each vesting date to become vested in the award on that vesting date, subject to the performance requirements described above. If an award recipient terminates employment before a vesting date for any reason other than death or disability, any unvested portion of the award will be forfeited. In case of termination of employment due to death or disability, a prorated portion (based upon the award recipient’s actual period of service prior to the vesting date) of the award will vest on each vesting date based on actual performance results.

On November 11, 2010, the Committee approved a 2010 Special Incentive Program (the "2010 Special Incentive Program") for certain key employees of the Company pursuant to the Company's 2004 Omnibus Plan, conditioned upon the closing of the Griffin merger.  Under the 2010 Special Incentive Program, certain key employees (the "Participating Employees") upon successful completion of the Griffin merger became eligible to receive a total of 640,000. As of January 3, 2015 all shares granted have been issued except for 6,667 shares that have been forfeited.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of January 3, 2015, and changes during the year ended is as follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2013	821,207	$14.93
Shares granted	1,436,658	20.73
Shares vested	(861,772)	16.43
Shares forfeited	(138,920)	19.90
Stock awards outstanding January 3, 2015	1,257,173	$19.98

Nonemployee Director Restricted Stock and Restricted Stock Unit Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the "Director Restricted Stock Plan") pursuant to and in accordance with the 2004 Omnibus Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock. Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock was awarded to each non-employee director on the fourth business day after the Company released its earnings for its prior completed fiscal year (the "Date of Award").  The amount of restricted stock to be issued was calculated using the closing price of the Company’s common stock on the third business day after the Company released its earnings.  The restricted stock was subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and was not transferable. These restrictions lapse with respect to 100% of the restricted stock upon the earliest to occur of (i) ten years after the date of award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for "cause" (as defined in the Director Restricted Stock Plan).  On March 5, 2013, the Company issued 21,780 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan. On March 6, 2012, the Company issued 21,204 shares of restricted stock in the aggregate to its non-employee directors under the Director Restricted Stock Plan.

Beginning in fiscal 2014, the Board discontinued grants to non-employee directors under the Director Restricted Stock Plan described above, and in lieu thereof, as an additional element of annual non-employee director compensation, pursuant to the 2012 Omnibus Plan, each non-employee director now receives $90,000 of restricted stock units immediately following the Company’s annual meeting of stockholders at which such directors are elected. The number of restricted stock units to be issued is calculated using the closing price of the Company’s stock on the date of its annual meeting. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the date of the annual shareholders meeting next following the grant date, (iii) the grantee’s separation from service as a result of death or disability, or (iv) a change of control. The award will become "payable" in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect a deferral under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Accordingly, under this program, on May 6, 2014 the Company granted 22,680 restricted stock units in the aggregate to its non-employee directors, and on September 25, 2014 the Company issued 2,998 restricted stock units, representing a prorated amount of the annual grant, to a newly appointed director.

A summary of the Company’s non-employee director restricted stock awards as of January 3, 2015, and changes during the year ended is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2013	130,238	$10.75
Restricted shares granted	25,678	19.67
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding January 3, 2015	155,916	$12.22

Fiscal 2014 Long-Term Incentive Opportunity Awards.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2014 to certain of the Company's key employees, including the Chief Executive Officer, the Chief Operating Officer and certain of its Executive Vice Presidents (the "2014 Restricted Stock and Option Awards").  The restricted stock and stock options underlying the 2014 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2014.  Accordingly, in accordance with the terms of the 2014 Restricted Stock and Option Awards, it is anticipated that the earned amount of restricted stock and stock options will be granted and issued to the recipients on the fourth business day after the Company releases its annual financial results for fiscal 2014. The amount of restricted stock and stock options to be issued to the Company's senior management was predetermined using a discounted per share price. The "Discounted Per Share Price" is derived by discounting the closing market price of the Company's common stock as of the last trading day of the immediately preceding fiscal year to account for forfeiture of the restricted stock based on, among other things, the probability of the failure of the restricted stock to be granted and the failure of the Company to meet the required performance measures. The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

The above 2014 Restricted Stock and Option Awards were deemed equity classified in fiscal 2014 as the shares are known, but have not yet been granted. In addition, a portion of the fiscal 2014 LTIP stock awards are treated as a liability until the grant date when the number of shares to be issued is known, and then it becomes equity classified. At January 3, 2015, the Company recorded a liability of approximately $0.4 million on the balance sheet for the long-term incentive opportunities.

NOTE 14.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments, foreign currency translation adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 29, 2012
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(6,768)	$2,623	$(4,145)
Amortization of actuarial loss	4,756	(1,844)	2,912
Actuarial prior service cost recognized	—	—	—
Amortization of prior service costs	103	(39)	64
Total defined benefit pension plans	(1,909)	740	(1,169)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	1,267	(491)	776
Gain/(loss) recognized in other comprehensive income (loss)	(628)	243	(385)
Total natural gas derivatives	639	(248)	391
Corn option derivatives
Gain/(loss) recognized in other comprehensive income (loss)	317	(123)	194
Total corn options	317	(123)	194
Interest swap derivatives
Loss reclassified to net income	260	(101)	159
Other comprehensive income/(loss)	$(693)	$268	$(425)
Year Ended December 28, 2013
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$18,773	$(6,904)	$11,869
Amortization of actuarial loss	5,202	(2,018)	3,184
Amortization of prior service costs	142	(55)	87
Total defined benefit pension plans	24,117	(8,977)	15,140
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(41)	16	(25)
Gain/(loss) recognized in other comprehensive income (loss)	248	(96)	152
Total natural gas derivatives	207	(80)	127
Corn option derivatives
Loss/(gain) reclassified to net income	(5,486)	2,129	(3,357)
Gain/(Loss) recognized in other comprehensive income	7,350	(2,852)	4,498
Total corn options	1,864	(723)	1,141

Foreign currency translation	(14,502)	—	(14,502)
Other comprehensive income/(loss)	$11,686	$(9,780)	$1,906
Year Ended January 3, 2015
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(34,547)	$12,001	$(22,546)
Amortization of actuarial loss	2,078	(806)	1,272
Actuarial prior service cost recognized	1,140	(261)	879
Amortization of prior service costs	23	(9)	14
Total defined benefit pension plans	(31,306)	10,925	(20,381)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(196)	76	(120)
Gain/(loss) recognized in other comprehensive income (loss)	11	(4)	7
Total natural gas derivatives	(185)	72	(113)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(Loss) recognized in other comprehensive income	1,812	(704)	1,108
Total corn options	(2,056)	797	(1,259)

Foreign currency translation	(125,884)	—	(125,884)
Other comprehensive income/(loss)	$(159,431)	$11,794	$(147,637)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$196	$41	$(1,267)	Cost of sales and operating expenses
Corn option derivatives	3,868	5,486	—	Cost of sales and operating expenses
Interest rate swap derivatives	—	—	(260)	Interest expense
	4,064	5,527	(1,527)	Total before tax
	(1,577)	(2,145)	592	Income taxes
	2,487	3,382	(935)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(23)	$(142)	$(103)	(a)
Amortization of actuarial loss	(2,078)	(5,202)	(4,756)	(a)
	(2,101)	(5,344)	(4,859)	Total before tax
	815	2,073	1,883	Income taxes
	(1,286)	(3,271)	(2,976)	Net of tax
Total reclassifications	$1,201	$111	$(3,911)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of January 3, 2015 as follows (in thousands):

	Fiscal Year Ended January 3, 2015
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 28, 2013, net of tax	$(14,502)	$1,448	$(16,369)	$(29,423)
Other comprehensive gain before reclassifications	(125,884)	1,115	(21,667)	(146,436)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(2,487)	1,286	(1,201)
Net current-period other comprehensive income	(125,884)	(1,372)	(20,381)	(147,637)
Accumulated Other Comprehensive Income/(loss) January 3, 2015, net of tax	$(140,386)	$76	$(36,750)	$(177,060)

NOTE 15.    EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Although various defined benefit formulas exist for employees, generally these are based on length of service and earnings patterns during employment. Effective January 1, 2012, the Company's Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling's domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Additionally, as a result of the VION Acquisition, employees of VION Ingredients became employees of Darling Ingredients International. Pursuant to the terms of the Sale and Purchase Agreement dated October 3, 2013, as amended, between Darling and VION, Darling assumed approximately $28.9 million of unfunded pension and insignificant postretirement benefit plan obligations.

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2014, 2013 and 2012 were approximately $9.2 million, $8.2 million and $7.2 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2014 and 2013 were approximately $3.5 million and $0.1 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (January 3, 2015 and December 28, 2013) (in thousands):

	January 3, 2015	December 28, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$129,966	$137,797
Acquisitions	199,996	4,102
Service cost	5,208	507
Interest cost	13,214	5,307
Employee contributions	1,946	20
Plan amendments	(1,371)	—
Actuarial loss	88,592	(12,904)
Benefits paid	(13,045)	(4,761)
Other	(29,364)	(102)
Projected benefit obligation at end of period	395,142	129,966

Change in plan assets:
Fair value of plan assets at beginning of period	118,898	106,519
Acquisitions	171,117	—
Actual return on plan assets	67,090	13,147
Employer contributions	7,061	3,973
Employee contributions	1,946	20
Benefits paid	(13,045)	(4,761)
Other	(24,847)	—
Fair value of plan assets at end of period	328,220	118,898

Funded status	(66,922)	(11,068)
Net amount recognized	$(66,922)	$(11,068)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$29
Current liability	(993)	—
Noncurrent liability	(65,929)	(11,097)
Net amount recognized	$(66,922)	$(11,068)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$59,207	$26,738
Prior service cost/(credit)	(1,131)	32
Net amount recognized (a)	$58,076	$26,770

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(a)	Amounts do not include deferred taxes of $21.3 million and $10.4 million at January 3, 2015 and December 28, 2013, respectively.

The amounts included in "Other" in the above table reflect the impact of foreign exchange translation for plans in Argentina, Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 37% and 97% of the projected benefit obligation for fiscal 2014 and fiscal 2013, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2014 and fiscal 2013 of approximately $0.3 million and approximately $4.0 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2014 of approximately $6.8 million. In fiscal 2013 no contributions were made to the foreign plans.

	January 3, 2015	December 28, 2013
Projected benefit obligation	$395,142	$129,966
Accumulated benefit obligation	376,043	125,939
Fair value of plan assets	328,220	118,898

Net pension cost includes the following components (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Service cost	$5,208	$507	$326
Interest cost	13,214	5,307	5,451
Expected return on plan assets	(14,439)	(7,277)	(6,709)
Net amortization and deferral	2,094	5,261	4,845
Curtailment	7	83	14
Net pension cost	$6,084	$3,881	$3,927

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2014	2013
Actuarial (loss)/gain recognized:
Reclassification adjustments	$1,272	$3,184
Actuarial (loss)/gain recognized during the period	(22,546)	11,869
Prior service (cost) credit recognized:
Reclassification adjustments	14	87
Prior service cost arising during the period	879	—
	$(20,381)	$15,140

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2015 is as follows (in thousands):

2015
Net actuarial loss	$5,142
Prior service cost	(81)
$5,061

Weighted average assumptions used to determine benefit obligations were:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2015	December 28, 2013	December 29, 2012

Discount rate	2.79%	4.66%	3.90%
Rate of compensation increase	1.82%	3.00%	—%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 3, 2015	December 28, 2013	December 29, 2012
Discount rate	4.15%	3.96%	4.50%
Rate of increase in future compensation levels	1.70%	—%	—%
Expected long-term rate of return on assets	5.06%	7.35%	7.35%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for two of the U.S. plans the Company believes it is reasonable to expect a long-term rate of return of 7.1% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 3.8%.

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

Investment results are the most critical element in achieving funding objectives; however, contributions are used as a supplemental source of funding as deemed appropriate.

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective.  The strategic asset allocation is based on this long-term perspective and the plans' funded status.  However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity.  Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.  The results of a thorough asset-liability study completed during 2012 established a dynamic asset allocation glide path (the "Glide Path") by which the U.S. plans' asset allocations are determined. The Glide Path designates intervals based on funded status which contain a corresponding allocation to equities/real assets and fixed income. As the U.S. plans' funded status improves, the allocations become more conservative, and the opposite is true when the funded status declines.

Fixed Income	35% - 80%
Equities	20% - 65%

The equity allocation is invested in stocks traded on one of the U.S. stock exchanges or in foreign companies whose stock is traded outside the U.S. and/or companies that conduct the major portion of their business outside the U.S. Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased.  The portfolio may invest in American Depository Receipts ("ADR"). The majority of the equities are invested in mutual funds that are well-diversified amount growth and value stocks, as well as large, mid, and small cap assets. This mix is balanced based on the understanding that large cap stocks are historically less volatile than small cap stocks: however, smaller cap stocks have historically outperformed larger cap stocks. The emerging markets portion of the equity allocation is held below 10% due to greater volatility in the asset class. Risk adjusted returns are the primary driver of allocation choices within these asset classes. The portfolio is well-diversified in terms of companies, industries and countries.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The diversified asset portion of the allocation will invest in securities with a goal to out pace inflation and preserve their value. The securities in this allocation may consist of inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed-income securities, securities of natural resource companies, master limited partnerships, publicly-listed infrastructure companies, and floating rate debt.

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 28, 2013
Fixed Income:
Long Term	$60,654	$22,906	$37,748	$—
Short Term	771	—	771	—
Equity Securities:
Domestic equities	40,028	38,137	1,891	—
International equities	17,445	16,465	980	—
Totals	$118,898	77,508	$41,390	$—

Balances as January 3, 2015

Fixed Income:
Long Term	$71,820	$23,619	$48,201	$—
Short Term	1,419	—	1,419	—
Equity Securities:
Domestic equities	41,813	35,946	5,867	—
International equities	18,259	16,953	1,306	—
Insurance contracts	194,909	—	—	194,909
Totals	$328,220	$76,518	$56,793	$194,909

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts ("PSA") which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $6.5 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2015.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2015	$13,344
2016	14,379
2017	13,942
2018	14,466
2019	15,748
Years 2020 – 2024	87,338

Multiemployer Pension Plans

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts in the United States.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The Financial Accounting Standards Board ("FASB") issued guidance requiring companies to provide additional disclosures related to individually significant multiemployer pension plans. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. The following table provides more detail on these significant multiemployer plans (contributions in thousands):

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2014	2013	Implemented	2014	2013	2012	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,384	$1,254	$1,371	January 2017 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	876	782	746	May 2016 (c)
All other multiemployer plans					1,042	1,113	1,083
		Total Company Contributions			$3,302	$3,149	$3,200

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through January 1, 2017.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through May 1, 2016.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, two plan have certified as endangered or yellow zone and one plan has certified as seriously endangered or orange zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.3 million, $3.1 million and $3.2 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of January 3, 2015, the Company has an accrued liability of approximately $0.8 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan.  While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest expense, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At January 3, 2015, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as heating oil swaps and options, corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

In November 2013, the Company entered into foreign currency exchange forward contracts that did not qualify for hedge accounting to mitigate the foreign exchange rate risk of the expected acquisition price of the VION Acquisition. Under the terms of the exchange contracts, the Company exchanged U.S. dollars for €1.0 billion at a fixed weighted average price of approximately1.346 with a maturity date of early January 2014. The foreign currency contract was not designated for hedge accounting. In the fourth quarter of fiscal 2013 the Company recorded an unrealized gain of $27.5 million and upon settlement of the exchange contracts recorded a loss in the first quarter of fiscal 2014 of $12.6 million.

Cash Flow Hedges

In fiscal 2013 and fiscal 2014, the Company has entered into natural gas swap contracts that are considered cash flow hedges.  Under the terms of the natural gas swap contracts the Company fixed the expected purchase cost of a portion of its plants expected natural gas usage in fiscal 2015.  As of January 3, 2015, all of the fiscal 2013 contracts and fiscal 2014 contracts have expired and settled according to the contracts with activity disclosed below.

In fiscal 2013 and fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the second quarter of fiscal 2015. As of January 3, 2015, all fiscal 2013 contracts and some of the fiscal 2014 contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of January 3, 2015, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	11,721	Euro	3,650
Brazilian real	18,877	U.S. Dollar	7,400
Euro	289,385	U.S. Dollar	359,631
Euro	8,348	Polish zloty	35,000
Euro	3,429	Japanese yen	488,926
Euro	31,600	Chinese renminbi	242,054
Euro	21,146	Australian dollar	31,350
Euro	1,842	British pound	1,448
Polish zloty	11,544	Euro	2,741

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at January 3, 2015 into earnings over the next 12 months will be approximately $0.1 million.  As of January 3, 2015, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of January 3, 2015 and December 28, 2013 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	January 3, 2015	December 28, 2013
Natural gas swaps	Other current assets	$—	$120
Corn options	Other current assets	247	2,349

Total derivatives designated as hedges		$247	$2,469

Derivatives not Designated as Hedges
Foreign currency contracts	Other current assets	$11,559	$27,516
Corn options and futures	Other current assets	69	—
Heating oil swaps	Other current assets	353	43

Total derivatives not designated as hedges		$11,981	$27,559

Total asset derivatives		$12,228	$30,028

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	January 3, 2015	December 28, 2013
Corn options	Accrued expenses	$—	$1

Total derivatives designated as hedges		$—	$1

Derivatives not Designated as Hedges
Foreign currency contracts	Accrued Expenses	$2,019	$—
Corn options and futures	Accrued Expenses	3	—
Heating oil swaps	Accrued Expenses	993	2

Total derivatives not designated as hedges		$3,015	$2

Total liability derivatives		$3,015	$3

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended January 3, 2015 and December 28, 2013 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2014	2013	2014	2013	2014	2013

Corn options	$1,812	$7,350	$3,868	$5,486	$92	$274
Natural gas swaps	11	248	196	41	(1)	(4)

Total	$1,823	$7,598	$4,064	$5,527	$91	$270

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain of approximately $1.8 million and approximately $7.6 million recorded net of taxes of approximately $0.7 million and approximately $2.9 million for the year ended January 3, 2015 and December 28, 2013, respectively.

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

At January 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $4.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following table presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of January 3, 2015 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at January 3, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$12,228	$—	$12,228	$—
Total Assets	12,228	—	12,228	—

Liabilities
Derivative liabilities	3,015	—	3,015	—
Senior Notes	493,750	—	493,750	—
Term Loan A	310,600	—	310,600	—
Term Loan B	1,198,546	—	1,198,546	—
Revolver	100,335	—	100,335	—
Total Liabilities	$2,106,246	$—	$2,106,246	$—

Derivative assets consist of the Company's heating oil option contracts, corn option contracts and foreign currency contracts, which represents the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap and option rate considering the instruments term, notional amount and credit risk.  See Note 16 Derivatives for breakdown by instrument type.

Derivative liabilities consist of the Company's heating oil swap contracts and corn option contracts, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for breakdown by instrument type.

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

NOTE 18.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2014, 2013 and 2012.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental and litigation matters.  At January 3, 2015 and December 28, 2013, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.9 million and $35.5 million, respectively.  The Company has insurance recovery receivables of approximately $11.4 million and $8.8 million, as of January 3, 2015 and December 28, 2013, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial position, results of operations or cash flows.

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

NOTE 20.    BUSINESS SEGMENTS

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, technical fats and blood plasma products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, protein and hides.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Food Ingredients
Food Ingredients consists principally of (i) the gelatin and hydrolyzed collagen business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's biofuel business conducted under the Dar Pro® and Rothsay names (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names and (iii) the Company's investment in the DGD Joint Venture.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/(loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income before income taxes					$81,452

Segment assets at January 3, 2015	$2,667,369	$1,734,387	$693,921	$75,036	$5,170,713

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2013
Net Sales	$1,788,563	$—	$13,705	$—	$1,802,268
Cost of sales and operating expenses	1,329,057	—	10,762	—	1,339,819
Gross Margin	459,506	—	2,943	—	462,449

Selling, general and administrative expense	149,160	—	928	20,737	170,825
Acquisition costs	—	—	—	23,271	23,271
Depreciation and amortization	93,120	—	368	5,299	98,787
Segment operating income/(loss)	217,226	—	1,647	(49,307)	169,566

Equity in net income of unconsolidated subsidiaries	—	—	7,660	—	7,660
Segment income	217,226	—	9,307	(49,307)	177,226

Total other expense					(13,548)
Income before income taxes					$163,678

Segment assets at December 28, 2013	$1,986,564	$—	$179,722	$1,077,847	$3,244,133

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2012
Net Sales	$1,766,611	$—	$5,941	$—	$1,772,552
Cost of sales and operating expenses	1,299,255	—	4,472	—	1,303,727
Gross Margin	467,356	—	1,469	—	468,825

Selling, general and administrative expense	123,483	—	326	27,904	151,713
Acquisition costs	—	—	—	—	—
Depreciation and amortization	81,122	—	122	4,127	85,371
Segment operating income/(loss)	262,751	—	1,021	(32,031)	231,741

Equity in net income of unconsolidated subsidiaries	—	—	(2,662)	—	(2,662)
Segment income	262,751	—	(1,641)	(32,031)	229,079

Total other expense					(22,294)
Income before income taxes					$206,785

 Business Segment Property, Plant and Equipment (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Depreciation and amortization:
Feed Ingredients	$158,871	$93,120	$81,122
Food Ingredients	73,274	—	—
Fuel Ingredients	27,898	368	122
Corporate Activities	9,474	5,299	4,127
Total	$269,517	$98,787	$85,371
Capital expenditures:
Feed Ingredients	$135,923	$84,616	$84,344
Food Ingredients	61,657	—	—
Fuel Ingredients	21,392	162	66
Corporate Activities	9,946	33,529	31,003
Total (a)	$228,918	$118,307	$115,413

(a)
Excludes the capital assets acquired as part of the acquisition of assets related to VION Acquisition and Custom Blenders acquisition in fiscal 2014 of approximately $984.2 million, the Terra Transaction and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million and the BioPur acquisition in fiscal 2012 of approximately $0.6 million.

Geographic Area Net Trade Revenues (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
North America	$2,131,978	$1,802,268	$1,772,552
Europe	1,438,320	—	—
China	229,876	—	—
South America	73,241	—	—
Other	83,028	—	—
Total	$3,956,443	$1,802,268	$1,772,552

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company attributes revenues from external customers to individual foreign countries based on the origin of the Company's shipments.

Prior to fiscal 2014, the Company did not have operations outside of North America. During fiscal 2014, the Company acquired operations in Europe, China, South America and other countries of the world. Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

FY 2014
Long-Lived Assets
North America	$2,422,050
Europe	1,407,402
China	186,994
South America	93,264
Other	7,390
Total	$4,117,100

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended January 3, 2015
	First Quarter (a), (b)	Second Quarter (a), (b)	Third Quarter (a), (b)	Fourth Quarter (b)
Net sales	$946,292	$1,031,283	$978,665	$1,000,203
Operating income	(564)	75,485	49,925	39,662
Income from operations before income taxes	(69,296)	50,078	27,090	73,580
Net income	(51,006)	34,575	15,954	68,788
Net (income)/loss attributable to minority interests	(1,797)	(1,818)	(1,636)	1,155
Net income/(loss) attributable to Darling	(52,803)	32,757	14,318	69,943
Basic earnings per share	(0.32)	0.20	0.09	0.42
Diluted earnings per share	(0.32)	0.20	0.09	0.42

(a)
Includes sales deductions reclassified from net sales to cost of sales in the amount of approximately $14.9 million in the first quarter of fiscal 2014, approximately $24.3 million in the second quarter of fiscal 2014 and approximately $22.9 million in the third quarter of fiscal 2014 to conform to the fiscal year ended January 3, 2015 presentation.

(b)
Included in net income are $15.9 million in acquisition and integration costs in the first quarter of fiscal 2014, $4.2 million in acquisition and integration costs in the second quarter of fiscal 2014, $2.2 million in acquisition and integration costs in the third quarter of fiscal 2014 and $2.4 million in the fourth quarter of fiscal 2014 primarily relating to the VION Acquisition and Rothsay Acquisition. Included in net income in the first quarter of fiscal 2014 is approximately $12.6 million of loss on a foreign currency forward contract, approximately $27.3 million redemption premium to payoff the 8.5% Senior Notes due 2018 early and approximately $44.8 million of costs related to the VION Acquisition inventory step-up in value. In addition, included in net income are approximately $5.0 million in the second quarter of fiscal 2014 related to the VION Acquisition inventory step-up in value. Additionally, included in the net income for the fourth quarter of fiscal 2014 were the Company's portion of all tax credits recorded by the DGD Joint Venture and the Company's other processing facilities, which amounted to approximately$67.4 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2013
	First Quarter (c)	Second Quarter (c), (d)	Third Quarter (c), (d)	Fourth Quarter (c), (d)
Net sales	$465,657	$443,542	$445,130	$447,939
Operating income	58,576	50,802	41,652	18,536
Income from operations before income taxes	52,823	42,753	45,024	23,078
Net income	32,405	26,418	27,651	22,493

Basic earnings per share	0.27	0.22	0.23	0.18
Diluted earnings per share	0.27	0.22	0.23	0.18

(c)
Includes sales deductions reclassified from net sales to cost of sales in the amount of approximately $20.2 million in the first quarter of fiscal 2013, approximately $19.9 million in the second quarter of fiscal 2013, approximately $19.3 million in the third quarter of fiscal 2013 and $19.2 million in the fourth quarter of fiscal 2013 to conform to the fiscal year 2014 presentation.

(d)
Included in net income are $0.8 million in transaction costs in the second quarter of fiscal 2013, $8.3 million in transaction costs in the third quarter of fiscal 2013 and $14.2 million in the fourth quarter of fiscal 2013 relating to the Terra Transaction, Rothsay Acquisition and the VION Acquisition. In addition, the fourth quarter of fiscal 2013 includes approximately $27.5 million of an unrealized gain on a foreign currency forward contract.

NOTE 22.    RELATED PARTY TRANSACTIONS

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

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company has recorded sales to the DGD Joint Venture of approximately $159.8 million, $83.8 million and $0.3 million, respectively. At January 3, 2015 and December 28, 2013, the Company has approximately $6.1 million and $14.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $5.1 million and $3.7 million for the year ended January 3, 2015 and December 28, 2013, respectively to the DGD Joint Venture to defer the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at January 3, 2015 and December 28, 2013 of approximately $1.3 million and $0.6 million, respectively.

NOTE 23.    NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 24.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.375% Notes (see Note 10) are guaranteed on an unsecured basis by following Notes Guarantors, each of which is a 100% directly and indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. The Notes Guarantors fully and unconditionally guaranteed the 5.375% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the "Issuer" of the 5.375% Notes, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of January 3, 2015 and December 28, 2013, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of January 3, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,447	$14,460	$83,877	$—	$108,784
Restricted cash	103	—	240	—	343
Accounts receivable	30,237	604,486	320,040	(544,984)	409,779
Inventories	19,762	93,253	288,598	—	401,613
Income taxes refundable	18,647	—	3,493	—	22,140
Prepaid expenses	11,513	1,792	31,324	—	44,629
Other current assets	1,894	14	206,338	(186,922)	21,324
Deferred income taxes	42,497	—	2,504	—	45,001
Total current assets	135,100	714,005	936,414	(731,906)	1,053,613
Investment in subsidiaries	3,874,466	1,096,541	837,605	(5,808,612)	—
Property, plant and equipment, net	205,895	445,301	922,920	—	1,574,116
Intangible assets, net	21,903	366,315	544,195	—	932,413
Goodwill	21,860	549,950	748,609	—	1,320,419
Investment in unconsolidated subsidiaries	—	—	202,712	—	202,712
Other assets	56,404	575,656	538,460	(1,099,511)	71,009
Deferred income taxes	—	—	16,431	—	16,431
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,017	$55	$225,252	$(186,923)	$54,401
Accounts payable	540,784	11,349	127,994	(511,609)	168,518
Income taxes payable	—	—	4,363	—	4,363
Accrued expenses	88,840	34,842	165,812	(33,375)	256,119
Deferred income taxes	—	—	642	—	642
Total current liabilities	645,641	46,246	524,063	(731,907)	484,043
Long-term debt, net of current portion	1,334,556	—	1,862,994	(1,099,511)	2,098,039
Other noncurrent liabilities	56,849	1,979	55,872	—	114,700
Deferred income taxes	176,745	—	246,052	—	422,797
Total liabilities	2,213,791	48,225	2,688,981	(1,831,418)	3,119,579
Total stockholders' equity	2,101,837	3,699,543	2,058,365	(5,808,611)	2,051,134
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713

DARLING INGREDIENTS INC.
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended January 3, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$557,316	$1,620,054	$2,063,310	$(284,237)	$3,956,443
Cost and expenses:
Cost of sales and operating expenses	421,883	1,330,038	1,655,487	(284,237)	3,123,171
Selling, general and administrative expenses	145,258	54,070	175,252	—	374,580
Depreciation and amortization	31,183	83,957	154,377	—	269,517
Acquisition and integration costs	20,410	—	4,257	—	24,667
Total costs and expenses	618,734	1,468,065	1,989,373	(284,237)	3,791,935
Operating income	(61,418)	151,989	73,937	—	164,508

Interest expense	(97,912)	21,231	(58,554)	(181)	(135,416)
Foreign currency gains/(losses)	(12,244)	(417)	(887)	—	(13,548)
Other income/(expense), net	(3,717)	(19)	3,854	181	299
Equity in net income of unconsolidated subsidiary	—	—	65,609	—	65,609
Earnings in investments in subsidiaries	223,790	—	—	(223,790)	—
Income/(loss) from operations before taxes	48,499	172,784	83,959	(223,790)	81,452
Income taxes (benefit)	(15,716)	17,534	11,323	—	13,141
Net (income)/loss attributable to noncontrolling interests	—	—	(4,096)	—	(4,096)
Net income/(loss)	$64,215	$155,250	$68,540	$(223,790)	$64,215

Condensed Consolidating Statements of Operations
For the year ended December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$708,166	$1,288,824	$41,196	$(235,918)	$1,802,268
Cost and expenses:
Cost of sales and operating expenses	559,117	988,295	28,325	(235,918)	1,339,819
Selling, general and administrative expenses	91,723	76,016	3,086	—	170,825
Depreciation and amortization	24,794	68,139	5,854	—	98,787
Acquisition costs	14,074	—	9,197	—	23,271
Total costs and expenses	689,708	1,132,450	46,462	(235,918)	1,632,702
Operating income	18,458	156,374	(5,266)	—	169,566

Interest expense	(36,964)	3,281	(4,425)	—	(38,108)
Foreign currency gains/(losses)	27,516	(42)	633	—	28,107
Other income/(expense), net	(3,373)	55	(229)	—	(3,547)
Equity in net loss of unconsolidated subsidiary	—	—	7,660	—	7,660
Earnings in investments in subsidiaries	105,178	—	—	(105,178)	—
Income/(loss) from operations before taxes	110,815	159,668	(1,627)	(105,178)	163,678
Income taxes (benefit)	1,848	52,351	512	—	54,711
Net income/(loss)	$108,967	$107,317	$(2,139)	$(105,178)	$108,967

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$679,432	$1,270,978	$14,874	$(192,732)	$1,772,552
Cost and expenses:
Cost of sales and operating expenses	532,734	949,534	14,191	(192,732)	1,303,727
Selling, general and administrative expenses	80,432	71,141	140	—	151,713
Depreciation and amortization	23,542	61,807	22	—	85,371
Total costs and expenses	636,708	1,082,482	14,353	(192,732)	1,540,811
Operating income	42,724	188,496	521	—	231,741

Interest expense	(24,047)	(7)	—	—	(24,054)
Other income/(expense), net	(1,572)	3,355	(23)	—	1,760
Equity in net loss of unconsolidated subsidiary	—	—	(2,662)	—	(2,662)
Earnings in investments in subsidiaries	119,953	—	—	(119,953)	—
Income/(loss) from operations before taxes	137,058	191,844	(2,164)	(119,953)	206,785
Income taxes (benefit)	6,288	70,523	(796)	—	76,015
Net income/(loss)	$130,770	$121,321	$(1,368)	$(119,953)	$130,770

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 3, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$68,311	$155,250	$68,540	$(223,790)	$68,311
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(125,884)	—	(125,884)
Pension adjustments	(11,844)	(34)	(8,503)	—	(20,381)
Natural gas swap derivative adjustments	(113)	—	—	—	(113)
Corn option derivative adjustments	(1,259)	—	—	—	(1,259)
Total other comprehensive income, net of tax	(13,216)	(34)	(134,387)	—	(147,637)
Total comprehensive income/(loss)	55,095	155,216	(65,847)	(223,790)	(79,326)
Comprehensive income attributable to noncontrolling interests	—	—	6,200	—	$6,200
Comprehensive income/(loss) attributable to Darling	$55,095	$155,216	$(59,647)	$(223,790)	$(73,126)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
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

Condensed Consolidating Statements of Comprehensive Income/(Loss)
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 3, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$68,311	$155,250	$68,540	$(223,790)	$68,311
Earnings in investments in subsidiaries	(223,790)	—	—	223,790	—
Other operating cash flows	226,120	(34,238)	14,979	—	206,861
Net cash provided/(used) by operating activities	70,641	121,012	83,519	—	275,172

Cash flows from investing activities:
Capital expenditures	(39,248)	(84,299)	(105,371)	—	(228,918)
Acquisitions, net of cash acquired	—	(19,394)	(2,075,006)	—	(2,094,400)
Investment in subsidiaries and affiliates	(1,483,007)	(1,442,788)	(440,619)	3,366,414	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,522	5,155	2,585	—	9,262
Proceeds from insurance settlements	1,350	200	—	—	1,550
Payments related to routes and other intangibles	(9,640)	—	(1,648)	—	(11,288)
Net cash provide/(used) in investing activities	(1,529,023)	(1,745,200)	(2,415,985)	3,366,414	(2,323,794)

Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—	742,184	—	1,842,184
Payments on long-term debt	(264,500)	(87)	(69,175)	—	(333,762)
Borrowings from revolving credit facility	122,445	—	47,698	—	170,143
Payments on revolving credit facility	(297,445)	—	(54,144)	—	(351,589)
Net overdraft financing	—	—	4,077	—	4,077
Borrowings from affiliates	—	—	—	—	—
Deferred loan costs	(41,748)	—	(3,475)	—	(45,223)
Issuance of common stock	416	—	—	—	416
Contributions from parent	—	1,632,618	1,733,796	(3,366,414)	—
Minimum withholding taxes paid on stock awards	(10,026)	—	—	—	(10,026)
Excess tax benefits from stock-based compensation	2,420	—	—	—	2,420
Addition of noncontrolling interest	—	—	1,201	—	1,201
Distributions to noncontrolling interests	—	—	(4,272)	—	(4,272)
Net cash provided/(used) in financing activities	611,562	1,632,531	2,397,890	(3,366,414)	1,275,569

Effect of exchange rate changes on cash and cash equivalent	—	—	10,980	—	10,980
Net increase/(decrease) in cash and cash equivalents	(846,820)	8,343	76,404	—	(762,073)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$10,447	$14,460	$83,877	$—	$108,784

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 28, 2013
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$108,967	$107,317	$(2,139)	$(105,178)	$108,967
Earnings in investments in subsidiaries	(105,178)	—	—	105,178	—
Other operating cash flows	135,315	(39,459)	5,898	—	101,754
Net cash provided by operating activities	139,104	67,858	3,759	—	210,721

Cash flows from investing activities:
Capital expenditures	(45,173)	(68,716)	(4,418)	—	(118,307)
Acquisitions, net of cash acquired	—	(121,440)	(612,635)	—	(734,075)
Investment in subsidiaries and affiliates	(600,537)	(63,115)	(44,959)	663,652	(44,959)
Note receivable from affiliates	—	(370,996)	—	370,996	—
Gross proceeds from sale of property, plant and equipment and other assets	1,329	1,029	—	—	2,358
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(2,423)	—	—	—	(2,423)
Net cash provided/(used) in investing activities	(645,273)	(622,788)	(662,012)	1,034,648	(895,425)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	144,704	—	344,704
Payments on long-term debt	—	(82)	(498)	—	(580)
Borrowings from revolving credit facility	245,000	—	48,235	—	293,235
Payments on revolving credit facility	(5,000)	—	—	—	(5,000)
Borrowings from affiliates	—	—	370,996	(370,996)	—
Deferred loan costs	(11,916)	—	(1,404)	—	(13,320)
Issuances of common stock	840,558	—	—	—	840,558
Contributions from parent	—	555,552	108,100	(663,652)	—
Minimum withholding taxes paid on stock awards	(3,289)	—	—	—	(3,289)
Excess tax benefits from stock-based compensation	1,138	—	—	—	1,138
Net cash provided/(used) in financing activities	1,266,491	555,470	670,133	(1,034,648)	1,457,446

Effect of exchange rate changes on cash and cash equivalents	—	—	(5,134)	—	(5,134)
Net increase/(decrease) in cash and cash equivalents	760,322	540	6,746	—	767,608
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$857,267	$6,117	$7,473	$—	$870,857

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 29, 2012
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$130,770	$121,321	$(1,368)	$(119,953)	$130,770
Earnings in investments in subsidiaries	(119,953)	—	—	119,953	—
Other operating cash flows	175,098	(56,445)	114	—	118,767
Net cash provided/(used) by operating activities	185,915	64,876	(1,254)	—	249,537

Cash flows from investing activities:
Capital expenditures	(49,619)	(65,794)	—	—	(115,413)
Acquisitions, net of cash acquired	(3,000)	—	—	—	(3,000)
Investment in subsidiaries and affiliates	(43,449)	—	(43,424)	43,449	(43,424)
Gross proceeds from sale of property, plant and equipment and other assets	2,083	1,787	—	—	3,870
Proceeds from insurance settlements	1,305	2,967	—	—	4,272
Payments related to routes and other intangibles	(137)	—	—	—	(137)
Net cash provided/(used) in investing activities	(92,817)	(61,040)	(43,424)	43,449	(153,832)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	(32)	—	—	(30,032)
Issuances of common stock	72	—	—	—	72
Contributions from parent	—	—	43,449	(43,449)	—
Minimum withholding taxes paid on stock awards	(4,084)	—	—	—	(4,084)
Excess tax benefits from stock-based compensation	2,652	—	—	—	2,652
Net cash provided/(used) in financing activities	(31,360)	(32)	43,449	(43,449)	(31,392)

Net increase/(decrease) in cash and cash equivalents	61,738	3,804	(1,229)	—	64,313
Cash and cash equivalents at beginning of year	35,207	1,773	1,956	—	38,936
Cash and cash equivalents at end of year	$96,945	$5,577	$727	$—	$103,249

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2015. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2015.

In January 2014, the Company acquired Darling Ingredients International in the VION Acquisition. The Company is currently in the process of integrating Darling Ingredients International pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size and complexity and the timing of the VION Acquisition, the internal controls over financial reporting of Darling Ingredients International will be excluded from management’s assessment of the Company’s internal control over financial reporting as of January 3, 2015, as permitted under SEC regulations.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report. During the first three quarters of fiscal 2014, the Company has implemented new enterprise resource planning system and financial reporting tools that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting and as a result related controls were modified as necessary.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled "Election of Directors,"  "Our Management - Executive Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Committees of the Board - Audit Committee" included in the Company’s definitive Proxy Statement relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

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
Darling Ingredients Inc.
251 O’Connor Ridge Blvd, Suite 300
Irving, Texas  75038
Phone:  972-717-0300
Fax:  972-717-1588
Email:  bphillips@darlingii.com

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled "Executive Compensation," "Compensation Committee Report" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" included in the Company’s definitive Proxy Statement relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company’s definitive Proxy Statement relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled "Transactions with Related Persons, Promoters and Certain Control Persons,"  "Corporate Governance – Code of Business Conduct" and "Corporate Governance - Independent Directors" included in the Company's definitive Proxy Statement relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled "Ratification of Selection of Independent Registered Public Accountant" included in the Company’s definitive Proxy Statement relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

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

3.4
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

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

4.5
Supplemental Indenture, dated as of April 4, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company, Terra Renewal Services Inc., Rousselot Dubuque Inc., Rousselot Inc., Rousselot Peabody Inc., Sonac USA LLC and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed July 15, 2014 and incorporated herein by reference).

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

10.8
Joinder to the Registration Rights Agreement, dated as of January 8, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc., and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.15 *
Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.16 *
Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.17 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.18 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.19 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.20 *
Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.21 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.22 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.23 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling Ingredients Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.24 *
Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.25 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.26 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.27 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.28 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.29 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.30 *
Senior Executive Termination Benefits Agreement, dated as of September 1, 2012, between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2012 and incorporated herein by reference).

10.31 *
Amendment One to the Senior Executive Termination Benefits Agreement dated as of April 23, 2013 by and between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 and incorporated herein by reference).

10.32 *
Form of Senior Executive Termination Benefits Agreement between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.33 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

10.34 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.35
Underwriting Agreement, dated December 12, 2013, between Darling International Inc. and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2013 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

18.1	Preferability letter regarding changes in accounting principle (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2014 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013; (ii) Consolidated Statements of Operations for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 4, 2015
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President –	March 4, 2015
John O. Muse	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ O. Thomas Albrecht	Director	March 4, 2015
O. Thomas Albrecht

/s/ D. Eugene Ewing	Director	March 4, 2015
D. Eugene Ewing

/s/ Dirk Kloosterboer	Director	March 4, 2015
Dirk Kloosterboer

/s/ Mary R. Korby	Director	March 4, 2015
Mary R. Korby

/s/ Charles Macaluso	Director	March 4, 2015
Charles Macaluso

/s/ John D. March	Director	March 4, 2015
John D. March

	Director	March 4, 2015
Justinus J.G.M. Sanders

/s/ Michael Urbut	Director	March 4, 2015
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

3.4
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 27, 1994 and incorporated herein by reference).

4.2
Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

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

4.5
Supplemental Indenture, dated as of April 4, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company, Terra Renewal Services Inc., Rousselot Dubuque Inc., Rousselot Inc., Rousselot Peabody Inc., Sonac USA LLC and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed July 15, 2014 and incorporated herein by reference).

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

10.8
Joinder to the Registration Rights Agreement, dated as of January 8, 2014, by and among Darling International Inc., Craig Protein Division, Inc., Darling AWS LLC, Darling National LLC, Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC, Terra Holding Company and Terra Renewal Services Inc., and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and on behalf of BMO Capital Markets Corp. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

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

10.15 *
Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.16 *
Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.17 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.18 *	2010 Special Incentive Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010 and incorporated herein by reference).

10.19 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.20 *
Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.21 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.22 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.23 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling Ingredients Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.24 *
Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.25 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.26 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.27 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.28 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.29 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.30 *
Senior Executive Termination Benefits Agreement, dated as of September 1, 2012, between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2012 and incorporated herein by reference).

10.31 *
Amendment One to the Senior Executive Termination Benefits Agreement dated as of April 23, 2013 by and between Darling International Inc. and Colin Stevenson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 and incorporated herein by reference).

10.32 *
Form of Senior Executive Termination Benefits Agreement between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.33 *
Transitional Services Agreement dated December 27, 2013 by and between Darling International Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2013 and incorporated herein by reference).

10.34 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

10.35
Underwriting Agreement, dated December 12, 2013, between Darling International Inc. and Goldman, Sachs & Co., as representative of the several underwriters named in Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2013 and incorporated herein by reference).

14
Darling International Inc. Code of Business Conduct applicable to all employees, including senior executive officers (filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 001-13323), and incorporated herein by reference).

18.1	Preferability letter regarding changes in accounting principle (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2014 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013; (ii) Consolidated Statements of Operations for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.