Form 10-Q
period 2015-04-04
DARLING INGREDIENTS INC.
filed 2015-05-14
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
OR

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

There were 165,220,171 shares of common stock, $0.01 par value, outstanding at May 7, 2015.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2015

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 4, 2015 and January 3, 2015
(in thousands, except share data)

	April 4, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$112,131	$108,784
Restricted cash	353	343
Accounts receivable, net	376,968	409,779
Inventories	398,179	401,613
Prepaid expenses	54,848	44,629
Income taxes refundable	25,531	22,140
Other current assets	30,642	21,324
Deferred income taxes	45,139	45,001
Total current assets	1,043,791	1,053,613
Property, plant and equipment, less accumulated depreciation of $540,327 at April 4, 2015 and $525,699 at January 3, 2015	1,507,625	1,574,116
Intangible assets, less accumulated amortization of $198,281 at April 4, 2015 and $184,909 at January 3, 2015	869,800	932,413
Goodwill	1,255,105	1,320,419
Investment in unconsolidated subsidiaries	198,639	202,712
Other assets	67,023	71,009
Deferred income taxes	15,832	16,431
	$4,957,815	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$81,195	$54,401
Accounts payable, principally trade	161,853	168,518
Income taxes payable	6,138	4,363
Accrued expenses	224,845	256,119
Deferred income taxes	1,540	642
Total current liabilities	475,571	484,043
Long-term debt, net of current portion	2,009,535	2,098,039
Other non-current liabilities	112,354	114,700
Deferred income taxes	402,414	422,797
Total liabilities	2,999,874	3,119,579
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 166,999,637 and 166,213,793 shares issued at April 4, 2015 and at January 3, 2015, respectively	1,670	1,662
Additional paid-in capital	1,481,590	1,479,637
Treasury stock, at cost; 1,779,614 and 1,501,130 shares at April 4, 2015 and at January 3, 2015, respectively	(27,638)	(23,207)
Accumulated other comprehensive loss	(274,895)	(177,060)
Retained earnings	672,067	671,958
Total Darling's stockholders’ equity	1,852,794	1,952,990
Noncontrolling interests	105,147	98,144
Total stockholders' equity	$1,957,941	$2,051,134
	$4,957,815	$5,170,713

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 4, 2015 and March 29, 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$874,694	$946,292
Costs and expenses:
Cost of sales and operating expenses	684,521	775,206
Selling, general and administrative expenses	86,631	90,033
Acquisition and integration costs	5,319	15,948
Depreciation and amortization	66,398	65,669
Total costs and expenses	842,869	946,856
Operating income/(loss)	31,825	(564)

Other expense:
Interest expense	(23,109)	(58,857)
Foreign currency gain/(loss)	(2,460)	(13,814)
Other income/(expense), net	(509)	(1,138)
Total other expense	(26,078)	(73,809)

Equity in net income/(loss) of unconsolidated subsidiaries	(1,808)	5,077
Income/(loss) before income taxes	3,939	(69,296)

Income tax expense/(benefit)	2,115	(18,290)

Net income/(loss)	1,824	(51,006)

Net (income)/loss attributable to noncontrolling interests	(1,715)	(1,797)

Net income/(loss) attributable to Darling	$109	$(52,803)

Basic income/(loss) per share	$—	$(0.32)
Diluted income/(loss) per share	$—	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 4, 2015 and March 29, 2014
(in thousands)
(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income/(loss)	$1,824	$(51,006)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(98,642)	20,615
Pension adjustments	769	320
Natural gas swap derivative adjustments	—	(113)
Corn option derivative adjustments	38	(1,598)
Total other comprehensive income/(loss), net of tax	(97,835)	19,224
Total comprehensive income/(loss)	$(96,011)	$(31,782)
Comprehensive income/(loss) attributable to noncontrolling interests	7,042	868
Comprehensive income/(loss) attributable to Darling	$(103,053)	$(32,650)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 4, 2015 and March 29, 2014
(in thousands)
(unaudited)

	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income/(loss)	$1,824	$(51,006)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,398	65,669
Loss/(gain) on disposal of property, plant, equipment and other assets	47	(916)
Gain on insurance proceeds from insurance settlements	(341)	—
Deferred taxes	503	(9,499)
Increase/(decrease) in long-term pension liability	261	(688)
Stock-based compensation expense	1,282	8,459
Write-off deferred loan costs	—	4,330
Deferred loan cost amortization	2,409	2,452
Equity in net (income)/loss of unconsolidated subsidiaries	1,808	(5,077)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,269	7,018
Income taxes refundable/payable	(1,857)	(11,739)
Inventories and prepaid expenses	(26,511)	16,700
Accounts payable and accrued expenses	(19,985)	(63,824)
Other	21,133	7,617
Net cash provided/(used) by operating activities	59,240	(30,504)
Cash flows from investing activities:
Capital expenditures	(50,838)	(51,360)
Acquisitions, net of cash acquired	—	(2,081,690)
Gross proceeds from disposal of property, plant and equipment and other assets	534	1,324
Proceeds from insurance settlement	341	—
Payments related to routes and other intangibles	(753)	(6,812)
Net cash used by investing activities	(50,716)	(2,138,538)
Cash flows from financing activities:
Proceeds from long-term debt	5,943	1,797,509
Payments on long-term debt	(13,602)	(263,971)
Borrowings from revolving credit facility	27,428	223,310
Payments on revolving credit facility	(37,943)	(273,474)
Net cash overdraft financing	31,162	—
Deferred loan costs	—	(38,786)
Issuance of common stock	81	2,504
Minimum withholding taxes paid on stock awards	(4,469)	(4,709)
Excess tax benefits from stock-based compensation	(35)	960
Distributions to noncontrolling interests	(38)	—
Net cash provided by financing activities	8,527	1,443,343
Effect of exchange rate changes on cash	(13,704)	(1,736)
Net increase/(decrease) in cash and cash equivalents	3,347	(727,435)
Cash and cash equivalents at beginning of period	108,784	870,857
Cash and cash equivalents at end of period	$112,131	$143,422
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$2,164	$1,437
Cash paid during the period for:
Interest, net of capitalized interest	$26,118	$35,472
Income taxes, net of refunds	$5,149	$5,466

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 4, 2015
(unaudited)

(1)	General

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. As further discussed in Note 3, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. The Company’s business is conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. See Note 13 to the consolidated financial statements.

The accompanying consolidated financial statements for the three month periods ended April 4, 2015 and March 29, 2014, have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2015.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income (loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as "Net income/(loss) attributable to noncontrolling interests". In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as "Noncontrolling interests" within "Stockholders' Equity." All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 4, 2015, and include the 13 weeks ended April 4, 2015, and the 13 weeks ended March 29, 2014.

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

(d)	Long-Lived Assets

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

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries ("Griffin") and trade names acquired in the VION Acquisition.  In the first quarter of fiscal 2015, the Company has determined that due to a global re-branding strategy, the Griffin Industries trade name in the amount of approximately $65.1 million has been determined to have a limited useful life and therefore the Company has started to amortize the Griffin Industries name over a useful life of 10 years. Intangible assets subject to amortization consist of: 1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products; 2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; 4) trade names; and 5) royalty, consulting, land use rights and leasehold agreements.   Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, consulting, land use rights and leasehold agreements are amortized over the term of the agreement.

(e)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $98.6 million and translation gains of approximately $20.6 million for the three months ended April 4, 2015 and March 29, 2014, respectively. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $2.5 million and $13.8 million in the three months ended April 4, 2015 and March 29, 2014, with $12.6 million representing a loss on a hedge transaction during the first quarter of fiscal 2014.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(g)	Earnings Per Share

Basic income/(loss) per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income/(loss) per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 4, 2015			March 29, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$109	164,882	$—	$(52,803)	164,386	$(0.32)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		419			—
Less: Pro forma treasury shares		(155)			—
Diluted:
Net income attributable to Darling	$109	165,146	$—	$(52,803)	164,386	$(0.32)

For the three months ended April 4, 2015 and March 29, 2014, respectively, 524,483 and 942,956 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the three months ended April 4, 2015 and March 29, 2014, respectively, 519,262 and 856,568 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

The Company notes the acquisition discussed below is not considered related business and therefore pro forma results of operations for this acquisition have not been presented because the effect is not deemed material to revenues and net income of the Company for any fiscal period presented.

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

(4)	Inventories

A summary of inventories follows (in thousands):

	April 4, 2015	January 3, 2015
Finished product	$255,038	$255,130
Work in process	95,663	98,936
Supplies and other	47,478	47,547
	$398,179	$401,613

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2015	December 31, 2014
Assets:
Total current assets	$213,811	$216,991
Property, plant and equipment, net	364,598	373,117
Other assets	1,546	2,092
Total assets	$579,955	$592,200
Liabilities and members' equity:
Total current portion of long term debt	$60,289	$57,514
Total other current liabilities	17,765	21,313
Total long term debt	148,242	155,273
Total other long term liabilities	350	339
Total members' equity	353,309	357,761
Total liabilities and member's equity	$579,955	$592,200

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Revenues:
Operating revenues	$116,728	$119,657
Expenses:
Total costs and expenses	117,044	105,901
Operating income/(loss)	(316)	13,756
Other income	20	18
Interest and debt expense, net	(4,156)	(4,426)
Net income/(loss)	$(4,452)	$9,348

As of April 4, 2015 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $176.7 million on the consolidated balance sheet and has recorded approximately $2.2 million in equity net loss and $4.7 million in equity net income in the unconsolidated subsidiary for the three months ended April 4, 2015 and March 29, 2014, respectively. In addition, subsequent to April 4, 2015, the Company received a $25.0 million dividend distribution from the DGD Joint Venture.

(6)	Debt

Debt consists of the following (in thousands):

	April 4, 2015	January 3, 2015
Amended Credit Agreement:
Revolving Credit Facility ($32.7 million and $36.9 million denominated in CAD at April 4, 2015 and January 3, 2015, respectively and $10.9 million denominated in Euro at April 4, 2015)	$88,604	$101,863
Term Loan A ($112.2 million and $122.2 million denominated in CAD at April 4, 2015 and January 3, 2015, respectively)	299,620	312,161
Term Loan B ($551.1 million and $610.2 million denominated in Euro at April 4, 2015 and January 3, 2015, respectively)	1,145,098	1,205,669
5.375% Senior Notes due 2022	500,000	500,000
Other Notes and Obligations	57,408	32,747
	2,090,730	2,152,440
Less Current Maturities	81,195	54,401
	$2,009,535	$2,098,039

As of April 4, 2015, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$140.6 million and CAD$41.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of April 4, 2015, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$2.4 million and CAD$4.3 million, respectively.

As of April 4, 2015, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in euros of €504.9 million and €10.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at April 4, 2015, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.3 million and €0.9 million, respectively.

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

As of April 4, 2015, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of April 4, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

As of April 4, 2015, the Company had $187.5 million outstanding under the term loan A facility and $45.0 million outstanding under the revolver at LIBOR plus a margin of 2.50% per annum for a total of 2.6875% per annum. The Company had $594.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$140.6 million outstanding under the term loan A facility and CAD$41.0 million outstanding under the revolver at CDOR plus a margin of 2.5% per annum for a total of 3.5823% per annum. The Company had €504.9 million outstanding under the term loan B facility at LIBOR plus a margin of 2.75% per annum for a total of 3.5% per annum. The Company had €10.0 million outstanding under the revolver at LIBOR plus a margin of 2.50% per annum for a total of 2.489% per annum. As of April 4, 2015, the Company had revolver availability of $879.4 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $32.0 million.

The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default. Effective May 13, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with the administrative agent and certain of the lenders. The First Amendment removes the previously existing requirement under the Amended Credit Agreement that the maximum total leverage ratio under one of the financial covenants must continue to step down over the life of the Senior Secured Credit Facilities. After giving effect to the First Amendment, the maximum total leverage ratio shall remain 5.0 to 1.0 for the duration of the loans under the Amended Credit Agreement.

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

As of April 4, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement and the Indenture.

(7)	Income Taxes

The Company has provided income taxes for the three month periods ended April 4, 2015 and March 29, 2014, based on its estimate of the effective tax rate for the entire 2015 and 2014 fiscal years. For fiscal 2015, the Company’s effective tax rate is significantly affected by Subpart F income and entities that are subject to income tax at various tax rates in their countries of operation that differ from the U.S. statutory tax rate.

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

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.  Certain VION Companies acquired as part of the VION Acquisition have deferred tax assets for tax loss carryforwards, and the Company has recorded valuation allowances in respect to those losses to the extent it has been determined that it is not more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 4, 2015, the Company had $5.7 million of gross unrecognized tax benefits and $2.2 million of related accrued interest and penalties. An indemnity receivable of $5.9 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.7 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended April 4, 2015 and March 29, 2014 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Defined benefit pension plans
Amortization of prior service cost	$(20)	$4	$10	$(2)	$(10)	$2
Amortization of actuarial loss	1,285	519	(506)	(201)	779	318
Total defined benefit pension plans	1,265	523	(496)	(203)	769	320
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	(357)	—	139	—	(218)
Gain/(loss) activity recognized in other comprehensive income (loss)	—	172	—	(67)	—	105
Total natural gas swap derivatives	—	(185)	—	72	—	(113)
Corn option derivatives
Loss/(gain) reclassified to net income	(234)	(1,292)	91	501	(143)	(791)
Gain/(loss) activity recognized in other comprehensive income (loss)	296	(1,319)	(115)	512	181	(807)
Total corn option derivatives	62	(2,611)	(24)	1,013	38	(1,598)

Foreign currency translation	(98,642)	20,615	—	—	(98,642)	20,615

Other comprehensive income (loss)	$(97,315)	$18,342	$(520)	$882	$(97,835)	$19,224

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended April 4, 2015 and March 29, 2014 as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$357	Cost of sales and operating expenses
Corn option derivatives	234	1,292	Cost of sales and operating expenses
	234	1,649	Total before tax
	(91)	(640)	Income taxes
	143	1,009	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$20	$(4)	(a)
Amortization of actuarial loss	(1,285)	(519)	(a)
	(1,265)	(523)	Total before tax
	496	203	Income taxes
	(769)	(320)	Net of tax
Total reclassifications	$(626)	$689	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of April 4, 2015 as follows (in thousands):

	Three Months Ended April 4, 2015
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 3, 2015, net of tax	$(140,386)	$76	$(36,750)	$(177,060)
Other comprehensive gain before reclassifications	(98,642)	181	—	(98,461)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(143)	769	626
Net current-period other comprehensive income	(98,642)	38	769	(97,835)
Accumulated Other Comprehensive Income (loss) April 4, 2015, net of tax	(239,028)	$114	$(35,981)	$(274,895)

(9)    Employee Benefit Plans

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Although various defined benefit formulas exist for employees, generally these are based on length of service and earnings patterns during employment. Effective January 1, 2012, the Company's Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling's salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites.

Net pension cost for the three months ended April 4, 2015 and March 29, 2014 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 4, 2015	March 29, 2014
Service cost	$1,678	$1,490
Interest cost	2,647	3,347
Expected return on plan assets	(3,065)	(3,608)
Amortization of prior service cost	(20)	4
Amortization of net loss	1,285	520
Net pension cost	$2,525	$1,753

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 4, 2015, the Company expects to contribute approximately $7.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 4, 2015 and March 29, 2014 of approximately $1.6 million and $5.2 million, respectively.

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

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of April 4, 2015, the Company has an accrued liability of approximately $0.8 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(10)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At April 4, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2015. As of April 4, 2015, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of April 4, 2015, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	16,355	Euro	4,800
Brazilian real	36,824	U.S. dollar	12,250
Euro	263,454	U.S. dollar	299,964
Euro	21,885	Polish zloty	90,000
Euro	5,505	Japanese yen	727,609
Euro	35,028	Chinese renminbi	238,577
Euro	25,145	Australian dollar	35,850
Euro	3,364	British pound	2,443
Polish zloty	21,095	Euro	5,064
British pound	109	Euro	150
British pound	116	U.S. dollar	177

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at April 4, 2015 into earnings over the next 12 months will be approximately $0.2 million. As of April 4, 2015, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of April 4, 2015 and January 3, 2015 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	April 4, 2015	January 3, 2015
Corn options	Other current assets	$203	$247

Total asset derivatives designated as hedges		$203	$247

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$10,738	$11,559
Heating oil swaps and options	Other current assets	290	353
Corn options and futures	Other current assets	156	69

Total asset derivatives not designated as hedges		$11,184	$11,981

Total asset derivatives		$11,387	$12,228

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 4, 2015	January 3, 2015
Corn options	Accrued expenses	$—	$—

Total liability derivatives designated as hedges		$—	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$2,014	$2,019
Heating oil swaps and options	Accrued expenses	812	993
Corn options and futures	Accrued expenses	23	3

Total liability derivatives not designated as hedges		$2,849	$3,015

Total liability derivatives		$2,849	$3,015

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended April 4, 2015 and March 29, 2014 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014
Corn options	$296	$(1,319)	$234	$1,292	$55	$376
Natural gas swaps	—	172	—	357	—	1

Total	$296	$(1,147)	$234	$1,649	$55	$377

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.3 million and approximately $1.1 million recorded net of taxes of approximately $0.1 million and $0.4 million as of April 4, 2015 and March 29, 2014, respectively.

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

At April 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $2.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 4, 2015 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 4, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$11,387	$—	$11,387	$—
Total Assets	$11,387	$—	$11,387	$—

Liabilities:
Derivative instruments	$2,849	$—	$2,849	$—
Senior notes	505,000	—	505,000	—
Term loan A	301,118	—	301,118	—
Term loan B	1,145,258	—	1,145,258	—
Revolver debt	87,275	—	87,275	—
Total Liabilities	$2,041,500	$—	$2,041,500	$—

Derivative assets consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 (Derivatives) for breakdown by instrument type.

Derivative liabilities consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 10 (Derivatives) for breakdown by instrument type.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters.  At April 4, 2015 and January 3, 2015, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $58.1 million and $54.9 million, respectively.  The Company has insurance recovery receivables of approximately $11.4 million as of April 4, 2015 and January 3, 2015, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Net Sales	$547,498	$270,157	$57,039	$—	$874,694
Cost of sales and operating expenses	424,006	216,637	43,874	4	684,521
Gross Margin	123,492	53,520	13,165	(4)	190,173

Selling, general and administrative expense	48,023	25,476	4,040	9,092	86,631
Acquisition costs	—	—	—	5,319	5,319
Depreciation and amortization	40,055	17,197	6,631	2,515	66,398
Segment operating income/ (loss)	35,414	10,847	2,494	(16,930)	31,825

Equity in net income of unconsolidated subsidiaries	417	—	(2,225)	—	(1,808)
Segment income	35,831	10,847	269	(16,930)	30,017

Total other expense					(26,078)
Income before income taxes					$3,939

Segment assets at April 4, 2015	$2,585,660	$1,592,387	$634,331	$145,437	$4,957,815

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2014
Net Sales	$586,107	$293,462	$66,723	$—	$946,292
Cost of sales and operating expenses	458,450	264,101	52,669	(14)	775,206
Gross Margin	127,657	29,361	14,054	14	171,086

Selling, general and administrative expense	51,565	24,062	4,332	10,074	90,033
Acquisition costs	—	—	—	15,948	15,948
Depreciation and amortization	38,559	17,441	7,377	2,292	65,669
Segment operating income/ (loss)	37,533	(12,142)	2,345	(28,300)	(564)

Equity in net income of unconsolidated subsidiaries	403	—	4,674	—	5,077
Segment income	37,936	(12,142)	7,019	(28,300)	4,513

Total other expense					(73,809)
Income before income taxes					$(69,296)

Segment assets at January 3, 2015	$2,667,369	$1,734,387	$693,921	$75,036	$5,170,713

(14)	Related Party Transactions

Lease Agreements

Darling, through its wholly-owned subsidiary Griffin Industries, leases two real properties located in Butler, Kentucky and real properties located in each of Jackson, Mississippi and Henderson, Kentucky from Martom Properties, LLC, an entity owned in part by Martin W. Griffin, the Company's former Executive Vice President – Chief Operations Officer, North America. Each of these leases was entered into as of December 17, 2010. The lease term for each of the Butler properties and the Jackson property is thirty years, and the Company has the right to renew such leases for two additional terms of ten years each.  The annual rental payment for each of the Butler properties is $30,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The annual rental payment for the Jackson property is $221,715 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  The lease term for the Henderson property is ten years, and the Company has the right to renew such lease for four additional terms of five years each.  The annual rental payment for the Henderson property is $60,000 for the first five years of the lease term and is increased by the increase in the consumer price index every five years thereafter.  Under the terms of each lease, the Company has a right of first offer and right of first refusal for each of the properties.

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 4, 2015 and March 29, 2014, the Company has recorded sales to the DGD Joint Venture of approximately $38.6 million and $41.6 million, respectively. At April 4, 2015 and January 3, 2015, the Company has $5.0 million and $6.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.2 million of additional sales for the three months ended April 4, 2015 to defer the Company's portion of profit of approximately $1.6 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at April 4, 2015.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The

DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2015, unless extended by agreement of the parties. During the first quarter of fiscal 2015, Opco borrowed and repaid $3.5 million plus an insignificant amount of interest to Darling Green. As of April 4, 2015, no amounts are owed to Darling Green under the DGD Loan Agreement.

(15)    New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the impact of this standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the annual reporting period beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of this standard.

(16)     Guarantor Financial Information

The Company's 5.375% Notes (see Note 6) are guaranteed on an unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidaries that are Credit Agreement Guarantors (other than Darling's foreign subsidaries): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. The Notes Guarantors fully and unconditionally guaranteed the 5.375% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, the "Issuer" of the 5.375% Notes, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of April 4, 2015 and January 3, 2015, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three ended April 4, 2015 and March 29, 2014.

Condensed Consolidating Balance Sheet
As of April 4, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,372	$4,838	$104,921	$—	$112,131
Restricted cash	103	—	250	—	353
Accounts receivable	27,773	635,317	270,699	(556,821)	376,968
Inventories	11,822	110,901	275,456	—	398,179
Income taxes refundable	21,857	—	3,674	—	25,531
Prepaid expenses	12,111	5,233	37,504	—	54,848
Other current assets	1,617	25	34,113	(5,113)	30,642
Deferred income taxes	42,321	—	2,818	—	45,139
Total current assets	119,976	756,314	729,435	(561,934)	1,043,791
Investment in subsidiaries	3,891,931	1,126,082	836,638	(5,854,651)	—
Property, plant and equipment, net	210,924	453,591	843,110	—	1,507,625
Intangible assets, net	20,871	356,216	492,713	—	869,800
Goodwill	21,860	549,950	683,295	—	1,255,105
Investment in unconsolidated subsidiaries	—	—	198,639	—	198,639
Other assets	54,247	524,869	323,099	(835,192)	67,023
Deferred taxes	—	—	15,832	—	15,832
	$4,319,809	$3,767,022	$4,122,761	$(7,251,777)	$4,957,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$17,267	$35	$69,006	$(5,113)	$81,195
Accounts payable	593,373	16,248	97,126	(544,894)	161,853
Income taxes payable	115	373	5,650	—	6,138
Accrued expenses	62,859	30,026	143,886	(11,926)	224,845
Deferred income taxes	—	—	1,540	—	1,540
Total current liabilities	$673,614	$46,682	$317,208	$(561,933)	$475,571
Long-term debt, net of current portion	1,309,306	—	1,535,421	(835,192)	2,009,535
Other noncurrent liabilities	56,171	2,046	54,137	—	112,354
Deferred income taxes	180,479	—	221,935	—	402,414
Total liabilities	2,219,570	48,728	2,128,701	(1,397,125)	2,999,874
Total stockholders’ equity	2,100,239	3,718,294	1,994,060	(5,854,652)	1,957,941
	$4,319,809	$3,767,022	$4,122,761	$(7,251,777)	$4,957,815

Condensed Consolidating Balance Sheet
As of January 3, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,447	$14,460	$83,877	$—	$108,784
Restricted cash	103	—	240	—	343
Accounts receivable	30,237	604,486	320,040	(544,984)	409,779
Inventories	19,762	93,253	288,598	—	401,613
Income taxes refundable	18,647	—	3,493	—	22,140
Prepaid expenses	11,513	1,792	31,324	—	44,629
Other current assets	1,894	14	206,338	(186,922)	21,324
Deferred income taxes	42,497	—	2,504	—	45,001
Total current assets	135,100	714,005	936,414	(731,906)	1,053,613
Investment in subsidiaries	3,874,466	1,096,541	837,605	(5,808,612)	—
Property, plant and equipment, net	205,895	445,301	922,920	—	1,574,116
Intangible assets, net	21,903	366,315	544,195	—	932,413
Goodwill	21,860	549,950	748,609	—	1,320,419
Investment in unconsolidated subsidiary	—	—	202,712	—	202,712
Other assets	56,404	575,656	538,460	(1,099,511)	71,009
Deferred income taxes	—	—	16,431	—	16,431
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,017	$55	$225,252	$(186,923)	$54,401
Accounts payable	540,784	11,349	127,994	(511,609)	168,518
Income taxes payable	—	—	4,363	—	4,363
Accrued expenses	88,840	34,842	165,812	(33,375)	256,119
Deferred income taxes	—	—	642	—	642
Total current liabilities	645,641	46,246	524,063	(731,907)	484,043
Long-term debt, net of current portion	1,334,556	—	1,862,994	(1,099,511)	2,098,039
Other noncurrent liabilities	56,849	1,979	55,872	—	114,700
Deferred income taxes	176,745	—	246,052	—	422,797
Total liabilities	2,213,791	48,225	2,688,981	(1,831,418)	3,119,579
Total stockholders’ equity	2,101,837	3,699,543	2,058,365	(5,808,611)	2,051,134
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713

Condensed Consolidating Statements of Operations
For the three months ended April 4, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$125,794	$358,707	$448,843	$(58,650)	$874,694
Cost and expenses:
Cost of sales and operating expenses	103,616	284,503	355,052	(58,650)	684,521
Selling, general and administrative expenses	33,130	14,868	38,633	—	86,631
Acquisition and integration costs	1,973	—	3,346	—	5,319
Depreciation and amortization	8,171	23,599	34,628	—	66,398
Total costs and expenses	146,890	322,970	431,659	(58,650)	842,869
Operating income	(21,096)	35,737	17,184	—	31,825

Interest expense	(15,160)	4,848	(12,797)	—	(23,109)
Foreign currency gains/(losses)	(11)	(304)	(2,145)	—	(2,460)
Other, net	(1,181)	211	461	—	(509)
Equity in net income/(loss) of unconsolidated subsidiaries	—	—	(1,808)	—	(1,808)
Earnings in investments in subsidiaries	17,449	—	—	(17,449)	—
Income/(loss) before taxes	(19,999)	40,492	895	(17,449)	3,939
Income taxes (benefit)	(20,108)	21,742	481	—	2,115
Net (income)/loss attributable to noncontrolling interests	—	—	(1,715)	—	(1,715)
Net income/(loss) attributable to Darling	$109	$18,750	$(1,301)	$(17,449)	$109

Condensed Consolidating Statements of Operations
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$154,437	$402,988	$481,409	$(92,542)	$946,292
Cost and expenses:
Cost of sales and operating expenses	118,176	326,889	422,683	(92,542)	775,206
Selling, general and administrative expenses	37,552	13,876	38,605	—	90,033
Acquisition and integration costs	14,381	—	1,567	—	15,948
Depreciation and amortization	7,518	19,511	38,640	—	65,669
Total costs and expenses	177,627	360,276	501,495	(92,542)	946,856
Operating income	(23,190)	42,712	(20,086)	—	(564)

Interest expense	(50,301)	5,225	(13,781)	—	(58,857)
Foreign currency gains/(losses)	(12,228)	(92)	(1,494)	—	(13,814)
Other, net	(1,453)	(797)	1,112	—	(1,138)
Equity in net income of unconsolidated subsidiaries	—	—	5,077	—	5,077
Earnings in investments in subsidiaries	11,361	—	—	(11,361)	—
Income/(loss) before taxes	(75,811)	47,048	(29,172)	(11,361)	(69,296)
Income taxes (benefit)	(23,008)	12,418	(7,700)	—	(18,290)
Net (income)/loss attributable to noncontrolling interests	—	—	(1,797)	—	(1,797)
Net income/(loss) attributable to Darling	$(52,803)	$34,630	$(23,269)	$(11,361)	$(52,803)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended April 4, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$1,824	$18,750	$(1,301)	$(17,449)	$1,824
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(98,642)	—	(98,642)
Pension adjustments	729	—	40	—	769
Natural gas swap derivative adjustments	—	—	—	—	—
Corn option derivative adjustments	38	—	—	—	38
Total other comprehensive income, net of tax	767	—	(98,602)	—	(97,835)
Total comprehensive income/(loss)	2,591	18,750	(99,903)	(17,449)	(96,011)
Total comprehensive income attributable to noncontrolling interest	—	—	7,042	—	7,042
Total comprehensive income/(loss) attributable to Darling	$2,591	$18,750	$(106,945)	$(17,449)	$(103,053)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(51,006)	$34,630	$(23,269)	$(11,361)	$(51,006)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	20,615	—	20,615
Pension adjustments	320	—	—	—	320
Natural gas swap derivative adjustments	(113)	—	—	—	(113)
Corn option derivative adjustments	(1,598)	—	—	—	(1,598)
Total other comprehensive income, net of tax	(1,391)	—	20,615	—	19,224
Total comprehensive income/(loss)	(52,397)	34,630	(2,654)	(11,361)	(31,782)
Total comprehensive income attributable to noncontrolling interest	—	—	868	—	868
Total comprehensive income/(loss) attributable to Darling	$(52,397)	$34,630	$(3,522)	$(11,361)	$(32,650)

Condensed Consolidating Statements of Cash Flows
For the three months ended April 4, 2015
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$1,824	$18,750	$(1,301)	$(17,449)	$1,824
Earnings in investments in subsidiaries	(17,449)	—	—	17,449	—
Other operating cash flows	48,023	(30,966)	40,359	—	57,416
Net cash provided by operating activities	32,398	(12,216)	39,058	—	59,240

Cash flows from investing activities:
Capital expenditures	(12,243)	(19,393)	(19,202)	—	(50,838)
Acquisitions	—	—	—	—	—
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	142	259	133	—	534
Proceeds from insurance settlements	71	270	—	—	341
Payments related to routes and other intangibles	—	—	(753)	—	(753)
Net cash used in investing activities	(12,050)	2,614	(41,300)	20	(50,716)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	5,943	—	5,943
Payments on long-term debt	(4,000)	(20)	(9,582)	—	(13,602)
Borrowings from revolving facilities	5,000	—	22,428	—	27,428
Payments on revolving facilities	(25,000)	—	(12,943)	—	(37,943)
Net cash overdraft financing	—	—	31,162	—	31,162
Deferred loan costs	—	—	—	—	—
Issuances of common stock	81	—	—	—	81
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,469)	—	—	—	(4,469)
Excess tax benefits from stock-based compensation	(35)	—	—	—	(35)
Distributions to noncontrolling interests	—	—	(38)	—	(38)
Net cash used in financing activities	(28,423)	(20)	36,990	(20)	8,527

Effect of exchange rate changes on cash	—	—	(13,704)	—	(13,704)

Net increase/(decrease) in cash and cash equivalents	(8,075)	(9,622)	21,044	—	3,347
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$2,372	$4,838	$104,921	$—	$112,131

Condensed Consolidating Statements of Cash Flows
For the three months ended March 29, 2014
(in thousands)

	Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$(51,006)	$34,630	$(23,269)	$(11,361)	$(51,006)
Earnings in investments in subsidiaries	(11,361)	—	—	11,361	—
Other operating cash flows	35,205	(11,156)	(3,547)	—	20,502
Net cash provided by operating activities	(27,162)	23,474	(26,816)	—	(30,504)

Cash flows from investing activities:
Capital expenditures	(14,754)	(16,332)	(20,274)	—	(51,360)
Acquisitions	—	(645)	(2,081,045)	—	(2,081,690)
Investment in subsidiaries and affiliates	(1,483,007)	(2,217,686)	(7,688,504)	11,389,197	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	298	857	169	—	1,324
Proceeds from insurance settlements	—	—	—	—	—
Payments related to routes and other intangibles	(6,812)	—	—	—	(6,812)
Net cash used in investing activities	(1,504,275)	(2,437,880)	(9,585,580)	11,389,197	(2,138,538)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	697,509	—	1,797,509
Payments on long-term debt	(250,000)	(22)	(13,949)	—	(263,971)
Borrowings from revolving credit facility	122,445	—	100,865	—	223,310
Payments on revolving credit facility	(207,445)	—	(66,029)	—	(273,474)
Deferred loan costs	(35,292)	—	(3,494)	—	(38,786)
Issuances of common stock	2,504	—	—	—	2,504
Contributions from parent	—	2,421,762	8,967,435	(11,389,197)	—
Minimum withholding taxes paid on stock awards	(4,709)	—	—	—	(4,709)
Excess tax benefits from stock-based compensation	960	—	—	—	960
Net cash used in financing activities	728,463	2,421,740	9,682,337	(11,389,197)	1,443,343

Effect of exchange rate changes on cash	—	—	(1,736)	—	(1,736)

Net increase/(decrease) in cash and cash equivalents	(802,974)	7,334	68,205	—	(727,435)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$54,293	$13,451	$75,678	$—	$143,422

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on March 4, 2015 and in the Company's other public filings with the SEC.

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

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), as described in Notes 1 and 3 to the Company’s Consolidated Financial Statements for the period ended April 4, 2015 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). As a result of the VION Acquisition and the Rothsay Acquisition, the Company’s business is now conducted through a global network of over 200 locations across five continents.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 5 to the Company's Consolidated Financial Statement for the period ended April 4, 2015 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

In December 2014, an H5 strain of Highly Pathogenic Avian Influenza (“Bird Flu”) was reported on commercial poultry farms in Western Canada and backyard flocks in the Northwestern U.S. This same H5 strain was subsequently reported on commercial turkey farms in California in January 2015. Since these initial reports that the disease had reached the U.S., migratory birds have been blamed for spreading this and two additional H5 strains among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. As of the date of this report, commercial poultry flocks in 14 states were confirmed to have one or more of these H5 strains of Bird Flu. To date, there have been no reports of humans contracting any of these H5 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. The response plans followed by APHIS in the U.S. to control outbreaks and prevent the spread of Bird Flu include, among other procedures, restricting the movement of poultry and poultry products into or out of the site of infection, using humane methods to depopulate the infected flock or farm and disposal of the euthanized birds on-site to avoid transporting infected material outside the established quarantine zone. The Company is continuing to monitor this situation. As of the date of this report, this outbreak has not had a significant impact on the Company's operations or financial performance; however, any disease that is linked to animals and has a negative impact on meat or poultry consumption or animal production in any jurisdiction in which the Company operates could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operation, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 3, 2015.

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

Results of Operations

Three Months Ended April 4, 2015 Compared to Three Months Ended March 29, 2014

The Company's first quarter 2015 results include thirteen weeks of operations from the VION Acquisition, as compared to twelve weeks of operations from the VION Acquisition in the first three months of 2014. Net income attributable to Darling for the three months ended April 4, 2015, was $0.1 million, or $0.00 per diluted share, as compared to a net loss of $(52.8) million, or $(0.32) per diluted share, in the first three months of 2014. The results for the first three months of 2015 and 2014, respectively include the following after-tax costs:

Fiscal 2015

•
$2.9 million ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first three months of fiscal 2015.

Fiscal 2014

•
$31.3 million ($0.19 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$22.1 million ($0.13 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$13.8 million ($0.08 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$8.8 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Net income and diluted earnings per common share would have been $3.0 million and $0.02 per diluted share, respectively, for the first three months of 2015, as compared to $23.2 million and $0.13 per share, respectively, for the first three months of 2014, without the acquisition and integration costs, noncash inventory step-up associated with the VION Acquisition, the redemption fees and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes and the foreign exchange loss related to the closing of the VION Acquisition. When comparing the first three months of fiscal 2015 to the first three months of fiscal 2014 this would have resulted in a $(20.2) million decrease in net income. The decrease is attributable to lower finished product prices, lower equity income in unconsolidated subsidiaries and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by the increase in raw material volumes.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities and 5.375% Notes that were outstanding at April 4, 2015.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and 5.375% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

In addition, the Company's management used adjusted diluted earning per share as a measure of earnings due to the significant merger and acquisition activity of the Company. However, adjusted earnings per share is not a recognized measurement under GAAP and should not be considered as an alternative to diluted earnings per share presented in accordance with GAAP. Adjusted diluted earnings per share, is defined as adjusted net income attributable to Darling divided by the weighted average shares of diluted common stock. Adjusted net income attributable to Darling is defined as a reconciliation of net income attributable to Darling, net of tax (i) adjusted for net of tax acquisition and integration costs related to merger and acquisitions, (ii) net of tax amortization of acquisition related intangibles and (iii) net of tax certain non-recurring items that are not part of normal operations. This measure is solely for the purpose of calculating adjusted diluted earnings per share and is not intended to be a substitute or presentation in accordance with GAAP.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	April 4, 2015	March 29, 2014
Net income attributable to Darling	$109	$(52,803)
Depreciation and amortization	66,398	65,669
Interest expense	23,109	58,857
Income tax expense/(benefit)	2,115	(18,290)
Foreign currency loss/(gain)	2,460	13,814
Other expense/(income), net	509	1,138
Equity in net (income)/loss of unconsolidated subsidiaries	1,808	(5,077)
Net (loss)/income attributable to noncontrolling interests	1,715	1,797
Adjusted EBITDA	$98,223	$65,105

Non-cash inventory step-up associated with VION Acquisition	—	44,831
Acquisition and integration-related expenses	5,319	15,948
Darling Ingredients International - 13th week (1)	—	4,100
Pro forma Adjusted EBITDA (Non-GAAP)	$103,542	$129,984

DGD Joint Venture Adjusted EBITDA (Darling's Share) (2)	$2,346	$9,072

(1) January 7, 2014 closed on VION Ingredients, thus the 13th week would be EBITDA adjusted for January 1, 2014 through January 7, 2014.

(2) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the first three months of fiscal 2015, the Company generated Adjusted EBITDA of $98.2 million, as compared to $65.1 million in the same period in 2014. The increase was primarily attributable to the reduction of nonrecurring costs incurred in the prior year as part of the VION Acquisition. On a Pro forma Adjusted EBITDA basis, the Company would have generated $103.5 million in the first three months of 2015, as compared to a Pro forma Adjusted EBITDA of $130.0 million in the same period in 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by the increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the first three months of 2015 would have been $116.4 million when taking into consideration the change in average foreign currency fluctuations of $12.9 million as compared to $130.0 million for the first three months of fiscal 2014, a reduction of $13.6 million.

	Three Months Ended
(dollars in thousands)	April 4, 2015	January 3, 2015
Net income attributable to Darling	$109	$69,943
Depreciation and amortization	66,398	69,039
Interest expense	23,109	24,633
Income tax expense/(benefit)	2,115	4,792
Foreign currency loss/(gain)	2,460	1,267
Other expense/(income), net	509	(269)
Equity in net (income)/loss of unconsolidated subsidiaries	1,808	(59,547)
Net (loss)/income attributable to noncontrolling interests	1,715	(1,155)
Adjusted EBITDA	$98,223	$108,703

Acquisition and integration-related expenses	5,319	2,362
Pro forma Adjusted EBITDA (Non-GAAP)	$103,542	$111,065

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$2,346	$63,757

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

On a sequential basis, for the first three months of fiscal 2015, the Company generated Adjusted EBITDA of $98.2 million, as compared to $108.7 million in the three months ended January 3, 2015. On a Pro forma Adjusted EBITDA basis, the Company would have generated $103.5 million in the first three months of fiscal 2015, as compared to a Pro forma Adjusted EBITDA of $111.1 million in the three months ended January 3, 2015. On a sequential basis, Pro Forma Adjusted EBITDA decreased by approximately $7.6 million. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices (see table below) and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the first three months of fiscal 2015 would have been $110.0 million when taking into consideration the change in average foreign currency fluctuations of $6.5 million as compared to $111.1 million for the three months ended January 3, 2015, a reduction of $1.1 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the "Jacobsen"), an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal ("FM")), hides, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”))

and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, PG, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During the first quarter of fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for the first quarter of fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for the first quarter of fiscal 2014 and fourth quarter of fiscal 2014 follow:

	Avg. Price 1st Quarter 2015	Avg. Price 1st Quarter 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 385.12/ton	$ 473.03/ton	$ (87.91)/ton	(18.6)%
Feed Grade PM (Mid-South)	$ 465.00/ton	$ 517.62/ton	$ (52.62)/ton	(10.2)%
Pet Food PM (Mid-South)	$ 655.12/ton	$ 793.44/ton	$ (138.32)/ton	(17.4)%
Feathermeal (Mid-South)	$ 523.77/ton	$ 722.42/ton	$ (198.65)/ton	(27.5)%
BFT (Chicago)	$ 29.66/cwt	$ 34.35/cwt	$ (4.69)/cwt	(13.7)%
YG (Illinois)	$ 24.58/cwt	$ 27.52/cwt	$ (2.94)/cwt	(10.7)%
Corn (Illinois)	$ 3.90/bushel	$ 4.56/bushel	$ (0.66)/bushel	(14.5)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 656.00/ton	$ 911.00/ton	$ (255.00)/ton	(28.0)%
Soy meal (CIF Rotterdam)	$ 436.00/ton	$ 571.00/ton	$ (135.00)/ton	(23.6)%

	Avg. Price 1st Quarter 2015	Avg. Price 4th Quarter 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 385.12/ton	$ 392.68/ton	$ (7.56)/ton	(1.9)%
Feed Grade PM (Mid-South)	$ 465.00/ton	$ 492.76/ton	$ (27.76)/ton	(5.6)%
Pet Food PM (Mid-South)	$ 655.12/ton	$ 746.52/ton	$ (91.40)/ton	(12.2)%
Feathermeal (Mid-South)	$ 523.77/ton	$ 672.63/ton	$ (148.86)/ton	(22.1)%
BFT (Chicago)	$ 29.66/cwt	$ 31.78/cwt	$ (2.12)/cwt	(6.7)%
YG (Illinois)	$ 24.58/cwt	$ 25.56/cwt	$ (0.98)/cwt	(3.8)%
Corn (Illinois)	$ 3.90/bushel	$ 3.66/bushel	$ 0.24/bushel	6.6%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 656.00/ton	$ 718.00/ton	$ (62.00)/ton	(8.6)%
Soy meal (CIF Rotterdam)	$ 436.00/ton	$ 486.00/ton	$ (50.00)/ton	(10.3)%

During the first three months of fiscal 2015 net sales for the Feed Ingredients segment were $547.5 million as compared to $586.1 million during the first three months of fiscal 2014, a decrease of approximately $38.6 million. Fat net sales is approximately $182.9 million and $201.7 million of net sales for the three months ended April 4, 2015 and March 29, 2014, respectively, protein net sales is approximately $220.0 million and $233.2 million of net sales for the three months ended April 4, 2015 and March 29, 2014, respectively, bakery net sales is approximately $53.8 million and $54.2 million of net sales for the three months ended April 4, 2015 and March 29, 2014, respectively, and other sales is approximately $90.8 million and $97.0 million for the three months ended April 4, 2015 and March 29, 2014, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Bakery	Other	Total
Increase in sales volumes	$10.7	$7.3	$10.9	$—	$28.9
Decrease in finished good prices	(22.6)	(3.4)	(11.3)	—	(37.3)
Decrease due to currency exchange rates	(6.9)	(17.1)	—	—	(24.0)
Other change	—	—	—	(6.2)	(6.2)
	$(18.8)	$(13.2)	$(0.4)	$(6.2)	$(38.6)

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Three Months Ended
(dollars in millions, except earnings per share)	April 4, 2015	March 29, 2014
Net income attributable to Darling	$0.1	$(52.8)
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	—	31.3
Acquisition and integration costs	2.9	13.8
Amortization of intangibles	11.4	14.2
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	22.1
Foreign currency hedge of VION purchase price	—	8.8
Adjusted income attributable to Darling (non GAAP)	$14.4	$37.4

Weighted average shares of common stock outstanding	165,146	164,386

Diluted earnings per share, as reported	$—	$(0.32)

Non-cash inventory step-up associated with the VION Acquisition	—	0.19
Acquisition and integration costs	0.02	0.08
Amortization of intangibles	0.07	0.09
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	0.13
Foreign currency hedge of VION purchase price	—	0.05
Adjusted diluted earnings per share attributable to Darling (non GAAP)	$0.09	$0.22

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for discrete items in fiscal 2015 and fiscal 2014. The effective tax rate used for calculating non GAAP Adjusted EPS in the above table for the quarter ended April 4, 2015 and March 29, 2014 was 45.9% and 30.3%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the first three months of fiscal 2015 was $31.8 million, which reflects an increase of $32.4 million as compared to the first three months of fiscal 2014. Adjusting the first three months of fiscal 2014 for the inventory step-up associated with the required purchase accounting for the VION Acquisition and the net change between the acquisition and integration costs in the first three months of fiscal 2015 as compared to the first three months of fiscal 2014, operating income would have been $54.8 million in the first three months of 2014.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Net Sales	$547,498	$270,157	$57,039	$—	$874,694
Cost of sales and operating expenses	424,006	216,637	43,874	4	684,521
Gross Margin	123,492	53,520	13,165	(4)	190,173

Selling, general and administrative expense	48,023	25,476	4,040	9,092	86,631
Acquisition costs	—	—	—	5,319	5,319
Depreciation and amortization	40,055	17,197	6,631	2,515	66,398
Segment operating income/(loss)	35,414	10,847	2,494	(16,930)	31,825

Equity in net income of unconsolidated subsidiaries	417	—	(2,225)	—	(1,808)
Segment income	35,831	10,847	269	(16,930)	30,017

Total other expense					(26,078)
Income/(loss) before income taxes					$3,939

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2014
Net Sales	$586,107	$293,462	$66,723	$—	$946,292
Cost of sales and operating expenses	458,450	264,101	52,669	(14)	775,206
Gross Margin	127,657	29,361	14,054	14	171,086

Selling, general and administrative expense	51,565	24,062	4,332	10,074	90,033
Acquisition costs	—	—	—	15,948	15,948
Depreciation and amortization	38,559	17,441	7,377	2,292	65,669
Segment operating income/ (loss)	37,533	(12,142)	2,345	(28,300)	(564)

Equity in net income of unconsolidated subsidiaries	403	—	4,674	—	5,077
Segment income	37,936	(12,142)	7,019	(28,300)	4,513

Total other expense					(73,809)
Income before income taxes					$(69,296)

Feed Ingredients operating income for the first three months of fiscal 2015 was $35.4 million, a decrease of $2.1 million as compared to the first three months of fiscal 2014. Adjusting the first three months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $12.7 million and comparing this to the first three months of fiscal 2015, the Feed Ingredients operating income for the first three months of fiscal 2015 is lower by $14.8 million. Lower earnings in the Feed Ingredients segment were due to significant decline in proteins, fats, used cooking oil and bakery finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production. On an adjusted basis, the Feed Ingredients segment operating income decreased by $14.8 million as compared to the same period in fiscal 2014. Lower earnings in the United States operations, related primarily to lower prices for protein, fat, particularly in the Company's non-formula business, as well as bakery. U.S. had strong volumes due to an increase in dead stock and breakdown tonnage from the slaughter industry and new accounts. In addition, the Company's Feed Ingredients segment was negatively impacted by foreign exchange translation by approximately $4.6 million when using prior year average exchange rates.

Food Ingredients operating income was $10.8 million for the first three months of 2015, an increase of $22.9 million as compared to the first three months of fiscal 2014. Adjusting the first three months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $31.9 million and comparing this to the first three months of fiscal 2015, the Food Ingredients operating income for the first three months of fiscal 2015 is lower by $9.0 million. The gelatin business performed well as compared to the prior year as a result of increased demand in China and lower raw material prices in Europe. The European specialty ingredients business was down compared to the prior year period due to the closing of the Russian trade border in the second quarter of fiscal 2014. The Company's casing business also improved comparable to the same period in the prior year. In addition, the Company's Food Ingredients segment was negatively impacted by foreign exchange translation by approximately $6.9 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first three months of fiscal 2015 was $2.5 million, an increase of $0.2 million as compared to first three months of fiscal 2014. Adjusting the first three months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $0.2 million and comparing this to the first three months of fiscal 2015, the Fuel Ingredients operating income for the first three months of fiscal 2015 is the same as the first three months of fiscal 2014. Including the DGD Joint Venture, the Fuel Ingredients segment income for the first three months of fiscal 2015 was $0.3 million, as compared to segment income of $7.2 million in the same period of 2014. The reduction of $6.9 million is primarily related to a decrease in the income of the DGD Joint Venture due to the uncertain regulatory environment with respect to the U.S. mandated RVO requirement and the decrease in petroleum prices. In addition, the Company's Fuel Ingredients segment was negatively impacted by foreign exchange translation by approximately $2.4 million when using prior year average exchange rates and lower production at the Canadian biodiesel plant due to operational breakdown issues.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first three months of 2015, the raw material processed by the Company totaled 2.44 million metric tons. Of this amount, 1.87 million metric tons was in the Feed Ingredients segment, 265,000 metric tons was in the Food Ingredients segment, and 302,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were flat globally, which consisted of a 0.80% increase in the Feed Ingredients segment, a 3.87% decrease in the Food Ingredients segment, and a 9.10% decrease in the Fuel Ingredients segment. As compared to the first three months of fiscal 2014 overall volumes were up approximately 12.94%, which consisted of a 11.97% increase in the Feed Ingredients segment, a 4.54% increase in the Food Ingredients segment and a 28.90% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In the first three months of 2014, the raw material processed by the Company totaled 2.16 million metric tons. Of this amount, 1.67 million metric tons was in the Feed Ingredients segment, 253,000 metric tons was in the Food Ingredients segment, and 234,000 metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Net Sales	$547,498	$270,157	$57,039	$—	$874,694
Cost of sales and operating expenses	424,006	216,637	43,874	4	684,521
Gross Margin	123,492	53,520	13,165	(4)	190,173

Gross Margin %	22.6%	19.8%	23.1%	—%	21.7%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2014
Net Sales	$586,107	$293,462	$66,723	$—	$946,292
Cost of sales and operating expenses	458,450	264,101	52,669	(14)	775,206
Gross Margin	127,657	29,361	14,054	14	171,086

Gross Margin %	21.8%	10.0%	21.1%	—%	18.1%

Gross Margin % before inventory step-up	24.0%	20.9%	21.4%	—%	22.8%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first three months of fiscal 2015, the gross margin percentage was 21.7% as compared to 18.1% in the first three months of fiscal 2014, or an increase of 19.9%. Adjusting the first three months of fiscal 2014 for the non-cash impact of the $44.8 million inventory step-up, the gross margin percentage for the first three months of fiscal 2014 would have been 22.8%. As a result, the first three months of fiscal 2015 gross margin percentage decreased 4.7% as compared to the first three months of fiscal 2014. When looking at the foreign exchange impact the gross margins for the first three months of fiscal 2015 were flat as compared to the adjusted first three months of fiscal 2014.

In the Feed Ingredients segment for the first three months of fiscal 2015, the gross margin percentage was 22.6% as compared to 21.8% for the first three months of fiscal 2014, or an increase of 3.7%. Adjusting the first three months of fiscal 2014 for the non-cash impact of the $12.7 million inventory step-up, the gross margin percentage for the first three months of fiscal 2014 would have been 24.0%. With respect to the Feed Ingredients segment, the reduction was principally related to a decline in finished fat product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand with several major producers taking extended turnarounds during the three months.

In the Food Ingredients segment for the first three months of fiscal 2015, the gross margin percentage was 19.8% as compared to 10.0% during the first three months of fiscal 2014, or an increase of 98.0%. Adjusting the first three months of fiscal 2014 for the non-cash impact of the $31.9 million inventory step-up, the gross margin percentage for the first three months of fiscal 2014 would have been 20.9%. Margins for first three months of fiscal 2015 were down from the first three months of fiscal 2014 mainly due to the decrease in edible fats profit in the European market, which was partially offset by profitability in the global gelatin market.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first three months of fiscal 2015, the gross margin percentage was 23.1% as compared to 21.1% for the first three months of fiscal 2014, or an increase of 9.5%. The increase in the fuel segment margin is mainly driven by the new bio-phosphate operations in Europe which was partially offset biodiesel activity in Canada.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for first quarter of fiscal year 2015 and using the prior years first quarter average currency rate this would result in an increase in operating income of approximately $12.9 million. On a sequential basis the first quarter of fiscal 2015 actual results were lower by approximately $6.5 million. This impact is mainly due to the drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for the first quarter ended March 29, 2014 of €1.00:USD$1.38 and CAD$1.00:USD$0.91 as compared to the average rate for the first quarter ended April 4, 2015 of €1.00:USD$1.13 and CAD$1.00:USD$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.1 million during the first three months of fiscal 2015, a $1.0 million decrease from $10.1 million during the first three months of fiscal 2014. The decrease is primarily due a decrease in professional fees and corporate payroll and related benefits.

Acquisition and Integration Costs.  Acquisition and integration costs, mainly relate to the VION Acquisition and the Rothsay Acquisition, were $5.3 million during the first three months of fiscal 2015, as compared to $15.9 million in the first three months of fiscal 2014. The decrease is mainly due to the fact that the majority of the costs in the first three months of fiscal 2015 relate to the integration of operations, systems integration and Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition and Rothsay Acquisition, as compared to the higher costs incurred in the three months of fiscal 2014 that related mostly to VION Acquisition costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million to $2.5 million during the first three months of fiscal 2015, as compared to $2.3 million during the first three months of fiscal 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new enterprise resource planning ("ERP") system.

Interest Expense. Interest expense was $23.1 million during the first three months of fiscal 2015, compared to $58.9 million during the first three months of fiscal 2014, a decrease of $35.8 million. The decrease in interest expense is primarily due to charges relating to (i) the redemption premium paid of approximately $27.3 million to retire the Company's 8.5% Senior Notes due 2018, (ii) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior notes and (iii) interest paid of approximately $2.3 million on the 8.5% Senior notes in the prior year.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.5 million during the first three months of fiscal 2015, as compared to a loss of $13.8 million for the first three months of fiscal 2014. The decrease is mainly due to a prior year $12.6 million loss on a certain euro forward contract entered into to hedge the foreign exchange risk related to the closing of the VION Acquisition.

Other Income/Expense. Other expense was $0.5 million in the first three months of fiscal 2015, compared to expense of $1.1 million in the first three months of fiscal 2014.  The decrease in other expense in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014 is mainly due to an increase in interest income that more than offset a reduction in other non-operating costs.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the loss of the DGD Joint Venture for the first three months of fiscal 2015. In the first three months of fiscal 2015 the net loss was $1.8 million compared to a net income of $5.1 million in the first three months of fiscal 2014. The $6.9 million decrease in net income is mainly a direct result of reduced petroleum prices in the first three months of fiscal 2015 as compared to the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $2.1 million for the first three months of fiscal 2015, compared to $18.3 million of income tax benefit recorded in the first three months of fiscal 2014, an increase of $20.4 million, which is primarily due to increased pre-tax earnings of the Company for the first three months of fiscal 2015. The effective tax rate for the first three months of fiscal 2015 and fiscal 2014 is 53.7% and 26.4%, respectively. The effective tax rate for the first three months of fiscal 2015 and fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 4, 2015. On April 4, 2015, debt outstanding under the Company's Amended Credit Agreement and the Company's 5.375% Notes consists of the following (in thousands):

5.375% Notes:
5.375 % Notes due 2022	$500,000

Amended Credit Agreement:
Term Loan A	$299,620
Term Loan B	$1,145,098
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	88,604
Letters of credit issued	32,004
Availability	$879,392

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

•
As of April 4, 2015, the Company had availability of $879.4 million under the revolving loan facility, taking into account an aggregate of $88.6 million outstanding borrowings and letters of credit issued of $32.0 million.

•
As of April 4, 2015, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$9.4 million and $12.5 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of April 4, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €5.1 million and $6.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

The classification of long-term debt in the Company’s April 4, 2015 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement and the Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement and the 5.375% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement and the Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 as filed with the SEC on March 4, 2015.

Working Capital and Capital Expenditures

On April 4, 2015, the Company had working capital of $568.2 million and its working capital ratio was 2.19 to 1 compared to working capital of $569.6 million and a working capital ratio of 2.18 to 1 on January 3, 2015.  As of April 4, 2015, the Company had unrestricted cash of $112.1 million and funds available under the revolving credit facility of $879.4 million, compared to unrestricted cash of $108.8 million and funds available under the revolving credit facility of $865.9 million at January 3, 2015. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invest primarily in government-backed securities.

Net cash provided by operating activities was $59.2 million for the three months ended April 4, 2015 as compared to net cash used by operating activities of $30.5 million for the three months ended March 29, 2014, an increase of $89.7 million due primarily to an increase in net income of approximately $52.8 million and changes in operating assets and liabilities that included an increase in cash provided by accounts payable and accrued expenses of approximately $43.8 million.  Cash used by investing activities was $50.7 million for the three months ended April 4, 2015, compared to $2,138.5 million for the three months ended March 29, 2014, a decrease of $2,087.8 million, primarily due to cash paid for the VION Acquisition in the prior year.  Net cash provided by financing activities was $8.5 million for the three months ended April 4, 2015, compared to cash provided by financing activities of $1,443.3 million for the three months ended March 29, 2014, a decrease of $1,434.8 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition in the prior year.

Capital expenditures of $50.8 million were made during the first three months of fiscal 2015, compared to $51.4 million in the first three months of fiscal 2014, for a net decrease of $0.6 million (1.2%). The Company expects to incur additional capital expenditures of between $150.0 million and $200.0 million for the remainder of fiscal 2015. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of April 4, 2015, the Company has spent life-to-date approximately $38.4 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2016. The expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $3.3 million and $5.6 million during the three months ended April 4, 2015 and March 29, 2014, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2015, the Company has accrued approximately $9.3 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 4, 2015.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $7.1 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the three months ended April 4, 2015 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the three months ended April 4, 2015 of approximately $1.5 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, four plans have certified as critical or red zone, two have certified as endangered or yellow zone and one has certified as seriously endangered or orange zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $2.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of April 4, 2015, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $176.7 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The

DGD Joint Venture received the $126.0 million of 2014 calendar year blenders credits from the Internal Revenue Service in April 2015. As a result, the DGD Joint Venture made debt payment of approximately $43 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2015, unless extended by agreement of the parties. During the first quarter of fiscal 2015, Opco borrowed and repaid $3.5 million plus an insignificant amount of interest to Darling Green. As of April 4, 2015, no amounts are owed to Darling Green under the DGD Loan Agreement.

On April 10, 2015, as part of a proposed consent decree in a litigation proceeding brought against the U.S. Environmental Protection Agency (“EPA”) by the American Petroleum Institute and the American Fuel and Petrochemical Manufacturers, the EPA announced the establishment of a timeline for issuing the renewable fuel standards for 2014 and 2015.  Pursuant to the consent decree, the EPA would propose volume requirements for 2015 by June 1, 2015 and would finalize volume requirements for 2014 and 2015 by November 30, 2015.  In addition, although not required by the consent decree, the EPA announced that it would finalize the standards for 2016 along the same timeline.  The consent decree is subject to public notice and a 30 day comment period.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2015, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements".  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2015 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement and the 5.375 % Notes, as well as suitable cash conservation to withstand adverse commodity cycles.

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

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $92.4 million of commodity products consisting of approximately $89.7 million of finished products and approximately $2.7 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 4, 2015.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2015, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $34.1 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 4, 2015.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at April 4, 2015 (in thousands):

Other commercial commitments:
Standby letters of credit	$32,004
Foreign bank guarantees	10,091
Total other commercial commitments:	$42,095

NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the impact of this standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition, to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices, including continued decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the United States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu including, but not limited to H5N1 flu, bovine spongiform encephalopathy (or "BSE"), porcine epidemic diarrhea ("PED") or other diseases associated with animal origin in the United States or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products;  risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015. The Company cautions readers that all forward-looking statements speak only as of the date made, and the

Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At April 4, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2014, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2015. As of April 4, 2015, the aggregate fair value of these corn option contracts was approximately $0.2 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of April 4, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	16,355	Euro	4,800	3.09 - 3.51	$5,203
Brazilian real	36,824	U.S. dollar	12,250	2.67 - 3.30	12,250
Euro	263,454	U.S. dollar	299,964	1.06 - 1.25	299,964
Euro	21,886	Polish zloty	90,000	4.06 - 4.29	23,889
Euro	5,505	Japanese yen	727,609	128.09 - 139.68	6,009
Euro	35,028	Chinese renminbi	238,577	6.81	38,233
Euro	25,145	Australian dollar	35,850	1.40 - 1.43	27,446
Euro	3,364	British pound	2,443	0.72 - 0.73	3,671
Polish zloty	21,095	Euro	5,064	4.11 - 4.20	5,648
British pound	109	Euro	150	0.72 - 0.73	162
British pound	116	U.S. dollar	177	1.52 - 1.54	177
					$422,652

The above foreign currency contracts mature within one year and include hedges on approximately $278.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $8.7 million and are included in other current assets and accrued expenses at April 4, 2015.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at April 4, 2015. These contracts have an aggregate fair value of approximately $0.4 million and are included in other current assets and accrued expenses at April 4, 2015.

As of April 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $2.7 million of natural gas and diesel fuel in fiscal 2015. As of April 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $89.7 million of finished product in fiscal 2015.

Foreign Exchange

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than the implementation of internal control for financial reporting on the entities acquired in the VION Acquisition that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2015

PART II:  Other Information

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Separation Agreement and Release of Claims dated February 23, 2015 between Colin Stevenson and Darling Ingredients Inc.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 4, 2015 and January 3, 2014; (ii) Consolidated Statements of Operations for the three months ended April 4, 2015 and March 29, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 14, 2015	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 14, 2015	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)