Form 10-Q
period 2015-07-04
DARLING INGREDIENTS INC.
filed 2015-08-13
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
OR

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

There were 165,207,424 shares of common stock, $0.01 par value, outstanding at August 6, 2015.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2015

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 4, 2015 and January 3, 2015
(in thousands, except share data)

	July 4, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$126,020	$108,784
Restricted cash	340	343
Accounts receivable, net	368,434	409,779
Inventories	396,423	401,613
Prepaid expenses	53,218	44,629
Income taxes refundable	24,855	22,140
Other current assets	24,102	21,324
Deferred income taxes	43,114	45,001
Total current assets	1,036,506	1,053,613
Property, plant and equipment, less accumulated depreciation of $581,537 at July 4, 2015 and $525,699 at January 3, 2015	1,515,573	1,574,116
Intangible assets, less accumulated amortization of $219,324 at July 4, 2015 and $184,909 at January 3, 2015	852,490	932,413
Goodwill	1,261,610	1,320,419
Investment in unconsolidated subsidiaries	177,036	202,712
Other assets	79,833	71,009
Deferred income taxes	15,752	16,431
	$4,938,800	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$50,884	$54,401
Accounts payable, principally trade	164,424	168,518
Income taxes payable	6,015	4,363
Accrued expenses	242,358	256,119
Deferred income taxes	1,338	642
Total current liabilities	465,019	484,043
Long-term debt, net of current portion	1,994,417	2,098,039
Other non-current liabilities	110,918	114,700
Deferred income taxes	399,335	422,797
Total liabilities	2,969,689	3,119,579
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,029,085 and 166,213,793 shares issued at July 4, 2015 and at January 3, 2015, respectively	1,670	1,662
Additional paid-in capital	1,484,952	1,479,637
Treasury stock, at cost; 1,824,535 and 1,501,130 shares at July 4, 2015 and at January 3, 2015, respectively	(28,265)	(23,207)
Accumulated other comprehensive loss	(266,990)	(177,060)
Retained earnings	675,147	671,958
Total Darling's stockholders’ equity	1,866,514	1,952,990
Noncontrolling interests	102,597	98,144
Total stockholders' equity	$1,969,111	$2,051,134
	$4,938,800	$5,170,713

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months months ended July 4, 2015 and June 28, 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$859,315	$1,031,283	$1,734,009	$1,977,575
Costs and expenses:
Cost of sales and operating expenses	668,276	789,505	1,352,797	1,564,711
Selling, general and administrative expenses	84,294	94,630	170,925	184,663
Acquisition and integration costs	1,208	4,165	6,527	20,113
Depreciation and amortization	66,245	67,498	132,643	133,167
Total costs and expenses	820,023	955,798	1,662,892	1,902,654
Operating income	39,292	75,485	71,117	74,921

Other expense:
Interest expense	(34,285)	(26,571)	(57,394)	(85,428)
Foreign currency gain/(loss)	1,622	11	(838)	(13,803)
Other income/(expense), net	(1,199)	(887)	(1,708)	(2,025)
Total other expense	(33,862)	(27,447)	(59,940)	(101,256)

Equity in net income of unconsolidated subsidiaries	4,172	2,040	2,364	7,117
Income/(loss) before income taxes	9,602	50,078	13,541	(19,218)

Income tax expense/(benefit)	4,665	15,503	6,780	(2,787)

Net income/(loss)	4,937	34,575	6,761	(16,431)

Net income attributable to noncontrolling interests	(1,857)	(1,818)	(3,572)	(3,615)

Net income/(loss) attributable to Darling	$3,080	$32,757	$3,189	$(20,046)

Basic income/(loss) per share	$0.02	$0.20	$0.02	$(0.12)
Diluted income/(loss) per share	$0.02	$0.20	$0.02	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months months ended July 4, 2015 and June 28, 2014
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income/(loss)	$4,937	$34,575	$6,761	$(16,431)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	8,452	(6,931)	(90,190)	13,684
Pension adjustments	778	321	1,547	641
Natural gas swap derivative adjustments	—	(11)	—	(124)
Corn option derivative adjustments	(1,325)	621	(1,287)	(977)
Total other comprehensive income/(loss), net of tax	7,905	(6,000)	(89,930)	13,224
Total comprehensive income/(loss)	$12,842	$28,575	$(83,169)	$(3,207)
Comprehensive income/(loss) attributable to noncontrolling interests	848	2,242	$7,890	$3,110
Comprehensive income/(loss) attributable to Darling	$11,994	$26,333	$(91,059)	$(6,317)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 4, 2015 and June 28, 2014
(in thousands)
(unaudited)

	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income/(loss)	$6,761	$(16,431)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,643	133,167
Loss/(gain) on disposal of property, plant, equipment and other assets	233	(839)
Gain on insurance proceeds from insurance settlements	(341)	—
Deferred taxes	(3,225)	(12,882)
Increase/(decrease) in long-term pension liability	350	(6,519)
Stock-based compensation expense	4,642	14,583
Write-off deferred loan costs	10,633	4,330
Deferred loan cost amortization	4,868	4,911
Equity in net (income)/loss of unconsolidated subsidiaries	(2,364)	(7,117)
Distributions of earnings from unconsolidated subsidiaries	26,155	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,582	(36,920)
Income taxes refundable/payable	(1,368)	(3,181)
Inventories and prepaid expenses	(21,451)	(2,806)
Accounts payable and accrued expenses	(1,505)	(25,218)
Other	8,937	(4,054)
Net cash provided by operating activities	187,550	41,024
Cash flows from investing activities:
Capital expenditures	(98,722)	(103,531)
Acquisitions, net of cash acquired	—	(2,075,651)
Gross proceeds from disposal of property, plant and equipment and other assets	1,484	2,308
Proceeds from insurance settlement	341	—
Payments related to routes and other intangibles	(2,242)	(7,312)
Net cash used by investing activities	(99,139)	(2,184,186)
Cash flows from financing activities:
Proceeds from long-term debt	579,974	1,821,196
Payments on long-term debt	(583,736)	(287,066)
Borrowings from revolving credit facility	41,244	170,143
Payments on revolving credit facility	(83,506)	(257,254)
Net cash overdraft financing	(880)	9,529
Deferred loan costs	(11,629)	(44,865)
Issuance of common stock	171	417
Minimum withholding taxes paid on stock awards	(4,775)	(5,495)
Excess tax benefits from stock-based compensation	(12)	1,329
Distributions to noncontrolling interests	(1,866)	—
Net cash provided/(used) by financing activities	(65,015)	1,407,934
Effect of exchange rate changes on cash	(6,160)	8,156
Net increase/(decrease) in cash and cash equivalents	17,236	(727,072)
Cash and cash equivalents at beginning of period	108,784	870,857
Cash and cash equivalents at end of period	$126,020	$143,785
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$274	$(2,300)
Cash paid during the period for:
Interest, net of capitalized interest	$37,524	$47,851
Income taxes, net of refunds	$11,436	$11,301
Non-cash financing activities
Debt issued for service contract assets	$2,521	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 4, 2015
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

The accompanying consolidated financial statements for the three and six month periods ended July 4, 2015 and June 28, 2014, have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2015.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 4, 2015, and include the 13 and 26 weeks ended July 4, 2015, and the 13 and 26 weeks ended June 28, 2014.

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

(e)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $90.2 million and translation gains of approximately $13.7 million for the six months ended July 4, 2015 and June 28, 2014, respectively. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $0.8 million and $13.8 million in the six months ended July 4, 2015 and June 28, 2014, with $12.6 million in fiscal 2014 representing a loss on a hedge transaction during the first quarter of fiscal 2014.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 4, 2015			June 28, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$3,080	165,228	$0.02	$32,757	164,600	$0.20
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		188			1,071
Less: Pro forma treasury shares		(118)			(574)
Diluted:
Net income attributable to Darling	$3,080	165,298	$0.02	$32,757	165,097	$0.20

	Net Income/ (loss) per Common Share (in thousands, except per share data)
	Six Months Ended
		July 4, 2015			June 28, 2014
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$3,189	165,077	$0.02	$(20,046)	164,469	$(0.12)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		303			—
Less: Pro forma treasury shares		(136)			—
Diluted:
Net income/(loss) attributable to Darling	$3,189	165,244	$0.02	$(20,046)	164,469	$(0.12)

For the three months ended July 4, 2015 and June 28, 2014, respectively, 825,711 and 163,078 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the three months ended July 4, 2015 and June 28, 2014, respectively, 582,559 and 740,988 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

For the six months ended July 4, 2015 and June 28, 2014, respectively, 674,834 and 975,799 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the six months ended July 4, 2015 and June 28, 2014, respectively, 578,899 and 919,798 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

On October 1, 2014, the Company acquired substantially all of the assets of Custom Blenders Arkansas, LLC, an Indiana limited liability company, Custom Blenders Georgia, LLC, a Georgia limited liability company, Custom Blenders Indiana, Inc., an Indiana corporation, and Custom Blenders Texas, LLC, an Indiana limited liability company (collectively "Custom Blenders"), one of the leading bakery residuals recyclers in the United States. The acquisition includes Custom Blenders' operations in Indiana, Georgia, Texas, and Arkansas. The acquisition will provide significant synergies to the Company's suppliers and customers in the Feed Ingredients segment. The Company paid approximately $18.8 million in cash less a second quarter 2015 contingent receivable of $0.8 million recorded against goodwill for a claim against the hold back amount originally paid in escrow as part of the original purchase price. The purchase price for assets consisting of property, plant and equipment of approximately $3.2 million, intangible assets of approximately $8.6 million, goodwill of approximately $4.6 million and inventory of approximately $1.6 million. The identifiable intangibles have a weighted average life of 14 years.

(4)	Inventories

A summary of inventories follows (in thousands):

	July 4, 2015	January 3, 2015
Finished product	$252,871	$255,130
Work in process	95,282	98,936
Supplies and other	48,270	47,547
	$396,423	$401,613

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2015	December 31, 2014
Assets:
Total current assets	$131,385	$216,991
Property, plant and equipment, net	360,688	373,117
Other assets	1,150	2,092
Total assets	$493,223	$592,200
Liabilities and members' equity:
Total current portion of long term debt	$20,679	$57,514
Total other current liabilities	21,002	21,313
Total long term debt	140,330	155,273
Total other long term liabilities	361	339
Total members' equity	310,851	357,761
Total liabilities and member's equity	$493,223	$592,200

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Operating revenues	$156,160	$148,064	$272,888	$267,721
Expenses:
Total costs and expenses	145,299	140,654	262,343	246,555
Operating income	10,861	7,410	10,545	21,166
Other income	32	24	52	42
Interest and debt expense, net	(3,352)	(4,475)	(7,508)	(8,901)
Net income	$7,541	$2,959	$3,089	$12,307

As of July 4, 2015 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $155.4 million on the consolidated balance sheet and has recorded approximately $1.5 million and $6.2 million in equity net income in the unconsolidated subsidiary for the six months ended July 4, 2015 and June 28, 2014, respectively. In addition, in April 2015, the Company received a $25.0 million dividend distribution from the DGD Joint Venture.

(6)	Debt

Debt consists of the following (in thousands):

	July 4, 2015	January 3, 2015
Amended Credit Agreement:
Revolving Credit Facility ($25.5 million and $36.9 million denominated in CAD at July 4, 2015 and January 3, 2015, respectively and $11.1 million denominated in Euro at July 4, 2015)	$57,553	$101,863
Term Loan A ($110.4 million and $122.2 million denominated in CAD at July 4, 2015 and January 3, 2015, respectively)	295,370	312,161
Term Loan B ($610.2 million denominated in Euro at January 3, 2015)	592,500	1,205,669
5.375% Senior Notes due 2022	500,000	500,000
4.75% Senior Notes due 2022 - Denominated in euro	571,521	—
Other Notes and Obligations	28,357	32,747
	2,045,301	2,152,440
Less Current Maturities	50,884	54,401
	$1,994,417	$2,098,039

As of July 4, 2015, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$138.8 million and CAD$32.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of July 4, 2015, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$2.4 million and CAD$3.7 million, respectively.

As of July 4, 2015, the Company had outstanding debt under a revolving credit facility and the Company's 4.75% Senior Notes due 2022 denominated in euros of €10.0 million and €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at July 4, 2015, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.7 million, respectively.

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

As of July 4, 2015, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of July 4, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021. On June 3, 2015, the Company refinanced €504.9 million of the outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) using the proceeds from the 4.75% Senior Notes due 2022. As a result of the refinance, the Company incurred a charge of approximately $10.6 million from the write-off of deferred loan costs related to Euro Term Loan B.

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

As of July 4, 2015, the Company had $185.0 million outstanding under the term loan A facility and $18.0 million outstanding under the revolver at LIBOR plus a margin of 2.50% per annum for a total of 2.6875% per annum and $3.0 million outstanding under the revolver at base rate plus a margin of 1.50% per annum for a total of 4.75% per annum. The Company had $592.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$138.8 million outstanding under the term loan A facility and CAD$32.0 million outstanding under the revolver at CDOR plus a margin of 2.5% per annum for a total of 3.5763% per annum. The Company had €10.0 million outstanding under the revolver at LIBOR plus a margin of 2.50% per annum for a total of 2.438% per annum. As of July 4, 2015, the Company had revolver availability of $908.4 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $34.0 million.

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

5.375 % Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation ("Darling Escrow Sub"), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement (the "Original 5.375% Purchase Agreement") with the initial purchasers party thereto (the "Initial Purchasers"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the "5.375% Private Notes"). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original 5.375% Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "5.375% Trustee"), with the gross proceeds from the offering of the 5.375% Private Notes and certain additional amounts deposited into an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the "Notes Closing Date"), Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original 5.375% Indenture and the Original 5.375% Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling’s subsidiaries: Craig Protein Division, Inc. ("Craig Protein"), Darling AWS LLC, Darling National LLC ("Darling National"), Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC ("Griffin"), Terra Holding Company and TRS (such subsidiaries and together with any other Darling subsidiaries that guarantee the 5.375% Notes, the "Notes Guarantors") entered into a supplemental indenture with the Trustee (the "Supplemental 5.375% Indenture," and together with the Original 5.375% Indenture, the "5.375% Indenture"), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Private Notes and the 5.375% Indenture and the Notes Guarantors guaranteed the 5.375% Private Notes and agreed to be bound by the terms of the 5.375% Indenture applicable to subsidiary guarantors of the 5.375% Private Notes. In addition, in accordance with the provisions of the Original 5.375% Purchase Agreement, upon the completion of the Notes Merger, Darling and the Notes Guarantors became parties to the Original 5.375% Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original 5.375% Purchase Agreement, the "5.375% Purchase Agreement"), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Notes Closing Date, the proceeds from the offering of the 5.375% Private Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Private Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Private Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 discussed below.

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

The 5.375% Notes are currently guaranteed on an unsecured senior basis by the Notes Guarantors, which constitute all of Darling’s existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling’s foreign subsidiaries). Under the 5.375% Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

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

Darling may at any time and from time to time purchase the 5.375% Notes in the open market or otherwise. Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 5.375% Indenture.

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

The 5.375% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling’s capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling’s assets.

The 5.375% Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the 5.375% Indenture, the Trustee or the holders of at least 25% in principal amount of the total outstanding 5.375% Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 5.375% Notes issued under the 5.375% Indenture to be due and payable immediately.

4.75 % Senior Notes due 2022. On May 29, 2015, Darling Global Finance B.V. (the "Note Issuer"), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands, the Company and the subsidiary guarantors named therein entered into a Purchase Agreement (the "4.75% Purchase Agreement") with Goldman Sachs International ("Goldman Sachs") and J.P. Morgan Securities plc ("J.P. Morgan"), for themselves and on behalf of the other several initial purchasers named therein (together with Goldman Sachs and J.P. Morgan, the "4.75% Initial Purchasers"), for the sale by the Note Issuer, and the purchase by the 4.75% Initial Purchasers, severally, of €515.0 million aggregate principal amount of the Note Issuer’s 4.75% Senior Notes due 2022 (the "4.75% Notes"). The 4.75% Purchase Agreement contains customary representations, warranties and agreements by the Note Issuer, Darling and the subsidiary guarantors named therein. In addition, the Note Issuer, Darling and such subsidiary guarantors have agreed to indemnify the 4.75% Initial Purchasers against certain liabilities, including liabilities under the Securities Act, as amended, or to contribute to payments the 4.75% Initial Purchasers may be required to make because of any of those liabilities.

On June 3, 2015, the 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the "4.75% Indenture"), among the Note Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the "4.75% Trustee") and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar.

The gross proceeds from the sale of the 4.75% Notes were €515.0 million. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance outstanding the Euro Term Loan B under the Company’s Senior Secured Credit Facilities, to pay the 4.75% Initial Purchasers’ commission related to the offering of the 4.75% Notes and to pay certain fees and expenses related to the offering of the 4.75% Notes and the refinancing of the Euro Term Loan B. Darling intends to use any remaining proceeds for general corporate purposes. In addition, the Company capitalized as deferred loan costs approximately $12.8 million, which are included in other long-term assets from the issuance of the 4.75% Notes and the First Amendment to the Amended Credit Agreement in the three months ended July 4, 2015.

The 4.75% Notes will mature on May 30, 2022. The Note Issuer will pay interest on the 4.75% Notes on May 30 and November 30 of each year, commencing on November 30, 2015. Interest on the 4.75% Notes will accrue from June 3, 2015 at a rate of 4.75% per annum and be payable in cash. Other than for extraordinary events such as change of control and defined assets sales, the Note Issuer is not required to make mandatory redemption or sinking fund payments on the 4.75% Notes.

The 4.75% Notes are currently guaranteed on an unsecured senior basis by Darling and the Note Guarantors (collectively, the "4.75% Guarantors"). Under the 4.75% Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries, the Note Issuer and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 4.75% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

The 4.75% Indenture provides that all payments on the 4.75% Notes or the guarantees of the 4.75% Notes must be made without withholding or deduction for taxes imposed by any relevant tax jurisdiction (as defined in the 4.75% Indenture) unless required by law. In the event that any taxes imposed by any relevant tax jurisdiction are required to be to be withheld or deducted from payments on the 4.75% Notes or the guarantees of the 4.75% Notes, the Note Issuer or the relevant 4.75% Guarantor, as the case may be, is required, subject to certain exceptions, to pay such additional amounts (“additional amounts”) as may be necessary so that the net amounts received by the holders of the 4.75% Notes after such withholding or deduction are equal to the amounts that would have been received in the absence of any such withholding or deduction.

The 4.75% Notes are senior unsecured obligations of the Note Issuer and rank equally in right of payment to all of the Note Issuer’s existing and future senior unsecured indebtedness. The 4.75% Notes are effectively junior to all of the Note Issuer’s existing and future secured indebtedness, including its guarantee of the current Senior Secured Credit Facilities (and any secured indebtedness incurred to refinance the borrowings thereunder), to the extent of the value of the assets securing such indebtedness. The 4.75% Notes are effectively junior to all existing and future indebtedness and other liabilities (including trade payables and capital lease obligations) of all subsidiaries of Darling (other than the Note Issuer) that do not guarantee the 4.75% Notes, including current and future foreign subsidiaries that guarantee the Senior Secured Credit Facilities but not the 4.75% Notes. The 4.75% Notes are senior in right of payment to all of the Note Issuer’s existing and future subordinated indebtedness, if any.

The guarantees are senior unsecured obligations of the 4.75% Guarantors and rank equally in right of payment to each 4.75% Guarantor’s existing and future senior unsecured indebtedness (including, in the case of Darling, its outstanding 5.375% Notes and, in the case of any restricted subsidiary of Darling that is a 4.75% Guarantor, such restricted subsidiary’s guarantee of the 5.375% Notes). The guarantees of the 4.75% Notes are effectively junior to all of each 4.75% Guarantor’s existing and future secured indebtedness, including the current Senior Secured Credit Facilities (and any secured indebtedness incurred to refinance borrowings thereunder), to the extent of the value of the assets securing such indebtedness. The guarantees are effectively junior to all existing and future indebtedness and other liabilities (including trade payables and capital lease obligations) of each 4.75% Guarantor’s subsidiaries that do not guarantee the 4.75% Notes (other than the Note Issuer), including current and future foreign subsidiaries that guarantee the Senior Secured Credit Facilities but not the 4.75% Notes. The guarantees are senior in right of payment to all of each 4.75% Guarantor’s existing and future subordinated indebtedness, if any.

The Note Issuer may at any time and from time to time purchase the 4.75% Notes in the open market or otherwise. The Note Issuer may redeem some or all of the 4.75% Notes at any time prior to May 30, 2018, at a redemption price equal to 100% of the principal amount of the 4.75% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 4.75% Indenture and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the rights of holders on the relevant record dates to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof).

On and after May 30, 2018, the Note Issuer may redeem all or, from time to time, a part of the 4.75% Notes at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the 4.75% Notes, if any, to, but excluding, the applicable redemption date and all additional amounts (if any) then due or which will become due on the applicable redemption date as a result of the redemption or otherwise (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof), if redeemed during the twelve-month period beginning on May 30 of the years indicated below:

Year	Percentage
2018	102.3750%
2019	101.1875%
2020 and thereafter	100.0000%

In addition, prior to May 30, 2018, the Note Issuer may on any one or more occasions redeem up to 40% of the original principal amount of the 4.75% Notes (calculated after giving effect to the issuance of any additional 4.75% Notes), with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof); provided that at least 50% of the original principal amount of the 4.75% Notes (calculated after giving effect to any issuance of any additional 4.75% Notes) remains outstanding after each such redemption; and provided further that the redemption occurs within 90 days after the closing of such equity offering.

The Note Issuer may redeem the 4.75% Notes, in whole but not in part, at its option at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the right of holders on the relevant record dates to receive interest due on the relevant interest payment dates and additional amounts (if any) in respect thereof), if the Issuer or any 4.75% Guarantor is or would be required to pay additional amounts on the 4.75% Notes as the result of certain changes in relevant tax laws after the date on which the 4.75% Notes were first issued and if the requirement to pay such additional amounts cannot be avoided by taking reasonable measures available to the Note Issuer or such guarantor of the 4.75% Notes.

The 4.75% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the Note Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling’s capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling’s restricted subsidiaries to Darling or Darling’s other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling’s assets.

The 4.75% Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the 4.75% Indenture, the 4.75% Trustee or the holders of at least 25% in principal amount of the total outstanding 4.75% Notes may declare the principal, premium, if any, interest and additional amounts, if any, on all the then outstanding 4.75% Notes to be due and payable immediately or, in the case of certain events of bankruptcy and insolvency, the principal, premium, if any, interest and additional amounts, if any, on all the then outstanding 4.75% Notes shall become immediately due and payable without any declaration or other act on the part of the 4.75% Trustee or the holders.

As of July 4, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(7)	Income Taxes

The Company has provided income taxes for the three and six month periods ended July 4, 2015 and June 28, 2014, based on its estimate of the effective tax rate for the entire 2015 and 2014 fiscal years. For fiscal 2015, the Company’s effective tax rate is significantly affected by Subpart F income and entities that are subject to income tax at various tax rates in their countries of operation that differ from the U.S. statutory tax rate.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 4, 2015, the Company had $5.6 million of gross unrecognized tax benefits and $2.3 million of related accrued interest and penalties. An indemnity receivable of $5.9 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.1 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and six months months ended July 4, 2015 and June 28, 2014 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Defined benefit pension plans
Amortization of prior service cost	$(20)	$4	$10	$(2)	$(10)	$2
Amortization of actuarial loss	1,284	520	(496)	(201)	788	319
Total defined benefit pension plans	1,264	524	(486)	(203)	778	321
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	—	—	—	—	—
Gain/(loss) activity recognized in other comprehensive income (loss)	—	(17)	—	6	—	(11)
Total natural gas swap derivatives	—	(17)	—	6	—	(11)
Corn option derivatives
Loss/(gain) reclassified to net income	(347)	(32)	134	12	(213)	(20)
Gain/(loss) activity recognized in other comprehensive income (loss)	(1,819)	1,046	707	(405)	(1,112)	641
Total corn option derivatives	(2,166)	1,014	841	(393)	(1,325)	621

Foreign currency translation	8,452	(6,931)	—	—	8,452	(6,931)

Other comprehensive income (loss)	$7,550	$(5,410)	$355	$(590)	$7,905	$(6,000)

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Defined benefit pension plans
Amortization of prior service cost	$(40)	$8	$20	$(4)	$(20)	$4
Amortization of actuarial loss	2,569	1,039	(1,002)	(402)	1,567	637
Total defined benefit pension plans	2,529	1,047	(982)	(406)	1,547	641
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	(357)	—	139	—	(218)
Gain/(loss) activity recognized in other comprehensive income (loss)	—	155	—	(61)	—	94
Total natural gas swap derivatives	—	(202)	—	78	—	(124)
Corn option derivatives
Loss/(gain) reclassified to net income	(581)	(1,324)	225	513	(356)	(811)
Gain/(loss) activity recognized in other comprehensive income (loss)	(1,523)	(273)	592	107	(931)	(166)
Total corn option derivatives	(2,104)	(1,597)	817	620	(1,287)	(977)

Foreign currency translation	(90,190)	13,684	—	—	(90,190)	13,684

Other Comprehensive income (loss)	$(89,765)	$12,932	$(165)	$292	$(89,930)	$13,224

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months months ended July 4, 2015 and June 28, 2014 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$—	$—	$357	Cost of sales and operating expenses
Corn option derivatives	347	32	581	1,324	Cost of sales and operating expenses
	347	32	581	1,681	Total before tax
	(134)	(12)	(225)	(652)	Income taxes
	213	20	356	1,029	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$20	$(4)	$40	$(8)	(a)
Amortization of actuarial loss	(1,284)	(520)	(2,569)	(1,039)	(a)
	(1,264)	(524)	(2,529)	(1,047)	Total before tax
	486	203	982	406	Income taxes
	(778)	(321)	(1,547)	(641)	Net of tax
Total reclassifications	$(565)	$(301)	$(1,191)	$388	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of July 4, 2015 as follows (in thousands):

	Six Months Ended July 4, 2015
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 3, 2015, net of tax	$(140,386)	$76	$(36,750)	$(177,060)
Other comprehensive gain before reclassifications	(90,190)	(931)	—	(91,121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(356)	1,547	1,191
Net current-period other comprehensive income	(90,190)	(1,287)	1,547	(89,930)
Accumulated Other Comprehensive Income (loss) July 4, 2015, net of tax	(230,576)	$(1,211)	$(35,203)	$(266,990)

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

Net pension cost for the three and six months months ended July 4, 2015 and June 28, 2014 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$1,667	$1,496	$3,345	$2,986
Interest cost	2,638	3,353	5,285	6,700
Expected return on plan assets	(3,051)	(3,612)	(6,116)	(7,220)
Amortization of prior service cost	(20)	4	(40)	8
Amortization of net loss	1,284	520	2,569	1,040
Net pension cost	$2,518	$1,761	$5,043	$3,514

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at July 4, 2015, the Company expects to contribute approximately $7.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 4, 2015 and June 28, 2014 of approximately $2.5 million and $8.0 million, respectively.

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

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of July 4, 2015, the Company has an accrued liability of approximately $0.8 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(10)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At July 4, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2014 and the first six months of fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2016. As of July 4, 2015, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of July 4, 2015, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	15,910	Euro	4,550
Brazilian real	40,100	U.S. dollar	12,750
Euro	264,533	U.S. dollar	300,494
Euro	23,330	Polish zloty	98,000
Euro	4,968	Japanese yen	663,043
Euro	36,981	Chinese renminbi	254,055
Euro	25,326	Australian dollar	37,350
Euro	5,331	British pound	3,848
Polish zloty	24,978	Euro	6,065
British pound	74	Euro	100
British pound	131	U.S. dollar	200
Japanese yen	12,217	U.S. dollar	102

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at July 4, 2015 into earnings over the next 12 months will be approximately $2.0 million. As of July 4, 2015, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of July 4, 2015 and January 3, 2015 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	July 4, 2015	January 3, 2015
Corn options	Other current assets	$—	$247

Total asset derivatives designated as hedges		$—	$247

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$7,783	$11,559
Heating oil swaps and options	Other current assets	129	353
Corn options and futures	Other current assets	—	69

Total asset derivatives not designated as hedges		$7,912	$11,981

Total asset derivatives		$7,912	$12,228

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	July 4, 2015	January 3, 2015
Corn options	Accrued expenses	$2,531	$—

Total liability derivatives designated as hedges		$2,531	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$743	$2,019
Heating oil swaps and options	Accrued expenses	491	993
Corn options and futures	Accrued expenses	1,116	3

Total liability derivatives not designated as hedges		$2,350	$3,015

Total liability derivatives		$4,881	$3,015

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended July 4, 2015 and June 28, 2014 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014
Corn options	$(1,819)	$1,046	$347	$32	$672	$355
Natural gas swaps	—	(17)	—	—	—	(4)

Total	$(1,819)	$1,029	$347	$32	$672	$351

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(1.8) million and approximately $1.0 million recorded net of taxes of approximately $0.7 million and $(0.4) million as of July 4, 2015 and June 28, 2014, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended July 4, 2015 and June 28, 2014 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014
Corn options	$(1,523)	$(273)	$581	$1,324	$727	$731
Natural gas swaps	—	155	—	357	—	(5)

Total	$(1,523)	$(118)	$581	$1,681	$727	$726

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(1.5) million and approximately $(0.1) million recorded net of taxes of approximately $0.6 million and less than $0.1 million as of July 4, 2015 and June 28, 2014, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

		Gain or (loss) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Foreign Exchange	Foreign currency gain/(loss)	$(2,262)	$2,372	$25,437	$(11,350)
Foreign Exchange	Cost of sales and operating expenses	(5)	15	(1)	1
Foreign Exchange	Selling, general and administrative expense	(361)	465	1,456	258
Corn options and futures	Net sales	(81)	—	(70)	—
Corn options and futures	Cost of sales and operating expenses	(633)	94	(378)	(78)
Heating Oil swaps and options	Cost of sales and operating expenses	(35)	8	(130)	18
Total		$(3,377)	$2,954	$26,314	$(11,151)

At July 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $2.5 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(11)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 4, 2015 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 4, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$7,912	$—	$7,912	$—
Total Assets	$7,912	$—	$7,912	$—

Liabilities:
Derivative instruments	$4,881	$—	$4,881	$—
5.375% Senior notes	496,250	—	496,250	—
4.75% Senior notes	560,091	—	560,091	—
Term loan A	298,324	—	298,324	—
Term loan B	595,092	—	595,092	—
Revolver debt	56,689	—	56,689	—
Total Liabilities	$2,011,327	$—	$2,011,327	$—

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

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including employment related matters and assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company’s processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters. At July 4, 2015 and January 3, 2015, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately

$57.5 million and $54.9 million, respectively.  The Company has insurance recovery receivables of approximately $11.4 million as of July 4, 2015 and January 3, 2015, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Net Sales	$529,429	$283,354	$46,532	$—	$859,315
Cost of sales and operating expenses	404,899	223,190	40,190	(3)	668,276
Gross Margin	124,530	60,164	6,342	3	191,039

Selling, general and administrative expense	48,656	27,867	(2,295)	10,066	84,294
Acquisition costs	—	—	—	1,208	1,208
Depreciation and amortization	40,485	16,785	6,599	2,376	66,245
Segment operating income/ (loss)	35,389	15,512	2,038	(13,647)	39,292

Equity in net income of unconsolidated subsidiaries	402	—	3,770	—	4,172
Segment income/(loss)	35,791	15,512	5,808	(13,647)	43,464

Total other expense					(33,862)
Income before income taxes					$9,602

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2014
Net Sales	$622,110	$331,443	$77,730	$—	$1,031,283
Cost of sales and operating expenses	458,167	269,522	61,830	(14)	789,505
Gross Margin	163,943	61,921	15,900	14	241,778

Selling, general and administrative expense	49,371	30,982	4,839	9,438	94,630
Acquisition costs	—	—	—	4,165	4,165
Depreciation and amortization	39,866	19,628	5,818	2,186	67,498
Segment operating income/ (loss)	74,706	11,311	5,243	(15,775)	75,485

Equity in net income of unconsolidated subsidiaries	561	—	1,479	—	2,040
Segment income/(loss)	75,267	11,311	6,722	(15,775)	77,525

Total other expense					(27,447)
Income before income taxes					$50,078

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Net Sales	$1,076,927	$553,511	$103,571	$—	$1,734,009
Cost of sales and operating expenses	828,905	439,827	84,065	—	1,352,797
Gross Margin	248,022	113,684	19,506	—	381,212

Selling, general and administrative expense	96,679	53,342	1,745	19,159	170,925
Acquisition costs	—	—	—	6,527	6,527
Depreciation and amortization	80,539	33,982	13,230	4,892	132,643
Segment operating income/(loss)	70,804	26,360	4,531	(30,578)	71,117

Equity in net income of unconsolidated subsidiaries	819	—	1,545	—	2,364
Segment income/(loss)	71,623	26,360	6,076	(30,578)	73,481

Total other expense					(59,940)
Income before income taxes					$13,541

Segment assets at July 4, 2015	$2,609,679	$1,619,213	$611,531	$98,377	$4,938,800

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2014
Net Sales	$1,208,217	$624,905	$144,453	$—	$1,977,575
Cost of sales and operating expenses	916,618	533,623	114,499	(29)	1,564,711
Gross Margin	291,599	91,282	29,954	29	412,864

Selling, general and administrative expense	100,937	55,044	9,171	19,511	184,663
Acquisition costs	—	—	—	20,113	20,113
Depreciation and amortization	78,425	37,069	13,196	4,477	133,167
Segment operating income/(loss)	112,237	(831)	7,587	(44,072)	74,921

Equity in net income of unconsolidated subsidiaries	964	—	6,153	—	7,117
Segment income/(loss)	113,201	(831)	13,740	(44,072)	82,038

Total other expense					(101,256)
Income/(loss) before income taxes					$(19,218)

Segment assets at January 3, 2015	$2,667,369	$1,734,387	$693,921	$75,036	$5,170,713

(14)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 4, 2015 and June 28, 2014, the Company has recorded sales to the DGD Joint Venture of approximately $44.4 million and $42.0 million, respectively. For the six months ended July 4, 2015 and June 28, 2014, the Company has recorded sales to the DGD Joint Venture of approximately $83.0 million and $83.6 million, respectively. At July 4, 2015 and January 3, 2015, the Company has $7.1 million and $6.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.0 million of additional sales for the three months ended July 4, 2015 to defer the Company's portion of profit of approximately $1.4 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at July 4, 2015.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2015, unless extended by agreement of the parties. During the first half of fiscal 2015, Opco borrowed and repaid $3.5 million plus an insignificant amount of interest to Darling Green. As of July 4, 2015, no amounts are owed to Darling Green under the DGD Loan Agreement.

(15)    New Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory. This ASU amends Topic 330, Inventory. The ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost and net realizable value. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard.

(16)    Subsequent Event

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

(17)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 6) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of July 4, 2015 and January 3, 2015, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and six months ended July 4, 2015 and June 28, 2014. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,363	$2,830	$119,827	$—	$126,020
Restricted cash	103	—	237	—	340
Accounts receivable	304,566	94,872	300,928	(331,932)	368,434
Inventories	12,763	116,374	267,286	—	396,423
Income taxes refundable	21,735	—	3,120	—	24,855
Prepaid expenses	14,688	3,562	34,968	—	53,218
Other current assets	1,605	51	30,294	(7,848)	24,102
Deferred income taxes	38,853	—	4,261	—	43,114
Total current assets	397,676	217,689	760,921	(339,780)	1,036,506
Investment in subsidiaries	3,910,375	1,126,082	837,604	(5,874,061)	—
Property, plant and equipment, net	214,614	454,476	846,483	—	1,515,573
Intangible assets, net	19,840	346,130	486,520	—	852,490
Goodwill	21,860	549,200	690,550	—	1,261,610
Investment in unconsolidated subsidiaries	—	—	177,036	—	177,036
Other assets	63,567	524,894	331,766	(840,394)	79,833
Deferred taxes	—	—	15,752	—	15,752
	$4,627,932	$3,218,471	$4,146,632	$(7,054,235)	$4,938,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$22,683	$14	$36,035	$(7,848)	$50,884
Accounts payable	36,035	326,667	113,768	(312,046)	164,424
Income taxes payable	(1,653)	373	7,295	—	6,015
Accrued expenses	79,618	24,957	157,669	(19,886)	242,358
Deferred income taxes	(776)	—	2,114	—	1,338
Total current liabilities	135,907	352,011	316,881	(339,780)	465,019
Long-term debt, net of current portion	1,278,394	—	1,556,417	(840,394)	1,994,417
Other noncurrent liabilities	55,468	2,095	53,355	—	110,918
Deferred income taxes	180,666	—	218,669	—	399,335
Total liabilities	1,650,435	354,106	2,145,322	(1,180,174)	2,969,689
Total stockholders’ equity	2,977,497	2,864,365	2,001,310	(5,874,061)	1,969,111
	$4,627,932	$3,218,471	$4,146,632	$(7,054,235)	$4,938,800

Condensed Consolidating Balance Sheet
As of January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,447	$14,460	$83,877	$—	$108,784
Restricted cash	103	—	240	—	343
Accounts receivable	30,237	604,486	320,040	(544,984)	409,779
Inventories	19,762	93,253	288,598	—	401,613
Income taxes refundable	18,647	—	3,493	—	22,140
Prepaid expenses	11,513	1,792	31,324	—	44,629
Other current assets	1,894	14	206,338	(186,922)	21,324
Deferred income taxes	42,497	—	2,504	—	45,001
Total current assets	135,100	714,005	936,414	(731,906)	1,053,613
Investment in subsidiaries	3,874,466	1,096,541	837,605	(5,808,612)	—
Property, plant and equipment, net	205,895	445,301	922,920	—	1,574,116
Intangible assets, net	21,903	366,315	544,195	—	932,413
Goodwill	21,860	549,950	748,609	—	1,320,419
Investment in unconsolidated subsidiary	—	—	202,712	—	202,712
Other assets	56,404	575,656	538,460	(1,099,511)	71,009
Deferred income taxes	—	—	16,431	—	16,431
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,017	$55	$225,252	$(186,923)	$54,401
Accounts payable	540,784	11,349	127,994	(511,609)	168,518
Income taxes payable	—	—	4,363	—	4,363
Accrued expenses	88,840	34,842	165,812	(33,375)	256,119
Deferred income taxes	—	—	642	—	642
Total current liabilities	645,641	46,246	524,063	(731,907)	484,043
Long-term debt, net of current portion	1,334,556	—	1,862,994	(1,099,511)	2,098,039
Other noncurrent liabilities	56,849	1,979	55,872	—	114,700
Deferred income taxes	176,745	—	246,052	—	422,797
Total liabilities	2,213,791	48,225	2,688,981	(1,831,418)	3,119,579
Total stockholders’ equity	2,101,837	3,699,543	2,058,365	(5,808,611)	2,051,134
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713

Condensed Consolidating Statements of Operations
For the three months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$121,270	$345,030	$437,136	$(44,121)	$859,315
Cost and expenses:
Cost of sales and operating expenses	89,321	278,873	344,203	(44,121)	668,276
Selling, general and administrative expenses	35,124	13,169	36,001	—	84,294
Acquisition and integration costs	603	—	605	—	1,208
Depreciation and amortization	7,983	23,833	34,429	—	66,245
Total costs and expenses	133,031	315,875	415,238	(44,121)	820,023
Operating income/(loss)	(11,761)	29,155	21,898	—	39,292

Interest expense	(15,069)	4,851	(24,067)	—	(34,285)
Foreign currency gains/(losses)	2	(93)	1,713	—	1,622
Other, net	(1,224)	(582)	607	—	(1,199)
Equity in net income/(loss) of unconsolidated subsidiaries	—	—	4,172	—	4,172
Earnings in investments in subsidiaries	18,444	—	—	(18,444)	—
Income/(loss) before taxes	(9,608)	33,331	4,323	(18,444)	9,602
Income taxes (benefit)	(12,688)	15,221	2,132	—	4,665
Net (income)/loss attributable to noncontrolling interests	—	—	(1,857)	—	(1,857)
Net income/(loss) attributable to Darling	$3,080	$18,110	$334	$(18,444)	$3,080

Condensed Consolidating Statements of Operations
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$247,064	$703,737	$885,979	$(102,771)	$1,734,009
Cost and expenses:
Cost of sales and operating expenses	192,937	563,376	699,255	(102,771)	1,352,797
Selling, general and administrative expenses	68,254	28,037	74,634	—	170,925
Acquisition and integration costs	2,576	—	3,951	—	6,527
Depreciation and amortization	16,154	47,432	69,057	—	132,643
Total costs and expenses	279,921	638,845	846,897	(102,771)	1,662,892
Operating income/(loss)	(32,857)	64,892	39,082	—	71,117

Interest expense	(30,229)	9,699	(36,864)	—	(57,394)
Foreign currency gains/(losses)	(9)	(397)	(432)	—	(838)
Other, net	(2,405)	(371)	1,068	—	(1,708)
Equity in net income of unconsolidated subsidiaries	—	—	2,364	—	2,364
Earnings in investments in subsidiaries	35,893	—	—	(35,893)	—
Income/(loss) before taxes	(29,607)	73,823	5,218	(35,893)	13,541
Income taxes (benefit)	(32,796)	36,963	2,613	—	6,780
Net income/(loss) attributable to noncontrolling interests	—	—	(3,572)	—	(3,572)
Net income/(loss) attributable to Darling	$3,189	$36,860	$(967)	$(35,893)	$3,189

Condensed Consolidating Statements of Operations
For the three months ended June 28, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$148,217	$414,100	$538,375	$(69,409)	$1,031,283
Cost and expenses:
Cost of sales and operating expenses	103,388	333,361	422,165	(69,409)	789,505
Selling, general and administrative expenses	34,908	14,892	44,830	—	94,630
Acquisition and integration costs	2,626	—	1,539	—	4,165
Depreciation and amortization	7,630	19,012	40,856	—	67,498
Total costs and expenses	148,552	367,265	509,390	(69,409)	955,798
Operating income/(loss)	(335)	46,835	28,985	—	75,485

Interest expense	(15,434)	5,330	(16,467)	—	(26,571)
Foreign currency gains/(losses)	—	328	(317)	—	11
Other, net	(1,266)	227	152	—	(887)
Equity in net income of unconsolidated subsidiaries	—	—	2,040	—	2,040
Earnings in investments in subsidiaries	57,688	—	—	(57,688)	—
Income/(loss) before taxes	40,653	52,720	14,393	(57,688)	50,078
Income taxes (benefit)	7,896	2,050	5,557	—	15,503
Net (income)/loss attributable to noncontrolling interests	—	—	(1,818)	—	(1,818)
Net income/(loss) attributable to Darling	$32,757	$50,670	$7,018	$(57,688)	$32,757

Condensed Consolidating Statements of Operations
For the six months ended June 28, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$302,654	$817,088	$1,019,784	$(161,951)	$1,977,575
Cost and expenses:
Cost of sales and operating expenses	221,564	660,250	844,848	(161,951)	1,564,711
Selling, general and administrative expenses	72,460	28,768	83,435	—	184,663
Acquisition costs	17,007	—	3,106	—	20,113
Depreciation and amortization	15,148	38,523	79,496	—	133,167
Total costs and expenses	326,179	727,541	1,010,885	(161,951)	1,902,654
Operating income/(loss)	(23,525)	89,547	8,899	—	74,921

Interest expense	(65,735)	10,555	(30,248)	—	(85,428)
Foreign currency gains/(losses)	(12,228)	236	(1,811)	—	(13,803)
Other, net	(2,719)	(570)	1,264	—	(2,025)
Equity in net loss of unconsolidated subsidiaries	—	—	7,117	—	7,117
Earnings in investments in subsidiaries	69,049	—	—	(69,049)	—
Income/(loss) before taxes	(35,158)	99,768	(14,779)	(69,049)	(19,218)
Income taxes	(15,112)	14,468	(2,143)	—	(2,787)
Net (income)/loss attributable to noncontrolling interests	—	—	(3,615)	—	(3,615)
Net income/(loss)	$(20,046)	$85,300	$(16,251)	$(69,049)	$(20,046)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$4,937	$18,110	$334	$(18,444)	$4,937
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	8,452	—	8,452
Pension adjustments	729	—	49	—	778
Corn option derivative adjustments	(1,325)	—	—	—	(1,325)
Total other comprehensive income, net of tax	(596)	—	8,501	—	7,905
Total comprehensive income/(loss)	4,341	18,110	8,835	(18,444)	12,842
Total comprehensive income attributable to noncontrolling interest	—	—	848	—	848
Total comprehensive income/(loss) attributable to Darling	$4,341	$18,110	$7,987	$(18,444)	$11,994

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$6,761	$36,860	$(967)	$(35,893)	$6,761
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	(90,190)	—	(90,190)
Pension adjustments	1,458	—	89	—	1,547
Corn option derivative adjustments	(1,287)	—	—	—	(1,287)
Total other comprehensive income, net of tax	171	—	(90,101)	—	(89,930)
Total comprehensive income/(loss)	6,932	36,860	(91,068)	(35,893)	(83,169)
Total comprehensive income attributable to noncontrolling interest	—	—	7,890	—	7,890
Total comprehensive income/(loss) attributable to Darling	$6,932	$36,860	$(98,958)	$(35,893)	$(91,059)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended June 28, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$34,575	$50,670	$7,018	$(57,688)	$34,575
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(6,931)	—	(6,931)
Pension adjustments	321	—	—	—	321
Natural gas swap derivative adjustments	(11)	—	—	—	(11)
Corn option derivative adjustments	621	—	—	—	621
Total other comprehensive income, net of tax	931	—	(6,931)	—	(6,000)
Total comprehensive income/(loss)	35,506	50,670	87	(57,688)	28,575
Total comprehensive income attributable to noncontrolling interest	—	—	2,242	—	2,242
Total comprehensive income/(loss) attributable to Darling	$35,506	$50,670	$(2,155)	$(57,688)	$26,333

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the six months ended June 28, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$(16,431)	$85,300	$(16,251)	$(69,049)	$(16,431)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	13,684	—	13,684
Pension adjustments	641	—	—	—	641
Natural gas swap derivative adjustments	(124)	—	—	—	(124)
Corn option derivative adjustments	(977)	—	—	—	(977)
Total other comprehensive income, net of tax	(460)	—	13,684	—	13,224
Total comprehensive income/(loss)	(16,891)	85,300	(2,567)	(69,049)	(3,207)
Total comprehensive income attributable to noncontrolling interest	—	—	3,110	—	3,110
Total comprehensive income/(loss) attributable to Darling	$(16,891)	$85,300	$(5,677)	$(69,049)	$(6,317)

Condensed Consolidating Statements of Cash Flows
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$6,761	$36,860	$(967)	$(35,893)	$6,761
Earnings in investments in subsidiaries	(35,893)	—	—	35,893	—
Other operating cash flows	100,687	(32,359)	112,461	—	180,789
Net cash provided by operating activities	71,555	4,501	111,494	—	187,550

Cash flows from investing activities:
Capital expenditures	(21,187)	(38,383)	(39,152)	—	(98,722)
Acquisitions	—	—	—	—	—
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	705	545	234	—	1,484
Proceeds from insurance settlements	71	270	—	—	341
Payments related to routes and other intangibles	—	—	(2,242)	—	(2,242)
Net cash used in investing activities	(20,431)	(16,090)	(62,638)	20	(99,139)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	579,974	—	579,974
Payments on long-term debt	(8,067)	(41)	(575,628)	—	(583,736)
Borrowings from revolving facilities	8,000	—	33,244	—	41,244
Payments on revolving facilities	(52,000)	—	(31,506)	—	(83,506)
Net cash overdraft financing	—	—	(880)	—	(880)
Deferred loan costs	(1,525)	—	(10,104)	—	(11,629)
Issuances of common stock	171	—	—	—	171
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,775)	—	—	—	(4,775)
Excess tax benefits from stock-based compensation	(12)	—	—	—	(12)
Distributions to noncontrolling interests	—	—	(1,866)	—	(1,866)
Net cash used in financing activities	(58,208)	(41)	(6,746)	(20)	(65,015)

Effect of exchange rate changes on cash	—	—	(6,160)	—	(6,160)

Net increase/(decrease) in cash and cash equivalents	(7,084)	(11,630)	35,950	—	17,236
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$3,363	$2,830	$119,827	$—	$126,020

Condensed Consolidating Statements of Cash Flows
For the six months ended June 28, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$(16,431)	$85,300	$(16,251)	$(69,049)	$(16,431)
Earnings in investments in subsidiaries	(69,049)	—	—	69,049	—
Other operating cash flows	81,867	(36,376)	11,964	—	57,455
Net cash provided by operating activities	(3,613)	48,924	(4,287)	—	41,024

Cash flows from investing activities:
Capital expenditures	(22,570)	(38,730)	(42,231)	—	(103,531)
Acquisitions	—	(645)	(2,075,006)	—	(2,075,651)
Investment in subsidiaries and affiliates	(1,483,007)	(2,217,686)	(2,307,591)	6,008,284	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,041	615	652	—	2,308
Proceeds from insurance settlements	—	—	—	—	—
Payments related to routes and other intangibles	(7,312)	—	—	—	(7,312)
Net cash used in investing activities	(1,511,848)	(2,460,520)	(4,220,102)	6,008,284	(2,184,186)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	721,196	—	1,821,196
Payments on long-term debt	(252,500)	(43)	(34,523)	—	(287,066)
Borrowings from revolving credit facility	122,445	—	47,698	—	170,143
Payments on revolving credit facility	(207,445)	—	(49,809)	—	(257,254)
Net cash overdraft financing	—	—	9,529	—	9,529
Deferred loan costs	(41,390)	—	(3,475)	—	(44,865)
Issuances of common stock	417	—	—	—	417
Contributions from parent	—	2,421,762	3,586,522	(6,008,284)	—
Minimum withholding taxes paid on stock awards	(5,495)	—	—	—	(5,495)
Excess tax benefits from stock-based compensation	1,329	—	—	—	1,329
Net cash used in financing activities	717,361	2,421,719	4,277,138	(6,008,284)	1,407,934

Effect of exchange rate changes on cash	—	—	8,156	—	8,156

Net increase/(decrease) in cash and cash equivalents	(798,100)	10,123	60,905	—	(727,072)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$59,167	$16,240	$68,378	$—	$143,785

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

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), as described in Notes 1 and 3 to the Company’s Consolidated Financial Statements for the period ended July 4, 2015 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). As a result of the VION Acquisition and the Rothsay Acquisition, the Company’s business is now conducted through a global network of over 200 locations across five continents.

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and ovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North American and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 5 to the Company's Consolidated Financial Statement for the period ended July 4, 2015 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

In December 2014, an H5 strain of Highly Pathogenic Avian Influenza (“Bird Flu”) was reported on commercial poultry farms in Western Canada and backyard flocks in the Northwestern U.S. This same H5 strain was subsequently reported on commercial turkey farms in California in January 2015. Since these initial reports that the disease had reached the U.S., migratory birds have been blamed for spreading this and two additional H5 strains among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. As of the date of this report, the disease had spread to commercial and backyard poultry flocks in 15 states in the U.S., although no new confirmed cases have been reported since June 17, 2015. To date, there have been no reports of humans contracting any of these H5 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. The response plans followed by APHIS in the U.S. to control outbreaks and prevent the spread of Bird Flu include, among other procedures, restricting the movement of poultry and poultry products into or out of the site of infection, using humane methods to depopulate the infected flock or farm and disposal of the euthanized birds on-site to avoid transporting infected material outside the established quarantine zone. The Company is continuing to monitor this situation. As of the date of this report, this outbreak has not had a significant impact on the Company's operations or financial performance; however, any disease that is linked to animals and has a negative impact on meat or poultry consumption or animal production in any jurisdiction in which the Company operates could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operation, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Results of Operations

Three Months Ended July 4, 2015 Compared to Three Months Ended June 28, 2014

Net income attributable to Darling for the three months ended July 4, 2015, was $3.1 million, or $0.02 per diluted share, as compared to a net income of $32.8 million, or $0.20 per diluted share, in the three months ended June 28, 2014. The results for the three months ended July 4, 2015 and June 28, 2014, respectively include the following after-tax costs:

Fiscal 2015

•
$0.7 million ($0.00 per diluted share) associated with the integration of VION Ingredients and Rothsay and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients; and

•	$5.8 million ($0.04 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B term note on June 3, 2015.

Fiscal 2014

•
$3.5 million ($0.02 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period; and

•	$2.9 million ($0.02 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period.

Net income and diluted earnings per common share would have been $9.6 million and $0.06 per diluted share, respectively, for the three months ended July 4, 2015, as compared to $39.2 million and $0.24 per share, respectively, for the three months ended June 28, 2014 without, in the case of the three months ended July 4, 2015, the integration costs and the write-off of deferred loan costs associated with the retirement of the Euro Term Loan B, and in the case of the three months ended June 28, 2014, the acquisition and integration costs and noncash inventory step-up associated with the VION Acquisition. When comparing the three months ended July 4, 2015 to the three months ended June 28, 2014, this would have resulted in a $29.6 million decrease in net income. This decrease is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at July 4, 2015.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs and non-cash charges.

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

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	July 4, 2015	June 28, 2014
Net income attributable to Darling	$3,080	$32,757
Depreciation and amortization	66,245	67,498
Interest expense	34,285	26,571
Income tax expense/(benefit)	4,665	15,503
Foreign currency loss/(gain)	(1,622)	(11)
Other expense/(income), net	1,199	887
Equity in net (income)/loss of unconsolidated subsidiaries	(4,172)	(2,040)
Net (loss)/income attributable to noncontrolling interests	1,857	1,818
Adjusted EBITDA	$105,537	$142,983

Non-cash inventory step-up associated with VION Acquisition	—	4,972
Acquisition and integration-related expenses	1,208	4,165
Pro forma Adjusted EBITDA (Non-GAAP)	$106,745	$152,120

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$7,909	$5,903

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the three months ended July 4, 2015, the Company generated Adjusted EBITDA of $105.5 million, as compared to $143.0 million in the same period in fiscal 2014. The decrease was primarily attributable to lower finished product prices attributable to lower global competing ingredient prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes. On a Pro forma Adjusted EBITDA basis, the Company would have generated $106.7 million in the three months ended July 4, 2015, as compared to a Pro forma Adjusted EBITDA of $152.1 million in the same period in 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices (see table below), the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, lower acquisition and integration-related expense and no inventory step-up associated with the VION Acquisition, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the three months ended July 4, 2015 would have been $120.9 million when taking into consideration the change in average foreign currency fluctuations of $14.2 million, as compared to $152.1 million for the same period in fiscal 2014, a reduction of $31.2 million.

	Three Months Ended
(dollars in thousands)	July 4, 2015	April 4, 2015
Net income attributable to Darling	$3,080	$109
Depreciation and amortization	66,245	66,398
Interest expense	34,285	23,109
Income tax expense/(benefit)	4,665	2,115
Foreign currency loss/(gain)	(1,622)	2,460
Other expense/(income), net	1,199	509
Equity in net (income)/loss of unconsolidated subsidiaries	(4,172)	1,808
Net (loss)/income attributable to noncontrolling interests	1,857	1,715
Adjusted EBITDA	$105,537	$98,223

Acquisition and integration-related expenses	1,208	5,319
Pro forma Adjusted EBITDA (Non-GAAP)	$106,745	$103,542

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$7,909	$2,346

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

On a sequential basis, for the three months ended July 4, 2015, the Company generated Adjusted EBITDA of $105.5 million, as compared to $98.2 million for the three months ended April 4, 2015. On a Pro forma Adjusted EBITDA basis, the Company would have generated $106.7 million in the three months ended July 4, 2015, as compared to a Pro forma Adjusted EBITDA of $103.5 million in the three months ended April 4, 2015. On a sequential basis, Pro Forma Adjusted EBITDA increased by approximately $3.2 million. The increase in the Pro forma Adjusted EBITDA is attributable to lower raw material prices, lower acquisition and integration-related expenses and cost reductions.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the three months ended July 4, 2015 would have been $107.6 million when taking into consideration the change in average foreign currency fluctuations of $0.9 million, as compared to $103.5 million for the three months ended April 4, 2015, an increase of $4.1 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the "Jacobsen"), an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal ("FM")), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During the second quarter of fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for the second quarter of fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for the second quarter of fiscal 2014 follow:

	Avg. Price 2nd Quarter 2015	Avg. Price 2nd Quarter 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 348.88/ton	$ 530.63/ton	$ (181.75)/ton	(34.3)%
Feed Grade PM (Mid-South)	$ 426.94/ton	$ 603.68/ton	$ (176.74)/ton	(29.3)%
Pet Food PM (Mid-South)	$ 521.50/ton	$ 818.34/ton	$ (296.84)/ton	(36.3)%
Feathermeal (Mid-South)	$ 499.13/ton	$ 702.98/ton	$ (203.85)/ton	(29.0)%
BFT (Chicago)	$ 29.18/cwt	$ 42.49/cwt	$ (13.31)/cwt	(31.3)%
YG (Illinois)	$ 23.24/cwt	$ 33.68/cwt	$ (10.44)/cwt	(31.0)%
Corn (Illinois)	$ 3.80/bushel	$ 4.92/bushel	$ (1.12)/bushel	(22.8)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 650.00/ton	$ 872.00/ton	$ (222.00)/ton	(25.5)%
Soy meal (CIF Rotterdam)	$ 396.00/ton	$ 566.00/ton	$ (170.00)/ton	(30.0)%

The following table shows the average Jacobsen and Thomson Reuters prices for the second quarter of fiscal 2015, compared to the average Jacobsen and Thomson Reuters prices for the first quarter of fiscal 2015.

	Avg. Price 2nd Quarter 2015	Avg. Price 1st Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 348.88/ton	$ 385.12/ton	$ (36.24)/ton	(9.4)%
Feed Grade PM (Mid-South)	$ 426.94/ton	$ 465.00/ton	$ (38.06)/ton	(8.2)%
Pet Food PM (Mid-South)	$ 521.50/ton	$ 655.12/ton	$ (133.62)/ton	(20.4)%
Feathermeal (Mid-South)	$ 499.13/ton	$ 523.77/ton	$ (24.64)/ton	(4.7)%
BFT (Chicago)	$ 29.18/cwt	$ 29.66/cwt	$ (0.48)/cwt	(1.6)%
YG (Illinois)	$ 23.24/cwt	$ 24.58/cwt	$ (1.34)/cwt	(5.5)%
Corn (Illinois)	$ 3.80/bushel	$ 3.90/bushel	$ (0.10)/bushel	(2.6)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 650.00/ton	$ 656.00/ton	$ (6.00)/ton	(0.9)%
Soy meal (CIF Rotterdam)	$ 396.00/ton	$ 436.00/ton	$ (40.00)/ton	(9.2)%

During the three months ended July 4, 2015 net sales for the Feed Ingredients segment were $529.4 million as compared to $622.1 million during the three months ended June 28, 2014, a decrease of approximately $92.7 million. Fat net sales were approximately $139.9 million and $165.9 million of net sales for the three months ended July 4, 2015 and June 28, 2014, respectively, used cooking oil net sales were approximately $43.1 million and $58.3 million of net sale for the three months ended July 4, 2015 and June 28, 2014, respectively, protein net sales were approximately $209.9 million and $251.9 million of net sales for the three months ended July 4, 2015 and June 28, 2014, respectively, bakery net sales were approximately $54.3 million and $59.4 million of net sales for the three months ended July 4, 2015 and June 28, 2014, respectively, and other sales were approximately $82.2 million and $86.6 million for the three months ended July 4, 2015 and June 28, 2014, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Used Cooking Oil	Proteins	Bakery	Other	Total
Net sales three months ended June 28, 2014	$165.9	$58.3	$251.9	$59.4	$86.6	$622.1
Increase in sales volumes	12.3	1.4	12.0	12.9	—	38.6
Decrease in finished good prices	(32.1)	(16.3)	(34.4)	(18.0)	—	(100.8)
Decrease due to currency exchange rates	(6.2)	(0.3)	(19.6)	—	(9.9)	(36.0)
Other change	—	—	—	—	5.5	5.5
Total change	(26.0)	(15.2)	(42.0)	(5.1)	(4.4)	(92.7)
Net sales three months ended July 4, 2015	$139.9	$43.1	$209.9	$54.3	$82.2	$529.4

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Three Months Ended
(dollars in millions, except earnings per share)	July 4, 2015	June 28, 2014
Net income attributable to Darling	$3.1	$32.8
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	—	3.5
Acquisition and integration costs	0.7	2.9
Amortization of intangibles	11.4	15.3
Write-off deferred loan costs euro term loan B	5.8	—
Adjusted income attributable to Darling (Non-GAAP)	$21.0	$54.5

Weighted average shares of common stock outstanding	165,298	165,097

Diluted earnings per share, as reported	$0.02	$0.20

Non-cash inventory step-up associated with the VION Acquisition	—	0.02
Acquisition and integration costs	—	0.02
Amortization of intangibles	0.07	0.09
Write-off deferred loan costs euro term loan B	0.04	—
Adjusted diluted earnings per share attributable to Darling (Non-GAAP)	$0.13	$0.33

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for discrete items in fiscal 2015 and fiscal 2014. The effective tax rate used for calculating Non-GAAP Adjusted EPS in the above table for the three months ended July 4, 2015 and June 28, 2014 was 45.8% and 28.7%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the three months ended July 4, 2015 was $39.3 million, which reflects a decrease of $36.2 million as compared to the three months ended June 28, 2014. Adjusting the three months ended June 28, 2014 for the inventory step-up associated with the required purchase accounting for the VION Acquisition and the net change between the acquisition and integration costs in the three months ended July 4, 2015 as compared to the three months ended June 28, 2014, operating income would have been $83.5 million in the three months ended June 28, 2014.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Net Sales	$529,429	$283,354	$46,532	$—	$859,315
Cost of sales and operating expenses	404,899	223,190	40,190	(3)	668,276
Gross Margin	124,530	60,164	6,342	3	191,039

Selling, general and administrative expense	48,656	27,867	(2,295)	10,066	84,294
Acquisition costs	—	—	—	1,208	1,208
Depreciation and amortization	40,485	16,785	6,599	2,376	66,245
Segment operating income/(loss)	35,389	15,512	2,038	(13,647)	39,292

Equity in net income of unconsolidated subsidiaries	402	—	3,770	—	4,172
Segment income/loss	35,791	15,512	5,808	(13,647)	43,464

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2014
Net Sales	$622,110	$331,443	$77,730	$—	$1,031,283
Cost of sales and operating expenses	458,167	269,522	61,830	(14)	789,505
Gross Margin	163,943	61,921	15,900	14	241,778

Selling, general and administrative expense	49,371	30,982	4,839	9,438	94,630
Acquisition costs	—	—	—	4,165	4,165
Depreciation and amortization	39,866	19,628	5,818	2,186	67,498
Segment operating income/(loss)	74,706	11,311	5,243	(15,775)	75,485

Equity in net income of unconsolidated subsidiaries	561	—	1,479	—	2,040
Segment income/(loss)	75,267	11,311	6,722	(15,775)	77,525

Feed Ingredients operating income for the three months ended July 4, 2015 was $35.4 million, a decrease of $39.3 million as compared to the three months ended June 28, 2014. Lower earnings in the Feed Ingredients segment were due to significant decline in proteins, fats, used cooking oil and bakery finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production. Adjusting the three months ended June 28, 2014 for the non-cash inventory step-up adjustment of approximately $1.5 million and comparing this to the three months ended July 4, 2015, the Feed Ingredients operating income for the three months ended July 4, 2015 is lower by $40.8 million. Lower earnings in the United States operations, related primarily to lower prices for protein, fat, particularly in the Company's non-formula business, as well as bakery. U.S. had strong volumes from the slaughter industry and new accounts. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $4.7 million when using prior year average exchange rates.

Food Ingredients operating income was $15.5 million for the three months ended July 4, 2015, an increase of $4.2 million as compared to the three months ended June 28, 2014. Adjusting the three months ended June 28, 2014 for the non-cash inventory step-up adjustment of approximately $3.4 million and comparing this to the three months ended July 4, 2015, the Food Ingredients operating income for the three months ended July 4, 2015 is higher by $0.8 million. The gelatin business performance improved as compared to the prior year as a result of increased demand in China and lower raw material prices in Europe. The Company's casing business was down comparable to the same period in the prior year, due primarily to exports into China for specialty products. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $8.2 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the three months ended July 4, 2015 was $2.0 million, a decrease of $3.2 million as compared to three months ended June 28, 2014. Adjusting the three months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $0.1 million and comparing this to the first three months of fiscal 2015, the Fuel Ingredients operating income for the first three months ended July 4, 2015 is lower by $3.3 million. Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended July 4, 2015 was $5.8 million, as compared to segment income of $6.7 million in the same period of 2014. The reduction of $0.9 million is primarily related to a decrease in the income of the DGD Joint Venture due to the uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation ("RVO") requirement and the decrease in petroleum prices. In addition, the Company's Fuel Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $2.3 million when using prior year average exchange rates, lower production and earnings at the Canadian biodiesel plant due to operational breakdown issues and lower biodiesel margins. The European Fuel Ingredients segment (Ecoson and Rendac) received a subsidy from the Netherlands government that was recorded as a credit to selling, general and administrative expense.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the three months ended July 4, 2015, the raw material processed by the Company totaled 2.40 million metric tons. Of this amount, 1.83 million metric tons was in the Feed Ingredients segment, 283,000 metric tons was in the Food Ingredients segment, and 288,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were down by approximately 1.33%, which consisted of a 1.95% decrease in the Feed Ingredients segment, a 6.95% increase in the Food Ingredients segment, and a 4.72% decrease in the Fuel Ingredients segment. As compared to the three months ended June 28, 2014 overall volumes were up approximately 7.09%, which consisted of a 5.68% increase in the Feed Ingredients segment, a 6.12% increase in the Food Ingredients segment and a 18.22% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In the three months ended June 28, 2014, the raw material processed by the Company totaled 2.24 million metric tons. Of this amount, 1.73 million metric tons was in the Feed Ingredients segment, 267,000 metric tons was in the Food Ingredients segment, and 243,000 metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Net Sales	$529,429	$283,354	$46,532	$—	$859,315
Cost of sales and operating expenses	404,899	223,190	40,190	(3)	668,276
Gross Margin	124,530	60,164	6,342	3	191,039

Gross Margin %	23.5%	21.2%	13.6%	—%	22.2%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2014
Net Sales	$622,110	$331,443	$77,730	$—	$1,031,283
Cost of sales and operating expenses	458,167	269,522	61,830	(14)	789,505
Gross Margin	163,943	61,921	15,900	14	241,778

Gross Margin %	26.4%	18.7%	20.5%	—%	23.4%

Gross Margin % before inventory step-up	26.6%	19.7%	20.6%	—%	23.9%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the three months ended July 4, 2015, the gross margin percentage was 22.2% as compared to 23.4% in the same period of fiscal 2014. Adjusting the three months ended June 28, 2014 for the non-cash impact of the $5.0 million inventory step-up, the gross margin percentage for the three months ended June 28, 2014 would have been 23.9%. As a result, the gross margin percentage for the three months ended July 4, 2015 decreased 7.1% as compared to the comparable period of fiscal 2014. When looking at the foreign exchange impact the gross margins for the three months ended July 4, 2015 were flat as compared to the adjusted margins for the comparable period of fiscal 2014.

In the Feed Ingredients segment for the three months ended July 4, 2015, the gross margin percentage was 23.5% as compared to 26.4% for the same period of fiscal 2014. Adjusting the three months ended June 28, 2014 for the non-cash impact of the $1.5 million inventory step-up, the gross margin percentage for the three months ended June 28, 2014 would have been 26.6%. With respect to the Feed Ingredients segment, the reduction was principally related to a decline in finished fat and protein product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand with several major producers taking extended turnarounds during the period.

In the Food Ingredients segment for the three months ended July 4, 2015, the gross margin percentage was 21.2% as compared to 18.7% during the comparable period of fiscal 2014. Adjusting the three months ended June 28, 2014 for the non-cash impact of the $3.4 million inventory step-up, the gross margin percentage for the three months ended June 28, 2014 would have been 19.7%. Margins for the three months ended July 4, 2015 were up from the three months ended June 28, 2014 mainly due to the profitability in the global gelatin market and in the European edible fat market.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 4, 2015, the gross margin percentage was 13.6% as compared to 20.5% for the comparable period of fiscal 2014. The decrease in the fuel segment margin is mainly driven by biodiesel activity in Canada which was partially offset by the European Ecoson results.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for three months ended July 4, 2015 and using the prior years average currency rate for the three months ended June 28, 2014 this would result in an increase in operating income of approximately $14.2 million. On a sequential basis the actual results for the three months ended July 4, 2015 were lower by approximately $0.9 million. This impact is mainly due to the drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for the three months ended June 28, 2014 of €1.00:USD$1.37 and CAD$1.00:USD$0.92 as compared to the average rate for the three months ended July 4, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.81, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.1 million during the three months ended July 4, 2015, a $0.7 million increase from $9.4 million during the three months ended June 28, 2014. The increase is primarily due to an increase in corporate payroll and related benefits as a result of a year-to-date reduction of stock-based compensation that was recorded in the three months ended June 28, 2014.

Acquisition and Integration Costs.  Acquisition and integration costs, mainly related to the VION Acquisition and the Rothsay Acquisition, were $1.2 million during the three months ended July 4, 2015, as compared to $4.2 million in the three months ended June 28, 2014. The decrease is mainly due to the fact that the majority of the costs in the three months ended July 4, 2015 relate to the integration of operations, systems integration and Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition and Rothsay Acquisition, as compared to the higher costs incurred in the same period of fiscal 2014 that related mostly to VION Acquisition costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million to $2.4 million during the three months ended July 4, 2015, as compared to $2.2 million during the first three months of fiscal 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new enterprise resource planning ("ERP") system.

Interest Expense. Interest expense was $34.3 million during the three months ended July 4, 2015, compared to $26.6 million during the three months ended June 28, 2014, an increase of $7.7 million. The increase is mainly due to the approximately $10.6 million write-off of deferred loan costs related to the retirement of the Euro Term Loan B borrowings under the term loan B facility and increase in interest on the new 4.75% Senior Notes that more than offset the decrease in interest costs as are result of lower revolver and term loan borrowing outstanding as compared to the same period of fiscal 2014.

Foreign Currency Gains/(Losses).  Foreign currency gains were $1.6 million during the three months ended July 4, 2015, as compared to an insignificant gain for the three months ended June 28, 2014. The increase in income is mainly due to gains on non-designated foreign exchange hedge contracts related to the company's intercompany notes as compared to losses in the same period of fiscal 2014.

Other Income/Expense. Other expense was $1.2 million in the three months ended July 4, 2015, compared to expense of $0.9 million in the three months ended June 28, 2014.  The increase in other expense in the three months ended July 4, 2015 as compared to the same period in fiscal 2014 is mainly due a decrease in interest income that more than offset a reduction in other non-operating costs.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This mainly represents the Company's portion of the income of the DGD Joint Venture for the three months ended July 4, 2015. In the three months ended July 4, 2015 net income was $4.2 million compared to a net income of $2.0 million in the three months ended June 28, 2014. The $2.2 million increase is primarily due to increased sales volumes at the DGD Joint Venture in the three months ended July 4, 2015 as compared to the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $4.7 million for the three months ended July 4, 2015, compared to $15.5 million of income tax expense recorded in the three months ended June 28, 2014, a decrease of $10.8 million, which is primarily due to decreased pre-tax earnings of the Company for the three months ended July 4, 2015. The effective tax rate for the three months of fiscal 2015 and fiscal 2014 is 48.6% and 31.0%, respectively. The effective tax rate for the three months of fiscal 2015 and fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates and Subpart F income.

Results of Operations

Six Months Ended July 4, 2015 Compared to Six Months Ended June 28, 2014

The Company's first six months of fiscal 2015 results include 26 weeks of operations from the VION Acquisition, as compared to 25 weeks of operations from the VION Acquisition in the first six months of fiscal 2014. Net income attributable to Darling for the first six months ended July 4, 2015, was $3.2 million, or $0.02 per diluted share, as compared to a net loss of $20.0 million, or $(0.12) per diluted share, in the first six months of 2014. The results for the first six months of 2015 and 2014, respectively include the following after-tax costs:

Fiscal 2015

•
$3.5 million ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay and related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first three months of fiscal 2015 for VION Ingredients; and

•	$5.8 million ($0.04 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B term note on June 3, 2015.

Fiscal 2014

•
$32.7 million ($0.20 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$20.8 million ($0.13 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$15.9 million ($0.10 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$8.3 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Net income and diluted earnings per common share would have been $12.5 million and $0.08 per diluted share, respectively, for the first six months of fiscal 2015, as compared to $57.7 million and $0.35 per share, respectively, for the first six months of fiscal 2014 without the integration costs and the write-off of deferred loan costs associated with the retirement of the Euro Term Loan B and without the acquisition and integration costs, noncash inventory step-up associated with the VION Acquisition, the redemption fees and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes and the foreign exchange loss related to the closing of the VION Acquisition. When comparing the first six months of fiscal 2015 to the first six months of fiscal 2014 this would have resulted in a $45.2 million decrease in net income. The decrease is attributable to lower finished product prices, lower equity income in unconsolidated subsidiaries and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see "Results of Operations - Three Months Ended July 4, 2015 Compared to Three Months Ended June 28, 2014 - Non-GAAP Measures."

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Six Months Ended
(dollars in thousands)	July 4, 2015	June 28, 2014
Net income attributable to Darling	$3,189	$(20,046)
Depreciation and amortization	132,643	133,167
Interest expense	57,394	85,428
Income tax expense/(benefit)	6,780	(2,787)
Foreign currency loss/(gain)	838	13,803
Other expense/(income), net	1,708	2,025
Equity in net (income)/loss of unconsolidated subsidiaries	(2,364)	(7,117)
Net (loss)/income attributable to noncontrolling interests	3,572	3,615
Adjusted EBITDA	$203,760	$208,088

Non-cash inventory step-up associated with VION Acquisition	—	49,803
Acquisition and integration-related expenses	6,527	20,113
Darling Ingredients International - 13th week (1)	—	4,100
Pro forma Adjusted EBITDA (Non-GAAP)	$210,287	$282,104

DGD Joint Venture Adjusted EBITDA (Darling's Share) (2)	$10,255	$14,975

(1) January 7, 2014 closed on VION Ingredients, thus the 13th week would be EBITDA adjusted for January 1, 2014 through January 7, 2014.

(2) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the first six months of fiscal 2015, the Company generated Adjusted EBITDA of $203.8 million, as compared to $208.1 million in the same period in 2014. On a Pro forma Adjusted EBITDA basis, the Company would have generated $210.3 million in the first six months of fiscal 2015, as compared to a Pro forma Adjusted EBITDA of $282.1 million in the same period in 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the first six months of 2015 would have been $237.4 million when taking into consideration the change in average foreign currency fluctuations of $27.1 million, as compared to $282.1 million for the first six months of fiscal 2014, a reduction of $44.7 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen, an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily MBM, PM and FM), hides, fats (primarily BFT and YG) and corn, which is a substitute commodity for the Company's BBP as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During the first six months of fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for the first six months of fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for the first six months of fiscal 2014 follow:

	Avg. Price First Six Months 2015	Avg. Price First Six Months 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 367.00/ton	$ 501.83/ton	$ (134.83)/ton	(26.9)%
Feed Grade PM (Mid-South)	$ 445.97/ton	$ 560.65/ton	$ (114.68)/ton	(20.5)%
Pet Food PM (Mid-South)	$ 588.31/ton	$ 805.89/ton	$ (217.58)/ton	(27.0)%
Feathermeal (Mid-South)	$ 511.45/ton	$ 712.70/ton	$ (201.25)/ton	(28.2)%
BFT (Chicago)	$ 29.42/cwt	$ 38.42/cwt	$ (9.00)/cwt	(23.4)%
YG (Illinois)	$ 23.91/cwt	$ 30.60/cwt	$ (6.69)/cwt	(21.9)%
Corn (Illinois)	$ 3.85/bushel	$ 4.74/bushel	$ (0.89)/bushel	(18.8)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 653.00/ton	$ 892.00/ton	$ (239.00)/ton	(26.8)%
Soy meal (CIF Rotterdam)	$ 416.00/ton	$ 569.00/ton	$ (153.00)/ton	(26.9)%

During the first six months of fiscal 2015 net sales for the Feed Ingredients segment were $1,076.9 million as compared to $1,208.2 million during the first six months of fiscal 2014, a decrease of approximately $131.3 million. Fat net sales were approximately $286.6 million and $322.9 million of net sales for the six months ended July 4, 2015 and June 28, 2014, respectively, used cooking oil net sales were approximately $79.2 million and $103.1 million of net sales for the six months ended July 4, 2015 and June 28, 2014, respectively, protein net sales were approximately $429.9 million and $485.1 million of net sales for the six months ended July 4, 2015 and June 28, 2014, respectively, bakery net sales were approximately $108.1 million and $113.6 million of net sales for the six months ended July 4, 2015 and June 28, 2014, respectively, and other sales were approximately $173.1 million and $183.5 million for the six months ended July 4, 2015 and June 28, 2014, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Used Cooking Oil	Proteins	Bakery	Other	Total
Net sales six months ended June 28, 2014	$322.9	$103.1	$485.1	$113.6	$183.5	$1,208.2
Increase in sales volumes	22.4	2.3	19.0	23.8	—	67.5
Decrease in finished good prices	(45.9)	(25.5)	(37.5)	(29.3)	—	(138.2)
Decrease due to currency exchange rates	(12.8)	(0.7)	(36.7)	—	(20.3)	(70.5)
Other change	—	—	—	—	9.9	9.9
Total change	(36.3)	(23.9)	(55.2)	(5.5)	(10.4)	(131.3)
Net sales six months ended July 4, 2015	$286.6	$79.2	$429.9	$108.1	$173.1	$1,076.9

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Six Months Ended
(dollars in millions, except earnings per share)	July 4, 2015	June 28, 2014
Net income attributable to Darling	$3.2	$(20.0)
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	—	32.7
Acquisition and integration costs	3.5	15.9
Amortization of intangibles	22.9	27.4
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	20.8
Write-off deferred loan costs euro term loan B	5.8	—
Foreign currency hedge of VION purchase price	—	8.3
Adjusted income attributable to Darling (non GAAP)	$35.4	$85.1

Weighted average shares of common stock outstanding	165,244	164,469

Diluted earnings per share, as reported	$0.02	$(0.12)

Non-cash inventory step-up associated with the VION Acquisition	—	0.20
Acquisition and integration costs	0.02	0.10
Amortization of intangibles	0.13	0.17
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	0.13
Write-off deferred loan costs euro term loan B	0.04	—
Foreign currency hedge of VION purchase price	—	0.05
Adjusted diluted earnings per share attributable to Darling (non GAAP)	$0.21	$0.53

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for discrete items in fiscal 2015 and fiscal 2014. The effective tax rate used for calculating non GAAP Adjusted EPS in the above table for the six months ended July 4, 2015 and June 28, 2014 was 45.8% and 34.3%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the first six months of fiscal 2015 was $71.1 million, which reflects a decrease of $3.8 million as compared to the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the inventory step-up associated with the required purchase accounting for the VION Acquisition and the net change between the acquisition and integration costs in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014, operating income would have been $138.3 million in the first six months of fiscal 2014.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Net Sales	$1,076,927	$553,511	$103,571	$—	$1,734,009
Cost of sales and operating expenses	828,905	439,827	84,065	—	1,352,797
Gross Margin	248,022	113,684	19,506	—	381,212

Selling, general and administrative expense	96,679	53,342	1,745	19,159	170,925
Acquisition costs	—	—	—	6,527	6,527
Depreciation and amortization	80,539	33,982	13,230	4,892	132,643
Segment operating income/(loss)	70,804	26,360	4,531	(30,578)	71,117

Equity in net income of unconsolidated subsidiaries	819	—	1,545	—	2,364
Segment income/(loss)	71,623	26,360	6,076	(30,578)	73,481

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2014
Net Sales	$1,208,217	$624,905	$144,453	$—	$1,977,575
Cost of sales and operating expenses	916,618	533,623	114,499	(29)	1,564,711
Gross Margin	291,599	91,282	29,954	29	412,864

Selling, general and administrative expense	100,937	55,044	9,171	19,511	184,663
Acquisition costs	—	—	—	20,113	20,113
Depreciation and amortization	78,425	37,069	13,196	4,477	133,167
Segment operating income/(loss)	112,237	(831)	7,587	(44,072)	74,921

Equity in net income of unconsolidated subsidiaries	964	—	6,153	—	7,117
Segment income/(loss)	113,201	(831)	13,740	(44,072)	82,038

Feed Ingredients operating income for the first six months of fiscal 2015 was $70.8 million, a decrease of $41.4 million as compared to the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $14.2 million and comparing this to the first six months of fiscal 2015, the Feed Ingredients operating income for the first six months of fiscal 2015 is lower by $55.6 million. Lower earnings in the Feed Ingredients segment were due to significant decline in proteins, fats, used cooking oil and bakery finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production. On an adjusted basis, the Feed Ingredients segment operating income decreased by $55.6 million as compared to the same period in fiscal 2014. Lower earnings in the United States operations, related primarily to lower prices for protein, fat, particularly in the Company's non-formula business, as well as bakery. U.S. had strong volumes from the slaughter industry and new accounts. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $9.3 million when using prior year average exchange rates.

Food Ingredients operating income was $26.4 million for the first six months of 2015, an increase of $27.2 million as compared to the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $35.3 million and comparing this to the first six months of fiscal 2015, the Food Ingredients operating income for the first six months of fiscal 2015 is lower by $8.1 million. The gelatin business performance improved as compared to the prior year as a result of increased demand in China and lower raw material prices in Europe. The European specialty ingredients business was down compared to the prior year period due to the closing of the Russian trade border in the second quarter of fiscal 2014. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $15.1 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first six for fiscal 2015 was $4.5 million, a decrease of $3.1 million as compared to first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $0.3 million and comparing this to the first six months of fiscal 2015, the Fuel Ingredients operating income for the first six months of fiscal 2015 is $3.4 million lower than the same period of fiscal 2014. Including the DGD Joint Venture, the Fuel Ingredients segment income for the first six months of fiscal 2015 was $6.0 million, as compared to segment income of $14.1 million in the same period of 2014. The reduction of $8.1 million is primarily related to a decrease in the income of the DGD Joint Venture due to the uncertain regulatory environment with respect to the U.S. mandated RVO requirement and the decrease in petroleum prices. In addition, the Company's Fuel Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $4.8 million when using prior year average exchange rates, lower production and earnings at the Canadian biodiesel plant due to operational breakdown issues. The European Fuel Ingredients segment (Ecoson and Rendac) received a subsidy from the Netherlands government that was recorded as a credit to selling, general and administrative expense.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first six months of fiscal 2015, the raw material processed by the Company totaled 4.84 million metric tons. Of this amount, 3.70 million metric tons was in the Feed Ingredients segment, 548,000 metric tons was in the Food Ingredients segment, and 590,000 metric tons was in the Fuel Ingredients segment. As compared to the first six months of fiscal 2014 overall volumes were up approximately 8.32%, which consisted of a 6.68% increase in the Feed Ingredients segment, a 5.35% increase in the Food Ingredients segment and a 23.46% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In the first six months of fiscal 2014, the raw material processed by the Company totaled 4.47 million metric tons. Of this amount, 3.47 million metric tons was in the Feed Ingredients segment, 520,000 metric tons was in the Food Ingredients segment, and 478,000 metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Net Sales	$1,076,927	$553,511	$103,571	$—	$1,734,009
Cost of sales and operating expenses	828,905	439,827	84,065	—	1,352,797
Gross Margin	248,022	113,684	19,506	—	381,212

Gross Margin %	23.0%	20.5%	18.8%	—%	22.0%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2014
Net Sales	$1,208,217	$624,905	$144,453	$—	$1,977,575
Cost of sales and operating expenses	916,618	533,623	114,499	(29)	1,564,711
Gross Margin	291,599	91,282	29,954	29	412,864

Gross Margin %	24.1%	14.6%	20.7%	—%	20.9%

Gross Margin % before inventory step-up	25.3%	20.3%	20.8%	—%	23.4%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first six months of fiscal 2015, the gross margin percentage was 22.0% as compared to 20.9% in the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage for the first six months of fiscal 2014 would have been 23.4%. As a result, the gross margin percentage for the first six months of fiscal 2015 decreased 6.0% as compared to the first six months of fiscal 2014. When looking at the foreign exchange impact the gross margins for the first six months of fiscal 2015 were flat as compared to the adjusted first six months of fiscal 2014.

In the Feed Ingredients segment for the first six months of fiscal 2015, the gross margin percentage was 23.0% as compared to 24.1% for the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash impact of the $14.2 million inventory step-up, the gross margin percentage for the first six months of fiscal 2014 would have been 25.3%. With respect to the Feed Ingredients segment, the reduction was principally related to a decline in finished fat product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand with several major producers taking extended turnarounds during the period.

In the Food Ingredients segment for the first six months of fiscal 2015, the gross margin percentage was 20.5% as compared to 14.6% during the first six months of fiscal 2014. Adjusting the first six months of fiscal 2014 for the non-cash impact of the $35.3 million inventory step-up, the gross margin percentage for the first six months of fiscal 2014 would have been 20.3%. Margins for first six months of fiscal 2015 were up from the first six months of fiscal 2014 mainly due to the increase in the European and North American gelatin markets.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first six months of fiscal 2015, the gross margin percentage was 18.8% as compared to 20.7% for the first six months of fiscal 2014. The decrease in the fuel segment margin is mainly impacted by the Company's biodiesel activity in Canada.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for first six months of fiscal 2015 and using the average currency rate for the first six months of fiscal 2014, this would result in an increase in operating income of approximately $27.1 million. This impact is mainly due to the drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for the first six months of fiscal 2014 of €1.00:USD$1.37 and CAD$1.00:USD$0.91 as compared to the average rate for the first six months of fiscal 2015 of €1.00:USD$1.12 and CAD$1.00:USD$0.81, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $19.2 million during the first six months of fiscal 2015, a $0.3 million decrease from $19.5 million during the first six months of fiscal 2014. The decrease is primarily due to a decrease in professional fees and corporate payroll and related benefits.

Acquisition and Integration Costs.  Acquisition and integration costs, mainly related to the VION Acquisition and the Rothsay Acquisition, were $6.5 million during the first six months of fiscal 2015, as compared to $20.1 million in the first six months of fiscal 2014. The decrease is mainly due to the fact that the majority of the costs in the first six months of fiscal 2015 relate to the integration of operations, systems integration and Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition and Rothsay Acquisition, as compared to the higher costs incurred in the first six months of fiscal 2014 that related mostly to VION Acquisition costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.4 million to $4.9 million during the first six months of fiscal 2015, as compared to $4.5 million during the first six months of fiscal 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new ERP system.

Interest Expense. Interest expense was $57.4 million during the first six months of fiscal 2015, compared to $85.4 million during the first six months of fiscal 2014, a decrease of $28.0 million. The decrease in interest expense is primarily due to prior year charges relating to (i) the redemption premium paid of approximately $27.3 million to retire the Company's 8.5% Senior Notes due 2018, (ii) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior notes, (iii) interest paid of approximately $2.3 million on the 8.5% Senior notes in the prior year and a decrease in interest expense in the first six months of fiscal 2015 as a result of lower outstanding borrowing under the Company's Amended Credit Agreement that was more than offset by the approximately $10.6 million write-off of deferred loan costs for the first six months of fiscal 2015 related to the payoff of the Euro Term Loan B.

Foreign Currency Gains/(Losses).  Foreign currency losses were $0.8 million during the first six months of fiscal 2015, as compared to a loss of $13.8 million for the first six months of fiscal 2014. The decrease is mainly due to a prior year $12.6 million loss on a certain euro forward contract entered into to hedge the foreign exchange risk related to the closing of the VION Acquisition.

Other Income/Expense. Other expense was $1.7 million in the first six months of fiscal 2015, compared to expense of $2.0 million in the first six months of fiscal 2014.  The decrease in other expense for the six months ended July 4, 2015 as compared to the same period in fiscal 2014 is mainly due to an increase in interest income that more than offset an increase in other expenses.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This mainly represents the Company's portion of the gain of the DGD Joint Venture for the first six months of fiscal 2015. In the first six months of fiscal 2015 the net income was $2.4 million compared to a net income of $7.1 million in the first six months of fiscal 2014. The $4.7 million decrease in net income is primarily a direct result of reduced petroleum prices in the first six months of fiscal 2015 as compared to the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $6.8 million for the first six months of fiscal 2015, compared to $2.8 million of income tax benefit recorded in the first six months of fiscal 2014, an increase of $9.6 million, which is primarily due to increased pre-tax earnings of the Company for the first six months of fiscal 2015. The effective tax rate for the first six months of fiscal 2015 and fiscal 2014 is 50.1% and 14.5%, respectively. The effective tax rate for the first six months of fiscal 2015 and fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 4, 2015. On July 4, 2015, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
4.75 % Notes due 2022 - Denominated in euros	$571,521

Amended Credit Agreement:
Term Loan A	$295,370
Term Loan B	$592,500
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	57,553
Letters of credit issued	34,005
Availability	$908,442

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

•
As of July 4, 2015, the Company had availability of $908.4 million under the revolving loan facility, taking into account an aggregate of $57.6 million outstanding borrowings and letters of credit issued of $34.0 million.

•
As of July 4, 2015, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$11.3 million and $15.0 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of July 4, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $7.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

5.375% Senior Notes due 2022. On December 18, 2013, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement with the initial purchasers party there to (the "Original 5.375% Purchase Agreement"), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes. On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the "Original 5.375% Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "5.375% Trustee"), with the gross proceeds from the offering of the 5.375% Notes and certain additional amounts deposited into an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014, Darling Escrow Sub merged (the "Notes Merger") with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling. In connection with the completion of the Notes Merger, pursuant to the provisions of the Original 5.375% Indenture and the Original 5.375% Purchase Agreement, Darling Escrow Sub, Darling and certain of Darling's subsidiaries entered into a supplemental indenture with the Trustee (the "Supplemental 5.375% Indenture," and together with the Original 5.375% Indenture, the ("5.375% Indenture"). For a description of the terms of the 5.375% Notes see Note 6 of Notes to Consolidated Financial Statements.

4.75 % Senior Notes due 2022. On May 29, 2015, Darling Global Finance B.V. (the "Note Issuer"), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands, the Company and the subsidiary guarantors named therein entered into a Purchase Agreement (the "4.75% Purchase Agreement") with Goldman Sachs International ("Goldman Sachs") and J.P. Morgan Securities plc ("J.P. Morgan"), for themselves and on behalf of the other several initial purchasers named therein (together with Goldman Sachs and J.P. Morgan, the "4.75% Initial Purchasers"), for the sale by the Note Issuer, and the purchase by the 4.75% Initial Purchasers, severally, of €515.0 million aggregate principal amount of the Note Issuer’s 4.75% Senior Notes due 2022 (the "4.75% Notes"). The 4.75% Purchase Agreement contains customary representations, warranties and agreements by the Note Issuer, Darling and the subsidiary guarantors named therein. In addition, the Note Issuer, Darling and such subsidiary guarantors have agreed to indemnify the 4.75% Initial Purchasers against certain liabilities, including liabilities under the Securities Act, as amended, or to contribute to payments the 4.75% Initial Purchasers may be required to make because of any of those liabilities.

On June 3, 2015, the 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the "4.75% Indenture"), among the Note Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the "4.75% Trustee") and principal paying agent, and

Citigroup Global Markets Deutschland AG, as principal registrar. For a description of the terms of the 4.75% Notes see Note 6 of Notes to Consolidated Financial Statements.

The gross proceeds from the sale of the 4.75% Notes were €515.0 million. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) under the Company’s Senior Secured Credit Facilities, to pay the 4.75% Initial Purchasers’ commission related to the offering of the 4.75% Notes and to pay certain fees and expenses related to the offering of the 4.75% Notes and the refinancing of the Euro Term Loan B. Darling intends to use any remaining proceeds for general corporate purposes.

The classification of long-term debt in the Company’s July 4, 2015 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 as filed with the SEC on March 4, 2015.

Working Capital and Capital Expenditures

On July 4, 2015, the Company had working capital of $571.5 million and its working capital ratio was 2.23 to 1 compared to working capital of $569.6 million and a working capital ratio of 2.18 to 1 on January 3, 2015.  As of July 4, 2015, the Company had unrestricted cash of $126.0 million and funds available under the revolving credit facility of $908.4 million, compared to unrestricted cash of $108.8 million and funds available under the revolving credit facility of $865.9 million at January 3, 2015. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $187.6 million for the six months ended July 4, 2015 as compared to net cash used by operating activities of $41.0 million for the six months ended June 28, 2014, an increase of $146.5 million due primarily to an increase in net income of approximately $23.2 million, distributions from unconsolidated subsidiaries of approximately $26.2 million and changes in operating assets and liabilities that included an increase in cash provided by accounts receivable of approximately $59.5 million and cash provided by accounts payable and accrued expenses of approximately $23.7 million.  Cash used by investing activities was $99.1 million for the six months ended July 4, 2015, compared to $2,184.2 million for the six months ended June 28, 2014, a decrease of $2,085.1 million, primarily due to cash paid for the VION Acquisition in the prior year.  Net cash used by financing activities was $65.0 million for the six months ended July 4, 2015, compared to cash provided by financing activities of $1,407.9 million for the six months ended June 28, 2014, a decrease of $1,472.9 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition in the prior year.

Capital expenditures of $98.7 million were made during the first six months of fiscal 2015, compared to $103.5 million in the first six months of fiscal 2014, for a net decrease of $4.8 million (4.6%). The Company expects to incur additional capital expenditures of between $110.0 million and $135.0 million for the remainder of fiscal 2015. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of July 4, 2015, the Company has spent life-to-date approximately $37.4 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2016. The total expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $8.4 million and $10.9 million during the six months ended July 4, 2015 and June 28, 2014, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2015, the Company has accrued approximately $10.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 4, 2015.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $7.1 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the six months ended July 4, 2015 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the six months ended July 4, 2015 of approximately $2.4 million.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of July 4, 2015, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $155.4 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $126.0 million of 2014 calendar year blenders credits from the Internal Revenue Service in April 2015. As a result, the DGD Joint Venture made debt payment of approximately $43 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2015, unless extended by agreement of the parties. As of July 4, 2015, no amounts are owed to Darling Green under the DGD Loan Agreement.

On April 10, 2015, as part of a proposed consent decree in a litigation proceeding brought against the U.S. Environmental Protection Agency (“EPA”) by the American Petroleum Institute and the American Fuel and Petrochemical Manufacturers, the EPA announced the establishment of a timeline for issuing the renewable fuel standards for 2014 and 2015.  On June 10, 2015, the EPA published Renewable Fuel Standard Program: Standards for 2014, 2015 and 2016 and Biomass-Based Diesel Volume for 2017, a proposed rule which included proposed volume requirements of 1.63 billion gallons for 2014, 1.7 billion gallons for 2015, 1.8 billion gallons for 2016 and 1.9 billion gallons for 2017. Proposed volume requirements for the Advanced Biofuels bucket of 2.68 billion gallons for 2014, 2.9 billion gallons for 2015 and 3.4 billion gallons for 2016 were also announced in the proposed rule. Advanced Biofuel requirements were not proposed for 2017.  Pursuant to the April 2015 consent decree, the EPA announced that it would finalize the volume requirements for 2014 and 2015 by November 30, 2015 and although not required by the consent decree, the EPA announced that it would also finalize the standards for 2016 along the same timeline.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2015, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements".  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2015 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $57.1 million of commodity products consisting of approximately $54.6 million of finished products, approximately $2.5 million of natural gas and diesel fuel during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 4, 2015.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2015, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $34.6 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 4, 2015.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at July 4, 2015 (in thousands):

Other commercial commitments:
Standby letters of credit	$34,005
Foreign bank guarantees	9,779
Total other commercial commitments:	$43,784

NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory. This ASU amends Topic 330, Inventory. The ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost and net realizable value. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard.

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

In addition, to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices, including continued decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the United States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu including, but not limited to H5N1 flu, bovine spongiform encephalopathy (or "BSE"), porcine epidemic diarrhea ("PED") or other diseases associated with animal origin in the United States or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products;  risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At July 4, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2014 and the first six months of fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2016. As of July 4, 2015, the aggregate fair value of these corn option contracts was approximately $2.5 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of July 4, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	15,910	Euro	4,550	3.37 - 3.58	$5,105
Brazilian real	40,100	U.S. dollar	12,750	2.95 - 3.29	12,750
Euro	264,533	U.S. dollar	300,494	1.08 - 1.14	300,494
Euro	23,330	Polish zloty	98,000	4.16 - 4.29	25,891
Euro	4,968	Japanese yen	663,043	129.00 - 139.01	5,513
Euro	36,981	Chinese renminbi	254,055	6.84 - 6.87	41,039
Euro	25,326	Australian dollar	37,350	1.47 - 1.48	28,106
Euro	5,331	British pound	3,848	0.71 - 0.74	5,917
Polish zloty	24,978	Euro	6,065	4.01 - 4.20	6,608
British pound	74	Euro	100	0.74	115
British pound	131	U.S. dollar	200	1.53	200
Japanese yen	12,217	U.S. dollar	102	120.31	102
					$431,840

The above foreign currency contracts mature within one year and include hedges on approximately $278.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $7.0 million and are included in other current assets and accrued expenses at July 4, 2015.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at July 4, 2015. These contracts have an aggregate fair value of approximately $1.5 million and are included in other current assets and accrued expenses at July 4, 2015.

As of July 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $2.5 million of natural gas and diesel fuel in fiscal 2015. As of July 4, 2015, the Company had forward purchase agreements in place for purchases of approximately $54.6 million of finished product in fiscal 2015.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2015

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 4, 2015 and January 3, 2014; (ii) Consolidated Statements of Operations for the three and six months ended July 4, 2015 and June 28, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended July 4, 2015 and June 28, 2014; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 13, 2015	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 13, 2015	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)