Form 10-Q
period 2015-10-03
DARLING INGREDIENTS INC.
filed 2015-11-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
OR

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

There were 164,726,136 shares of common stock, $0.01 par value, outstanding at November 5, 2015.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 3, 2015 and January 3, 2015
(in thousands, except share data)

	October 3, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$148,886	$108,784
Restricted cash	334	343
Accounts receivable, net	379,093	409,779
Inventories	366,775	401,613
Prepaid expenses	47,086	44,629
Income taxes refundable	24,936	22,140
Other current assets	8,718	21,324
Deferred income taxes	29,795	45,001
Total current assets	1,005,623	1,053,613
Property, plant and equipment, less accumulated depreciation of $623,233 at October 3, 2015 and $525,699 at January 3, 2015	1,516,598	1,574,116
Intangible assets, less accumulated amortization of $234,816 at October 3, 2015 and $184,909 at January 3, 2015	815,729	932,413
Goodwill	1,253,693	1,320,419
Investment in unconsolidated subsidiaries	165,137	202,712
Other assets	75,523	71,009
Deferred income taxes	16,073	16,431
	$4,848,376	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47,966	$54,401
Accounts payable, principally trade	155,549	168,518
Income taxes payable	11,241	4,363
Accrued expenses	238,734	256,119
Deferred income taxes	1,864	642
Total current liabilities	455,354	484,043
Long-term debt, net of current portion	1,976,412	2,098,039
Other non-current liabilities	105,783	114,700
Deferred income taxes	393,954	422,797
Total liabilities	2,931,503	3,119,579
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,058,387 and 166,213,793 shares issued at October 3, 2015 and at January 3, 2015, respectively	1,671	1,662
Additional paid-in capital	1,486,738	1,479,637
Treasury stock, at cost; 2,332,251 and 1,501,130 shares at October 3, 2015 and at January 3, 2015, respectively	(34,279)	(23,207)
Accumulated other comprehensive loss	(305,953)	(177,060)
Retained earnings	666,060	671,958
Total Darling's stockholders’ equity	1,814,237	1,952,990
Noncontrolling interests	102,636	98,144
Total stockholders' equity	$1,916,873	$2,051,134
	$4,848,376	$5,170,713

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months months ended October 3, 2015 and September 27, 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$853,762	$978,665	$2,587,771	$2,956,240
Costs and expenses:
Cost of sales and operating expenses	671,321	764,161	2,024,118	2,328,872
Selling, general and administrative expenses	75,026	95,077	245,951	279,740
Acquisition and integration costs	1,280	2,191	7,807	22,304
Depreciation and amortization	67,327	67,311	199,970	200,478
Total costs and expenses	814,954	928,740	2,477,846	2,831,394
Operating income	38,808	49,925	109,925	124,846

Other expense:
Interest expense	(24,828)	(25,355)	(82,222)	(110,783)
Foreign currency gain/(loss)	(2,461)	1,522	(3,299)	(12,281)
Other income/(expense), net	1,004	2,053	(704)	28
Total other expense	(26,285)	(21,780)	(86,225)	(123,036)

Equity in net income/(loss) of unconsolidated subsidiaries	(12,021)	(1,055)	(9,657)	6,062
Income/(loss) before income taxes	502	27,090	14,043	7,872

Income tax expense	7,859	11,136	14,639	8,349

Net income/(loss)	(7,357)	15,954	(596)	(477)

Net income attributable to noncontrolling interests	(1,730)	(1,636)	(5,302)	(5,251)

Net income/(loss) attributable to Darling	$(9,087)	$14,318	$(5,898)	$(5,728)

Basic income/(loss) per share	$(0.06)	$0.09	$(0.04)	$(0.03)
Diluted income/(loss) per share	$(0.06)	$0.09	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months months ended October 3, 2015 and September 27, 2014
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income/(loss)	$(7,357)	$15,954	$(596)	$(477)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(41,604)	(71,231)	(131,794)	(57,547)
Pension adjustments	780	321	2,327	962
Natural gas swap derivative adjustments	—	(40)	—	(164)
Corn option derivative adjustments	1,861	811	574	(166)
Total other comprehensive loss, net of tax	(38,963)	(70,139)	(128,893)	(56,915)
Total comprehensive loss	$(46,320)	$(54,185)	$(129,489)	$(57,392)
Comprehensive income attributable to noncontrolling interests	39	4,985	$7,929	$8,095
Comprehensive loss attributable to Darling	$(46,359)	$(59,170)	$(137,418)	$(65,487)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 3, 2015 and September 27, 2014
(in thousands)
(unaudited)

	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(596)	$(477)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,970	200,478
Loss/(gain) on disposal of property, plant, equipment and other assets	627	(976)
Gain on insurance proceeds from insurance settlements	(561)	(1,550)
Deferred taxes	8,640	(13,492)
Increase in long-term pension liability	678	297
Stock-based compensation expense	6,468	16,629
Write-off deferred loan costs	10,633	4,330
Deferred loan cost amortization	7,380	7,394
Equity in net (income)/loss of unconsolidated subsidiaries	9,657	(6,062)
Distributions of earnings from unconsolidated subsidiaries	26,155	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,658	(40,646)
Income taxes refundable/payable	3,955	(13,695)
Inventories and prepaid expenses	7,667	(13,113)
Accounts payable and accrued expenses	(10,318)	7,859
Other	18,641	32,321
Net cash provided by operating activities	296,654	179,297
Cash flows from investing activities:
Capital expenditures	(162,264)	(153,984)
Acquisitions, net of cash acquired	—	(2,075,651)
Gross proceeds from disposal of property, plant and equipment and other assets	2,473	2,810
Proceeds from insurance settlement	561	1,550
Payments related to routes and other intangibles	(2,939)	(8,210)
Net cash used by investing activities	(162,169)	(2,233,485)
Cash flows from financing activities:
Proceeds from long-term debt	586,199	1,836,917
Payments on long-term debt	(595,872)	(310,773)
Borrowings from revolving credit facility	78,244	170,143
Payments on revolving credit facility	(130,876)	(277,254)
Net cash overdraft financing	(1,261)	933
Deferred loan costs	(17,119)	(45,223)
Issuance of common stock	171	417
Repurchase of treasury stock	(5,912)	—
Minimum withholding taxes paid on stock awards	(4,838)	(6,814)
Excess tax benefits from stock-based compensation	—	1,451
Distributions to noncontrolling interests	(2,820)	—
Net cash provided/(used) by financing activities	(94,084)	1,369,797
Effect of exchange rate changes on cash	(299)	6,961
Net increase/(decrease) in cash and cash equivalents	40,102	(677,430)
Cash and cash equivalents at beginning of period	108,784	870,857
Cash and cash equivalents at end of period	$148,886	$193,427
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$940	$(1,436)
Cash paid during the period for:
Interest, net of capitalized interest	$57,764	$75,185
Income taxes, net of refunds	$4,005	$15,206
Non-cash financing activities
Debt issued for service contract assets	$2,521	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 3, 2015
(unaudited)

(1)	General

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. As further discussed in Note 3, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. The Company’s business is conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. See Note 14 to the consolidated financial statements.

The accompanying consolidated financial statements for the three and nine month periods ended October 3, 2015 and September 27, 2014, have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2015.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 3, 2015, and include the 13 and 39 weeks ended October 3, 2015, and the 13 and 39 weeks ended September 27, 2014.

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

(e)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $131.8 million and $57.5 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $3.3 million and $12.3 million in the nine months ended October 3, 2015 and September 27, 2014, with $12.6 million in fiscal 2014 representing a loss on a hedge transaction during the first quarter of fiscal 2014.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 3, 2015			September 27, 2014
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$(9,087)	165,195	$(0.06)	$14,318	164,676	$0.09
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			796
Less: Pro forma treasury shares		—			(515)
Diluted:
Net income attributable to Darling	$(9,087)	165,195	$(0.06)	$14,318	164,957	$0.09

	Net Income/ (loss) per Common Share (in thousands, except per share data)
	Nine Months Ended
		October 3, 2015			September 27, 2014
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$(5,898)	165,086	$(0.04)	$(5,728)	164,551	$(0.03)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			—
Less: Pro forma treasury shares		—			—
Diluted:
Net income/(loss) attributable to Darling	$(5,898)	165,086	$(0.04)	$(5,728)	164,551	$(0.03)

For the three months ended October 3, 2015 and September 27, 2014, respectively, 905,903 and 163,078 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the three months ended October 3, 2015 and September 27, 2014, respectively, 646,813 and 914,603 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

For the nine months ended October 3, 2015 and September 27, 2014, respectively, 947,095 and 986,748 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the nine months ended October 3, 2015 and September 27, 2014, respectively, 685,624 and 931,727 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

On October 1, 2014, the Company acquired substantially all of the assets of Custom Blenders Arkansas, LLC, an Indiana limited liability company, Custom Blenders Georgia, LLC, a Georgia limited liability company, Custom Blenders Indiana, Inc., an Indiana corporation, and Custom Blenders Texas, LLC, an Indiana limited liability company (collectively "Custom Blenders"), one of the leading bakery residuals recyclers in the United States. The acquisition includes Custom Blenders' operations in Indiana, Georgia, Texas, and Arkansas. The acquisition will provide significant synergies to the Company's suppliers and customers in the Feed Ingredients segment. The Company paid approximately $18.8 million in cash less a second quarter 2015 contingent receivable of $0.8 million recorded against goodwill for a claim against the hold back amount originally paid in escrow as part of the original purchase price. In the third quarter of fiscal 2015, the Company recorded an adjustment from inventory to goodwill under the purchase contract of approximately $0.5 million. The purchase price for assets consisting of property, plant and equipment of approximately $3.2 million, intangible assets of approximately $8.6 million, goodwill of approximately $5.2 million and inventory of approximately $1.0 million. The identifiable intangibles have a weighted average life of 14 years.

(4)	Inventories

A summary of inventories follows (in thousands):

	October 3, 2015	January 3, 2015
Finished product	$226,709	$255,130
Work in process	91,671	98,936
Supplies and other	48,395	47,547
	$366,775	$401,613

(5)	Investment in Unconsolidated Subsidiaries

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2015	December 31, 2014
Assets:
Total current assets	$110,625	$216,991
Property, plant and equipment, net	357,305	373,117
Other assets	1,067	2,092
Total assets	$468,997	$592,200
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$57,514
Total other current liabilities	29,337	21,313
Total long term debt	136,074	155,273
Total other long term liabilities	371	339
Total members' equity	286,192	357,761
Total liabilities and member's equity	$468,997	$592,200

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Operating revenues	$107,160	$80,206	$380,048	$347,926
Expenses:
Total costs and expenses	128,738	78,800	391,081	325,355
Operating income/(loss)	(21,578)	1,406	(11,033)	22,571
Other income	41	27	93	69
Interest and debt expense, net	(3,122)	(4,395)	(10,629)	(13,296)
Net income/(loss)	$(24,659)	$(2,962)	$(21,569)	$9,344

As of October 3, 2015 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $143.1 million on the consolidated balance sheet and has recorded approximately $10.8 million in equity net loss and $4.7 million in equity net income in the unconsolidated subsidiary for the nine months ended October 3, 2015 and September 27, 2014, respectively. In addition, in April 2015, the Company received a $25.0 million dividend distribution from the DGD Joint Venture.

(6)	Debt

Debt consists of the following (in thousands):

	October 3, 2015	January 3, 2015
Amended Credit Agreement:
Revolving Credit Facility ($15.9 million and $36.9 million denominated in CAD at October 3, 2015 and January 3, 2015, respectively)	$45,860	$101,863
Term Loan A ($103.4 million and $122.2 million denominated in CAD at October 3, 2015 and January 3, 2015, respectively)	285,874	312,161
Term Loan B ($610.2 million denominated in Euro at January 3, 2015)	591,000	1,205,669
5.375% Senior Notes due 2022	500,000	500,000
4.75% Senior Notes due 2022 - Denominated in euro	574,714	—
Other Notes and Obligations	26,930	32,747
	2,024,378	2,152,440
Less Current Maturities	47,966	54,401
	$1,976,412	$2,098,039

As of October 3, 2015, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$136.9 million and CAD$21.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of October 3, 2015, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$2.2 million and CAD$3.2 million, respectively.

As of October 3, 2015, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at October 3, 2015, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.7 million, respectively.

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

As of October 3, 2015, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of October 3, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021. On June 3, 2015, the Company refinanced €504.9 million of the outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) using the proceeds from the 4.75% Senior Notes due 2022. As a result of the refinance, the Company incurred a charge of approximately $10.6 million from the write-off of deferred loan costs related to Euro Term Loan B.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.75% per annum or base rate/Canadian prime rate plus 1.75% per annum, subject to certain step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro term loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

As of October 3, 2015, the Company had $182.5 million outstanding under the term loan A facility and $23.0 million outstanding under the revolver at LIBOR plus a margin of 2.75% per annum for a total of 3.00% per annum and $7.0 million outstanding under the revolver at base rate plus a margin of 1.75% per annum for a total of 5.00% per annum. The Company had $591.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$136.9 million outstanding under the term loan A facility at CDOR plus a margin of 2.75% per annum for a total of 3.5733% per annum and CAD$21.0 million outstanding under the revolver at CDOR plus a margin of 2.75% per annum for a total of 3.5728% per annum. As of October 3, 2015, the Company had revolver availability of $920.1 million under the Credit Agreement taking into account amounts borrowed and letters of credit issued of $34.0 million.

The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default. Effective May 13, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with the administrative agent and certain of the lenders. The First Amendment removes the previously existing requirement under the Amended Credit Agreement that the maximum total leverage ratio under one of the financial covenants must continue to step down over the life of the Senior Secured Credit Facilities. After giving effect to the First Amendment, the maximum total leverage ratio shall remain 5.0 to 1.0 for the duration of the loans under the Amended Credit Agreement. Effective September 23, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) with the administrative agent and certain of the lenders. The Second Amendment was executed to. among other things, (a) amend the maximum total leverage ratio the Company may not exceed from 5.0 to 1.0 to 5.5 to 1.0, (b) amend the pricing terms for borrowings under the Company's term loan A and revolving facility and related commitment fees and letter of credit fees if the Company's total leverage ratio is greater than 4.25 to 1.0 and (c) modify certain negative covenants.

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

The gross proceeds from the sale of the 4.75% Notes were €515.0 million. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance outstanding the Euro Term Loan B under the Company’s Senior Secured Credit Facilities, to pay the 4.75% Initial Purchasers’ commission related to the offering of the 4.75% Notes and to pay certain fees and expenses related to the offering of the 4.75% Notes and the refinancing of the Euro Term Loan B. Darling intends to use any remaining proceeds for general corporate purposes. In addition, the Company capitalized as deferred loan costs approximately $17.2 million, which are included in other long-term assets from the issuance of the 4.75% Notes and the First Amendment to the Amended Credit Agreement in the three months ended July 4, 2015.

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

As of October 3, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(7)	Income Taxes

The Company has provided income taxes for the three and nine month periods ended October 3, 2015 and September 27, 2014, based on its estimate of the effective tax rate for the entire 2015 and 2014 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of October 3, 2015, the Company had $5.3 million of gross unrecognized tax benefits and $2.3 million of related accrued interest and penalties. An indemnity receivable of $5.9 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.1 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and nine months ended October 3, 2015 and September 27, 2014 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Defined benefit pension plans
Amortization of prior service cost	$(21)	$4	$9	$(2)	$(12)	$2
Amortization of actuarial loss	1,286	520	(494)	(201)	792	319
Total defined benefit pension plans	1,265	524	(485)	(203)	780	321
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	(70)	—	27	—	(43)
Gain/(loss) activity recognized in other comprehensive income (loss)	—	5	—	(2)	—	3
Total natural gas swap derivatives	—	(65)	—	25	—	(40)
Corn option derivatives
Loss/(gain) reclassified to net income	(211)	(1,212)	82	470	(129)	(742)
Gain/(loss) activity recognized in other comprehensive income (loss)	3,254	2,538	(1,264)	(985)	1,990	1,553
Total corn option derivatives	3,043	1,326	(1,182)	(515)	1,861	811

Foreign currency translation	(41,604)	(71,231)	—	—	(41,604)	(71,231)

Other comprehensive income (loss)	$(37,296)	$(69,446)	$(1,667)	$(693)	$(38,963)	$(70,139)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Defined benefit pension plans
Amortization of prior service cost	$(61)	$12	$29	$(6)	$(32)	$6
Amortization of actuarial loss	3,855	1,559	(1,496)	(603)	2,359	956
Total defined benefit pension plans	3,794	1,571	(1,467)	(609)	2,327	962
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	(427)	—	166	—	(261)
Gain/(loss) activity recognized in other comprehensive income (loss)	—	160	—	(63)	—	97
Total natural gas swap derivatives	—	(267)	—	103	—	(164)
Corn option derivatives
Loss/(gain) reclassified to net income	(792)	(2,536)	307	983	(485)	(1,553)
Gain/(loss) activity recognized in other comprehensive income (loss)	1,731	2,265	(672)	(878)	1,059	1,387
Total corn option derivatives	939	(271)	(365)	105	574	(166)

Foreign currency translation	(131,794)	(57,547)	—	—	(131,794)	(57,547)

Other Comprehensive income (loss)	$(127,061)	$(56,514)	$(1,832)	$(401)	$(128,893)	$(56,915)

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months ended October 3, 2015 and September 27, 2014 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$70	$—	$427	Cost of sales and operating expenses
Corn option derivatives	211	1,212	792	2,536	Cost of sales and operating expenses
	211	1,282	792	2,963	Total before tax
	(82)	(497)	(307)	(1,150)	Income taxes
	129	785	485	1,813	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$21	$(4)	$61	$(12)	(a)
Amortization of actuarial loss	(1,286)	(520)	(3,855)	(1,559)	(a)
	(1,265)	(524)	(3,794)	(1,571)	Total before tax
	485	203	1,467	609	Income taxes
	(780)	(321)	(2,327)	(962)	Net of tax
Total reclassifications	$(651)	$464	$(1,842)	$851	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 9 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of October 3, 2015 as follows (in thousands):

	Nine Months Ended October 3, 2015
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 3, 2015, net of tax	$(140,386)	$76	$(36,750)	$(177,060)
Other comprehensive gain before reclassifications	(131,794)	1,059	—	(130,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(485)	2,327	1,842
Net current-period other comprehensive income	(131,794)	574	2,327	(128,893)
Accumulated Other Comprehensive Income (loss) October 3, 2015, net of tax	(272,180)	$650	$(34,423)	$(305,953)

(9)    Stockholders' Equity

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. As of October 3, 2015, the Company has approximately $94.1 million remaining under the share repurchase program approved in August 2015.

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

Net pension cost for the three and nine months ended October 3, 2015 and September 27, 2014 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$1,633	$1,461	$4,978	$4,447
Interest cost	2,622	3,295	7,907	9,996
Expected return on plan assets	(3,053)	(3,563)	(9,169)	(10,782)
Amortization of prior service cost	(21)	4	(61)	12
Amortization of net loss	1,286	520	3,855	1,559
Net pension cost	$2,467	$1,717	$7,510	$5,232

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at October 3, 2015, the Company expects to contribute approximately $7.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 3, 2015 and September 27, 2014 of approximately $5.0 million and $4.7 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two plans have certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated. The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan. The plan had given a notice of redetermination liability in December 2009. In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan. As a result, the Company reduced its liability to approximately $1.2 million. In fiscal 2010, another under-funded multiemployer plan in which the Company participates gave notification of partial withdrawal liability. As of October 3, 2015, the Company has an accrued liability of approximately $0.7 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(11)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products ("BBP") by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At October 3, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2014 and the first nine months of fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2016. As of October 3, 2015, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of October 3, 2015, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	20,035	Euro	4,850
Brazilian real	39,749	U.S. dollar	10,900
Euro	263,129	U.S. dollar	293,428
Euro	8,939	Polish zloty	38,000
Euro	4,067	Japanese yen	550,220
Euro	32,626	Chinese renminbi	236,524
Euro	8,015	Australian dollar	12,950
Euro	2,669	British pound	1,948
Polish zloty	18,651	Euro	4,439
British pound	73	Euro	100
British pound	130	U.S. dollar	200

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at October 3, 2015 into earnings over the next 12 months will be approximately $1.1 million. As of October 3, 2015, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of October 3, 2015 and January 3, 2015 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	October 3, 2015	January 3, 2015
Corn options	Other current assets	$1,728	$247

Total asset derivatives designated as hedges		$1,728	$247

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$125	$11,559
Heating oil swaps and options	Other current assets	141	353
Corn options and futures	Other current assets	366	69

Total asset derivatives not designated as hedges		$632	$11,981

Total asset derivatives		$2,360	$12,228

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	October 3, 2015	January 3, 2015
Corn options	Accrued expenses	$45	$—

Total liability derivatives designated as hedges		$45	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$4,717	$2,019
Heating oil swaps and options	Accrued expenses	327	993
Corn options and futures	Accrued expenses	115	3

Total liability derivatives not designated as hedges		$5,159	$3,015

Total liability derivatives		$5,204	$3,015

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended October 3, 2015 and September 27, 2014 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014
Corn options	$3,254	$2,538	$211	$1,212	$1,206	$22
Natural gas swaps	—	5	—	70	—	4

Total	$3,254	$2,543	$211	$1,282	$1,206	$26

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $3.3 million and approximately $2.5 million recorded net of taxes of approximately $1.3 million and $1.0 million as of October 3, 2015 and September 27, 2014, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended October 3, 2015 and September 27, 2014 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014
Corn options	$1,731	$2,265	$792	$2,536	$479	$2
Natural gas swaps	—	160	—	427	—	(1)

Total	$1,731	$2,425	$792	$2,963	$479	$1

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $1.7 million and approximately $2.4 million recorded net of taxes of approximately $0.7 million and less than $0.9 million as of October 3, 2015 and September 27, 2014, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Foreign Exchange	Foreign currency loss/(gain)	$4,081	$(20,176)	$(20,750)	$(7,878)
Foreign Exchange	Cost of sales and operating expenses	—	—	1	(1)
Foreign Exchange	Selling, general and administrative expense	(138)	(2,349)	(1,594)	(2,607)
Corn options and futures	Net sales	(95)	—	(25)	—
Corn options and futures	Cost of sales and operating expenses	(1,516)	(117)	(1,138)	(39)
Heating Oil swaps and options	Cost of sales and operating expenses	11	181	141	163
Total		$2,343	$(22,461)	$(23,365)	$(10,362)

At October 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $9.0 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(12)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of October 3, 2015 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 3, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$2,360	$—	$2,360	$—
Total Assets	$2,360	$—	$2,360	$—

Liabilities:
Derivative instruments	$5,204	$—	$5,204	$—
5.375% Senior notes	486,250	—	486,250	—
4.75% Senior notes	531,611	—	531,611	—
Term loan A	286,589	—	286,589	—
Term loan B	591,724	—	591,724	—
Revolver debt	45,172	—	45,172	—
Total Liabilities	$1,946,550	$—	$1,946,550	$—

		Fair Value Measurements at January 3, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$12,228	$—	$12,228	$—
Total Assets	$12,228	$—	$12,228	$—

Liabilities:
Derivative instruments	$3,015	$—	$3,015	$—
5.375% Senior notes	493,750	—	493,750	—
4.75% Senior notes	—	—	—	—
Term loan A	310,600	—	310,600	—
Term loan B	1,198,546	—	1,198,546	—
Revolver debt	100,335	—	100,335	—
Total Liabilities	$2,106,246	$—	$2,106,246	$—

Derivative assets consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 11 (Derivatives) for breakdown by instrument type.

Derivative liabilities consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 11 (Derivatives) for breakdown by instrument type.

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

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from third-party banks.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters. At October 3, 2015 and January 3, 2015, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $57.1 million and $56.8 million, respectively.  The Company has insurance recovery receivables of approximately $11.4 million as of October 3, 2015 and January 3, 2015, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Net Sales	$525,213	$269,230	$59,319	$—	$853,762
Cost of sales and operating expenses	409,030	214,406	47,885	—	671,321
Gross Margin	116,183	54,824	11,434	—	182,441

Selling, general and administrative expense	39,718	26,118	4,459	4,731	75,026
Acquisition and integration costs	—	—	—	1,280	1,280
Depreciation and amortization	40,846	17,144	6,729	2,608	67,327
Segment operating income/ (loss)	35,619	11,562	246	(8,619)	38,808

Equity in net income of unconsolidated subsidiaries	309	—	(12,330)	—	(12,021)
Segment income/(loss)	35,928	11,562	(12,084)	(8,619)	26,787

Total other expense					(26,285)
Income before income taxes					$502

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2014
Net Sales	$607,271	$301,398	$69,996	$—	$978,665
Cost of sales and operating expenses	474,731	237,209	52,194	27	764,161
Gross Margin	132,540	64,189	17,802	(27)	214,504

Selling, general and administrative expense	48,422	31,640	6,258	8,757	95,077
Acquisition and integration costs	—	—	—	2,191	2,191
Depreciation and amortization	37,720	18,503	8,780	2,308	67,311
Segment operating income/ (loss)	46,398	14,046	2,764	(13,283)	49,925

Equity in net income of unconsolidated subsidiaries	426	—	(1,481)	—	(1,055)
Segment income/(loss)	46,824	14,046	1,283	(13,283)	48,870

Total other expense					(21,780)
Income before income taxes					$27,090

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Net Sales	$1,602,141	$822,741	$162,889	$—	$2,587,771
Cost of sales and operating expenses	1,237,936	654,233	131,949	—	2,024,118
Gross Margin	364,205	168,508	30,940	—	563,653

Selling, general and administrative expense	136,397	79,461	6,204	23,889	245,951
Acquisition and integration costs	—	—	—	7,807	7,807
Depreciation and amortization	121,386	51,126	19,959	7,499	199,970
Segment operating income/(loss)	106,422	37,921	4,777	(39,195)	109,925

Equity in net income of unconsolidated subsidiaries	1,128	—	(10,785)	—	(9,657)
Segment income/(loss)	107,550	37,921	(6,008)	(39,195)	100,268

Total other expense					(86,225)
Income before income taxes					$14,043

Segment assets at October 3, 2015	$2,504,512	$1,537,640	$590,567	$215,657	$4,848,376

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2014
Net Sales	$1,815,487	$926,304	$214,449	$—	$2,956,240
Cost of sales and operating expenses	1,391,347	770,832	166,693	—	2,328,872
Gross Margin	424,140	155,472	47,756	—	627,368

Selling, general and administrative expense	149,359	86,683	15,429	28,269	279,740
Acquisition and integration costs	—	—	—	22,304	22,304
Depreciation and amortization	116,145	55,572	21,976	6,785	200,478
Segment operating income/(loss)	158,636	13,217	10,351	(57,358)	124,846

Equity in net income of unconsolidated subsidiaries	1,390	—	4,672	—	6,062
Segment income/(loss)	160,026	13,217	15,023	(57,358)	130,908

Total other expense					(123,036)
Income before income taxes					$7,872

Segment assets at January 3, 2015	$2,667,369	$1,734,387	$693,921	$75,036	$5,170,713

(15)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended October 3, 2015 and September 27, 2014, the Company has recorded sales to the DGD Joint Venture of approximately $42.8 million and $29.0 million, respectively. For the nine months ended October 3, 2015 and September 27, 2014, the Company has recorded sales to the DGD Joint Venture of approximately $125.8 million and $112.6 million, respectively. At October 3, 2015 and January 3, 2015, the Company has $14.2 million and $6.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.1 million of additional sales for the three months ended October 3, 2015 to defer the Company's portion of profit of approximately $0.9 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at October 3, 2015.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2015, unless extended by agreement of the parties. During the first nine months of fiscal 2015, Opco borrowed and repaid $3.5 million plus an insignificant amount of interest to Darling Green. As of October 3, 2015, no amounts are owed to Darling Green under the DGD Loan Agreement.

(16)    New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU amends Topic 805, Business Combinations. This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. This ASU requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU amends Topic 330, Inventory. The ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost and net realizable value. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

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

(17)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 6) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of October 3, 2015 and January 3, 2015, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and nine months ended October 3, 2015 and September 27, 2014. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,309	$1,873	$145,704	$—	$148,886
Restricted cash	103	—	231	—	334
Accounts receivable	349,668	100,474	311,001	(382,050)	379,093
Inventories	12,799	108,433	245,543	—	366,775
Income taxes refundable	22,693	—	2,243	—	24,936
Prepaid expenses	15,893	2,178	29,015	—	47,086
Other current assets	2,983	(8)	19,108	(13,365)	8,718
Deferred income taxes	25,776	—	4,019	—	29,795
Total current assets	431,224	212,950	756,864	(395,415)	1,005,623
Investment in subsidiaries	3,865,014	1,126,082	837,604	(5,828,700)	—
Property, plant and equipment, net	214,980	472,863	828,755	—	1,516,598
Intangible assets, net	18,816	336,054	460,859	—	815,729
Goodwill	21,860	549,690	682,143	—	1,253,693
Investment in unconsolidated subsidiaries	—	—	165,137	—	165,137
Other assets	57,898	524,806	334,980	(842,161)	75,523
Deferred taxes	—	—	16,073	—	16,073
	$4,609,792	$3,222,445	$4,082,415	$(7,066,276)	$4,848,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,933	$—	$40,398	$(13,365)	$47,966
Accounts payable	34,774	369,068	106,581	(354,874)	155,549
Income taxes payable	3,274	373	7,594	—	11,241
Accrued expenses	64,500	27,616	173,794	(27,176)	238,734
Deferred income taxes	—	—	1,864	—	1,864
Total current liabilities	123,481	397,057	330,231	(395,415)	455,354
Long-term debt, net of current portion	1,285,119	—	1,533,454	(842,161)	1,976,412
Other noncurrent liabilities	52,399	2,144	51,240	—	105,783
Deferred income taxes	182,018	—	211,936	—	393,954
Total liabilities	1,643,017	399,201	2,126,861	(1,237,576)	2,931,503
Total stockholders’ equity	2,966,775	2,823,244	1,955,554	(5,828,700)	1,916,873
	$4,609,792	$3,222,445	$4,082,415	$(7,066,276)	$4,848,376

Condensed Consolidating Balance Sheet
As of January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,447	$14,460	$83,877	$—	$108,784
Restricted cash	103	—	240	—	343
Accounts receivable	30,237	604,486	320,040	(544,984)	409,779
Inventories	19,762	93,253	288,598	—	401,613
Income taxes refundable	18,647	—	3,493	—	22,140
Prepaid expenses	11,513	1,792	31,324	—	44,629
Other current assets	1,894	14	206,338	(186,922)	21,324
Deferred income taxes	42,497	—	2,504	—	45,001
Total current assets	135,100	714,005	936,414	(731,906)	1,053,613
Investment in subsidiaries	3,874,466	1,096,541	837,605	(5,808,612)	—
Property, plant and equipment, net	205,895	445,301	922,920	—	1,574,116
Intangible assets, net	21,903	366,315	544,195	—	932,413
Goodwill	21,860	549,950	748,609	—	1,320,419
Investment in unconsolidated subsidiary	—	—	202,712	—	202,712
Other assets	56,404	575,656	538,460	(1,099,511)	71,009
Deferred income taxes	—	—	16,431	—	16,431
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,017	$55	$225,252	$(186,923)	$54,401
Accounts payable	540,784	11,349	127,994	(511,609)	168,518
Income taxes payable	—	—	4,363	—	4,363
Accrued expenses	88,840	34,842	165,812	(33,375)	256,119
Deferred income taxes	—	—	642	—	642
Total current liabilities	645,641	46,246	524,063	(731,907)	484,043
Long-term debt, net of current portion	1,334,556	—	1,862,994	(1,099,511)	2,098,039
Other noncurrent liabilities	56,849	1,979	55,872	—	114,700
Deferred income taxes	176,745	—	246,052	—	422,797
Total liabilities	2,213,791	48,225	2,688,981	(1,831,418)	3,119,579
Total stockholders’ equity	2,101,837	3,699,543	2,058,365	(5,808,611)	2,051,134
	$4,315,628	$3,747,768	$4,747,346	$(7,640,029)	$5,170,713

Condensed Consolidating Statements of Operations
For the three months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$122,670	$341,936	$437,905	$(48,749)	$853,762
Cost and expenses:
Cost of sales and operating expenses	92,188	282,218	345,664	(48,749)	671,321
Selling, general and administrative expenses	23,651	14,285	37,090	—	75,026
Acquisition and integration costs	764	—	516	—	1,280
Depreciation and amortization	8,074	24,409	34,844	—	67,327
Total costs and expenses	124,677	320,912	418,114	(48,749)	814,954
Operating income/(loss)	(2,007)	21,024	19,791	—	38,808

Interest expense	(15,339)	4,635	(14,124)	—	(24,828)
Foreign currency gains/(losses)	1	(561)	(1,901)	—	(2,461)
Other, net	(1,282)	1,488	798	—	1,004
Equity in net income/(loss) of unconsolidated subsidiaries	—	—	(12,021)	—	(12,021)
Earnings in investments in subsidiaries	(45,361)	—	—	45,361	—
Income/(loss) before taxes	(63,988)	26,586	(7,457)	45,361	502
Income taxes (benefit)	(54,901)	67,707	(4,947)	—	7,859
Net (income)/loss attributable to noncontrolling interests	—	—	(1,730)	—	(1,730)
Net income/(loss) attributable to Darling	$(9,087)	$(41,121)	$(4,240)	$45,361	$(9,087)

Condensed Consolidating Statements of Operations
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$369,734	$1,045,673	$1,323,884	$(151,520)	$2,587,771
Cost and expenses:
Cost of sales and operating expenses	285,125	845,594	1,044,919	(151,520)	2,024,118
Selling, general and administrative expenses	91,905	42,322	111,724	—	245,951
Acquisition and integration costs	3,340	—	4,467	—	7,807
Depreciation and amortization	24,228	71,841	103,901	—	199,970
Total costs and expenses	404,598	959,757	1,265,011	(151,520)	2,477,846
Operating income/(loss)	(34,864)	85,916	58,873	—	109,925

Interest expense	(45,568)	14,334	(50,988)	—	(82,222)
Foreign currency gains/(losses)	(8)	(958)	(2,333)	—	(3,299)
Other, net	(3,687)	1,117	1,866	—	(704)
Equity in net income of unconsolidated subsidiaries	—	—	(9,657)	—	(9,657)
Earnings in investments in subsidiaries	(9,468)	—	—	9,468	—
Income/(loss) before taxes	(93,595)	100,409	(2,239)	9,468	14,043
Income taxes (benefit)	(87,697)	104,670	(2,334)	—	14,639
Net income/(loss) attributable to noncontrolling interests	—	—	(5,302)	—	(5,302)
Net income/(loss) attributable to Darling	$(5,898)	$(4,261)	$(5,207)	$9,468	$(5,898)

Condensed Consolidating Statements of Operations
For the three months ended September 27, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$122,289	$410,010	$510,474	$(64,108)	$978,665
Cost and expenses:
Cost of sales and operating expenses	91,532	340,061	396,676	(64,108)	764,161
Selling, general and administrative expenses	32,520	13,945	48,612	—	95,077
Acquisition and integration costs	1,291	—	900	—	2,191
Depreciation and amortization	7,303	19,693	40,315	—	67,311
Total costs and expenses	132,646	373,699	486,503	(64,108)	928,740
Operating income/(loss)	(10,357)	36,311	23,971	—	49,925

Interest expense	(15,603)	5,104	(14,675)	(181)	(25,355)
Foreign currency gains/(losses)	(28)	(501)	2,051	—	1,522
Other, net	301	447	1,124	181	2,053
Equity in net income of unconsolidated subsidiaries	—	—	(1,055)	—	(1,055)
Earnings in investments in subsidiaries	10,216	—	—	(10,216)	—
Income/(loss) before taxes	(15,471)	41,361	11,416	(10,216)	27,090
Income taxes (benefit)	(29,789)	40,290	635	—	11,136
Net (income)/loss attributable to noncontrolling interests	—	—	(1,636)	—	(1,636)
Net income/(loss) attributable to Darling	$14,318	$1,071	$9,145	$(10,216)	$14,318

Condensed Consolidating Statements of Operations
For the nine months ended September 27, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$424,943	$1,227,098	$1,530,258	$(226,059)	$2,956,240
Cost and expenses:
Cost of sales and operating expenses	313,096	1,000,311	1,241,524	(226,059)	2,328,872
Selling, general and administrative expenses	104,980	42,713	132,047	—	279,740
Acquisition costs	18,298	—	4,006	—	22,304
Depreciation and amortization	22,451	58,216	119,811	—	200,478
Total costs and expenses	458,825	1,101,240	1,497,388	(226,059)	2,831,394
Operating income/(loss)	(33,882)	125,858	32,870	—	124,846

Interest expense	(81,338)	15,659	(44,923)	(181)	(110,783)
Foreign currency gains/(losses)	(12,256)	(265)	240	—	(12,281)
Other, net	(2,418)	(123)	2,388	181	28
Equity in net loss of unconsolidated subsidiaries	—	—	6,062	—	6,062
Earnings in investments in subsidiaries	79,265	—	—	(79,265)	—
Income/(loss) before taxes	(50,629)	141,129	(3,363)	(79,265)	7,872
Income taxes	(44,901)	54,758	(1,508)	—	8,349
Net (income)/loss attributable to noncontrolling interests	—	—	(5,251)	—	(5,251)
Net income/(loss)	$(5,728)	$86,371	$(7,106)	$(79,265)	$(5,728)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(7,357)	$(41,121)	$(4,240)	$45,361	$(7,357)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(41,604)	—	(41,604)
Pension adjustments	730	—	50	—	780
Corn option derivative adjustments	1,861	—	—	—	1,861
Total other comprehensive income, net of tax	2,591	—	(41,554)	—	(38,963)
Total comprehensive income/(loss)	(4,766)	(41,121)	(45,794)	45,361	(46,320)
Total comprehensive income attributable to noncontrolling interest	—	—	39	—	39
Total comprehensive income/(loss) attributable to Darling	$(4,766)	$(41,121)	$(45,833)	$45,361	$(46,359)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(596)	$(4,261)	$(5,207)	$9,468	$(596)
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	(131,794)	—	(131,794)
Pension adjustments	2,188	—	139	—	2,327
Corn option derivative adjustments	574	—	—	—	574
Total other comprehensive income, net of tax	2,762	—	(131,655)	—	(128,893)
Total comprehensive income/(loss)	2,166	(4,261)	(136,862)	9,468	(129,489)
Total comprehensive income attributable to noncontrolling interest	—	—	7,929	—	7,929
Total comprehensive income/(loss) attributable to Darling	$2,166	$(4,261)	$(144,791)	$9,468	$(137,418)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended September 27, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$15,954	$1,071	$9,145	$(10,216)	$15,954
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(71,231)	—	(71,231)
Pension adjustments	321	—	—	—	321
Natural gas swap derivative adjustments	(40)	—	—	—	(40)
Corn option derivative adjustments	811	—	—	—	811
Total other comprehensive income, net of tax	1,092	—	(71,231)	—	(70,139)
Total comprehensive income/(loss)	17,046	1,071	(62,086)	(10,216)	(54,185)
Total comprehensive income attributable to noncontrolling interest	—	—	4,985	—	4,985
Total comprehensive income/(loss) attributable to Darling	$17,046	$1,071	$(67,071)	$(10,216)	$(59,170)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the nine months ended September 27, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(477)	$86,371	$(7,106)	$(79,265)	$(477)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(57,547)	—	(57,547)
Pension adjustments	962	—	—	—	962
Natural gas swap derivative adjustments	(164)	—	—	—	(164)
Corn option derivative adjustments	(166)	—	—	—	(166)
Total other comprehensive income, net of tax	632	—	(57,547)	—	(56,915)
Total comprehensive income/(loss)	155	86,371	(64,653)	(79,265)	(57,392)
Total comprehensive income attributable to noncontrolling interest	—	—	8,095	—	8,095
Total comprehensive income/(loss) attributable to Darling	$155	$86,371	$(72,748)	$(79,265)	$(65,487)

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$(596)	$(4,261)	$(5,207)	$9,468	$(596)
Earnings in investments in subsidiaries	9,468	—	—	(9,468)	—
Other operating cash flows	74,837	39,901	182,512	—	297,250
Net cash provided by operating activities	83,709	35,640	177,305	—	296,654

Cash flows from investing activities:
Capital expenditures	(28,830)	(70,947)	(62,487)	—	(162,264)
Acquisitions	—	—	—	—	—
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	707	807	959	—	2,473
Proceeds from insurance settlements	71	490	—	—	561
Payments related to routes and other intangibles	—	—	(2,939)	—	(2,939)
Net cash used in investing activities	(28,072)	(48,172)	(85,945)	20	(162,169)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	586,199	—	586,199
Payments on long-term debt	(12,092)	(55)	(583,725)	—	(595,872)
Borrowings from revolving facilities	25,000	—	53,244	—	78,244
Payments on revolving facilities	(60,000)	—	(70,876)	—	(130,876)
Net cash overdraft financing	—	—	(1,261)	—	(1,261)
Deferred loan costs	(7,104)	—	(10,015)	—	(17,119)
Issuances of common stock	171	—	—	—	171
Repurchase of treasury stock	(5,912)	—	—	—	(5,912)
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,838)	—	—	—	(4,838)
Excess tax benefits from stock-based compensation	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(2,820)	—	(2,820)
Net cash used in financing activities	(64,775)	(55)	(29,234)	(20)	(94,084)

Effect of exchange rate changes on cash	—	—	(299)	—	(299)

Net increase/(decrease) in cash and cash equivalents	(9,138)	(12,587)	61,827	—	40,102
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$1,309	$1,873	$145,704	$—	$148,886

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 27, 2014
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$(477)	$86,371	$(7,106)	$(79,265)	$(477)
Earnings in investments in subsidiaries	(79,265)	—	—	79,265	—
Other operating cash flows	123,484	(11,109)	67,399	—	179,774
Net cash provided by operating activities	43,742	75,262	60,293	—	179,297

Cash flows from investing activities:
Capital expenditures	(29,915)	(60,391)	(63,678)	—	(153,984)
Acquisitions	—	(645)	(2,075,006)	—	(2,075,651)
Investment in subsidiaries and affiliates	(1,483,007)	(1,428,542)	(440,615)	3,352,164	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,421	602	787	—	2,810
Proceeds from insurance settlements	1,350	200	—	—	1,550
Payments related to routes and other intangibles	(8,210)	—	—	—	(8,210)
Net cash used in investing activities	(1,518,361)	(1,692,850)	(2,374,438)	3,352,164	(2,233,485)

Cash flows from financing activities:
Proceeds for long-term debt	1,100,000	—	736,917	—	1,836,917
Payments on long-term debt	(256,500)	(65)	(54,208)	—	(310,773)
Borrowings from revolving credit facility	122,445	—	47,698	—	170,143
Payments on revolving credit facility	(227,445)	—	(49,809)	—	(277,254)
Net cash overdraft financing	—	—	933	—	933
Deferred loan costs	(41,748)	—	(3,475)	—	(45,223)
Issuances of common stock	417	—	—	—	417
Contributions from parent	—	1,632,616	1,719,548	(3,352,164)	—
Minimum withholding taxes paid on stock awards	(6,814)	—	—	—	(6,814)
Excess tax benefits from stock-based compensation	1,451	—	—	—	1,451
Net cash used in financing activities	691,806	1,632,551	2,397,604	(3,352,164)	1,369,797

Effect of exchange rate changes on cash	—	—	6,961	—	6,961

Net increase/(decrease) in cash and cash equivalents	(782,813)	14,963	90,420	—	(677,430)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$74,454	$21,080	$97,893	$—	$193,427

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

On January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V. (“VION”) by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the "VION Companies"), as described in Notes 1 and 3 to the Company’s Consolidated Financial Statements for the period ended October 3, 2015 included herein, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay ("Rothsay"), a division of Maple Leaf Foods, Inc. ("MFI"), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the "Rothsay Acquisition"). As a result of the VION Acquisition and the Rothsay Acquisition, the Company’s business is now conducted through a global network of over 200 locations across five continents.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 5 to the Company's Consolidated Financial Statement for the period ended October 3, 2015 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

In December 2014, an H5 strain of Highly Pathogenic Avian Influenza (“Bird Flu”) was reported on commercial poultry farms in Western Canada and backyard flocks in the Northwestern U.S. This same H5 strain was subsequently reported on commercial turkey farms in California in January 2015. Since these initial reports that the disease had reached the U.S., migratory birds have been blamed for spreading this and two additional H5 strains among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. As of the date of this report, the disease had spread to commercial and backyard poultry flocks in 15 states in the U.S., although no new confirmed cases have been reported since June 17, 2015. To date, there have been no reports of humans contracting any of these H5 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. The response plans followed by APHIS in the U.S. to control outbreaks and prevent the spread of Bird Flu include, among other procedures, restricting the movement of poultry and poultry products into or out of the site of infection, using humane methods to depopulate the infected flock or farm and disposal of the euthanized birds on-site to avoid transporting infected material outside the established quarantine zone. The Company is continuing to monitor this situation as this virus is seasonal and could reoccur during the winter months. As of the date of this report, this outbreak has not had a significant impact on the Company's operations or financial performance; however, any disease that is linked to animals and has a negative impact on meat or poultry consumption or animal production in any jurisdiction in which the Company operates could have a material negative impact on the volume of raw materials available to the Company or the demand for the Company's finished products. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operation, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

On September 17, 2015, the FDA published two final rules required under the Food Safety Modernization Act (“FSMA”). Both rules are intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. Each rule also specifies time-lines, based on firm size, for facilities to implement certain new requirements for facilities manufacturing animal food or human food. With respect to animal food, Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals; Final Rule (“Animal Food FSMA”) amends some current regulations and establishes 21 C.F.R. Part 507, which includes new requirements for the manufacturing, processing, packing and holding of food for animals by registered food facilities. Among other provisions, the Animal Food FSMA creates new Current Good Manufacturing Practices (“CGMP”) that cover areas of animal food production such as personnel training, facility maintenance, pest control, sanitation and contamination. Large firms, such as Darling, must implement the CGMP portion of the Animal Food FSMA before September 19, 2016. The Animal Food FSMA also requires that certain domestic and foreign facilities maintain a food safety system that includes an analysis of hazards and risk based preventive controls (“PC”). Specifically, animal food facilities must develop a written food safety plan that addresses all animal foods the facility manufactures, processes, packs or holds and includes a written hazard analysis, PC to mitigate hazards requiring such control and procedures to monitor the implementation, corrective actions and verification the PC is controlling those hazards requiring such control. Furthermore, the food safety plan must include a supply-chain program and recall plan. Darling must implement the PC and associated components of a food safety plan at its animal food facilities before September 19, 2017. With respect to human food, Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food; Final Rule (“Human Food FSMA”) includes minor revisions to update current CGMP requirements and creates new requirements in 21 C.F.R. part 117 for the production of human food by registered food facilities. Such new requirements specified in the Human Food FSMA include, among other provisions, development of a food safety plan that addresses all foods that the facility manufactures, processes, packs or holds. Such a food safety plan must include a written hazard analysis, risk-based PC to mitigate hazards in the human food and procedures for monitoring the implementation of the PC, corrective actions and procedures to verify the PC are effective. A supply-chain program and recall plan must also be included in the food safety plan for human food. Large firms, including Darling, are required to comply with most sections of the Human Food FSMA by September 19, 2016. Additionally, the Animal Food FSMA and the Human Food FSMA each require the designation at each facility of a “preventive controls qualified individual”, which is defined as a trained individual who is responsible for the food safety plan, including PC validation and reviews of the PC for effectiveness. The Company has followed the FSMA throughout its legislative and rulemaking history and, based on previously published animal food and human food proposed rules, has implemented CGMP, PC and other procedures, which are being reviewed to determine if they comply to the applicable final Animal Food FSMA or Human Food FSMA. Such rulemaking could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements these final rules or promulgates other new regulations provided for by the FSMA. For a more detailed discussion of the legislative history of the FSMA and its potential impact on the Company’s business and results of operation, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Results of Operations

Three Months Ended October 3, 2015 Compared to Three Months Ended September 27, 2014

Net loss attributable to Darling for the three months ended October 3, 2015, was $(9.1) million, or $(0.06) per diluted share, as compared to a net income of $14.3 million, or $0.09 per diluted share, in the three months ended September 27, 2014. The results for the three months ended October 3, 2015 and September 27, 2014, respectively include the following after-tax costs:

Fiscal 2015

•
$0.4 million ($0.00 per diluted share) associated with the integration of VION Ingredients and Rothsay and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients; and

Fiscal 2014

•	$1.3 million ($0.01 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period.

When excluding the impact of the above net of tax amounts, net income/(loss) and diluted earnings/(loss) per common share would have been $(8.7) million and $(0.06) per diluted share, respectively, for the three months ended October 3, 2015, as compared to $15.6 million and $0.10 per share, respectively, for the three months ended September 27, 2014. When comparing the three months ended October 3, 2015 to the three months ended September 27, 2014, this would have resulted in a $24.3 million decrease in net income. This decrease is attributable to the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar and the impact of tax expense, which includes discrete items that do not have a direct relationship with pre-tax earnings and a deferred tax asset write-down in a foreign jurisdiction, which were partially offset by an increase in raw material volumes and improvements in operations.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at October 3, 2015.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture.

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

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	October 3, 2015	September 27, 2014
Net income/(loss) attributable to Darling	$(9,087)	$14,318
Depreciation and amortization	67,327	67,311
Interest expense	24,828	25,355
Income tax expense/(benefit)	7,859	11,136
Foreign currency loss/(gain)	2,461	(1,522)
Other expense/(income), net	(1,004)	(2,053)
Equity in net (income)/loss of unconsolidated subsidiaries	12,021	1,055
Net (loss)/income attributable to noncontrolling interests	1,730	1,636
Adjusted EBITDA	$106,135	$117,236

Acquisition and integration-related expenses	1,280	2,191
Pro forma Adjusted EBITDA (Non-GAAP)	$107,415	$119,427

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$(8,309)	$2,907

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the three months ended October 3, 2015, the Company generated Adjusted EBITDA of $106.1 million, as compared to $117.2 million in the same period in fiscal 2014. The decrease was primarily attributable to lower finished product prices attributable to lower global competing ingredient prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes. On a Pro forma Adjusted EBITDA basis, the Company would have generated $107.4 million in the three months ended October 3, 2015, as compared to a Pro forma Adjusted EBITDA of $119.4 million in the same period in 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices (see table below), the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, lower acquisition and integration-related expense, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the three months ended October 3, 2015 would have been $118.0 million when taking into consideration the change in average foreign currency fluctuations of $10.6 million, as compared to $119.4 million for the same period in fiscal 2014, a reduction of $1.4 million.

	Three Months Ended
(dollars in thousands)	October 3, 2015	July 4, 2015
Net income/(loss) attributable to Darling	$(9,087)	$3,080
Depreciation and amortization	67,327	66,245
Interest expense	24,828	34,285
Income tax expense/(benefit)	7,859	4,665
Foreign currency loss/(gain)	2,461	(1,622)
Other expense/(income), net	(1,004)	1,199
Equity in net (income)/loss of unconsolidated subsidiaries	12,021	(4,172)
Net (loss)/income attributable to noncontrolling interests	1,730	1,857
Adjusted EBITDA	$106,135	$105,537

Acquisition and integration-related expenses	1,280	1,208
Pro forma Adjusted EBITDA (Non-GAAP)	$107,415	$106,745

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$(8,309)	$7,909

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

On a sequential basis, for the three months ended October 3, 2015, the Company generated Adjusted EBITDA of $106.1 million, as compared to $105.5 million for the three months ended July 4, 2015. On a Pro forma Adjusted EBITDA basis, the Company would have generated $107.4 million in the three months ended October 3, 2015, as compared to a Pro forma Adjusted EBITDA of $106.7 million in the three months ended July 4, 2015. On a sequential basis, Pro Forma Adjusted EBITDA increased by approximately $0.7 million.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the three months ended October 3, 2015 would have been $107.6 million when taking into consideration the change in average foreign currency fluctuations of $0.2 million, as compared to $106.7 million for the three months ended July 4, 2015, an increase of $0.9 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the "Jacobsen"), an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal ("FM")), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During the third quarter of fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for the third quarter of fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for the third quarter of fiscal 2014 follow:

	Avg. Price 3rd Quarter 2015	Avg. Price 3rd Quarter 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 354.91/ton	$ 473.87/ton	$ (118.96)/ton	(25.1)%
Feed Grade PM (Mid-South)	$ 391.55/ton	$ 605.05/ton	$ (213.50)/ton	(35.3)%
Pet Food PM (Mid-South)	$ 532.45/ton	$ 802.98/ton	$ (270.53)/ton	(33.7)%
Feathermeal (Mid-South)	$ 499.12/ton	$ 703.91/ton	$ (204.79)/ton	(29.1)%
BFT (Chicago)	$ 29.42/cwt	$ 38.48/cwt	$ (9.06)/cwt	(23.5)%
YG (Illinois)	$ 21.48/cwt	$ 29.01/cwt	$ (7.53)/cwt	(26.0)%
Corn (Illinois)	$ 3.91/bushel	$ 3.78/bushel	$ 0.13/bushel	3.4%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 558.00/ton	$ 737.00/ton	$ (179.00)/ton	(24.3)%
Soy meal (CIF Rotterdam)	$ 380.00/ton	$ 479.00/ton	$ (99.00)/ton	(20.7)%

The following table shows the average Jacobsen and Thomson Reuters prices for the third quarter of fiscal 2015, compared to the average Jacobsen and Thomson Reuters prices for the second quarter of fiscal 2015.

	Avg. Price 3rd Quarter 2015	Avg. Price 2nd Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 354.91/ton	$ 348.88/ton	$ 6.03/ton	1.7%
Feed Grade PM (Mid-South)	$ 391.55/ton	$ 426.94/ton	$ (35.39)/ton	(8.3)%
Pet Food PM (Mid-South)	$ 532.45/ton	$ 521.50/ton	$ 10.95/ton	2.1%
Feathermeal (Mid-South)	$ 499.12/ton	$ 499.13/ton	$ (0.01)/ton	—%
BFT (Chicago)	$ 29.42/cwt	$ 29.18/cwt	$ 0.24/cwt	0.8%
YG (Illinois)	$ 21.48/cwt	$ 23.24/cwt	$ (1.76)/cwt	(7.6)%
Corn (Illinois)	$ 3.91/bushel	$ 3.80/bushel	$ 0.11/bushel	2.9%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 558.00/ton	$ 650.00/ton	$ (92.00)/ton	(14.2)%
Soy meal (CIF Rotterdam)	$ 380.00/ton	$ 396.00/ton	$ (16.00)/ton	(4.0)%

During the three months ended October 3, 2015 net sales for the Feed Ingredients segment were $525.2 million as compared to $607.3 million during the three months ended September 27, 2014, a decrease of approximately $82.1 million. Fat net sales were approximately $136.1 million and $171.8 million of net sales for the three months ended October 3, 2015 and September 27, 2014, respectively, used cooking oil net sales were approximately $39.6 million and $39.7 million of net sale for the three months ended October 3, 2015 and September 27, 2014, respectively, protein net sales were approximately $210.1 million and $249.6 million of net sales for the three months ended October 3, 2015 and September 27, 2014, respectively, bakery net sales were approximately $55.9 million and $54.1 million of net sales for the three months ended October 3, 2015 and September 27, 2014, respectively, and other sales were approximately $83.5 million and $92.1 million for the three months ended October 3, 2015 and September 27, 2014, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Used Cooking Oil	Proteins	Bakery	Other	Total
Net sales three months ended September 27, 2014	$171.8	$39.7	$249.6	$54.1	$92.1	$607.3
Increase in sales volumes	11.7	3.0	14.7	7.4	—	36.8
Decrease in finished good prices	(41.2)	(2.5)	(36.6)	(5.6)	—	(85.9)
Decrease due to currency exchange rates	(6.2)	(0.6)	(17.6)	—	(8.4)	(32.8)
Other change	—	—	—	—	(0.2)	(0.2)
Total change	(35.7)	(0.1)	(39.5)	1.8	(8.6)	(82.1)
Net sales three months ended October 3, 2015	$136.1	$39.6	$210.1	$55.9	$83.5	$525.2

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Three Months Ended
(dollars in millions, except earnings per share)	October 3, 2015	September 27, 2014
Net income/(loss) attributable to Darling	$(9.1)	$14.3
Adjusted for acquisition related items (a)
Acquisition and integration costs	0.4	1.3
Amortization of intangibles	7.1	11.4
Adjusted income attributable to Darling (Non-GAAP)	$(1.6)	$27.0

Weighted average shares of common stock outstanding	165,195	164,957

Diluted earnings per share, as reported	$(0.06)	$0.09

Acquisition and integration costs	—	0.01
Amortization of intangibles	0.04	0.07
Adjusted diluted earnings per share attributable to Darling (Non-GAAP)	$(0.02)	$0.17

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for discrete items in fiscal 2015 and fiscal 2014. The effective tax rate used for calculating Non-GAAP Adjusted EPS in the above table for the three months ended October 3, 2015 and September 27, 2014 was 65.7% and 42.0%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the three months ended October 3, 2015 was $38.8 million, which reflects a decrease of $11.1 million as compared to the three months ended September 27, 2014. Adjusting the three months ended September 27, 2014 for the net change between the acquisition and integration costs in the three months ended October 3, 2015 as compared to the three months ended September 27, 2014, operating income would have been $50.8 million in the three months ended September 27, 2014.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Net Sales	$525,213	$269,230	$59,319	$—	$853,762
Cost of sales and operating expenses	409,030	214,406	47,885	—	671,321
Gross Margin	116,183	54,824	11,434	—	182,441

Selling, general and administrative expense	39,718	26,118	4,459	4,731	75,026
Acquisition and integration costs	—	—	—	1,280	1,280
Depreciation and amortization	40,846	17,144	6,729	2,608	67,327
Segment operating income/(loss)	35,619	11,562	246	(8,619)	38,808

Equity in net income of unconsolidated subsidiaries	309	—	(12,330)	—	(12,021)
Segment income/(loss)	35,928	11,562	(12,084)	(8,619)	26,787

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2014
Net Sales	$607,271	$301,398	$69,996	$—	$978,665
Cost of sales and operating expenses	474,731	237,209	52,194	27	764,161
Gross Margin	132,540	64,189	17,802	(27)	214,504

Selling, general and administrative expense	48,422	31,640	6,258	8,757	95,077
Acquisition and integration costs	—	—	—	2,191	2,191
Depreciation and amortization	37,720	18,503	8,780	2,308	67,311
Segment operating income/(loss)	46,398	14,046	2,764	(13,283)	49,925

Equity in net income of unconsolidated subsidiaries	426	—	(1,481)	—	(1,055)
Segment income/(loss)	46,824	14,046	1,283	(13,283)	48,870

Feed Ingredients operating income for the three months ended October 3, 2015 was $35.6 million, a decrease of $10.8 million as compared to the three months ended September 27, 2014. Lower earnings for the Feed Ingredients segment were due to significant decline in proteins, fats and used cooking oil finished product prices as a result of the global record-setting grain production and increased volumes from the slaughter industry which increased supply above demand levels. In the United States operations, lower earnings were related primarily to lower prices in proteins, fats and used cooking oil, particularly in the Company's non-formula business. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $4.4 million when using prior year average exchange rates.

Food Ingredients operating income was $11.6 million for the three months ended October 3, 2015, a decrease of $2.4 million as compared to the three months ended September 27, 2014. The gelatin business earnings improved as compared to the prior year primarily due to the China operations profitability. European edible fats performance improved over the prior year due to improved margins. The Company's casing business was down as compared to the same period in the prior year, due primarily to margin pressure on meat by-product sales to Asian markets. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $5.8 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the three months ended October 3, 2015 was $0.2 million, a decrease of $2.6 million as compared to three months ended September 27, 2014. Including the DGD Joint Venture, the Fuel Ingredients segment loss for the three months ended October 3, 2015 was $12.1 million, as compared to segment income of $1.3 million in the same period of 2014. The reduction of $13.4 million is primarily related to a decrease in the income of the DGD Joint Venture due to a decrease in petroleum prices, which was not offset by an increase in Renewable Identification Number ("RIN") values and the uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation ("RVO") requirement. In addition, the Company's Fuel Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $1.8 million when using prior year average exchange rates and lower earnings at the Canadian biodiesel plant due to lower biodiesel margins. The European Fuel Ingredients segment (Ecoson and Rendac) earnings were comparable to the same period in fiscal 2014.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the three months ended October 3, 2015, the raw material processed by the Company totaled 2.39 million metric tons. Of this amount, 1.86 million metric tons was in the Feed Ingredients segment, 257,000 metric tons was in the Food Ingredients segment, and 273,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were down by approximately 0.4%, which consisted of a 1.6% increase in the Feed Ingredients segment, a 9.7% decrease in the Food Ingredients segment, and a 4.8% decrease in the Fuel Ingredients segment. As compared to the three months ended September 27, 2014 overall volumes were up approximately 6.6%, which consisted of a 8.1% increase in the Feed Ingredients segment, a 0.7% decrease in the Food Ingredients segment and a 3.9% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In the three months ended September 27, 2014, the raw material processed by the Company totaled 2.25 million metric tons. Of this amount, 1.72 million metric tons was in the Feed Ingredients segment, 259,000 metric tons was in the Food Ingredients segment, and 264,000 metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Net Sales	$525,213	$269,230	$59,319	$—	$853,762
Cost of sales and operating expenses	409,030	214,406	47,885	—	671,321
Gross Margin	116,183	54,824	11,434	—	182,441

Gross Margin %	22.1%	20.4%	19.3%	—%	21.4%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2014
Net Sales	$607,271	$301,398	$69,996	$—	$978,665
Cost of sales and operating expenses	474,731	237,209	52,194	27	764,161
Gross Margin	132,540	64,189	17,802	(27)	214,504

Gross Margin %	21.8%	21.3%	25.4%	—%	21.9%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the three months ended October 3, 2015, the gross margin percentage was 21.4% as compared to 21.9% in the same period of fiscal 2014. The gross margin percentage for the three months ended October 3, 2015 decreased 2.3% as compared to the comparable period of fiscal 2014. When looking at the foreign exchange impact the gross margins for the three months ended October 3, 2015 were higher as compared to the adjusted margins for the comparable period of fiscal 2014, except for Fuel Ingredients.

In the Feed Ingredients segment for the three months ended October 3, 2015, the gross margin percentage increased to 22.1% as compared to 21.8% for the same period of fiscal 2014, which increase was principally related to a decline in raw material costs which was partially offset by a decline in European finished fat prices which were principally impacted by softness in global biofuels demand with several major producers taking extended turnarounds during the period.

In the Food Ingredients segment for the three months ended October 3, 2015, the gross margin percentage decreased to 20.4% as compared to 21.3% during the comparable period of fiscal 2014, which decrease is primarily due to reduced margins in the casing business.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 3, 2015, the gross margin percentage decreased to 19.3% as compared to 25.4% for the comparable period of fiscal 2014, which decrease is primarily driven by Canadian biodiesel, which was partially offset by the European Ecoson results.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for three months ended October 3, 2015 and using the prior years average currency rate for the three months ended September 27, 2014 this would result in an increase in operating income of approximately $10.6 million. On a sequential basis the actual results for the three months ended October 3, 2015 were lower by approximately $0.2 million. This impact is mainly due to the drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for the three months ended September 27, 2014 of €1.00:USD$1.33 and CAD$1.00:USD$0.92 as compared to the average rate for the three months ended October 3, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.7 million during the three months ended October 3, 2015, a $4.1 million decrease from $8.8 million during the three months ended September 27, 2014. The decrease is primarily due to a decrease in corporate payroll and related benefits as compared to the three months ended September 27, 2014.

Acquisition and Integration Costs.  Acquisition and integration costs, mainly related to the VION Acquisition and the Rothsay Acquisition, were $1.3 million during the three months ended October 3, 2015, as compared to $2.2 million in the three months ended September 27, 2014. The decrease is mainly due to the fact that the majority of the costs in the three months ended October 3, 2015 relate to the integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition as compared to higher costs incurred in the same period of fiscal 2014, which included integration of the Rothsay Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.3 million to $2.6 million during the three months ended October 3, 2015, as compared to $2.3 million during the three months ended September 27, 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new enterprise resource planning ("ERP") system.

Interest Expense. Interest expense was $24.8 million during the three months ended October 3, 2015, compared to $25.4 million during the three months ended September 27, 2014, a decrease of $0.6 million. The decrease is mainly due to the decrease in revolver and term borrowings outstanding as compared to the same period of fiscal 2014.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.5 million during the three months ended October 3, 2015, as compared to gains of $1.5 million for the three months ended September 27, 2014. The increase in currency losses is mainly due to losses on non-designated foreign exchange hedge contracts related to the company's intercompany notes as compared to gains in the same period of fiscal 2014.

Other Income/Expense. Other income was $1.0 million in the three months ended October 3, 2015, compared to income of $2.1 million in the three months ended September 27, 2014.  The decrease in other income in the three months ended October 3, 2015 as compared to the same period in fiscal 2014 is mainly due to a decrease in interest income.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the three months ended October 3, 2015. The net loss in the three months ended October 3, 2015 was $12.0 million compared to a net loss of $1.1 million in the three months ended September 27, 2014. The $10.9 million decrease is primarily due to a decrease in fuel sales prices at the DGD Joint Venture in the three months ended October 3, 2015 as compared to the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $7.9 million for the three months ended October 3, 2015, compared to $11.1 million of income tax expense recorded in the three months ended September 27, 2014, a decrease of $3.2 million, which is primarily due to decreased pre-tax earnings of the Company for the three months ended October 3, 2015. The effective tax rate for the three months of fiscal 2015 and fiscal 2014 is 1,565.5% and 41.1%, respectively. The effective tax rate for the three months of fiscal 2015 and fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income, non-deductible expenses, foreign withholding taxes, state income taxes and discrete items. In addition, during the three months ended October 3, 2015, the effective income tax rate was negatively impacted by changes in losses that provided no tax benefit and the Company wrote-down $1.8 million of tax assets in a foreign jurisdiction based upon uncertainty as to their ability to be realized.

The quarterly income tax expense is based on the Company’s estimate of its expected tax rate for the full year and any discrete items recognized during the period. The quarterly income tax expense for the three months ended October 3, 2015 is calculated as the difference in the income tax provision for the nine months ended October 3, 2015 and the income tax provision for the six months ended July 4, 2015. The impact of changes in the annual estimated tax rate and discrete items do not have a direct relationship with the almost break-even pre-tax earnings for the three months ended October 3, 2015.

Results of Operations

Nine Months Ended October 3, 2015 Compared to Nine Months Ended September 27, 2014

The Company's first nine months of fiscal 2015 results include 39 weeks of operations from the VION Acquisition, as compared to 38 weeks of operations from the VION Acquisition in the first nine months of fiscal 2014. Net loss attributable to Darling for the first nine months ended October 3, 2015, was $(5.9) million, or $(0.04) per diluted share, as compared to a net loss of $(5.7) million, or $(0.03) per diluted share, in the first nine months of 2014. The results for the first nine months of 2015 and 2014, respectively include the following after-tax costs:

Fiscal 2015

•
$2.7 million ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay and related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first nine months of fiscal 2015 for VION Ingredients; and

•	$3.6 million ($0.02 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B term note on June 3, 2015.

Fiscal 2014

•
$21.1 million ($0.13 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$13.4 million ($0.08 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$12.1 million ($0.07 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$5.3 million ($0.03 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition.

Net income and diluted earnings per common share would have been $0.4 million and $0.00 per diluted share, respectively, for the first nine months of fiscal 2015, as compared to $46.2 million and $0.28 per share, respectively, for the first nine months of fiscal 2014 without the integration costs and the write-off of deferred loan costs associated with the retirement of the Euro Term Loan B and without the acquisition and integration costs, noncash inventory step-up associated with the VION Acquisition, the redemption fees and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes and the foreign exchange loss related to the closing of the VION Acquisition. When comparing the first nine months of fiscal 2015 to the first nine months of fiscal 2014 this would have resulted in a $45.8 million decrease in net income. The decrease is attributable to lower finished product prices, lower equity income in unconsolidated subsidiaries and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see

"Results of Operations - Three Months Ended October 3, 2015 Compared to Three Months Ended September 27, 2014 - Non-GAAP Measures."

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Nine Months Ended
(dollars in thousands)	October 3, 2015	September 27, 2014
Net loss attributable to Darling	$(5,898)	$(5,728)
Depreciation and amortization	199,970	200,478
Interest expense	82,222	110,783
Income tax expense/(benefit)	14,639	8,349
Foreign currency loss/(gain)	3,299	12,281
Other expense/(income), net	704	(28)
Equity in net (income)/loss of unconsolidated subsidiaries	9,657	(6,062)
Net (loss)/income attributable to noncontrolling interests	5,302	5,251
Adjusted EBITDA	$309,895	$325,324

Non-cash inventory step-up associated with VION Acquisition	—	49,803
Acquisition and integration-related expenses	7,807	22,304
Darling Ingredients International - 13th week (1)	—	4,100
Pro forma Adjusted EBITDA (Non-GAAP)	$317,702	$401,531

DGD Joint Venture Adjusted EBITDA (Darling's Share) (2)	$1,946	$17,882

(1) January 7, 2014 closed on VION Ingredients, thus the 13th week would be EBITDA adjusted for January 1, 2014 through January 7, 2014.

(2) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the first nine months of fiscal 2015, the Company generated Adjusted EBITDA of $309.9 million, as compared to $325.3 million in the same period in 2014. On a Pro forma Adjusted EBITDA basis, the Company would have generated $317.7 million in the first nine months of fiscal 2015, as compared to a Pro forma Adjusted EBITDA of $401.5 million in the same period in 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the first nine months of 2015 would have been $355.4 million when taking into consideration the change in average foreign currency fluctuations of $37.7 million, as compared to $401.5 million for the first nine months of fiscal 2014, a reduction of $46.1 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen, an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily MBM, PM and FM), hides, fats (primarily BFT and YG) and corn, which is a substitute commodity for the Company's BBP as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During the first nine months of fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for the first nine months of fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for the first nine months of fiscal 2014 follow:

	Avg. Price First Nine Months 2015	Avg. Price First Nine Months 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 362.97/ton	$ 492.51/ton	$ (129.54)/ton	(26.3)%
Feed Grade PM (Mid-South)	$ 427.83/ton	$ 575.45/ton	$ (147.62)/ton	(25.7)%
Pet Food PM (Mid-South)	$ 569.69/ton	$ 804.92/ton	$ (235.23)/ton	(29.2)%
Feathermeal (Mid-South)	$ 507.34/ton	$ 709.77/ton	$ (202.43)/ton	(28.5)%
BFT (Chicago)	$ 29.42/cwt	$ 38.44/cwt	$ (9.02)/cwt	(23.5)%
YG (Illinois)	$ 23.10/cwt	$ 30.07/cwt	$ (6.97)/cwt	(23.2)%
Corn (Illinois)	$ 3.87/bushel	$ 4.42/bushel	$ (0.55)/bushel	(12.4)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 621.00/ton	$ 840.00/ton	$ (219.00)/ton	(26.1)%
Soy meal (CIF Rotterdam)	$ 404.00/ton	$ 539.00/ton	$ (135.00)/ton	(25.0)%

During the first nine months of fiscal 2015 net sales for the Feed Ingredients segment were $1,602.1 million as compared to $1,815.5 million during the first nine months of fiscal 2014, a decrease of approximately $213.4 million. Fat net sales were approximately $422.7 million and $494.7 million of net sales for the nine months ended October 3, 2015 and September 27, 2014, respectively, used cooking oil net sales were approximately $118.8 million and $142.8 million of net sales for the nine months ended October 3, 2015 and September 27, 2014, respectively, protein net sales were approximately $640.0 million and $734.7 million of net sales for the nine months ended October 3, 2015 and September 27, 2014, respectively, bakery net sales were approximately $164.0 million and $167.7 million of net sales for the nine months ended October 3, 2015 and September 27, 2014, respectively, and other sales were approximately $256.6 million and $275.6 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Used Cooking Oil	Proteins	Bakery	Other	Total
Net sales nine months ended September 27, 2014	$494.7	$142.8	$734.7	$167.7	$275.6	$1,815.5
Increase in sales volumes	34.1	5.3	33.7	31.2	—	104.3
Decrease in finished good prices	(87.1)	(28.0)	(74.1)	(34.9)	—	(224.1)
Decrease due to currency exchange rates	(19.0)	(1.3)	(54.3)	—	(28.7)	(103.3)
Other change	—	—	—	—	9.7	9.7
Total change	(72.0)	(24.0)	(94.7)	(3.7)	(19.0)	(213.4)
Net sales nine months ended October 3, 2015	$422.7	$118.8	$640.0	$164.0	$256.6	$1,602.1

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Nine Months Ended
(dollars in millions, except earnings per share)	October 3, 2015	September 27, 2014
Net loss attributable to Darling	$(5.9)	$(5.7)
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	—	21.1
Acquisition and integration costs	2.7	12.1
Amortization of intangibles	21.6	26.0
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	13.4
Write-off deferred loan costs euro term loan B	3.6	—
Foreign currency hedge of VION purchase price	—	5.3
Adjusted income attributable to Darling (non GAAP)	$22.0	$72.2

Weighted average shares of common stock outstanding	165,086	164,551

Diluted earnings per share, as reported	$(0.04)	$(0.03)

Non-cash inventory step-up associated with the VION Acquisition	—	0.13
Acquisition and integration costs	0.02	0.07
Amortization of intangibles	0.13	0.16
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	0.08
Write-off deferred loan costs euro term loan B	0.02	—
Foreign currency hedge of VION purchase price	—	0.03
Adjusted diluted earnings per share attributable to Darling (non GAAP)	$0.13	$0.44

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for discrete items in fiscal 2015 and fiscal 2014. The effective tax rate used for calculating non GAAP Adjusted EPS in the above table for the nine months ended October 3, 2015 and September 27, 2014 was 65.7% and 57.7%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the first nine months of fiscal 2015 was $109.9 million, which reflects a decrease of $14.9 million as compared to the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the inventory step-up associated with the required purchase accounting for the VION Acquisition and the net change between the acquisition and integration costs in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, operating income would have been $189.1 million in the first nine months of fiscal 2014.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Net Sales	$1,602,141	$822,741	$162,889	$—	$2,587,771
Cost of sales and operating expenses	1,237,936	654,233	131,949	—	2,024,118
Gross Margin	364,205	168,508	30,940	—	563,653

Selling, general and administrative expense	136,397	79,461	6,204	23,889	245,951
Acquisition and integration costs	—	—	—	7,807	7,807
Depreciation and amortization	121,386	51,126	19,959	7,499	199,970
Segment operating income/(loss)	106,422	37,921	4,777	(39,195)	109,925

Equity in net income of unconsolidated subsidiaries	1,128	—	(10,785)	—	(9,657)
Segment income/(loss)	107,550	37,921	(6,008)	(39,195)	100,268

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2014
Net Sales	$1,815,487	$926,304	$214,449	$—	$2,956,240
Cost of sales and operating expenses	1,391,347	770,832	166,693	—	2,328,872
Gross Margin	424,140	155,472	47,756	—	627,368

Selling, general and administrative expense	149,359	86,683	15,429	28,269	279,740
Acquisition and integration costs	—	—	—	22,304	22,304
Depreciation and amortization	116,145	55,572	21,976	6,785	200,478
Segment operating income/(loss)	158,636	13,217	10,351	(57,358)	124,846

Equity in net income of unconsolidated subsidiaries	1,390	—	4,672	—	6,062
Segment income/(loss)	160,026	13,217	15,023	(57,358)	130,908

Feed Ingredients operating income for the first nine months of fiscal 2015 was $106.4 million, a decrease of $52.2 million as compared to the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $14.2 million and comparing this to the first nine months of fiscal 2015, the Feed Ingredients operating income for the first nine months of fiscal 2015 is lower by $66.4 million. Lower earnings in the Feed Ingredients segment were due to significant decline in proteins, fats, used cooking oil and bakery finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production. On an adjusted basis, the Feed Ingredients segment operating income decreased by $66.4 million as compared to the same period in fiscal 2014. Lower earnings in the United States operations, related primarily to lower prices for protein, fat and used cooking oil, particularly in the Company's non-formula business, as well as bakery. U.S. had strong volumes from the slaughter industry. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $13.7 million when using prior year average exchange rates.

Food Ingredients operating income was $37.9 million for the first nine months of 2015, an increase of $24.7 million as compared to the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $35.3 million and comparing this to the first nine months of fiscal 2015, the Food Ingredients operating income for the first nine months of fiscal 2015 is lower by $10.6 million. The gelatin business performance improved as compared to the prior year as a result of increased demand in China and lower raw material prices in Europe. The Company's casing business was down comparable to the same period in the prior year, due primarily to exports into Asian markets for meat by-products. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $20.9 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first nine months of fiscal 2015 was $4.8 million, a decrease of $5.6 million as compared to the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash inventory step-up adjustment of approximately $0.3 million and comparing this to the first nine months of fiscal 2015, the Fuel Ingredients operating income for the first nine months of fiscal 2015 is $5.9 million lower than the same period of fiscal 2014. Including the DGD Joint Venture, the Fuel Ingredients segment loss for the first nine months of fiscal 2015 was $4.9 million, as compared to segment income of $16.8 million in the same period of 2014. The reduction of $21.7 million is primarily related to a decrease in the income of the DGD Joint Venture due to a decrease in petroleum prices, which was not offset by an increase in RIN values and to the uncertain regulatory environment with respect to the U.S. mandated RVO requirement. In addition, the Company's Fuel Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $6.6 million when using prior year average exchange rates, lower production and earnings at the Canadian biodiesel plant due to operational breakdown issues. The European Fuel Ingredients segment (Ecoson and Rendac) received a subsidy from the Netherlands government that was recorded as a credit to selling, general and administrative expense.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first nine months of fiscal 2015, the raw material processed by the Company totaled 7.23 million metric tons. Of this amount, 5.56 million metric tons was in the Feed Ingredients segment, 805,000 metric tons was in the Food Ingredients segment, and 863,000 metric tons was in the Fuel Ingredients segment. As compared to the first nine months of fiscal 2014 overall volumes were up approximately 11.6%, which consisted of a 10.7% increase in the Feed Ingredients segment, a 5.0% increase in the Food Ingredients segment and a 25.4% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In the first nine months of fiscal 2014, the raw material processed by the Company totaled 6.71 million metric tons. Of this amount, 5.2 million metric tons was in the Feed Ingredients segment, 779,000 metric tons was in the Food Ingredients segment, and 741,000 metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Net Sales	$1,602,141	$822,741	$162,889	$—	$2,587,771
Cost of sales and operating expenses	1,237,936	654,233	131,949	—	2,024,118
Gross Margin	364,205	168,508	30,940	—	563,653

Gross Margin %	22.7%	20.5%	19.0%	—%	21.8%

(in thousands except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2014
Net Sales	$1,815,487	$926,304	$214,449	$—	$2,956,240
Cost of sales and operating expenses	1,391,347	770,832	166,693	—	2,328,872
Gross Margin	424,140	155,472	47,756	—	627,368

Gross Margin %	23.4%	16.8%	22.3%	—%	21.2%

Gross Margin % before inventory step-up	24.1%	20.6%	22.4%	—%	22.9%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first nine months of fiscal 2015, the gross margin percentage was 21.8% as compared to 21.2% in the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage for the first nine months of fiscal 2014 would have been 22.9%. As a result, the gross margin percentage for the first nine months of fiscal 2015 decreased 5.0% as compared to the first nine months of fiscal 2014. When looking at the foreign exchange impact the gross margins for the first nine months of fiscal 2015 were 1.3% higher as compared to the adjusted first nine months of fiscal 2014.

In the Feed Ingredients segment for the first nine months of fiscal 2015, the gross margin percentage was 22.7% as compared to 23.4% for the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash impact of the $14.2 million inventory step-up, the gross margin percentage for the first nine months of fiscal 2014 would have been 24.1%. With respect to the Feed Ingredients segment, the reduction was principally related to a decline in finished fat product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand.

In the Food Ingredients segment for the first nine months of fiscal 2015, the gross margin percentage was 20.5% as compared to 16.8% during the first nine months of fiscal 2014. Adjusting the first nine months of fiscal 2014 for the non-cash impact of the $35.3 million inventory step-up, the gross margin percentage for the first nine months of fiscal 2014 would have been 20.6%. Margins for first nine months of fiscal 2015 were up from the first nine months of fiscal 2014 mainly due to the increase in the China and European gelatin markets.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first nine months of fiscal 2015, the gross margin percentage was 19.0% as compared to 22.3% for the first nine months of fiscal 2014. The decrease in the fuel segment margin is mainly impacted by the Company's Canadian biodiesel operation.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for first nine months of fiscal 2015 and using the average currency rate for the first nine months of fiscal 2014, this would result in an increase in operating income of approximately $37.7 million. This impact is mainly due to the drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for the first nine months of fiscal 2014 of €1.00:USD$1.35 and CAD$1.00:USD$0.91 as compared to the average rate for the first nine months of fiscal 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.79, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $23.9 million during the first nine months of fiscal 2015, a $4.4 million decrease from $28.3 million during the first nine months of fiscal 2014. The decrease is primarily due to a decrease in corporate payroll and related benefits.

Acquisition and Integration Costs.  Acquisition and integration costs, mainly related to the VION Acquisition and the Rothsay Acquisition, were $7.8 million during the first nine months of fiscal 2015, as compared to $22.3 million in the first nine months of fiscal 2014. The decrease is mainly due to the fact that the majority of the costs in the first nine months of fiscal 2015 relate to the integration of operations, systems integration and Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition as compared to the higher costs incurred in the first nine months of fiscal 2014 that related mostly to VION Acquisition costs and Rothsay Acquisition integration costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.7 million to $7.5 million during the first nine months of fiscal 2015, as compared to $6.8 million during the first nine months of fiscal 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new ERP system.

Interest Expense. Interest expense was $82.2 million during the first nine months of fiscal 2015, compared to $110.8 million during the first nine months of fiscal 2014, a decrease of $28.6 million. The decrease in interest expense is primarily due to prior year charges relating to (i) the redemption premium paid of approximately $27.3 million to retire the Company's 8.5% Senior Notes due 2018, (ii) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior notes, (iii) interest paid of approximately $2.3 million on the 8.5% Senior notes in the prior year and a decrease in interest expense in the first nine months of fiscal 2015 as a result of lower outstanding borrowing under the Company's Amended Credit Agreement that was more than offset by the approximately $10.6 million write-off of deferred loan costs for the first nine months of fiscal 2015 related to the payoff of the Euro Term Loan B.

Foreign Currency Gains/(Losses).  Foreign currency losses were $3.3 million during the first nine months of fiscal 2015, as compared to a loss of $12.3 million for the first nine months of fiscal 2014. The decrease is mainly due to a prior year $12.6 million loss on a certain euro forward contract entered into to hedge the foreign exchange risk related to the closing of the VION Acquisition in fiscal 2014 that more than offset the current year losses on non-designated foreign exchange hedge contracts related to the company's intercompany notes in fiscal 2015.

Other Income/Expense. Other expense was $0.7 million in the first nine months of fiscal 2015, compared to expense of $0.0 million in the first nine months of fiscal 2014.  The decrease in other expense for the nine months ended October 3, 2015 as compared to the same period in fiscal 2014 is mainly due to a decrease in interest income and an increase in other expenses.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the gain of the DGD Joint Venture for the first nine months of fiscal 2015. In the first nine months of fiscal 2015 the net loss was $9.7 million compared to a net income of $6.1 million in the first nine months of fiscal 2014. The $15.8 million decrease in net income is primarily a direct result of reduced petroleum prices in the first nine months of fiscal 2015 as compared to the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $14.6 million for the first nine months of fiscal 2015, compared to $8.3 million of income tax expense recorded in the first nine months of fiscal 2014, an increase of $6.3 million, which is primarily due to increased pre-tax earnings of the Company for the first nine months of fiscal 2015. The effective tax rate for the first nine months of fiscal 2015 and fiscal 2014 is 104.2% and 106.1%, respectively. The effective tax rate for the first nine months of fiscal 2015 and fiscal 2014 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income, non-deductible expenses, foreign withholding taxes, state income taxes and discrete items. In addition, during the nine months ended October 3, 2015, the effective income tax rate was negatively impacted by changes in losses that provided no tax benefit and the Company wrote-down $1.8 million of tax assets in a foreign jurisdiction based upon uncertainty as to their ability to be realized.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at October 3, 2015. On October 3, 2015, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
4.75 % Notes due 2022 - Denominated in euros	$574,714

Amended Credit Agreement:
Term Loan A	$285,874
Term Loan B	$591,000
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	45,860
Letters of credit issued	34,005
Availability	$920,135

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

•
As of October 3, 2015, the Company had availability of $920.1 million under the revolving loan facility, taking into account an aggregate of $45.9 million outstanding borrowings and letters of credit issued of $34.0 million.

•
As of October 3, 2015, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$13.1 million and $17.5 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of October 3, 2015, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $9.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.75% per annum or base rate/Canadian prime rate plus 1.75% per annum, subject to certain step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro term loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, (as supplemented, the "5.375% Indenture"), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the "5.375% Trustee"). For a description of the terms of the 5.375% Notes see Note 6 of Notes to Consolidated Financial Statements.

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the "Note Issuer"), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Senior Notes due 2022 (the "4.75% Notes).

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

The gross proceeds from the sale of the 4.75% Notes were €515.0 million. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) under the Company’s Senior Secured Credit Facilities, to pay certain fees and expenses related to the offering and the refinancing of the Euro Term Loan B. Darling used any remaining proceeds for general corporate purposes.

The classification of long-term debt in the Company’s October 3, 2015 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

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

Working Capital and Capital Expenditures

On October 3, 2015, the Company had working capital of $550.3 million and its working capital ratio was 2.21 to 1 compared to working capital of $569.6 million and a working capital ratio of 2.18 to 1 on January 3, 2015.  As of October 3, 2015, the Company had unrestricted cash of $148.9 million and funds available under the revolving credit facility of $920.1 million, compared to unrestricted cash of $108.8 million and funds available under the revolving credit facility of $865.9 million at January 3, 2015. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $296.7 million for the nine months ended October 3, 2015 as compared to net cash provided by operating activities of $179.3 million for the nine months ended September 27, 2014, an increase of $117.4 million due primarily to an increase in distributions from unconsolidated subsidiaries of approximately $26.2 million and changes in operating assets and liabilities that included an increase in cash provided by accounts receivable of approximately $48.3 million, an increase in cash provided by inventory and prepaid expenses of approximately $20.8 million and cash provided by income taxes refundable/payable of approximately $17.7 million.  Cash used by investing activities was $162.2 million for the nine months ended October 3, 2015, compared to $2,233.5 million for the nine months ended September 27, 2014, a decrease of $2,071.3 million, primarily due to cash paid for the VION Acquisition in the prior year.  Net cash used by financing activities was $94.1 million for the nine months ended October 3, 2015, compared to cash provided by financing activities of $1,369.8 million for the nine months ended September 27, 2014, a decrease of $1,463.9 million, primarily due to borrowings under the Amended Credit Agreement and 5.375% Notes to fund the VION Acquisition in the prior year.

Capital expenditures of $162.3 million were made during the first nine months of fiscal 2015, compared to $154.0 million in the first nine months of fiscal 2014, for a net increase of $8.3 million (5.4%). The Company expects to incur additional capital expenditures of between $55.0 million and $65.0 million for the remainder of fiscal 2015. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of October 3, 2015, the Company has spent life-to-date approximately $37.9 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The implementation is expected to be completed in 2016. The total expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using the cash flows from operations. Capital expenditures related to compliance with environmental regulations were $12.6 million and $16.6 million during the nine months ended October 3, 2015 and September 27, 2014, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2015, the Company has accrued approximately $10.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 3, 2015.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $7.1 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the nine months ended October 3, 2015 of approximately $0.3 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the nine months ended October 3, 2015 of approximately $4.7 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $2.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Facility reached mechanical completion and began the production of renewable diesel in late June 2013.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of October 3, 2015, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $143.1 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $126.0 million of 2014 calendar year blenders credits from the Internal Revenue Service in April 2015. As a result, the DGD Joint Venture made debt payment of approximately $43 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2015, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading "Forward Looking Statements".  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2015 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its planned new ERP system project and costs related to the integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $57.9 million of commodity products consisting of approximately $46.2 million of finished products, approximately $9.0 million of natural gas and diesel fuel and approximately $2.7 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 3, 2015.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2015, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $33.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 3, 2015.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at October 3, 2015 (in thousands):

Other commercial commitments:
Standby letters of credit	$34,005
Foreign bank guarantees	9,577
Total other commercial commitments:	$43,582

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on March 4, 2015.

The Company evaluates the recoverability of goodwill and indefinite lived intangibles annually or if certain triggering events occur. The Company is currently preparing its annual business plan for 2016 which is a significant input for its annual evaluation of goodwill recoverability.  Although the Company is not aware of any triggering events or impairments for goodwill and intangibles, the Canada Fuel reporting unit’s forecasted cash flows are significantly impacted by fuel and feedstock prices and the blenders tax credit, and it is reasonably possible that a prolonged or further reduction in fuel margins or the elimination of the blender’s tax credit could result in a fourth quarter impairment charge when the annual evaluation of the goodwill and intangible assets is complete.  The Company has approximately $30.1 million in goodwill allocated to it Canada Fuel segment at October 3, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU amends Topic 805, Business Combinations. This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. This ASU requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU amends Topic 330, Inventory. The ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost and net realizable value. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At October 3, 2015, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2014 and the first nine months of fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the second quarter of fiscal 2016. As of October 3, 2015, the aggregate fair value of these corn option contracts was approximately $1.7 million and is included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of October 3, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	20,035	Euro	4,850	3.63 - 4.64	$5,004
Brazilian real	39,749	U.S. dollar	10,900	3.33 - 4.10	10,900
Euro	263,129	U.S. dollar	293,428	1.09 - 1.15	293,428
Euro	8,939	Polish zloty	38,000	4.24 - 4.29	9,975
Euro	4,067	Japanese yen	550,220	133.23 - 139.01	4,539
Euro	32,626	Chinese renminbi	236,524	7.25	36,409
Euro	8,015	Australian dollar	12,950	1.62	8,944
Euro	2,669	British pound	1,948	0.73 - 0.74	2,978
Polish zloty	18,651	Euro	4,439	4.12 - 4.25	4,904
British pound	73	Euro	100	0.73	111
British pound	130	U.S. dollar	200	1.53 - 1.55	200
					$377,392

The above foreign currency contracts mature within one year and include hedges on approximately $278.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $4.6 million and are included in other current assets and accrued expenses at October 3, 2015.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at October 3, 2015. These contracts have an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at October 3, 2015.

As of October 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $9.0 million of natural gas and diesel fuel and approximately $2.7 million of other commitments in fiscal 2015. As of October 3, 2015, the Company had forward purchase agreements in place for purchases of approximately $46.2 million of finished product in fiscal 2015.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015

PART II:  Other Information

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. During the third quarter of fiscal 2015, the Company repurchased approximately $5.9 million worth of its common stock in the open market.

The following table is a summary of equity securities purchased by the Company during the third quarter of fiscal 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (5)	Maximum Number (or Appropriate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at End of Period.
July 2015:
July 5, 2015 through August 1, 2015	2,126	(3)	12.92	—	$—
August 2015:
August 2, 2015 through August 29, 2015	5,067	(3)	12.84	—	$100,000,000
September 2015:
August 30, 2015 through October 3, 2015	500,523	(4)	11.80	500,192	$94,097,876
Total	507,716		11.82	500,192	$94,097,876

(1)    All shares purchased during the third quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).

(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.

(3)    Includes shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options.

(4)    Includes 331 shares withheld for taxes on restricted stock.

(5)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced on August 13, 2015, to repurchase up to an aggregate $100.0 million of the Company's common stock over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 3, 2015 and January 3, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended October 3, 2015 and September 27, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 12, 2015	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 12, 2015	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)