Form 10-K
period 2016-01-02
DARLING INGREDIENTS INC.
filed 2016-03-01
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $2,369,125,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,174,114 shares of common stock, $0.01 par value, outstanding at February 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2016 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

PART I

ITEM 1. BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) was incorporated in Delaware in 1962 under the name “Darling-Delaware Company, Inc.”  Darling changed its name from “Darling-Delaware Company, Inc.” to “Darling International Inc.” on December 28, 1993, and from “Darling International Inc.” to “Darling Ingredients Inc.” on May 6, 2014. The address of Darling's principal executive office is 251 O'Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients. In addition, the Company provides grease trap services to food establishments and environmental services to food processors, and also sells restaurant cooking oil delivery and collection equipment. In fiscal 2015, the Company generated $3.4 billion in revenues and $78.5 million in net income attributable to Darling.

On January 7, 2014, we acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the “VION Companies”), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 2, 2016 included herein. The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, we completed the acquisition of substantially all of the assets of Rothsay (“Rothsay”), a division of Maple Leaf Foods, Inc. (“MFI”), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the “Rothsay Acquisition”), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended January 2, 2016 included herein. Prior to the VION Acquisition and the Rothsay Acquisition (together, the “Acquisitions”), the Company had no material foreign operations. As a result of the Acquisitions, the Company’s business is now conducted through a global network of over 200 locations across five continents.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 130 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. Rothsay is a leading recycler of animal by-products and producer of biodiesel in Canada. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 67 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson

(bioenergy and fertilizer), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 350 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets. All historical periods reported prior to fiscal 2014 herein have been restated to conform to the new reportable operating segment structure; however, none of the Company’s historic operations fall within the Food Ingredients operating segment and therefore there is no comparable financial information for the Food Ingredients operating segment for periods prior to fiscal 2014.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North America and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) the provision of grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended January 2, 2016 included herein.

For financial information about our operating segments and geographic areas, refer to Note 20 to the Company's Consolidated Financial Statements for the period ended January 2, 2016 included herein.

Fiscal 2015 Net External Sales

Darling’s net external sales from fiscal 2015 continuing operations by operating segment were as follows (in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
Net sales:
Feed Ingredients	$2,074,333	61.1%	$2,421,462	61.2%	$1,788,563	99.2%
Food Ingredients	1,094,918	32.2	1,248,352	31.6	—	—
Fuel Ingredients	228,195	6.7	286,629	7.2	13,705	0.8
Total	$3,397,446	100.0%	$3,956,443	100.0%	$1,802,268	100.0%

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

Processing operations: We produce finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials.  The process starts with the collection of animal by-products, including fat, bones, feathers, offal and other animal by-products.  The animal by-products are ground and heated to evaporate water and separate fats from animal tissue, as well as to sterilize and make the material suitable as an ingredient for animal feed.  The separated fats, tallows and greases are then centrifuged and/or refined for purity.  The remaining solid product is pressed to remove additional oils to create protein meals.  The protein meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal. The primary finished products derived from the processing of animal by-products are MBM, PM (both feed grade and pet food), PG, tallow, feather meal and blood meal.  In addition, at certain of our facilities, we are able to operate multiple process lines simultaneously, which provides us with the flexibility and capacity to manufacture a line of premium and value-added products in addition to our principal finished products.  Because of these processing controls, we are able to produce premium products that typically have higher protein and energy content and lower moisture than standard finished products, and such products command premium prices.

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

Raw materials: Bakery by-products are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured and installed by us.  All of the bakery residual that the Company collects is bulk loaded, which we believe represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residual allows us to significantly streamline our bakery recycling process, reduce personnel costs, and maximize freight savings by hauling more tons per load.

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

•
Our fertilizer operations utilize finished products from our animal by-products division to manufacture organic fertilizers from ingredients approved by the U.S. Department of Agriculture (“USDA”) to be used in organic farming which contain no waste by-products (i.e., sludge or sewage waste). The Company's North American fertilizer products are predominantly sold to golf courses, sports facilities, organic farms and landscaping companies.

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

Gelatin

Rousselot is a global leading market provider of gelatin and hydrolyzed collagen for the food, nutritional pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 13 production plants and 6 sales locations, covering sales into more than 75 countries. With the Rousselot gelatin business, the Company is part of the growing global gelatin market. Gelatin is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Gelatin is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot gelatin products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on gelatin quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to gelatin products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of gelatin, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of gelatin (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of gelatin supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.

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

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled cooking oils, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled cooking oils produced by us into biodiesel. The Quebec facility, which was acquired in the Rothsay Acquisition, has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel producers in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel, or as a biodegradable solvent or cleaning agent.

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

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable E.U. regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 300 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner and regulate the guaranteed returns for the Company.

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the “DGD Facility”) located in Norco, Louisiana capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an “investment in unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts animal fats, recycled greases and used cooking oil, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.4 billion pounds per year of feedstocks, into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $156.6 million and $126.0 million of blenders tax credits in the fourth quarter of fiscal 2015 and 2014, respectively. However, the blenders tax credit expires on December 31, 2016, and is therefore at risk for calendar year 2017 and into the future due to delay or denial of extension.

Raw materials pricing and supply contracts

We have two primary pricing arrangements-formula and non-formula arrangements-with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a “formula” arrangement, the charge or credit for raw materials is tied to published finished product prices for a competing ingredient after deducting a fixed processing fee.  We also acquire raw material under “non-formula” arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.   The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis, while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. North American volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION’s foods division (“VION Food”) that became effective on closing of the VION Acquisition and provided approximately 12% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2015). Approximately 83% of Darling's U.S. North American volume of raw materials in fiscal 2015 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2015 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 25% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 5% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 32% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 14% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 21% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 4% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 61% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 14% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky.  We also maintain a sales office in Des Moines, Iowa for the sale and distribution of selected products.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac name, gelatin products under the Rousselot name, natural casings and meat by-products under the CTH name and hides under the BestHides name. See Note 20 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to occasionally receive a premium over the then-prevailing market price. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, greases, tallows, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to gelatin, natural casings, meat by-products, edible fat, heparin and specialty blood products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, either through bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Historically, Darling Ingredients International hedged non-functional currency product sales, which we have continued since acquiring the VION Ingredients business in January 2014.

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

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished products to customers or ports for transportation by ship.  It also utilizes third party freight companies to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery by-products division, substantially all inbound and outbound freight is handled by third party logistics companies.

COMPETITION

We believe we are the only global ingredients company with products generated principally from animal-origin raw material types; however, we compete with a number of regional and local players in our various sub-segments and end markets.

The procurement of raw materials currently presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us, has decreased significantly.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and biodiesel companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

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

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names “Darling,” “Darling Ingredients”, “Griffin Industries,” “Dar Pro Solutions,” “Dar Pro,” “Rousselot,” “Sonac,” “Ecoson,” “Rendac,” “Rothsay,” “Nature Safe,” “CleanStar,” “Peptan,” “Cookie Meal,” and “Bakery Feeds,” and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.

EMPLOYEES AND LABOR RELATIONS

As of January 2, 2016, the Company employed globally approximately 10,000 persons full-time. While we have no national or multi-plant union contracts, at January 2, 2016, approximately 23% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 42% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including the following principal governmental agencies in the following countries:

United States

•
The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA has promulgated rules prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 C.F.R. 589.2000, referred to herein as the “BSE Feed Rule”) to prevent further spread of bovine spongiform encephalopathy, which is commonly referred to as "mad cow" disease (“BSE”).  With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (the “Enhanced BSE Rule”). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the Enhanced BSE Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals.  Management believes we are in compliance with the provisions of these rules. In addition, the FDA is responsible for implementing and enforcing the Food Safety Modernization Act, which was signed into law on January 6, 2011, and gave FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. See Item 1A “Risk Factors - Our business may be affected by the impact of BSE and other food safety issues,” for more information regarding certain FDA rules that affect our business, including changes to the BSE Feed Rule and rules and regulations under the Food Safety Modernization Act.

•
The United States Department of Agriculture (“USDA”), which has authority over meat, poultry, and egg products and inspects producers to ensure compliance with applicable laws and regulations. The USDA regulates our collection and production methods as well as the safety of our rendering and processing operations.  Within the USDA, two agencies exercise direct regulatory oversight of our activities:

- Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials to meet importing country requirements and establishes and enforces import requirements for live animals and animal by-products as well as plant products, and

- Food Safety Inspection Service (“FSIS”) regulates sanitation of our facilities and our food safety programs, among other things.

On January 12, 2004, FSIS issued three interim final rules designed to enhance its BSE safeguards in order to minimize human exposure to BSE infective tissues and assure consumers of the safety of the meat supply.  These regulations prohibited non-ambulatory animals from entering the food chain, required removal of specified risk materials at slaughter and prohibited carcasses from cattle tested for BSE from entering the food chain until the animals tested negative for BSE, among other provisions. On July 13, 2007, FSIS published an affirmation of the interim final rules concerning prohibition of specific risk materials and non-ambulatory animals and the use of stunning devices, with several amendments.

On November 19, 2007, APHIS implemented revised import regulations that allowed Canadian cattle 30 months of age and older and born on or after March 1, 1999, and bovine products derived from such cattle to be imported into the United States for any use, if such cattle and products complied with specific FDA and FSIS regulations. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of specialized risk material (“SRM”) from Canadian-born cattle slaughtered in Canada are not permitted. On March 4, 2014, APHIS implemented amended import regulations concerning cattle and bovine products. The final rule established a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health (“OIE”), and based importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates.

•
The U.S. Environmental Protection Agency (“EPA”), which regulates air and water discharges and hazardous and solid waste requirements among other environmental requirements, as well as local and state environmental agencies with jurisdiction over environmental matters affecting the Company's operations. The EPA also administers the National Renewable Fuel Standard Program (“RFS2”).

•
The Association of American Feed Control Officials (“AAFCO”), which is a voluntary membership association of local, state, and federal agencies that regulate the sale and distribution of animal feeds and animal drug remedies. Although, AAFCO has no regulatory authority, it brings together stakeholders and works to develop and implement uniform and equitable laws, regulations, standards, definitions, and enforcement polices for regulating the manufacture, labeling, distribution and sale of animal feeds.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation (“USDOT”), as well as local and state transportation agencies, which regulate the operation of our commercial vehicles.

•	The U.S. Occupational Safety and Health Administration (“OSHA”), which is the main federal agency charged with the enforcement of worker safety and health legislation.

•	The Securities and Exchange Commission (“SEC”), which regulates securities and information required in annual, quarterly and other reports filed by publicly traded companies.

European Union and E.U. Member States

•	The European Commission, Directorate-General for Health and Food Safety, which addresses regulations for food, feed, human and animal health, technical uses of animal by-products and packaging.

•	The European Medicines Agency, which establishes guidance for pharmaceutical products, bovine products and metal residues.

•
The European Directorate for the Quality of Medicine and Healthcare, which protects public health by enabling the development, supporting the implementation, and monitoring the application of quality standards for safe medicines and their safe use.

•
The European Pharmacopeia, which establishes requirements for the qualitative and quantitative composition of medicines, the tests to be carried out on medicines and on substances and materials used in their production.

•	The European Chemicals Agency, which is responsible for the implementation of the European Council's Regulation on the Registration, Evaluation, Authorisation and Restriction of Chemicals.

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

•
The Netherlands Food and Consumer Product Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•
Belgian Federal Agency for the Safety of the Food Chain (FASFC) (Federal Agentschap voor de Veiligheid van de Voedselketen), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•
Belgium's Public Waste Agency of Flanders (Openbare Afvalstoffenmaatschappij voor het Vlaams Gewest), which issues permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products.

•
The German Competent Authorities at state (Länder) level, which issue permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

•
The United Kingdom’s Health and Safety Executive is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities.

•	The United Kingdom’s Food Standards Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products.

Canada

•	The Canadian Food Inspection Agency (“CFIA”), which regulates animal health and the disposal of animals and their products or by-products.

•	Canadian provincial ministries of agriculture and the environment, which regulate food safety and quality, air and water discharge requirements and the disposal of deadstock.

•
The Canadian Department of the Environment (“Environment Canada”), which ensures compliance with Canadian federal air and water discharge and wildlife management requirements, and the various provincial and local environmental ministries and agencies.

•	The Canadian Technical Standards and Safety Authority (“TSSA”), a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.
China

•	The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed.

•	The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products.

•	The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

•	Ministry of Environmental Protection of the People's Republic of China, which regulates the environmental protection standards.

•	Ministry of Labor and Social Security of the People's Republic of China, which establishes the regulations of labor, welfare and health insurance.

•	State Administration of Work Safety, which establishes the work safety standards and regulations.

Brazil

•	The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of gelatin.

•	Ministry of Labor (Ministério do Trabalho), which regulates labor health and safety.

•	National Water Agency (ANA), which regulates waste water discharge permits.

•	State Government Agency CETESB, responsible for the control, supervision, monitoring and licensing process for pollution generating activities.

Argentina

•	The National Department for Food Safety and Quality (Servicio Nacional de Sanidad y Calidad Agroalimentaria), which regulates the production of gelatin.

•	The National Department of Animal Health (Servicio Nacional de Sanidad Animal), which at the local level is equivalent to the FDA in Argentina.

•
Ministry of Labor (MMTT - Ministerio de Trabajo) which proposes, designs develops, manages and monitors policies for all areas of labor, employment and labor relations, vocational training and social security.

•	Department of Sustainable Development (OPDS - Organizmo Provincial para el Desarrollo Sostenible), which regulates all environmental affairs and issuing of the Environmental Aptitude Certificate.

•	National Water Authority (ADA - Autoridad Del Agua), which regulates water consumption and waste water discharge.

Australia

•	The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products.

•	The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation.

•	PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria.

•	The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law.

•	The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

•	Worksafe Victoria, which is the regulator responsible for administering and enforcing occupational health and safety laws and regulations in the State of Victoria.

•	Environment Protection Authority Victoria, which administers environmental protection laws in Victoria.

•	Goulburn-Murray Rural Water Corporation, which manages allocation and use of water under local water laws in Victoria.

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

The prices available for the Company’s Food Ingredients segment’s gelatin, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Our management believes that the most competitive aspect of our business is the procurement of raw materials rather than the sale of finished products. Many of our raw materials are derived directly or indirectly from animal by-products, which results in the following challenges:

•
In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).

•
Concurrently, the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive or independent U.S. renderers, such as us, has decreased significantly.

•
The slaughter rates in the U.S. and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to the independent renderers, such as us, decreases.

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

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which increases with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material or will pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply will decrease and our collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition. In addition, the amount of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on our gross margin reported, as the Company has a substantial amount of fixed operating costs.

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to mitigate the risks associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of Rothsay’s animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION Food that became effective concurrently with the completion of the VION Acquisition and provided approximately 12% of Darling Ingredients International’s raw material supply in fiscal 2015.

Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants.

Our international operations have expanded significantly and our exposure to fluctuations in currency exchange rates has increased accordingly. We now carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Argentine peso, the Australian dollar and the Polish zloty. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our functional currency, in the preparation of our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar may fluctuate and these fluctuations may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we have entered into and may from time to time enter into the use of currency hedging instruments to provide us with protection from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

We are highly dependent on natural gas, diesel fuel and electricity, the price of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials. Natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials. Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing and from time to time derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a disruption of which or a significant increase in the cost of which could have a material adverse affect on the business and results of operations of the affected facility.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal 2015, the Company's top ten customers for finished products accounted for approximately 19% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 21% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 12% of Darling Ingredients International’s raw materials supply in fiscal 2015. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Food supplies Darling Ingredients International with by-products generated by VION Food’s operations. The supply agreements all have a term of four years and became effective concurrently with the completion of the VION Acquisition. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 23% of Rothsay’s raw materials supply in fiscal 2015. In connection with the Rothsay Acquisition, we entered into a seven-year supply agreement with MFI to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

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

We conduct foreign operations in Europe, Canada, Asia, South America and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to the various risks and uncertainties relating to international sales and operations, including:

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

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Argentine peso, the Australian dollar and the Polish zloty, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

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

•
changes in our effective tax rate including, tax rates that may exceed those in the United States, earnings that may be subject to withholding requirements and incremental taxes upon repatriation, changes in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate and adverse outcomes from tax audits;

•
compliance with and enforcement of a wide variety of complex U.S. and non-U.S. laws, treaties and regulations, including, without limitation, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, the Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the EU and other governmental entities; and

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

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in late June 2013. As of January 2, 2016, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $225.8 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the RFS2 and low carbon fuel standards (LCFS) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse affect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse affect on the DGD Joint Venture.

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

•
limitations in the DGD Joint Venture’s loan agreement with Valero prohibit the payment of distributions to the DGD Joint Venture partners until certain conditions required by the loan agreement with Valero are satisfied; however, those conditions were met in fiscal 2015 and the DGD Joint Venture distributed $50.0 million to the DGD Joint Venture partners;

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

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. On November 30, 2015, the EPA issued a final rule establishing the biomass-based diesel obligations for 2014 (1.63 billion gallons), 2015 (1.73 billion gallons), 2016 (1.9 billion gallons) and 2017 (2.0 billion gallons). In addition the EPA established the advanced biofuel requirements for 2014 (2.67 billion RINs), 2015 (2.88 billion RINs) and 2016 (3.61 billion RINs), as well as the total renewable fuel obligation for 2014 (16.28 billion RINs), 2015 (16.93 billion RINs) and 2016 (18.11 billion RINs). Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. In fiscal 2015, the amount of tax credits for biofuels impacting the Company was material. Conversely, legal challenges to, changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations. Furthermore, the blenders tax credits expire on December 31, 2016, and is therefore at risk for calendar year 2017 and into the future due to delay or denial of extension.

We may incur material costs and liabilities in complying with government regulations.

We are subject to the rules and regulations of various governmental agencies in the United States, the European Union (the “EU”), Canada, China and the other countries in which Darling Ingredients International operates. These include rules and regulations administered by governmental agencies at the supranational, federal, state, provincial or local level. See Item1. "Business - Regulations" for a listing of certain governmental agencies to which we are subject.

The applicable rules, regulations and guidance promulgated by these and other agencies, which are likely to change over time, affect our operations and may influence our operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at one or more of our facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect our operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and (iii) adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with these rules, regulations and guidance.

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar anti-bribery laws. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or other third parties for the purpose of obtaining or retaining business or obtaining an unfair business advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States, including in developing countries, could increase the risk of such violations. In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA or other applicable anti-bribery laws and regulations. While our policies mandate compliance with the FCPA and other anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from violations committed by our employees, joint venture partners or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could result in lengthy investigations and possibly disrupt our business, lead to criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, result in material fines and legal and other costs and have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

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

As of January 2, 2016, our total indebtedness, including trade debt was approximately $2.0 billion. Our high level of indebtedness could have important consequences, including the following:

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

•	increasing our vulnerability to adverse economic, industry and business conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	increasing our exposure to the impact on our debt level of changes in foreign exchange rate conversion to functional currency;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indenture that governs our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities”, “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indenture that governs the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities”, “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

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

Effective August 1997, the FDA promulgated the BSE Feed Rule to prevent further spread of BSE. Detection of the first case of BSE in the United States in December 2003 resulted in additional U.S. government regulations, finished product export restrictions by foreign governments, market price fluctuations for our finished products and reduced demand for beef and beef products by consumers. Even though the export markets for U.S. beef have recovered to meet or exceed pre-BSE levels, many export markets remain closed to MBM derived from U.S. beef. On May 29, 2013, the USDA announced that the OIE had officially upgraded the BSE-status for the United States from “controlled risk” to “negligible risk” based on a thorough review of BSE safeguards implemented in the United States. Attaining a negligible risk status for BSE is an important step toward regaining access to export markets for U.S. MBM and some markets reopened following this change. We do not expect this trade disruption to have a material impact on our business, financial condition or results of operations. However, continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

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

With respect to human food, pet food and animal feed safety in the United States, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) directed the FDA to establish a Reportable Food Registry (“RFR”), which was implemented on September 8, 2009. On June 11, 2009, the FDA issued “Guidance for Industry: Questions and Answers Regarding the Reportable Food Registry as Established by the Food and Drug Administration Amendments Act of 2007: Draft Guidance” (“RFR Draft Guidance”). Although the RFR Draft Guidance was revised in September 2009 and again in May 2010, it had not been finalized as of the date of this report. In the RFR Draft Guidance, the FDA defined a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. In March 2014, the FDA issued an advance notice of proposed rulemaking to solicit comments and information regarding provisions in the Food Safety Modernization Act (“FSMA”) that amended Section 417 of the Food, Drug and Cosmetic Act (“FD&C Act”), which governs the RFR, to permit the FDA to require the submission of "consumer-oriented information" regarding a reportable food. The FDA later reopened the comment period for the advance notice of proposed rulemaking and set August 18, 2014 as the deadline for comments. In July 2013, the FDA announced the criteria to be used to determine whether the agency will prioritize regulatory action against pet food and farmed animal feeds that may be injurious to health because they are contaminated with Salmonella (and therefore considered to be adulterated under section 402(a)(1) of FD&C Act) in the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals” (the “CPG”). According to the CPG, any finished pet food contaminated with any species of Salmonella will be considered adulterated and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with the pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species for which the feed is intended. The finalization of the RFR Draft Guidance and the possible issuance of a rule pursuant to the FSMA by the FDA may impose additional requirements on us. We believe that we have adequate procedures in place to assure that our finished products are safe to use in animal feed and pet food and we do not currently anticipate that the FDAAA will have a significant impact on our operations or financial performance. Any pathogen, such as Salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products.

In addition, the FSMA was enacted on January 4, 2011. The FSMA gave the FDA new authorities, which became effective immediately. Included among these is a mandatory recall authority for adulterated foods that are likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated foods voluntarily. The FSMA further instructed the FDA to amend existing regulations that define its administrative detention authority. Prior to the FSMA becoming law, the FDA had authority to order that an article of food be detained only if there was credible evidence or information indicating that the article of food presented a threat of serious adverse health consequences or death to humans or animals. On May 5, 2011, the FDA issued an interim final rule amending its administrative detention authority and lowering both the level of proof and the degree of risk required for detaining an article of food. This interim final rule, which became a final rule on February 5, 2013, gives the FDA authority to detain an article of food if there is reason to believe the food is adulterated or misbranded. The FSMA also requires the FDA to develop new regulations that, among other provisions, place additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the FD&C Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption. Such facility registrations were previously required to be updated when changes in a facility occurred, but there were no provisions for renewing facility registrations. The FSMA, however, requires that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. On April 9, 2015, the FDA published a proposed rule that would, among other things, require electronic submission of facility registrations (no sooner than January 4, 2016), require registrations to indicate the type of activity conducted at the facility for each food product category and provide for verification of certain information submitted in registrations. Other new FDA regulations mandated by the FSMA, some of which are still in the proposed stage, will require registered facilities to perform hazard analyses and to implement preventive measures to control those hazards identified to be reasonably likely to occur; increase the length of time that records are required to be retained; and regulate the sanitary transportation of food, which is defined in Section 201(f) of the FD&C Act to include “articles used for food or drink for man or other animals.” The FDA proposed new rules on January 16, 2013 and October 29, 2013 addressing preventive controls (“PCs”) for food for humans and for animals, respectively, and issued amended proposed rules for human food and animal feed on September 29, 2014. The FDA finalized these rules for human food and animal feed on September 17, 2015 (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), creating regulations applicable to facilities that manufacture, process, pack and hold human or animal food and requiring these facilities to establish and implement written food safety plans, which include hazard analyses, written PCs to ensure that significant hazards identified as known or reasonably foreseeable will be significantly reduced or prevented, monitoring of PCs, corrective actions, verification and recordkeeping. Both rules are intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. Each rule also specifies compliance dates, based on firm size, by which facilities must implement new requirements under the rule. The Human Food PC Rule updates existing Current Good Manufacturing Practices (“CGMPs”) and the Animal Food PC Rule establishes baseline CGMPs, which set forth minimum current good manufacturing requirements for each of the following areas: personnel, the facility and grounds, sanitation, water supply, equipment and utensils, facility operations and the holding and distribution of the human or animal food. Under these rules, human and animal food facilities will need “PC qualified individuals,” i.e., those with appropriate training or job experience in the development and application of risk-based PCs, to prepare, evaluate and maintain the safety plan and PCs. A supply-chain program and recall plan must also be included in the food safety plans for human and animal food facilities. Large firms, including Darling, are required to comply with most sections of the Human Food PC Rule and the CGMP requirements of the Animal Food PC Rule by September 19, 2016, and with the PC and related portions of the Animal Food PC Rule by September 18, 2017. Compliance dates with respect to supply-chain program requirements under both rules are dependent on when suppliers must comply with applicable rules. On July 29, 2013 FDA proposed a rule regarding verification of foreign suppliers that would extend similar requirements to imported foods intended for humans or animals, and then published a revised proposed rule on September 29, 2014. FDA finalized this rule, entitled “Foreign Supplier Verification Program for Importers of Food for Humans and Animals” (“FSVP Rule”) on November 27, 2015. The FSVP Rule establishes requirements for importers of both human and animal food by providing a flexible, risk-based approach to foreign supplier verification consistent with the hazard analysis and risk-based PC requirements for food facilities established in the Human Food PC Rule and Animal Food PC Rule. Under the FSVP Rule, importers of human food and animal food must verify that their foreign suppliers produce food in a manner that provides the same level of public health protection as the Human Food PC Rule and Animal Food PC Rule, or FDA’s regulations established under FSMA regarding produce safety, as appropriate, and must ensure that suppliers’ food is not adulterated and is not misbranded with respect to allergen labeling of human food. A foreign supplier verification program must be developed by a qualified individual and include: a written hazard analysis, an evaluation of the risks posed by a food and the foreign supplier’s performance, supplier verification activities to allow the importer to approve the foreign supplier and corrective action procedures. The FSVP Rule designates the importer as the party responsible for supplier verification and for meeting the FSVP Rule requirements. Any required audits must be conducted by a qualified auditor. On February 5, 2014, the FDA proposed new regulations for the sanitary transportation of human and animal foods, which establish sanitary transportation practices that are to be used by shippers, motor vehicle and rail carriers, and receivers engaged in the transportation of food. This rule has not been finalized as of the date of this report. We have followed the FSMA throughout its legislative and rulemaking history and, based on previously published animal food and human food proposed rules, have implemented CGMP, PCs and other procedures at our domestic facilities, which are being reviewed to determine if they comply to the applicable final Human Food PC Rule or Animal Food PC Rule. We are also reviewing similar procedures in place at Darling’s foreign facilities for compliance with the FSVP Rule. Such rulemaking could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements these and other final rules or promulgates other new regulations provided for by the FSMA.

As a result of our international operations, we could be adversely affected by additional foreign regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products (“Animal by-Products Regulation”) and food and other feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”) in feed for farmed animals. A ban on the feeding of mammalian PAP to cattle, sheep and goats was first introduced in July 1994. The ban was expanded in January 2001 with the feeding of all PAP to all farmed animals being prohibited, with certain limited exceptions. Only certain animal proteins considered to be safe (such as fishmeal) can be used, and even then under very strict conditions. Other animal-derived products besides PAP, such as collagen and gelatin derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals and the European Commission has been investigating -the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin. For that purpose, the BSE status of member states of the EU (“EU Member States"), non-EU members of the European Economic Area and other countries or regions (such other countries or regions, “Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk and an undetermined risk. This classification is in line with that of the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following EU Member States are classified as having a controlled BSE risk: Germany, Greece, Lithuania, Poland, Spain and the United Kingdom. The other EU Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal by-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. The Animal by-Products Regulation imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), including H5N1, H7N3, H7N8, H7N9, H10N8 and H5N8 strains of avian influenza and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Bird Flu generally refers to highly aggressive and fatal diseases of birds caused by flu viruses that, once established, can spread rapidly from flock to flock and have also been known to affect humans. Different strains of flu viruses can cause Bird Flu, including, but not limited to the H5, H7 and H10 strains. Each of these flu virus strains may be further divided into subtypes such as H5N1. Human illnesses and deaths have occurred among people having direct contact with poultry infected with the H5N1, as well as other strains of Bird Flu. In 2008, world health experts were concerned that this and other H5 strains of Bird Flu could develop into a global pandemic if the virus adapted further and could be spread from person to person. While cases of people contracting Bird Flus from direct contact with poultry have been reported in China and other parts of Asia, none of these viruses have been spread among humans. To date, the original H5N1 strain thought to potentially cause a human pandemic has not been reported in North America but outbreaks of other H5 strains recently occurred in commercial poultry flocks outside Asia. A H5 strain of Bird Flu was reported on commercial poultry farms in Germany, The Netherlands and in the United Kingdom in November 2014. This same H5 strain was subsequently reported in commercial poultry farms in Western Canada and backyard flocks in the Northwestern United States in December 2014 and commercial turkey farms in California on January 24, 2015. Since these initial reports that the disease had reached Canada and the United States, migratory birds have been blamed for spreading this and two additional H5 strains among commercial poultry flocks in the Midwestern United States and Ontario, Canada. Migratory birds, however, are not believed to be the source of a highly pathogenic strain of H7N8 confirmed on January 15, 2016 in a commercial turkey flock in Indiana. Instead, animal health officials believe a low pathogenic strain of H7N8 present in nearby flocks mutated to be highly pathogenic. This latest outbreak of Bird Flu was confined to a single flock. As of the date of this report, commercial poultry flocks in 15 states were confirmed to have one or more strain of Bird Flu. To date, there have been no reports of humans contracting any of the H5 or H7 strains that occurred recently in Europe, the United States or Canada, nor have there been any reports that these Bird Flu strains can be spread from person to person. The response plans followed by APHIS in the United States to control outbreaks and prevent the spread of Bird Flu include, among other procedures, restricting the movement of poultry and poultry products into or out of the site of infection, using humane methods to depopulate the infected flock or farm and disposal of the euthanized birds on-site to avoid transporting infected material outside the established quarantine zone.

In April 2013, the first case of porcine epidemic diarrhea (“PED”) virus was confirmed in the United States on a hog farm in Ohio. The disease has since spread into 33 states in the United States and in Ontario and three other Canadian provinces. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. However, any outbreak that is severe enough to significantly reduce the pig population in a country or region could reduce the availability of pork raw material to our plants.  Animal health experts believe the PED virus is spread primarily through contaminated feces, although other transmission routes continue to be studied.  On January 30, 2015, scientists in the College of Veterinary Sciences at the University of Minnesota released its report titled “Risk Assessment of Feed Ingredients as Vehicles in the Transmission of the PED Virus.” This risk assessment concluded that the virus is unlikely to survive the rendering process. Therefore, the risk of spreading PED through rendered animal fats and proteins was determined to be negligible. Because data on the effects of spray drying on the virus is limited, the risk of spreading PED through spray dried blood products was determined to be negligible to low. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal byproducts, as contributing to the spread of the PED virus could negatively affect demand for our products as ingredients in pig feeds in the United States and in Canada.

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

The EU has enacted several disease control directives, as well as other legislation regarding the notification of animal diseases within the community and veterinary and zootechnical checks, among others. The applicable legislation generally enables the EU to take preventive measures, as well as act promptly in case of an outbreak, by restricting the circulation of livestock and products at risk of being infected within the EU and implementing bans on the imports of such products. For instance, there are preventive measures against Bird Flu that must be implemented by all the EU Member States. In the event of an outbreak of Bird Flu, the Directive 2005/94/EC on the control of avian influenza provides for preventive measures relating to the surveillance and the early detection of Bird Flu and the minimum control measures to be applied in the event of an outbreak of that disease in poultry or other captive birds. The EU Member States are empowered to act quickly in the case of an outbreak by defining protection and surveillance risk zones and adopting measures such as restricting the movement of live poultry and certain poultry products to other EU Member States or to Third Countries. In addition, EU import bans have also been placed on potentially risky poultry products and susceptible imports from Third Countries with Bird Flu outbreaks.

If Swine Flu, Bird Flu, the PED virus, SARS or any other disease that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production occurs in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

If we or our customers are the subject of product liability claims, product recalls or other product related claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We and our customers for whom we manufacture products may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product recalls or other claims resulting from developments relating to the discovery of unauthorized adulterations to food additives or from allegations that our food ingredients were mislabeled, were not produced in accordance with the customer’s specifications and/or have not performed adequately in the end product, even where food safety is not a concern. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where an EU Member State could recall a product in connection with the recall of such product in another EU Member State. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability claims, whether or not legitimate, or product recalls, whether voluntary or mandatory. We may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or against one of our customers for whom we manufacture or provide products, or our or their agreement to settle a product liability claim, product recall or other product related claim, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Any such claim could also result in adverse publicity and negatively impact our reputation.

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

Our operations subject us to various and increasingly stringent environmental, health and safety requirements in the various jurisdictions where we operate, including those governing air emissions, wastewater discharges, the management, storage and disposal of materials in connection with our facilities, occupational health and safety, product packaging and labeling and our handling of hazardous materials and wastes, such as gasoline and diesel fuel used by our trucking fleet and operations. Failure to comply with these requirements could have significant consequences, including recalls, penalties, injunctive relief, claims for personal injury and property and natural resource damages and negative publicity. Our operations require the control of air emissions and odor and the treatment and discharge of wastewater to municipal sewer systems and the environment. We operate boilers at many of our facilities and store wastewater in lagoons or, as permitted, discharge it to publicly owned wastewater treatment systems or surface waters, or through land application. We have incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and will continue to incur such costs in the future.

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Kyoto Protocol, which mandates reduced GHG emissions in certain participating countries, and the EPA’s recent rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted new regulations that govern fuel efficiency and GHG emissions beginning in 2014. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

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

Any future failures to maintain the effectiveness of our disclosure controls and procedures, including our internal control over financial reporting, could subject us to a loss of public confidence in our internal control over financial reporting and in the integrity of our financial statements and our public filings with the SEC and other governmental agencies and could harm our operating results or cause us to fail to meet our regulatory reporting obligations in a timely manner. The continued integration of the operations of Darling Ingredients International following the VION Acquisition could create additional risks to our disclosure controls, including our internal controls over financial reporting.

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

As of January 2, 2016, the Company had approximately $1.2 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of January 2, 2016 approximately 23% of Darling’s North American employees, 28% of Rothsay’s employees and 42% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are a party to several lawsuits, claims and loss contingencies arising in the ordinary course of our business, including employment, commercial and contract related matters and assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from our processing facilities. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

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

In the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of EU pension funds are mostly regulated on a national level.  The IORP Directive is currently being reformed. In March 2014, the European Commission published a new draft IORP Directive (“IORP Directive II”).  The IORP Directive II, as published, does not make substantive changes to the solvency requirements under the current IORP Directive.  The IORP Directive II is currently going through the legislative process at the EU level. It is difficult to predict, at this stage, what form the final legislation will take and what impact (if any) it will have on the solvency requirements of pension funds. It is possible that the final legislation could require us to comply with increased minimum coverage requirements, which could burden us and negatively impact our liquidity and results of operations.

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

We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unknown liabilities, unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review potential acquisitions of complementary businesses, services or products. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete or finance such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business. Finally, acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, suppliers and customers, which could significantly impact our net sales, costs and expenses and financial condition.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the U.S. and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, North Korea, Southeast Asia and Ukraine, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), were signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to an excise tax penalty became effective in calendar year 2015. In addition, beginning in 2016, we must file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year. Failure to do so could expose us to reporting penalties under applicable sections of the Internal Revenue Code. While the ultimate impact is not yet known, it is possible that these provisions, once implemented, could significantly increase our U.S. compensation costs, which would reduce our net income and adversely affect our cash flows.

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

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock could fluctuate widely in response to numerous factors, many of which are beyond our control. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. In addition to the risk factors discussed in this report, the price and volume volatility of our common stock may be affected by:

•	actual or anticipated fluctuations in ingredient prices;

•	actual or anticipated variations in our operating results;

•	our earnings releases and financial performance;

•	changes in financial estimates or buy/sell recommendations by securities analysts;

•	our ability to repay our debt;

•	our access to financial and capital markets to refinance our debt;

•	performance of our joint venture investments, including the DGD Joint Venture;

•	our dividend policy;

•	market conditions in the industry and the general state of the securities markets;

•	investor perceptions of us and the industry and markets in which we operate;

•	governmental legislation or regulation;

•	currency and exchange rate fluctuations that impact our earnings and balance sheet; and

•	general economic and market conditions, such as U.S. or global reactions to economic developments, including regional recessions, currency devaluations or political unrest.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities”, “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

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

Our board of directors is authorized to cause us to issue classes or series of preferred stock without any action on the part of our stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred shares that may be issued, including the designations, preferences, limitations and relative rights senior to the rights of our common stock with respect to dividends or upon the liquidation, dissolution or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected. As of the date of this report, we have no outstanding shares of preferred stock but we have available for issuance 1,000,000 authorized but unissued shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of January 2, 2016, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of January 2, 2016, the Company operates a global network of over 200 locations, including 140 production facilities, across five continents. All of the processing facilities are owned except for 15 leased facilities and the Company owns or leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of January 2, 2016 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery By-Products
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Bryan, Texas, United States	Bakery By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Dardanelle, Arkansas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery By-Products
Dundas, Ontario, Canada	Animal By-Products
Eching, Germany	Hides
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Henderson, Kentucky, United States	Animal By-Products
Henderson, Kentucky, United States	Bakery By-Products
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery By-Products
Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Missouri, United States	Hides
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery By-Products
Maryborough, Australia	Blood
Mason City, Illinois, United States	Animal By-Products
Memmingen, Germany	Hides
Mering, Germany	Animal By-Products
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery By-Products
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery By-Products
Omaha, Nebraska, United States	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Ravenna, Nebraska, United States	Wet Pet Food
Russellville, Kentucky, United State	Animal By-Products
San Francisco, California, United States	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Animal By-Products

Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Animal By-Products
Turlock, California, United States	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery By-Products
Wichita, Kansas, United States	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	CTH
Amparo, Brazil	Gelatin
Angouleme, France	Gelatin
Da'an, China	Gelatin
Dubuque, Iowa, United States	Gelatin
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Gelatin
Girona, Spain	Gelatin
Harlingen, Netherlands	Fat
Hurlingham, Argentina	Gelatin
Ilse-Sur-La-Sorgue, France	Gelatin
Kaiping, China	Gelatin
Peabody, Massachusetts, United States	Gelatin
Presidente Epitacio, Brazil	Gelatin
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Gelatin
Zhejiang, China	Gelatin

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Butler, Kentucky, United States	Biodiesel
Denderleeuw, Belgium	Bioenergy
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Saint-Catherine, Quebec Canada	Biodiesel
Son, Netherlands	Bioenergy

Rent expense for our leased properties was $7.5 million in the aggregate in fiscal 2015.

Substantially all assets of the Company are either pledged or mortgaged as collateral for borrowings under our senior secured credit facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including employment, commercial and contract related matters and assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company's processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters.  At January 2, 2016 and January 3, 2015, the reserves for insurance, environmental, litigation and tax matter contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.6 million and $56.8 million, respectively.  The Company has insurance recovery receivables of approximately $12.2 million and $11.4 million as of January 2, 2016 and January 3, 2015, respectively, related to these liabilities. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a potentially responsible party is based upon the operation of a former plant site located in Newark, New Jersey by Standard Tallow Company, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

	Market Price
Fiscal Quarter	High	Low
2015:
First Quarter	$18.25	$13.81
Second Quarter	$15.99	$13.66
Third Quarter	$14.22	$10.92
Fourth Quarter	$11.75	$9.10
2014:
First Quarter	$21.13	$19.15
Second Quarter	$21.27	$19.19
Third Quarter	$20.99	$18.42
Fourth Quarter	$19.09	$16.75

On February 24, 2016, the closing sales price of the Company's common stock on the NYSE was $8.60.  The Company has been notified by its stock transfer agent that as of February 24, 2016, there were 156 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2016.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from January 1, 2011 to January 2, 2016, assuming the investment of $100 on January 1, 2011 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED JANUARY 2, 2016 PRICE/INDEX
180
160
140
120
100
80
60
01/01/11
12/31/11
12/29/12
12/28/13
01/03/15
01/02/16
100.00
100.08
100.20
95.82
95.69
117.02
113.26
109.23
107.26
156.40
154.42
141.43
135.77
161.56
155.59
141.03
136.75
160.98
155.18
134.03
79.22
DAR
DJPOL
RUSS 2K
AGRI FOOD

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 2, 2016, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,462,927	(1)	$17.19	8,004,569
Equity compensation plans not approved by security holders	–		–	–
Total	1,462,927		$17.19	8,004,569

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 2, 2016, January 3, 2015, and December 28, 2013, and the related notes thereto.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	Fifty-two	Fifty-three	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 2,	January 3,	December 28,	December 29,	December 31,
	2016	2015 (j)	2013 (i)	2012 (h)	2011
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales (k)	$3,397,446	$3,956,443	$1,802,268	$1,772,552	$1,797,249
Cost of sales and operating expenses (a), (k)	2,654,025	3,123,171	1,339,819	1,303,727	1,268,221
Selling, general and administrative expenses	322,574	374,580	170,825	151,713	136,135
Depreciation and amortization	269,904	269,517	98,787	85,371	78,909
Acquisition and integration costs	8,299	24,667	23,271	—	—
Operating income	142,644	164,508	169,566	231,741	313,984
Interest expense (b)	105,530	135,416	38,108	24,054	37,163
Foreign currency (gain)/loss (e)	4,911	13,548	(28,107)	—	—
Other (income)/expense, net, (c), (d)	6,839	(299)	3,547	(1,760)	2,955
Equity in net (income)/loss of unconsolidated subsidiary	(73,416)	(65,609)	(7,660)	2,662	1,572
Income from continuing operations before income taxes	98,780	81,452	163,678	206,785	272,294
Income tax expense	13,501	13,141	54,711	76,015	102,876
Net Income	$85,279	$68,311	$108,967	$130,770	$169,418
Net Income attributable to minority interests	(6,748)	(4,096)	—	—	—
Net Income attributable to Darling	$78,531	$64,215	$108,967	$130,770	$169,418
Basic earnings per common share	$0.48	$0.39	$0.91	$1.11	$1.47
Diluted earnings per common share	$0.48	$0.39	$0.91	$1.11	$1.47
Weighted average shares outstanding	165,031	164,627	119,526	117,592	114,924
Diluted weighted average shares outstanding	165,119	165,059	119,924	118,089	115,525
Other Financial Data:
Adjusted EBITDA (a), (f)	$412,548	$434,025	$268,353	$317,112	$392,893
Depreciation	186,595	185,955	66,691	57,305	50,891
Amortization	83,309	83,562	32,096	28,066	28,018
Capital expenditures (g)	229,848	228,918	118,307	115,413	60,153
Balance Sheet Data:
Working capital (l)	$488,042	$525,211	$950,698	$158,578	$92,423
Total assets (l)	4,789,602	5,126,547	3,244,133	1,552,416	1,417,030
Current portion of long-term debt	47,244	54,401	19,888	82	10
Total long-term debt less current portion	1,912,756	2,098,039	866,947	250,142	280,020
Stockholders’ equity attributable to Darling	1,870,709	1,952,990	2,020,952	1,062,436	920,375

(a)
Included in fiscal 2014 are non-cash charges for the step-up of inventory acquired in the VION Acquisition of approximately $49.8 million. Additionally, fiscal 2011 includes certain immaterial amounts that have been reclassified to conform to fiscal 2013 through fiscal 2015 presentation.

(b)
Included in interest expense for fiscal 2015 is the write-off of approximately $10.6 million related to the payoff of the euro term loan B. Included in interest expense for fiscal 2014 is a redemption premium and a write-off of deferred loan costs of approximately $27.3 million and $4.3 million, respectively. Included in interest expense for fiscal 2013 is approximately $13.0 million for bank financing fees from an unutilized bridge facility. Fiscal 2012 includes the write-off of approximately $0.7 million in deferred loan costs as a result of the final payoff on the term loan portion of the Company's previous secured credit facilities. Included in interest expense for fiscal 2011 is approximately $4.9 million in deferred loan costs that were written off due to early payoff of a portion of a term loan from the Company's previous secured credit facilities.

(c)
Included in other (income)/expense in fiscal 2015 is a write-off of property and other costs for fire and casualty losses of approximately $3.0 million for fire and casualty losses in Canada, the Netherlands and Brazil. In additions fiscal 2015 includes approximately $1.8 million for a legal settlement.

(d)	Included in other (income)/expense in fiscal 2012 are gain contingencies from insurance proceeds from fiscal 2012 and fiscal 2010 fire and casualty losses of approximately $4.7 million.

(e)
Included in fiscal 2014 and fiscal 2013, the Company recorded a loss of approximately $12.6 million and a gain of approximately $27.5 million, respectively on foreign currency exchange forward hedge contracts for the VION Acquisition.

(f)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at January 2, 2016.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Net income attributable to Darling	$78,531	$64,215	$108,967	$130,770	$169,418
Depreciation and amortization	269,904	269,517	98,787	85,371	78,909
Interest expense	105,530	135,416	38,108	24,054	37,163
Income tax expense	13,501	13,141	54,711	76,015	102,876
Other, net	11,750	13,249	(24,560)	(1,760)	2,955
Equity in net (income)/loss of unconsolidated subsidiaries	(73,416)	(65,609)	(7,660)	2,662	1,572
Net income attributable to noncontrolling interests	6,748	4,096	—	—	—
Adjusted EBITDA	$412,548	$434,025	$268,353	$317,112	$392,893

(g)
Fiscal 2015 excludes the capital assets acquired in an immaterial acquisition. Fiscal 2014 excludes the capital assets acquired as part of the VION Acquisition and the Custom Blenders acquisition of approximately $984.2 million. Excludes the capital assets acquired in the Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation (“TRS”), and EV Acquisition, Inc., an Arkansas corporation (the “Terra Transaction”) and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million. Excludes the capital assets acquired as part of the RVO BioPur, LLC acquisition in fiscal 2012 of approximately $0.6 million.

(h)	Subsequent to the date of acquisition, fiscal 2012 includes 29 weeks of contribution from the RVO BioPur, LLC assets.

(i)	Subsequent to the date of acquisition, fiscal 2013 includes 18 weeks of contribution from the TRS assets and 9 weeks of contribution from the assets of Rothsay.

(j)	Subsequent to the date of acquisition, fiscal 2014 includes 52 weeks of contribution from the VION Acquisition and 14 weeks of contribution from the Custom Blenders acquisition.

(k)
Includes certain reclassifications from net sales to cost of sales and operating expenses of approximately $78.7 million and $71.1 million in fiscal 2013 and fiscal 2012, respectively to conform to fiscal 2015 and fiscal 2014 presentation.

(l)
Fiscal 2014 includes certain reclassifications for deferred taxes from current assets and liabilities to non-current assets and liabilities to conform with fiscal 2015 presentation that impacted working capital by approximately $44.4 million and total assets by approximately $44.2 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and in Item 1A of this report under the heading “Risk Factors.”

The following discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8.  Commencing with the first quarter of 2014, the Company's business operations were reorganized into three new reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. This change was necessitated by the VION Acquisition and aligns the Company's operations based on the products and services offered to various end markets; however, none of the Company's historical operations for fiscal 2013 fall within the Food Ingredients operating segment and therefore, there is no comparable financial information for the Food Ingredients operating segment for fiscal 2013. Comparative segment revenues and related financial information are discussed herein and are presented in Note 20 to the Consolidated Financial Statements.

Fiscal 2015 Overview

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of bovine, porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North America and Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) the provision of grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) commencing in the second quarter of 2014, the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ("Valero") (the "DGD Joint Venture") to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 7 to the Company's Consolidated Financial Statement for the period ended January 2, 2016 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of this report under the heading “Risk Factors.”

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

Results of Operations

Fiscal Year Ended January 2, 2016 Compared to Fiscal Year Ended January 3, 2015

Fiscal 2014 includes an additional week of operations which occurs every five to six years. In fiscal 2014 the additional week increased net sales and operating income by approximately $71 million and $3 million, respectively.

The Company's results for the twelve months of fiscal 2015 and fiscal 2014 each include 52 weeks of operations from the VION Acquisition. Net income attributable to Darling for the fiscal year ended January 2, 2016 was $78.5 million, or $0.48 per diluted share, as compared to net income of $64.2 million, or $0.39 per diluted share, for the fiscal year ended January 3, 2015. The results for the fiscal 2015 and 2014, respectively, include the following after-tax costs:

Fiscal 2015

•
$4.8 million ($0.03 per diluted share) associated with the integration of VION Ingredients and Rothsay, a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients;

•
$6.2 million ($0.03 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B term note on June 3, 2015; and

•	$2.8 million ($0.02 per diluted share) related to the non-operating casualty losses in Canada, the Netherlands and Brazil and a legal settlement.

Fiscal 2014

•
$31.3 million ($0.19 per diluted share) related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$19.9 million ($0.12 per diluted share) related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$21.0 million ($0.13 per diluted share) associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$7.9 million ($0.05 per diluted share) related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition

Excluding the items listed above, net income and diluted earnings per common share would have been $92.3 million and $0.56 per diluted share, respectively, for the year ended January 2, 2016, as compared to $144.3 million and $0.88 per share, respectively, for the year ended January 3, 2015. When comparing the year ended January 2, 2016 to the year ended January 3, 2015 this would have resulted in a $52.0 million decrease in net income. The decrease is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

Non-U.S. GAAP Measures

Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with GAAP.  Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at January 2, 2016.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

In addition, the Company's management used adjusted diluted earning per share as a measure of earnings due to the significant merger and acquisition activity of the Company. However, adjusted earnings per share is not a recognized measurement under GAAP and should not be considered as an alternative to diluted earnings per share presented in accordance with GAAP. Adjusted diluted earnings per share, is defined as adjusted net income attributable to Darling divided by the weighted average shares of diluted common stock. Adjusted net income attributable to Darling is defined as a reconciliation of net income attributable to Darling, net of tax (i) adjusted for net of tax acquisition and integration costs related to mergers and acquisitions, (ii) net of tax amortization of acquisition related intangibles and (iii) net of tax certain non-recurring items that are not part of normal operations. This measure is solely for the purpose of calculating adjusted diluted earnings per share and is not intended to be a substitute or presentation in accordance with GAAP.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA

	Fiscal Year Ended
(dollars in thousands)	January 2, 2016	January 3, 2015
Net income attributable to Darling	$78,531	$64,215
Depreciation and amortization	269,904	269,517
Interest expense	105,530	135,416
Income tax expense/(benefit)	13,501	13,141
Foreign currency loss/(gain)	4,911	13,548
Other expense/(income), net	6,839	(299)
Equity in net (income)/loss of unconsolidated subsidiaries	(73,416)	(65,609)
Net (loss)/income attributable to noncontrolling interests	6,748	4,096
Adjusted EBITDA (Non-GAAP)	$412,548	$434,025

Non-cash inventory step-up associated with VION Acquisition	—	49,803
Acquisition and integration-related expenses	8,299	24,667
Darling Ingredients International - 13th week (1)	—	4,100
Pro forma Adjusted EBITDA (Non-GAAP)	$420,847	$512,595

Foreign currency exchange impact (3)	48,961	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$469,808	$512,595

DGD Joint Venture Adjusted EBITDA (Darling's Share) (2)	$88,494	$81,639

(1) January 7, 2014 closed on VION Ingredients, thus the 13th week would be EBITDA adjusted for January 1, 2014 through January 7, 2014.
(2) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.
(3) Impact between fiscal 2015 and fiscal 2014.

For the year ended January 2, 2016, the Company generated Adjusted EBITDA of $412.5 million, as compared to $434.0 million in the same period in fiscal 2014. On a Pro forma Adjusted EBITDA basis, the Company would have generated $420.8 million for the year ended January 2, 2016, as compared to a Pro forma Adjusted EBITDA of $512.6 million in the same period in fiscal 2014. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the year ended Janaury 2, 2016 would have been $469.8 million when taking into consideration the change in average foreign currency fluctuations of $49.0 million, as compared to $512.6 million for the year ended January 3, 2015, a reduction of $42.8 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the “Jacobsen”), an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks, while in Europe, the Company regularly monitors Thomson Reuters to track the competing commodities palm oil and soy meal. Although the Jacobsen and Thomson Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen or Thomson Reuters provides forward or future period pricing for the

Company's commodities. The Jacobsen and Thompson Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Thomson Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Thomson Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Thomson Reuters. During fiscal 2015, the Company's actual sales prices by product trended with the disclosed Jacobsen and Thomson Reuters prices. Average Jacobsen and Thomson Reuters prices (at the specified delivery point) for fiscal 2015, compared to average Jacobsen and Thomson Reuters prices for fiscal 2014 follow:

	Avg. Price Fiscal 2015	Avg. Price Fiscal 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 334.55/ton	$ 467.81/ton	$ (133.26)/ton	(28.5)%
Feed Grade PM (Mid-South)	$ 404.54/ton	$ 555.42/ton	$ (150.88)/ton	(27.2)%
Pet Food PM (Mid-South)	$ 544.64/ton	$ 790.75/ton	$ (246.11)/ton	(31.1)%
Feathermeal (Mid-South)	$ 472.27/ton	$ 700.69/ton	$ (228.42)/ton	(32.6)%
BFT (Chicago)	$ 27.36/cwt	$ 36.77/cwt	$ (9.41)/cwt	(25.6)%
YG (Illinois)	$ 21.79/cwt	$ 28.95/cwt	$ (7.16)/cwt	(24.7)%
Corn (Illinois)	$ 3.89/bushel	$ 4.23/bushel	$ (0.34)/bushel	(8.0)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 607.00/ton	$ 809.00/ton	$ (202.00)/ton	(25.0)%
Soy meal (CIF Rotterdam)	$ 391.00/ton	$ 526.00/ton	$ (135.00)/ton	(25.7)%

The following table shows the average Jacobsen and Thomson Reuters prices for the fourth quarter of fiscal 2015, compared to the average Jacobsen and Thomson Reuters prices for the third quarter of fiscal 2015.

.

	Avg. Price 4th Quarter 2015	Avg. Price 3rd Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 249.29/ton	$ 354.91/ton	$ (105.62)/ton	(29.8)%
Feed Grade PM (Mid-South)	$ 334.67/ton	$ 391.55/ton	$ (56.88)/ton	(14.5)%
Pet Food PM (Mid-South)	$ 469.49/ton	$ 532.45/ton	$ (62.96)/ton	(11.8)%
Feathermeal (Mid-South)	$ 367.06/ton	$ 499.12/ton	$ (132.06)/ton	(26.5)%
BFT (Chicago)	$ 21.18/cwt	$ 29.42/cwt	$ (8.24)/cwt	(28.0)%
YG (Illinois)	$ 17.86/cwt	$ 21.48/cwt	$ (3.62)/cwt	(16.9)%
Corn (Illinois)	$ 3.95/bushel	$ 3.91/bushel	$ 0.04/bushel	1.0%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 563.00/ton	$ 558.00/ton	$ 5.00/ton	0.9%
Soy meal (CIF Rotterdam)	$ 352.00/ton	$ 380.00/ton	$ (28.00)/ton	(7.4)%

During the year ended January 2, 2016 net sales for the Feed Ingredients segment were $2,074.3 million as compared to $2,421.5 million for the year ended January 3, 2015, a decrease of approximately $347.2 million. Fat net sales were approximately $539.8 million and $659.0 million of net sales for the year ended January 2, 2016 and January 3, 2015, respectively, used cooking oil net sales were approximately $154.0 million and $190.3 million of net sales for the year ended January 2, 2016 and January 3, 2015, respectively, protein net sales were approximately $828.5 million and $979.8 million of net sales for the year ended January 2, 2016 and January 3, 2015, respectively, bakery net sales were approximately $217.9 million and $221.7 million of net sales for the year ended January 2, 2016 and January 3, 2015, respectively, and other sales were approximately $334.1 million and $370.7 million for the year ended January 2, 2016 and January 3, 2015, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Used Cooking Oil	Proteins	Bakery	Other	Total
Net sales year ended January 3, 2015	$659.0	$190.3	$979.8	$221.7	$370.7	$2,421.5
Increase in sales volumes	28.4	3.1	34.1	28.3	—	93.9
Decrease in finished good prices	(124.1)	(37.6)	(118.6)	(32.1)	—	(312.4)
Decrease due to currency exchange rates	(23.5)	(1.8)	(66.8)	—	(34.4)	(126.5)
Other change	—	—	—	—	(2.2)	(2.2)
Total change	(119.2)	(36.3)	(151.3)	(3.8)	(36.6)	(347.2)
Net sales year ended January 2, 2016	$539.8	$154.0	$828.5	$217.9	$334.1	$2,074.3

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Fiscal Year Ended
(dollars in millions, except earnings per share)	January 2, 2016	January 3, 2015
Net income attributable to Darling	$78.5	$64.2
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	—	31.3
Acquisition and integration costs	4.8	21.0
Amortization of intangibles	48.2	52.6
Non-operating casualty losses and legal settlement	2.8	—
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	19.9
Write-off deferred loan costs euro term loan B	6.2	—
Foreign currency hedge of VION purchase price	—	7.9
Adjusted income attributable to Darling (Non-GAAP)	$140.5	$196.9

Weighted average shares of common stock outstanding	165,119	165,059

Diluted earnings per share, as reported	$0.48	$0.39

Non-cash inventory step-up associated with the VION Acquisition	—	0.19
Acquisition and integration costs	0.03	0.13
Amortization of intangibles	0.29	0.32
Non-operating casualty losses and legal settlement	0.02	—
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	—	0.12
Write-off deferred loan costs euro term loan B	0.03	—
Foreign currency hedge of VION purchase price	—	0.05
Adjusted diluted earnings per share attributable to Darling (Non-GAAP)	$0.85	$1.20

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for the impacted by biofuel tax incentives and nonrecurring acquisition and integration costs. The effective tax rate used for calculating Non-GAAP Adjusted EPS in the above table for the years ended January 2, 2016 and January 3, 2015 was 42.2%, and 37.1%, respectively.

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,094,918	$228,195	$—	$3,397,446
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	231,356	51,134	—	743,421

Gross Margin %	22.2%	21.1%	22.4%	—%	21.9%

Selling, general and administrative expense	178,624	103,301	7,264	33,385	322,574
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/ (loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Total other expense					(117,280)
Income/ (loss) before income taxes					$98,780

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Gross Margin %	23.0%	17.5%	20.2%	—%	21.1%

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/(loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income before income taxes					$81,452

Feed Ingredients operating income for fiscal year 2015 was $116.5 million, a decrease of $75.8 million as compared to fiscal year 2014. Adjusting the results for fiscal year 2014 for the non-cash inventory step-up adjustment of approximately $14.2 million and comparing this to fiscal year 2015, the Feed Ingredients operating income for fiscal year 2015 is lower by $90.0 million. Lower earnings in the Feed Ingredients segment were due to significant decline in proteins, fats, used cooking oil and bakery finished product prices attributable to overall lower feed ingredient prices as a result of the global record-setting grain production and increased volumes from the slaughter industry, which increased supply above demand levels. In the United States operations, lower earnings related primarily to lower prices for protein, fat and used cooking oil, particularly in the Company's non-formula business. The international operations were down only slightly due to strong volumes and raw material cost reductions, which offset lower finished product prices. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $16.6 million when using prior year average exchange rates.

Food Ingredients operating income for fiscal year 2015 was $61.2 million, an increase of $34.3 million as compared to fiscal 2014. Adjusting the results for fiscal year 2014 for the non-cash inventory step-up adjustment of approximately $35.3 million and comparing this to fiscal year 2015, the Food Ingredients operating income for fiscal year 2015 is lower by $1.0 million. The gelatin business performance improved as compared to the prior year as a result of increased demand in China and lower raw material prices in Europe. The European edible fats earnings also improved over the prior year due to normalized margins. The Company's casing business was down as compared to the prior year, due primarily to lower margins on exports into Asian markets for meat by-products. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $24.4 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2015 was $17.2 million, a decrease of $4.1 million as compared to fiscal year 2014. Adjusting fiscal year 2014 for the non-cash inventory step-up adjustment of approximately $0.3 million and comparing this to fiscal year 2015, the Fuel Ingredients operating income for fiscal year 2015 is $4.4 million lower than fiscal 2014 due primarily from lower earnings from the Canadian biodiesel operations in fiscal 2015. Including the DGD Joint Venture, the Fuel Ingredients segment income for fiscal 2015 was $89.1 million, as compared to segment income of $85.4 million in fiscal 2014. The increase of $3.7 million is primarily related to a $15.3 million increase in Darling's portion of blenders tax credits as compared to fiscal year 2014. This increase was partially offset by a decrease in petroleum prices, which was not offset by an increase in Renewable Identification Number (“RIN”) values as a result of the uncertain regulatory environment with respect to the U.S. mandated renewable volume obligation (“RVO”) requirement. In addition, the passing of the blenders tax credit in December 2015 and December 2014 increased results in the fourth quarter of fiscal year 2014 and fiscal year 2015. Overall, the blenders tax credits increased the results of fiscal year 2015 as compared to fiscal year 2014 by approximately $1.6 million at Darling's U.S. and Canada plants and by approximately $15.3 million at the DGD Joint Venture. The Company's Fuel Ingredients segment operating cash flow was also negatively impacted by foreign exchange translation of approximately $8.0 million when using prior year average exchange rates, lower production and earnings at the Canadian biodiesel plant due to operational breakdown issues and a fire at the Company's Bio Phosphate plant in the Netherlands at the end of the fourth quarter of fiscal 2015. In Canada, the Fuel Ingredients segment recorded business interruption insurance income from a settled claim on the Canadian biodiesel plant as a credit to selling, general and administrative expense and the European Fuel Ingredients segment (Ecoson) received a subsidy from the Netherlands government that was recorded as a credit to selling, general and administrative expense.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in fiscal year 2015, the raw material processed by the Company totaled 9.69 million metric tons. Of this amount, 7.45 million metric tons was in the Feed Ingredients segment, 1.07 million metric tons was in the Food Ingredients segment, and 1.17 million metric tons was in the Fuel Ingredients segment. As compared to fiscal year 2014, overall volumes were up approximately 4.8%, which consisted of a 4.6% increase in the Feed Ingredients segment, a 1.6% increase in the Food Ingredients segment and a 9.3% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In fiscal year 2014, the raw material processed by the Company totaled 9.24 million metric tons. Of this amount, 7.12 million metric tons was in the Feed Ingredients segment, 1.05 million metric tons was in the Food Ingredients segment, and 1.07 million metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Gross Margin %	22.2%	21.1%	22.4%	—	21.9%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Gross Margin %	23.0%	17.5%	20.2%	—%	21.1%

Gross Margin % before inventory step-up	23.6%	20.4%	20.3%	—%	22.3%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in fiscal year 2015, the gross margin percentage was 21.9% as compared to 21.1% in fiscal year 2014. Adjusting the results of fiscal year 2014 for the non-cash impact of the $49.8 million inventory step-up, the gross margin percentage for fiscal year 2014 would have been 22.3%. As a result, the gross margin percentage for fiscal year 2015 decreased 2.0% as compared to the same period of fiscal year 2014. Considering foreign exchange impact the gross margins for fiscal year 2015 were 4.5% higher as compared to the adjusted gross margins for fiscal year 2014.

In the Feed Ingredients segment for fiscal year 2015, the gross margin percentage was 22.2% as compared to 23.0% for fiscal 2014. Adjusting the results of fiscal year 2014 for the non-cash impact of the $14.2 million inventory step-up, the gross margin percentage for fiscal year 2014 would have been 23.6%. With respect to the Feed Ingredients segment, the reduction was principally related to a decline in finished fat and protein product prices, which were only partially offset by a reduction in raw material costs. European finished fat prices were principally impacted by softness in global biofuels demand. Considering foreign exchange impact the Feed Ingredients segment gross margins for fiscal year 2015 were 2.3% lower as compared to the adjusted gross margins for fiscal year 2014.

In the Food Ingredients segment for fiscal year 2015, the gross margin percentage was 21.1% as compared to 17.5% for fiscal 2014. Adjusting the results of fiscal year 2014 for the non-cash impact of the $35.3 million inventory step-up, the gross margin percentage for fiscal year 2014 would have been 20.4%. Margins in the Food Ingredients segment for fiscal year 2015 were up from fiscal year 2014 mainly due to the increase in the China and European gelatin markets. Considering foreign exchange impact the Food Ingredients segment gross margins for fiscal year 2015 were 14.7% higher as compared to the adjusted gross margins for fiscal year 2014.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2015, the gross margin percentage was 22.4% as compared to 20.2% for fiscal 2014. The increase in the fuel segment margin is mainly impacted by the Company's European operation. In addition, in fourth quarter of fiscal 2015 the Company recorded revenues of approximately $7.1 million related to the blenders tax tax credit, which was an increase of approximately $1.6 million as compared to fiscal year 2014. Considering foreign exchange impact the Fuel Ingredients segment gross margins for fiscal year 2015 were 27.8% higher as compared to the adjusted gross margins for fiscal year 2014.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for fiscal year 2015 and comparing to the average currency rate for fiscal year 2014, this would result in an increase in operating income in fiscal year 2015 of approximately $49.0 million. This is impacted mainly due to a drop in the euro and Canadian dollar as compared to the U.S. dollar. The average rates assumptions used in this calculation was the actual fiscal average rate for fiscal year 2014 of €1.00:USD$1.32 and CAD$1.00:USD$0.90 as compared to the average rate for fiscal year 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $33.4 million during fiscal year 2015, a $8.4 million decrease from $41.8 million during fiscal year 2014. The decrease was primarily due to a decrease in corporate payroll and related benefits and elimination of third party service providers.

Acquisition and Integration Costs.  Acquisition and integration costs primarily related to the VION Acquisition and the Rothsay Acquisition were $8.3 million during fiscal year 2015, as compared to $24.7 million in fiscal year 2014. The decrease is mainly due to the fact that the majority of the costs in fiscal year 2015 relate to the integration of operations, systems integration and Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition as compared to the higher costs incurred in fiscal year 2014 that related mostly to VION Acquisition costs and Rothsay Acquisition integration costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $1.0 million to $10.5 million during fiscal year 2015 as compared to $9.5 million during fiscal year 2014.  The increase in depreciation and amortization is primarily due to the VION Acquisition and Rothsay Acquisition and depreciation associated with the Company's new ERP system.

Interest Expense. Interest expense was $105.5 million for fiscal year 2015, compared to $135.4 million for fiscal year 2014, a decrease of $29.9 million. The decrease in interest expense is primarily due to prior year charges relating to (i) the redemption premium paid of approximately $27.3 million to retire the Company's 8.5% Senior Notes due 2018, (ii) the approximately $4.3 million write-off of deferred loan costs related to the retirement of the 8.5% Senior notes, (iii) interest paid of approximately $2.3 million on the 8.5% Senior notes in the prior year and a decrease in interest expense for fiscal year 2015 as a result of lower outstanding borrowing under the Company's Amended Credit Agreement that was more than offset by the approximately $10.6 million write-off of deferred loan costs for fiscal year 2015 related to the payoff of the Euro Term Loan B.

Foreign Currency Gains/(Losses).  Foreign currency losses were $4.9 million during fiscal year 2015, as compared to a loss of approximately $13.5 million for fiscal year 2014. The decrease is mainly due to a prior year $12.6 million loss on certain euro forward contracts entered into to hedge the foreign exchange risk related to the closing of the VION Acquisition in fiscal year 2014, that more than offset current year losses on non-designated foreign exchange hedge contracts related to the Company's intercompany notes and other foreign exchange transactions.

Other Income/Expense. Other expense was $6.8 million for fiscal year 2015, compared to other income of $0.3 million in fiscal year 2014.  The increase in other expense for fiscal year 2015 as compared to fiscal year 2014 is mainly due to current year fire and casualty losses in Canada, the Netherlands and Brazil of approximately $3.0 million as compared to insurance proceeds received of approximately $1.5 million in the prior year on past casualty and fire losses and a legal settlement of approximately $1.8 million.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for fiscal year 2015. In fiscal year 2015, net income was $73.4 million compared to a net income of $65.6 million in fiscal year 2014. The $7.8 million increase in net income is primarily due the increase in the amount of blenders tax credit the DGD Joint Venture recorded in fiscal year 2015, as compared to fiscal year 2014, which more than offset reduced petroleum prices during fiscal year 2015 as compared to fiscal year 2014.

Income Taxes. The Company recorded income tax expense of $13.5 million for fiscal year 2015, compared to $13.1 million of income tax expense recorded in fiscal year 2014, an increase of $0.4 million, which is primarily due to increased pre-tax earnings of the Company in fiscal year 2015.  The effective tax rate for fiscal year 2015 and fiscal year 2014 is 13.7% and 16.1%, respectively. The effective tax rate for fiscal year 2015 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, relative mix of earnings among jurisdictions with different tax rates, subpart F income and change in valuation allowance. The effective tax rate for fiscal year 2014 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, relative mix of earnings amount jurisdictions with different tax rates, non-deductible transaction-related costs, subpart F income and change in valuation allowance.

Results of Operations

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

Fiscal 2013

•
$15.3 million ($0.13 per diluted share) associated with the acquisition costs of the Rothsay Acquisition, the acquisition costs related to the acquired shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation (“TRS”), and EV Acquisition, Inc., an Arkansas corporation (the “Terra Transaction”) and the incurred costs related to the VION Acquisition during the period;

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

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Fiscal Year Ended January 2, 2016 Compared to Fiscal Year Ended January 3, 2015 - Non-U.S. GAAP Measures.”

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

Reconciliation (Non-GAAP) Adjusted Diluted Earnings Per Share and (Non-GAAP) Adjusted Net Income Attributable to Darling

	Fiscal Year Ended
(dollars in millions, except earnings per share)	January 3, 2015	December 28, 2013
Net income attributable to Darling	$64.2	$109.0
Adjusted for acquisition related items (a)
Non-cash inventory step-up associated with the VION Acquisition	31.3	—
Acquisition and integration costs	21.0	15.3
Amortization of intangibles	52.6	19.7
Bridge financing	—	8.0
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	19.9	—
Foreign currency hedge of VION purchase price	7.9	(16.9)
Adjusted income attributable to Darling (Non-GAAP)	$196.9	$135.1

Weighted average shares of common stock outstanding	165,059	119,924

Diluted earnings per share, as reported	$0.39	$0.91

Non-cash inventory step-up associated with the VION Acquisition	0.19	—
Acquisition and integration costs	0.13	0.13
Amortization of intangibles	0.32	0.16
Bridge financing	—	0.07
Redemption premium on 8.5% Senior Notes and write-off deferred loan costs	0.12	—
Foreign currency hedge of VION purchase price	0.05	(0.14)
Adjusted diluted earnings per share attributable to Darling (Non-GAAP)	$1.20	$1.13

(a)
Adjustments to net income attributable to Darling and diluted earnings per share of acquisition related items are net of tax. Calculations of all adjustment tax amounts were at the applicable effective tax rate for the period, except for fiscal 2014 and fiscal 2013, which were impacted by biofuel tax incentives and nonrecurring acquisition and integration costs. The effective tax rate used for calculating Non-GAAP Adjusted EPS in the above table for the years ended January 3, 2015 and December 28, 2013 was 37.1% and 38.5%, respectively.

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

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Gross Margin %	23.0%	17.5%	20.2%	—%	21.1%

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/ (loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income/ (loss) before income taxes					$81,452

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2013
Net Sales	$1,788,563	$—	$13,705	$—	$1,802,268
Cost of sales and operating expenses	1,329,057	—	10,762	—	1,339,819
Gross Margin	459,506	—	2,943	—	462,449

Gross Margin %	25.7%	—%	21.5%	—%	25.7%

Selling, general and administrative expense	149,160	—	928	20,737	170,825
Acquisition costs	—	—	—	23,271	23,271
Depreciation and amortization	93,120	—	368	5,299	98,787
Segment operating income/(loss)	217,226	—	1,647	(49,307)	169,566

Equity in net income of unconsolidated subsidiaries	—	—	7,660	—	7,660
Segment income	217,226	—	9,307	(49,307)	177,226

Total other expense					(13,548)
Income before income taxes					$163,678

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

Food Ingredients operating income for fiscal year 2014 was $26.9 million. The Company had no Food Ingredients segment or products prior to the VION Acquisition, and therefore had no Food Ingredients performance in the prior year period to provide comparability. The Food Ingredients segment results for the twelve months of fiscal 2014 include $35.3 million related to the non-cash inventory step-up associated with the purchase accounting for the VION Acquisition. Without the non-cash inventory step-up, the Food Ingredients segment operating income for the twelve months of fiscal 2014 would have been $62.2 million. The gelatin business performed modestly lower to the prior year as result of margin pressure from a decrease in finished product prices, softness in demand in China and increased raw material prices in South America driven from demand in alternative end markets. The European specialty ingredients business performed comparably to the prior year, notwithstanding the issue associated with the closing of the Russian trade border in the second quarter of fiscal 2014. The Company's casing business also performed comparably to the prior year.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2014 was $21.3 million, an increase of $19.7 million as compared to $1.6 million in fiscal 2013. Including the DGD Joint Venture, the Fuel Ingredients segment income for the twelve months of fiscal 2014 was $85.1 million as compared to $9.3 million in the same period in fiscal 2013. The financial results are improved over the same period of fiscal 2013 mainly due to the inclusion of the newly acquired European business. The results were below expectations as the North American biofuel results were negatively impacted by lower RIN values during fiscal 2014, resulting from an uncertain regulatory environment with respect to the U.S. mandated RVO requirements for 2014 and the shutdown of the DGD Facility as a result of the fire incident on August 3, 2014. The passing of the blenders tax credit in December 2014 increased results in the fourth quarter of fiscal 2014 by approximately $5.5 million at Darling's U.S. and Canada plants and by approximately $63.0 million at the DGD Joint Venture.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the twelve months ended January 3, 2015, the raw material processed by the Company totaled 9.24 million metric tons. Of this amount, 7.12 million metric tons was in the Feed Ingredients segment, 1.05 million metric tons was in the Food Ingredients segment, and 1.07 million metric tons was in the Fuel Ingredients segment. The raw materials processed total and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture. Globally, raw material volumes were in line with the Company’s expectations.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Gross Margin %	23.0%	17.5%	20.2%	—	21.1%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2013
Gross Margin %	25.7%	—%	21.5%	—%	25.7%

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

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the twelve months ended January 3, 2015, the gross margin percentage was 20.2% as compared to 21.5% for the same period in fiscal 2013, or a decrease of 1.3 points (6.0%). Adjusting for the impact of the non-cash inventory step-up had no impact on the gross margin percentage in fiscal 2014. The increase in adjusted gross margin percentage is related to the inclusion of the newly acquired businesses. In addition, in the fourth quarter of fiscal 2014 the Company recorded revenues of approximately $5.5 million related to the blenders tax credit.

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

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. Mainly represents the Company's portion of the income of the DGD Joint Venture for the year ended January 3, 2015. In the year ended January 3, 2015 the net income from the DGD Joint Venture was $63.8 million compared to a net income of $7.7 million in the same period in fiscal 2013. The $56.1 million increase in net income is primarily due the extension of a blenders tax credit during fiscal 2014, which more than offset any decrease in income due to the shutdown of the facility as result of the fire incident on August 3, 2014.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at January 2, 2016. On January 2, 2016, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
4.75 % Notes due 2022 - Denominated in euros	$560,912

Amended Credit Agreement:
Term Loan A	$277,181
Term Loan B	$589,500
Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	9,358
Letters of credit issued	33,935
Availability	$956,707

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the “Former Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•
As of January 2, 2016, the Company had availability of $956.7 million under the revolving loan facility, taking into account an aggregate of $9.4 million outstanding borrowings and letters of credit issued of $33.9 million.

•
As of January 2, 2016, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$15.0 million and $20.0 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of January 2, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $10.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.75% per annum or base rate/Canadian prime rate plus 1.75% per annum, subject to certain step-downs based on Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro revolving loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on our total leverage ratio. For term loan B loans, the LIBOR rate cannot be less than 0.75%.

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”). For a description of the terms of the 5.375% Notes see Note 10 of Notes to Consolidated Financial Statements.

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “Note Issuer”), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Senior Notes due 2022 (the “4.75% Notes”).

The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the Note Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. For a description of the terms of the 4.75% Notes see Note 10 of Notes to Consolidated Financial Statements.

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

The classification of long-term debt in the Company’s January 2, 2016 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

As of January 2, 2016, the Company believes it is in compliance with all of the financial covenants, which include an interest coverage ratio, a total leverage ratio and a secured leverage ratio under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On January 2, 2016, the Company had working capital of $488.0 million and its working capital ratio was 2.10 to 1 compared to working capital of $525.2 million and a working capital ratio of 2.09 to 1 on January 3, 2015.  At January 2, 2016, the Company had unrestricted cash of $156.9 million and funds available under the revolving credit facility of $956.7 million, compared to unrestricted cash of $108.8 million and funds available under the revolving credit facility of $865.9 million at January 3, 2015.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $421.3 million and $275.2 million for the fiscal years ended January 2, 2016 and January 3, 2015, respectively, an increase of $146.1 million due primarily to decrease in net income of approximately $17.0 million, an increase in distributions from unconsolidated subsidiaries of approximately $26.6 million, changes in operating assets and liabilities that include an increase in cash from income taxes refundable/payable of approximately $34.9 million, an increase in cash from inventory and prepaid expenses of approximately $45.7 million and an increase in cash from accounts payable and accrued expense of approximately $19.8 million. Cash used by investing activities was $229.7 million during fiscal 2015, compared to $2,323.8 million in fiscal 2014, a decrease in cash used of $2,094.1 million, primarily due to cash paid for the VION Acquisition in fiscal 2014.  Net cash used by financing activities was $140.0 million during fiscal 2015 compared to cash provided by financing activities of $1,275.6 million in fiscal 2014, a decrease in cash provided of $1,415.6 million primarily due to borrowing in fiscal 2014 to finance the VION Acquisition.

Capital expenditures of $229.8 million were made during fiscal 2015 as compared to $228.9 million in fiscal 2014, an increase of $0.9 million, or 0.4%. The Company expects to incur approximately $230.0 million in capital expenditures in fiscal 2016. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of January 2, 2016, the Company had spent approximately $38.5 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The expected total cash flow impact of this project will be in the range of approximately $40.0 million to $42.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $17.6 million in fiscal 2015, $34.3 million in fiscal 2014 and $4.7 million in fiscal 2013.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal 2015, the Company has accrued approximately $8.6 million as of January 2, 2016 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 2, 2016.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.6 million in order to meet minimum pension funding requirements to its domestic plans in fiscal 2016. In addition, the Company expects to make payments of approximately $3.1 million under its foreign pension plans in fiscal 2016.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2015 and fiscal 2014 of approximately $0.4 million and $0.3 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2015 of approximately $9.2 million, as compared to $6.8 million in contributions in fiscal 2014.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of January 2, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $225.8 million on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $126.0 million of 2014 calendar year blenders credits from the Internal Revenue Service in April 2015. As a result, the DGD Joint Venture made debt payment of approximately $43 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. As of January 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partner, evaluates its capital structure from time to time, including opportunities to refinance the JV Loan.

On April 10, 2015, as part of a proposed consent decree in a litigation proceeding brought against the U.S. Environmental Protection Agency (“EPA”) by the American Petroleum Institute and the American Fuel and Petrochemical Manufacturers, the EPA announced the establishment of a timeline for issuing the renewable fuel standards for 2014 and 2015.  On November 30, 2015, the EPA published the Final Renewable Fuel Standard Program: Standards for 2014, 2015 and 2016 and Biomass-Based

Diesel Volume for 2017, which included volume requirements of 1.63 billion gallons for 2014, 1.7 billion gallons for 2015, 1.9 billion gallons for 2016 and 2.0 billion gallons for 2017. The final volume requirements for the Advanced Biofuels bucket of 2.67 billion gallons for 2014, 2.88 billion gallons for 2015 and 3.61 billion gallons for 2016 were also announced in the final rule. Advanced Biofuel requirements were not proposed for 2017.

Financial Impact of VION Acquisition

On January 7, 2014, the Company acquired the VION Ingredients business division of VION by purchasing shares of the VION Companies as described in Notes 1 and 2 to the Consolidated Financial Statements. The purchase price for the transaction was approximately €1.6 billion in cash. The purchase price was financed through (i) borrowings under the Amended Credit Agreement; (ii) proceeds from the Company’s $874.0 million public common stock offering in December 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the 5.375% Notes.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal 2015, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”. These factors coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2016 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures related to the Company's ongoing installation activities with respect to its ERP system and cost related to integration of Rothsay and Darling Ingredients International, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 2, 2016 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,936,951	$29,098	$273,941	$13,500	$1,620,412
Operating lease obligations (c)	159,559	37,512	63,648	40,893	17,506
Capital lease obligations (c)	5,060	2,170	2,468	422	—
Estimated interest payable (d)	437,969	83,420	158,056	134,198	62,295
Purchase commitments (e)	83,133	83,133	—	—	—
Pension funding obligation (f)	3,637	3,637	—	—	—
Other obligations	18,313	16,153	1,700	201	259
Total	$2,644,622	$255,123	$499,813	$189,214	$1,700,472

(a)	The above table does not reflect uncertain tax positions at January 2, 2016. The Company's uncertain tax position is approximately $5.6 million.

(b)	Represents debt obligations outstanding as of January 2, 2016. See Note 10 to the consolidated financial statements.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of January 2, 2016.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $3.6 million in required contributions to domestic and foreign pension plans in fiscal 2016.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $54.3 million at the end of fiscal 2015.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of January 2, 2016 relate to operating lease obligations, letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at January 2, 2016 (in thousands):

Other commercial commitments:
Standby letters of credit	$33,935
Foreign bank guarantees	9,509
Total other commercial commitments:	$43,444

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $83.1 million of commodity products, consisting of approximately $65.9 million of finished and raw material products and approximately $15.2 million of natural gas and diesel fuel and approximately $2.0 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at January 2, 2016. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2016, in accordance with U.S. GAAP.

Based upon underlying lease agreements, the Company is obligated to pay approximately $37.5 million for operating leases during fiscal 2016, which are not included in liabilities on the Company’s balance sheet at January 2, 2016.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product and work in process manufacturing cost in the Feed Ingredients and Fuel Ingredients segments is calculated primarily using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  In the Food Ingredients segment inventory cost is primarily determined based on the weighted average cost as the Food Ingredients products have a longer sell cycle. Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date, or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $344.6 million and $401.6 million at January 2, 2016 and January 3, 2015, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 3 to 8 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $186.6 million, $186.0 million and $66.7 million in fiscal years ending January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these finite lived intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 21 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 4 to 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 10 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $83.3 million, $83.6 million and $32.1 million in fiscal years ending January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2015, fiscal 2014 and fiscal 2013, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $1,508.2 million and $1,574.1 million at January 2, 2016 and January 3, 2015, respectively.  The net book value of intangible assets was approximately $782.3 million and $932.4 million at January 2, 2016 and January 3, 2015, respectively.

Goodwill Valuation

During the fourth quarter of fiscal 2014, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from the end of the Company's fiscal year to the end of October. This is a change in method of applying an accounting principle, which management believes is a preferable alternative as the new date of the assessment is more closely aligned with Company's strategic planning process. The change in assessment date did not delay, accelerate or avoid a potential impairment charge in fiscal 2014. The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 31, 2015 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 31, 2015, October 25, 2014 of fiscal 2014 and year end of fiscal 2013, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of seven of the Company's nine reporting units was less than 30% of its carrying value and four reporting units (Canada Fuel, Canada Feed, Rousselot and ERS Food) were less than 10% of its carrying value. With goodwill of approximately $512.4 million on these four reporting units, which was substantially less than the percentage by which the fair values of the Company's other two reporting units with goodwill exceeded their carrying values.  The Company determined the fair value of reporting units with the assistance of a valuation expert, which was primarily based on the Income Approach. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these seven reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these seven reporting units was approximately $782.8 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,233.1 million and $1,320.4 million at January 2, 2016 and January 3, 2015, respectively.

Self Insurance, Environmental and Legal Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to environmental and litigation matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental and litigation reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At January 2, 2016 and January 3, 2015, the reserves for self insurance, environmental and litigation contingencies aggregated to approximately $54.6 million and $56.8 million, respectively. The Company has insurance recovery receivables of approximately $12.2 million and $11.4 million, respectively, related to these liabilities.

Pension Liability

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees. Most retirement benefits to employees are provided by the Company under separate final-pay noncontributory and contributory defined benefit pension plans for all salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  Effective January 1, 2012, the Company's Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling's domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites. Effective on December 31, 2015, the largest foreign defined benefit plan was terminated. As a result of the terminated plan, all future accruals ceased, representing a curtailment of the future accruals. As part of the termination, the Company's subsidiary transferred all past service benefits and all assets in the plan to a third party insurance provider as a settlement of the plan. In place of this defined benefit plan, future benefits are now being provided for through a multiemployer plan that will be accounted for as a defined contribution plan. See Note 15 of Notes to Consolidated Financial Statements for information on the Company's domestic and foreign pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 4.13% and 2.79% at January 2, 2016 and January 3, 2015, respectively.  The net periodic benefit cost for fiscal 2016 would increase by approximately $1.1 million if the discount rate was 0.5% lower at a weighted average of 3.63%.  The net periodic benefit cost for fiscal 2016 would decrease by approximately $1.0 million if the discount rate was 0.5% higher at a weighted average of 4.63%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 6.62% and 5.06% for fiscal 2015 and fiscal 2014, respectively.  During fiscal 2015, the Company’s actual return on pension plan assets was a loss of $17.9 million or approximately (5.4)% of pension plan assets as compared to fiscal 2014 where the Company’s actual return on pension plan assets was a gain of $67.1 million or approximately 23.1% of pension plan assets.

The Company has recorded a net pension liability of approximately $54.3 million and $66.9 million at January 2, 2016 and January 3, 2015, respectively.  The Company’s net pension cost was approximately $6.4 million, $6.1 million and $3.9 million for the fiscal years ending January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  The projected net periodic pension expense for fiscal 2016 is expected to increase by approximately $0.3 million as compared to fiscal 2015.

Income Taxes

In calculating net income, the Company includes estimates in the calculation of income tax expense, the resulting tax liability and in future realization of deferred tax assets that arise from temporary differences between financial statement reporting and tax recognition of revenue and expense.  Valuation allowances for deferred tax assets are recorded when it is more likely than not that deferred tax assets will not be realized.  The Company records the provision for uncertain tax positions only if it is more likely than not that the tax position will not be sustained upon examination by the relevant taxing authority.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes, requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The Company has early adopted ASU No. 2015-17 effective January 2, 2016 on a retrospective basis. As required by ASU No. 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's consolidated balance sheets, which is a change from the Company's historical presentation whereby certain of the Company's deferred tax assets and liabilities were classified as current and the remaining amount was classified as non-current. See Note 12 Income Taxes for impact of adopting this standard. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU amends Topic 805, Business Combinations. This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. This ASU requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company has elected to early adopt the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. See Note 15 Employee Benefit Plans for impact of adopting this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company's consolidated financial statements. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard and the transition plan the Company will adopt in 2016.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report, including, without limitation, the statements under the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company's financial position and the Company's use of cash are forward-looking statements.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; unanticipated costs or operating problems related to the acquisition and integration of Rothsay and Darling Ingredients International (including transactional costs and integration of the new ERP system); global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices; including continued decline in fat and used cooking oil finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like RFS2 and tax credits for biofuels both in the Unites States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Bird Flu including, but not limited to H5N1 flu, BSE, PED or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At January 2, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2014 and fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2016. As of January 2, 2016, the aggregate fair value of these corn option contracts was $3.2 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of January 2, 2016, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	35,305	Euro	8,400	4.06 - 4.42	$9,051
Brazilian real	67,670	U.S. dollar	17,250	3.82 - 4.07	17,250
Euro	251,908	U.S. dollar	271,964	1.06 - 1.14	271,964
Euro	8,834	Polish zloty	38,000	4.28 - 4.37	9,621
Euro	5,356	Japanese yen	709,859	130.51 - 135.25	5,834
Euro	34,707	Chinese renminbi	247,938	7.14	37,801
Euro	9,616	Australian dollar	13,950	1.45 - 1.51	10,473
Polish zloty	16,380	Euro	3,820	4.25 - 4.37	4,186
British pound	72	Euro	100	0.72	107
Japanese yen	53,039	U.S. dollar	438	120.06 - 122.90	438
					$366,725

The above foreign currency contracts mature within one year and include hedges on approximately $253.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $(3.8) million and are included in other current assets and accrued expenses at January 2, 2016.

Additionally, the Company had corn options contracts that are marked to market because they did not qualify for hedge accounting at January 2, 2016.  These contracts have an aggregate fair value of approximately $0.6 million and are included in current other assets and accrued expenses at January 2, 2016.

As of January 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $15.2 million of natural gas and diesel fuel and approximately $2.0 million of other commitments in fiscal 2016.  As of January 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $65.9 million of finished product in fiscal 2016 and years beyond.

Interest Rate Sensitivity

At January 2, 2016, the Company's fixed rate debt obligations consist of the 5.375% Notes, the 4.75% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.04%. As of January 2, 2016, the Company has long-term debt of approximately $0.9 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $8.8 million.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen and the Argentine peso.

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

We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling Ingredients Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling Ingredients Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 1, 2016

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling Ingredients Inc.:

We have audited Darling Ingredients Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Darling Ingredients Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Darling Ingredients Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling Ingredients Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2016, and our report dated March 1, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 1, 2016

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 2, 2016 and January 3, 2015
(in thousands, except share and per share data)

ASSETS	January 2, 2016	January 3, 2015
Current assets:
Cash and cash equivalents	$156,884	$108,784
Restricted cash	331	343
Accounts receivable, less allowance for bad debts of $9,732 at January 2, 2016 and $10,835 at January 3, 2015	371,392	409,779
Inventories	344,583	401,613
Prepaid expenses	36,175	44,629
Income taxes refundable	11,963	22,140
Other current assets	10,460	21,324
Total current assets	931,788	1,008,612

Property, plant and equipment, net	1,508,167	1,574,116
Intangible assets, less accumulated amortization of $252,719 at January 2, 2016 and $184,909 at January 3, 2015	782,349	932,413
Goodwill	1,233,102	1,320,419
Investment in unconsolidated subsidiaries	247,238	202,712
Other assets	70,606	71,009
Deferred income taxes	16,352	17,266
	$4,789,602	$5,126,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47,244	$54,401
Accounts payable, principally trade	149,998	168,518
Income taxes payable	6,679	4,363
Accrued expenses	239,825	256,119
Total current liabilities	443,746	483,401

Long-term debt, net of current portion	1,912,756	2,098,039
Other noncurrent liabilities	97,809	114,700
Deferred income taxes	360,681	379,273
Total liabilities	2,814,992	3,075,413

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 167,070,983 and 166,213,793 shares issued at January 2, 2016 and January 3, 2015, respectively	1,671	1,662
Additional paid-in capital	1,488,783	1,479,637
Treasury stock, at cost; 2,335,607 and 1,501,130 shares at January 2, 2016 and January 3, 2015, respectively	(34,316)	(23,207)
Accumulated other comprehensive loss	(335,918)	(177,060)
Retained earnings	750,489	671,958
Total Darling's stockholders’ equity	1,870,709	1,952,990
Noncontrolling interests	103,901	98,144
Total stockholders’ equity	1,974,610	2,051,134
	$4,789,602	$5,126,547

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 2, 2016
(in thousands, except per share data)

	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$3,397,446	$3,956,443	$1,802,268
Costs and expenses:
Cost of sales and operating expenses	2,654,025	3,123,171	1,339,819
Selling, general and administrative expenses	322,574	374,580	170,825
Depreciation and amortization	269,904	269,517	98,787
Acquisition and integration costs	8,299	24,667	23,271
Total costs and expenses	3,254,802	3,791,935	1,632,702
Operating income	142,644	164,508	169,566

Other expense:
Interest expense	(105,530)	(135,416)	(38,108)
Foreign currency gains/(losses)	(4,911)	(13,548)	28,107
Other income/(expense), net	(6,839)	299	(3,547)
Total other expense	(117,280)	(148,665)	(13,548)

Equity in net income of unconsolidated subsidiaries	73,416	65,609	7,660
Income from operations before income taxes	98,780	81,452	163,678

Income taxes	13,501	13,141	54,711

Net income	85,279	68,311	108,967

Net income attributable to noncontrolling interests	(6,748)	(4,096)	—

Net income attributable to Darling	$78,531	$64,215	$108,967

Net income per share:
Basic	$0.48	$0.39	$0.91
Diluted	$0.48	$0.39	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended January 2, 2016
(in thousands)

	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$85,279	$68,311	$108,967
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(162,436)	(119,684)	(14,502)
Pension adjustments	4,202	(20,381)	15,140
Natural gas swap derivative adjustments	—	(113)	127
Corn option derivative adjustments	1,767	(1,259)	1,141
Total other comprehensive income/(loss), net of tax	(156,467)	(141,437)	1,906
Total comprehensive income/(loss)	(71,188)	(73,126)	110,873
Comprehensive income attributable to noncontrolling interests	9,139	10,296	—
Comprehensive income/(loss) attributable to Darling	$(80,327)	$(83,422)	$110,873

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended January 2, 2016
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2012	117,814,991	$1,186	$603,836	$(10,033)	$(31,329)	$498,776	$1,062,436	$—	$1,062,436
Net income	—	—	—	—	—	108,967	108,967	—	108,967
Pension liability adjustments, net of tax	—	—	—	—	15,140	—	15,140	—	15,140
Natural gas swap derivative adjustment, net of tax	—	—	—	—	127	—	127	—	127
Corn option derivative adjustment, net of tax	—	—	—	—	1,141	—	1,141	—	1,141
Foreign currency translation adjustments	—	—	—	—	(14,502)	—	(14,502)	—	(14,502)
Issuance of non-vested stock	387,681	4	6,535	—	—	—	6,539	—	6,539
Stock-based compensation	—	—	50	—	—	—	50	—	50
Tax benefits associated with stock-based compensation	—	—	1,138	—	—	—	1,138	—	1,138
Treasury stock	(185,919)	—	—	(3,238)	—	—	(3,238)	—	(3,238)
Issuance of common stock	46,250,672	463	842,691	—	—	—	843,154	—	843,154
Balances at December 28, 2013	164,267,425	$1,653	$1,454,250	$(13,271)	$(29,423)	$607,743	$2,020,952	$—	$2,020,952
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	90,919	90,919
Net income	—	—	—	—	—	64,215	64,215	4,096	68,311
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,272)	(4,272)
Additions to noncontrolling interests	—	—	—	—	—	—	—	1,201	1,201
Pension liability adjustments, net of tax	—	—	—	—	(20,381)	—	(20,381)	—	(20,381)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(113)	—	(113)	—	(113)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Foreign currency translation adjustments	—	—	—	—	(125,884)	—	(125,884)	6,200	(119,684)
Issuance of non-vested stock	209,827	2	4,369	—	—	—	4,371	—	4,371
Stock-based compensation	—	—	9,993	—	—	—	9,993	—	9,993
Tax benefits associated with stock-based compensation	—	—	2,420	—	—	—	2,420	—	2,420
Treasury stock	(507,552)	—	—	(9,936)	—	—	(9,936)	—	(9,936)
Issuance of common stock	742,963	7	8,605	—	—	—	8,612	—	8,612
Balances at January 3, 2015	164,712,663	$1,662	$1,479,637	$(23,207)	$(177,060)	$671,958	$1,952,990	$98,144	$2,051,134
Net income	—	—	—	—	—	78,531	78,531	6,748	85,279
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,295)	(3,295)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Pension liability adjustments, net of tax	—	—	—	—	4,202	—	4,202	—	4,202
Corn option derivative adjustment, net of tax	—	—	—	—	1,767	—	1,767	—	1,767
Foreign currency translation adjustments	—	—	—	—	(164,827)	—	(164,827)	2,391	(162,436)
Issuance of non-vested stock	261,615	3	3,788	—	—	—	3,791	—	3,791
Stock-based compensation	—	—	2,083	—	—	—	2,083	—	2,083
Tax benefits associated with stock-based compensation	—	—	(389)	—	—	—	(389)	—	(389)
Treasury stock	(834,477)	—	—	(11,109)	—	—	(11,109)	—	(11,109)
Issuance of common stock	595,575	6	3,664	—	—	—	3,670	—	3,670
Balances at January 2, 2016	164,735,376	$1,671	$1,488,783	$(34,316)	$(335,918)	$750,489	$1,870,709	$103,901	$1,974,610
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 2, 2016
(in thousands)

	January 2, 2016	January 3, 2015	December 28, 2013
Cash flows from operating activities:
Net income	$85,279	$68,311	$108,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,904	269,517	98,787
Deferred income taxes	7,807	(21,216)	24,593
Loss/(gain) on sale of assets	1,311	(2,437)	(1,245)
Gain on insurance proceeds from insurance settlement	(561)	(1,550)	(1,981)
Increase/(decrease) in long-term pension liability	(4,811)	9,593	(9,010)
Stock-based compensation expense	8,995	20,807	9,433
Write-off deferred loan costs	10,633	4,330	—
Deferred loan cost amortization	10,155	9,949	3,451
Equity in net income of unconsolidated subsidiary	(73,416)	(65,609)	(7,660)
Distributions of earnings from unconsolidated subsidiaries	26,589	—	—
Unrealized gain on foreign currency hedge	—	—	(27,516)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,214	982	4,424
Income taxes refundable/payable	12,377	(22,451)	(15,316)
Inventories and prepaid expenses	34,536	(11,194)	2,059
Accounts payable and accrued expenses	(11,449)	(31,223)	8,521
Other	35,785	47,363	13,214
Net cash provided by operating activities	421,348	275,172	210,721
Cash flows from investing activities:
Capital expenditures	(229,848)	(228,918)	(118,307)
Acquisitions, net of cash acquired	(377)	(2,094,400)	(734,075)
Investment in unconsolidated subsidiary	—	—	(44,959)
Gross proceeds from sale of property, plant and equipment and other assets	3,840	9,262	2,358
Proceeds from insurance settlement	561	1,550	1,981
Payments related to routes and other intangibles	(3,845)	(11,288)	(2,423)
Net cash used in investing activities	(229,669)	(2,323,794)	(895,425)
Cash flows from financing activities:
Proceeds from long-term debt	590,745	1,842,184	344,704
Payments on long-term debt	(609,255)	(333,762)	(580)
Borrowings from revolving credit facility	78,244	170,143	293,235
Payments on revolving credit facility	(166,755)	(351,589)	(5,000)
Net cash overdraft financing	(1,261)	4,077	—
Deferred loan costs	(17,310)	(45,223)	(13,320)
Issuance of common stock	171	416	840,558
Repurchase of common stock	(5,912)	—	—
Minimum withholding taxes paid on stock awards	(4,874)	(10,026)	(3,289)
Excess tax benefit/(expense) from stock-based compensation	(389)	2,420	1,138
Addition/(deductions) of noncontrolling interest	(87)	1,201	—
Distributions to noncontrolling interests	(3,295)	(4,272)	—
Net cash provided/(used) in financing activities	(139,978)	1,275,569	1,457,446
Effect of exchange rate changes on cash flows	(3,601)	10,980	(5,134)
Net increase/(decrease) in cash and cash equivalents	48,100	(762,073)	767,608
Cash and cash equivalents at beginning of year	108,784	870,857	103,249
Cash and cash equivalents at end of year	$156,884	$108,784	$870,857
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$5,325	$1,340	$1,163
Cash paid during the year for:
Interest, net of capitalized interest	$78,979	$104,834	$21,554
Income taxes, net of refunds	$(3,035)	$28,315	$31,405
Non-cash financing activities
Debt issued for service contract assets	$2,591	$—	$—
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, technical, fuel, bioenergy and fertilizer industries.  As further discussed in Note 2, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the “VION Companies”), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. In addition, on October 28, 2013, Darling completed the acquisition of substantially all of the assets of Rothsay (“Rothsay”), a division of Maple Leaf Foods, Inc. (“MFI”), a Canadian corporation, pursuant to an Acquisition Agreement between MFI and Darling dated August 23, 2013 (the “Rothsay Acquisition”). The Company’s business is conducted through a global network of over 200 locations across five continents. Effective December 29, 2013, the Company's business operations were reorganized into three new segments, Feed Ingredients, Food Ingredients and Fuel Ingredients, in order to better align its business with the underlying markets and customers that the Company serves. All historical periods have been recast to reflect the changes to the segment reporting structure. Comparative segment revenues and related financial information are presented in Note 20 to the consolidated financial statements.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income/(loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income/(loss) attributable to noncontrolling interests”. In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidairies' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 2, 2016, the 53 weeks ended January 3, 2015, and the 52 weeks ended December 28, 2013.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the VION Acquisition.  In the fiscal 2015, the Company has determined that due to a global re-branding strategy, the Griffin Industries trade name in the amount of approximately $65.1 million has been determined to have a limited useful life and therefore the Company has started to amortize the Griffin Industries name over a useful life of 10 years. Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting , land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, consulting, land use rights and leasehold agreements are amortized over the term of the agreement.

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2015, 2014 and 2013 no such events occurred requiring that the Company perform testing of its long-lived assets for impairment.

(8)	Goodwill

During the fourth quarter of fiscal 2014, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from the end of the Company's fiscal year to the end of October. This is a change in method of applying an accounting principle, which management believes is a preferable alternative as the new date of the assessment is more closely aligned with Company's strategic planning process. The change in assessment date did not delay, accelerate or avoid a potential

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

impairment charge. The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 31, 2015 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2015, 2014 and 2013, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,233.1 million and $1,320.4 million at January 2, 2016 and January 3, 2015, respectively.  See Note 6 for further information on the Company’s goodwill.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Net Income per Common Share (in thousands, except per share data)
		January 2,			January 3,			December 28,
		2016			2015			2013
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$78,531	165,031	$0.48	$64,215	164,627	$0.39	$108,967	119,526	$0.91

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	168	—	—	806	—	—	848	—
Less: Pro-forma treasury shares	—	(80)	—	—	(374)	—	—	(450)	—
Diluted:
Net income attributable to Darling	$78,531	165,119	$0.48	$64,215	165,059	$0.39	$108,967	119,924	$0.91

For fiscal 2015, 2014 and 2013, respectively, 790,092, 319,240 and 135,733 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2015, 2014 and 2013, respectively, 587,961, 751,444 and 57,257 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(12)	Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.

Total stock-based compensation recognized in the statement of operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was approximately $9.0 million, $20.9 million and $9.4 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $3.3 million, $5.9 million and $3.7 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow when recognized as current income tax benefit or expense.  For the year ended January 2, 2016 the Company recognized $0.4 million of such tax expense as a decrease in financing cash flow. For the year ended January 3, 2015 and December 28, 2013, the Company recognized $2.4 million and $1.1 million, respectively as an increase in financing cash flows related to such deductions.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.375% Senior Notes due 2022, 4.75% Senior Notes due 2022, term loans and revolver borrowings outstanding at January 2, 2016, as described in Note 10 have a fair value based on market valuation from a third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

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

At January 2, 2016, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 22 for further information on the Company's related party transactions.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $164.8 million, $125.9 million and $14.5 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The large increase in translation losses on the balance sheet has occurred primarily as a result of the strengthening of the U.S. dollar when compared to the Company's largest foreign currencies, the euro and Canadian dollar. In addition, the Company incurred foreign currency gains/(losses) in the statement of operations of approximately$(4.9) million, $(13.5) million and $28.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, which includes $12.6 million loss being recorded in fiscal 2014 upon settlement of foreign exchange contracts that did not qualify for hedge accounting to mitigate the foreign exchange rate risk of the acquisition price of the VION Acquisition and $27.5 million gain being recorded in fiscal 2013 representing the unrealized gain on the foreign exchange rate risk of the acquisition price on the foreign exchange contracts of the VION Acquisition that was recorded as an other current asset on the balance sheet at December 28, 2013.

(19)	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    ACQUISITIONS

On January 7, 2014, the Company acquired the VION Ingredients business division from VION by purchasing shares of the VION Companies as described in Note 1, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in pharmaceuticals, food, pet food, feed, fuel, bioenergy and fertilizer. On January 7, 2014, Darling Ingredients International operated a global network of production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (bioenergy), Sonac (bone products, proteins, fats, edible fats and plasma products), Ecoson (bioenergy), Rousselot (gelatin and collagen hydrolysates), CTH (natural casings) and Best Hides (hides and skins). The purchase of the VION Companies allows the Company to have a global reach. The purchase price for the transaction was approximately€1.6 billion in cash (approximately $2.2 billion at the exchange rate of €1.00:USD$1.3605 ). The purchase price was financed through (i) borrowings under the Company’s senior secured revolving credit facility and term loan facilities; (ii) proceeds from the Company’s $874.0 million public common stock offering in the fourth quarter of fiscal 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the Company’s 5.375% Senior Notes due 2022, that closed on January 2, 2014.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the VION Acquisition as of January 7, 2014 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

During the fourth quarter of fiscal 2014, the Company completed the purchase accounting for the VION Acquisition. Subsequent to the preliminary purchase price allocation in the first quarter of fiscal 2014, the Company made adjustments to the provisional amounts to increase working capital of approximately $84.0 million, decrease property, plant and equipment of approximately $27.3 million, decrease identifiable intangibles of $17.6 million, decrease goodwill of approximately $72.1 million and increase other of approximately $27.0 million. The impact of these adjustments during the measurement period did not have a material impact to earnings for fiscal 2014 or any quarterly period during fiscal 2014.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The Company also incurred selling and general administrative expenses as part of the VION Acquisition and the Rothsay Acquisition for consulting and legal expenses and integration expenses in the amount of approximately$8.3 million, $24.4 million and $22.2 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

On October 1, 2014, the Company acquired substantially all of the assets of Custom Blenders Arkansas, LLC, an Indiana limited liability company, Custom Blenders Georgia, LLC, a Georgia limited liability company, Custom Blenders Indiana, Inc., an Indiana corporation, and Custom Blenders Texas, LLC, an Indiana limited liability company (collectively “Custom Blenders”), one of the leading bakery residuals recyclers in the United States. The acquisition includes Custom Blenders' operations in Indiana, Georgia, Texas, and Arkansas. The acquisition provided significant synergies to the Company's suppliers and customers in the Feed Ingredients segment. The Company paid approximately $18.8 million in cash less a contingent receivable of approximately $0.8 million recorded against goodwill and an adjustment to inventory of approximately $0.5 million recorded in fiscal 2015. The purchase price for assets consisting of property, plant and equipment of approximately $3.2 million, intangible assets of approximately $8.6 million, goodwill of approximately $5.2 million and inventory of approximately $1.0 million. The identifiable intangibles have a weighted average life of 14 years.

On August 26, 2013, a wholly-owned subsidiary of Darling, Darling AWS LLC, a Delaware limited liability company, acquired all of the shares of Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation (“TRS”), and EV Acquisition, Inc., an Arkansas corporation (the “Terra Transaction”). The Terra Transaction increased the Company's rendering portfolio by adding to the Company's existing rendering segments grease collection businesses and adds an industrial residuals business as a new line of service for the Company's rendering raw material suppliers within the Feed Ingredients segment.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	January 2, 2016	January 3, 2015
Finished product	$212,829	$255,130
Work in process	84,474	98,936
Supplies and other	47,280	47,547
	$344,583	$401,613

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 2, 2016	January 3, 2015
Land	$156,422	$166,669
Buildings and improvements	448,620	443,081
Machinery and equipment	1,211,465	1,110,598
Vehicles	189,561	170,597
Aircraft	13,504	13,223
Construction in process	141,470	195,647
	2,161,042	2,099,815
Accumulated depreciation	(652,875)	(525,699)
	$1,508,167	$1,574,116

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	January 2, 2016	January 3, 2015
Indefinite Lived Intangible Assets
Trade names	$52,466	$120,330
	52,466	120,330
Finite Lived Intangible Assets:
Routes	390,888	437,816
Permits	494,754	523,398
Non-compete agreements	6,996	7,583
Trade names	75,825	11,983
Royalty, consulting, land use rights and leasehold	14,139	16,212
	982,602	996,992
Accumulated Amortization:
Routes	(99,819)	(75,308)
Permits	(134,752)	(101,010)
Non-compete agreements	(4,628)	(3,595)
Trade names	(11,959)	(3,420)
Royalty, consulting, land use rights and leasehold	(1,561)	(1,576)
	(252,719)	(184,909)
Total Intangible assets, less accumulated amortization	$782,349	$932,413

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2015 as a result of approximately $7.7 million of asset retirements. Amortization expense for the three years ended January 2, 2016, January 3, 2015 and December 28, 2013, was approximately $83.3 million, $83.6 million and $32.1 million, respectively. Amortization expense for the next five fiscal years is estimated to be $76.3 million, $75.0 million, $72.6 million, $71.5 million and $71.0 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2013
Goodwill	$679,811	$—	$37,740	$717,551
Accumulated impairment losses	(15,914)	—	—	(15,914)
	663,897	—	37,740	701,637
Goodwill acquired during year	225,889	375,633	103,806	705,328
Foreign currency translation	(42,192)	(29,480)	(14,874)	(86,546)
Balance at January 3, 2015
Goodwill	863,508	346,153	126,672	1,336,333
Accumulated impairment losses	(15,914)	—	—	(15,914)
	847,594	346,153	126,672	1,320,419
Goodwill acquired during year	(259)	—	521	262
Foreign currency translation	(50,452)	(22,768)	(14,359)	(87,579)
Balance at January 2, 2016
Goodwill	812,797	323,385	112,834	1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$796,883	$323,385	$112,834	$1,233,102

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2015, fiscal 2014 and fiscal 2013, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 31, 2015, October 24, 2014 and December 28, 2013, respectively.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2015	December 31, 2014
Assets:
Total current assets	$261,444	$216,991
Property, plant and equipment, net	356,230	373,117
Other assets	3,034	2,092
Total assets	$620,708	$592,200
Liabilities and members' equity:
Total current portion of long term debt	$62,023	$57,514
Total other current liabilities	19,935	21,313
Total long term debt	86,819	155,273
Total other long term liabilities	380	339
Total members' equity	451,551	357,761
Total liabilities and member's equity	$620,708	$592,200

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues:
Operating revenues	$475,934	$487,834	$213,552
Expenses:
Total costs and expenses	318,660	342,743	189,216
Operating income	157,274	145,091	24,336
Other income	120	82	33
Interest and debt expense, net	(13,604)	(17,640)	(9,049)
Net income	$143,790	$127,533	$15,320

As of January 2, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $225.8 million on the consolidated balance sheet and has recorded approximately $71.9 million, $63.8 million and $7.7 million in equity net income in the unconsolidated subsidiary for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately, $156.6 million, $126.0 million and $50.4 million in blender credits, for its fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. These blenders credits were recorded by the DGD Joint Venture as a reduction of total costs and expenses in the above table. In fiscal 2015 and fiscal 2014, the DGD Joint Venture booked all blenders tax credits in the fourth quarter.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 2, 2016	January 3, 2015
Compensation and benefits	$79,087	$92,863
Utilities and sewage	16,671	18,441
Accrued income, ad valorem, and franchise taxes	13,711	15,615
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	13,643	11,941
Medical claims liability	3,807	5,229
Accrued operating expenses	50,953	55,877
Accrued interest payable	16,060	13,869
Other accrued expense	45,893	42,284
	$239,825	$256,119

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 9.    LEASES

The Company leases 15 processing plants and storage locations, land surrounding certain processing plants, three office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2040.  Minimum rental commitments under noncancellable leases as of January 2, 2016, are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2016	$37,512	$2,170
2017	33,293	1,548
2018	30,355	920
2019	26,171	281
2020	14,722	141
Thereafter	17,506	—
	$159,559	$5,060
Less amounts representing interest		(324)
Capital lease obligations included in current and long-term debt		$4,736

Rent expense was approximately $31.3 million, $29.6 million and $14.4 million, for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

	January 2, 2016	January 3, 2015
Amended Credit Agreement:
Revolving Credit Facility ($9.4 million and $36.9 million denominated in CAD at January 2, 2016 and January 3, 2015, respectively)	$9,358	$101,863
Term Loan A ($97.1 million and $122.2 million denominated in CAD at January 2, 2016 and January 3, 2015, respectively)	277,181	312,161
Term Loan B ($610.2 million denominated in EURO at January 3, 2015)	589,500	1,205,669
5.375% Senior Notes due 2022	500,000	500,000
4.75% Senior Notes due 2022 - denominated in EURO	560,912	—
Other Notes and Obligations	23,049	32,747
	1,960,000	2,152,440
Less Current Maturities	47,244	54,401
	$1,912,756	$2,098,039

As of January 2, 2016, the Company had outstanding debt under a term loan facility and revolving facility denominated in Canadian dollars of CAD$135.0 million and CAD$13.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at January 2, 2016, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$2.1 million and CAD$2.8 million, respectively.

As of January 2, 2016, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at January 2, 2016, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.7 million, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the “Former Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. On January 6, 2014, $600.0 million of the term loan B facility was borrowed in U.S. dollars by Darling and the euro equivalent of $700.0 million of the term loan B facility was borrowed in euros by Darling NL. The proceeds of the term loan B facility and a portion of the revolving loan facility were used by Darling to pay a portion of the consideration for the VION Acquisition. The revolving loan facility will also be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

As of January 2, 2016, the Company has borrowed all $350.0 million of the term loan A facility which, when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

As of January 2, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014 and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021. On June 3, 2015, the Company refinanced €504.9 million of the outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) using the proceeds from the 4.75% Senior Notes due 2022. As a result of the refinance, the Company incurred a charge of approximately $10.6 million from the write-off of deferred loan costs related to Euro Term Loan B.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.75% per annum or base rate/Canadian prime rate plus 1.75% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro revolver loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

As of January 2, 2016, the Company had $180.0 million outstanding under the term loan A facility at LIBOR plus a margin of 2.75% per annum for a total of 3.1875% per annum. The Company had $589.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$135.0 million outstanding under the term loan A Facility and CAD$13.0 million outstanding under the revolver at CDOR plus a margin of 2.75% per annum for a total of 3.7270% per annum. As of January 2, 2016, the Company had availability of $956.7 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $33.9 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $9.5 million at January 2, 2016.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its subsidiaries, (b) certain negative covenants that generally prohibit, subject to various exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio, a maximum secured leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default. Effective May 13, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with the administrative agent and certain of the lenders. The First Amendment removes the previously existing requirement under the Amended Credit Agreement that the maximum total leverage ratio under one of the financial covenants must continue to step down over the life of the Senior Secured Credit Facilities. After giving effect to the First Amendment, the maximum total leverage ratio was amended to 5.0 to 1.0. Effective September 23, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) with the administrative agent and certain of the lenders. The Second Amendment was executed to. among other things, (a) amend the maximum total leverage ratio the Company may not exceed from 5.0 to 1.0 to 5.5 to 1.0, (b) amend the pricing terms for borrowings under the Company's term loan A and revolving facility and related commitment fees and letter of credit fees if the Company's total leverage ratio is greater than 4.25 to 1.0 and (c) modify certain negative covenants. Effective October 14, 2015, Darling and the other borrowers party to the Amended Credit Agreement entered into the Third Amendment to the Second Amended and Restated Credit Agreement with the administrative agent and certain of the lenders to amend the definition of Change in Control in the Amended Credit Agreement to limit the circumstances in which a change in the composition of the board of directors of Darling will constitute a Change in Control under the Amended Credit Agreement.

Pursuant to the Second Amended and Restated Security Agreement, dated as of January 6, 2014 (the “Security Agreement”), by and among Darling, its domestic subsidiaries signatory thereto and any other domestic subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent, the Senior Secured Credit Facilities are secured, subject to certain carveouts and exceptions, by a first priority lien on substantially all of the assets of Darling and such domestic subsidiaries. The obligations of Darling Canada, Darling NL, Darling BV, CTH and any other foreign borrower under the Senior Secured Credit Facilities are also secured by a first priority lien on certain assets of certain of Darling’s foreign subsidiaries organized in Canada, Belgium, Germany, the Netherlands and Brazil, subject to certain carveouts and exceptions.

Pursuant to the Second Amended and Restated Guaranty Agreement, dated as of January 6, 2014 (the “Guaranty Agreement”), (a) the obligations of Darling under the Senior Secured Credit Facilities are guaranteed by certain of Darling’s wholly-owned domestic subsidiaries and (b) the obligations of Darling Canada, Darling NL, Darling BV, CTH and any other foreign borrower under the Senior Secured Credit Facilities are guaranteed by Darling and certain of its domestic and foreign wholly-owned subsidiaries, in each case subject to certain carveouts and exceptions (collectively, the “Credit Agreement Guarantors”).

5.375% Senior Notes due 2022. On December 18, 2013, Darling Escrow Corporation (“Darling Escrow Sub”), a Delaware corporation and wholly-owned subsidiary of Darling, entered into a purchase agreement (the “Original 5.375% Purchase Agreement”) with the initial purchasers party thereto (the “Initial Purchasers”), for the sale of $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Private Notes”). On January 2, 2014, the 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”), with the gross proceeds from the offering of the 5.375% Private Notes and certain additional amounts deposited in an escrow account pending the satisfaction of certain conditions, including the completion of the VION Acquisition, which occurred on January 7, 2014.

On January 8, 2014 (the “Notes Closing Date”), Darling Escrow Sub merged (the “Notes Merger”) with and into Darling (with Darling as the survivor of the Notes Merger), pursuant to an Agreement and Plan of Merger, dated January 8, 2014, between Darling Escrow Sub and Darling.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In connection with the completion of the Notes Merger, pursuant to the provisions of the Original 5.375% Indenture and the Original 5.375% Purchase Agreement, Darling Escrow Sub, Darling and each of Craig Protein Division, Inc. (“Craig Protein”), Darling AWS LLC, Darling National LLC (“Darling National”), Darling Northstar LLC, Darling Global Holdings Inc., EV Acquisition, Inc., Griffin Industries LLC (“Griffin”), Terra Holding Company and TRS, as guarantors (together, the “Original 5.375% Guarantors”) entered into a supplemental indenture with the 5.375% Trustee (the “First Supplemental 5.375% Indenture”), pursuant to which, upon effectiveness of the Notes Merger, Darling assumed all the obligations of Darling Escrow Sub under the 5.375% Private Notes and the Original 5.375% Indenture and the Original 5.375% Guarantors guaranteed the 5.375% Private Notes and agreed to be bound by the terms of the Original 5.375% Indenture applicable to subsidiary guarantors of the 5.375% Private Notes. In addition, in accordance with the provisions of the Original 5.375% Purchase Agreement, upon the completion of the Notes Merger, Darling and the Original 5.375% Guarantors became parties to the Original 5.375% Purchase Agreement, by entering into a Joinder to the Purchase Agreement, dated as of the Notes Closing Date (together with the Original 5.375% Purchase Agreement, the “5.375% Purchase Agreement”), with the Initial Purchasers. Upon satisfaction of the escrow release conditions on the Notes Closing Date, the proceeds from the offering of the 5.375% Private Notes were released from the escrow account in accordance with Darling’s written instructions. Darling used a portion of the proceeds from the offering of the 5.375% Private Notes to pay the Initial Purchasers’ commission related to the offering of the 5.375% Private Notes and certain fees and expenses (including bank fees and expenses) related to the financing of the VION Acquisition and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018 as discussed below.

Darling used the remaining proceeds of the 5.375% Private Notes to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes.

The 5.375% Purchase Agreement contains customary representations, warranties and agreements by Darling and the Original 5.375% Guarantors. In addition, Darling and the Original 5.375% Guarantors have agreed to indemnify the Initial Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"), or to contribute to payments the Initial Purchasers may be required to make because of any of those liabilities.

On April 4, 2014, Darling, as issuer, the Original 5.375% Guarantors, as existing subsidiary guarantors, and each of Rousselot Inc., Rousselot Dubuque Inc., Rousselot Peabody Inc. and Sonac USA LLC, as new subsidiary guarantors (such subsidiaries, together with the Original 5.375% Guarantors and any other Darling subsidiaries that guarantee the 5.375% Notes, the “5.375% Guarantors”) entered into a supplemental indenture with the 5.375% Trustee (the “Second Supplemental 5.375% Indenture,” and together with the Original 5.375% Indenture and the First 5.375% Indenture, the “5.375% Indenture”).

In connection with the assumption of the 5.375% Private Notes by Darling and the guarantee of the 5.375% Private Notes by the Original 5.375% Guarantors, on the Notes Closing Date, Darling and the Original 5.375% Guarantors became parties to, and Darling assumed all of Darling Escrow Sub’s obligations under, a registration rights agreement, dated as of January 2, 2014 (the “Registration Rights Agreement”). In satisfaction of Darling’s obligations under the Registration Rights Agreement, Darling and the 5.375% Guarantors completed a registered exchange offer for the 5.375% Private Notes under the Securities Act during the third quarter of 2014. The terms of the notes issued in exchange for the 5.375% Private Notes and guaranteed by the 5.375% Guarantors (the “5.375% Public Notes” and together with the 5.375% Private Notes and any additional 5.375% Notes issued pursuant to the terms of the 5.375% Indenture, the “5.375% Notes”) are substantially identical in all material respects to the 5.375% Private Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the 5.375% Private Notes do not apply to the 5.375% Public Notes.

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. The Company is not required to make mandatory redemption or sinking fund payments on the 5.375% Notes. However, under certain circumstances, the Company may be required to repurchase all or part of the 5.375% Notes if certain extraordinary events, such as change of control or defined assets sales, occur.

The 5.375% Notes are currently guaranteed on an unsecured senior basis by the 5.375% Guarantors, which constitute all of Darling’s existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling’s foreign subsidiaries). Under the 5.375% Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

by Darling) is required to guarantee the 5.375% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

The 5.375% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Darling and the 5.375% Guarantors. The 5.375% Notes and the guarantees thereof will be effectively junior to existing and future secured debt of Darling and the 5.375% Guarantors, including debt secured by assets that constitute collateral for the Amended Credit Agreement, to the extent of the value of the assets securing such debt. The 5.375% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the subsidiaries of Darling that do not guarantee the 5.375% Notes.

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

The 5.375% Indenture also provides for customary events of default, including, without limitation, payment defaults, covenant defaults, cross acceleration defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency and judgment defaults in excess of specified amounts. If any such event of default occurs and is continuing under the 5.375% Indenture, the 5.375% Trustee or the holders of at least 25% in principal amount of the total outstanding 5.375% Notes may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 5.375% Notes issued under the 5.375% Indenture to be due and payable immediately or, in the case of certain events of bankruptcy and insolvency, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 5.375% Notes shall become immediately due and payable without any declaration or other act on the part of the 5.375% Trustee or the holders.

4.75 % Senior Notes due 2022. On May 29, 2015, Darling Global Finance B.V. (the “Note Issuer”), a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Netherlands and wholly-owned indirect subsidiary of Darling and each of Darling, Griffin, Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling National, Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Rousselot Peabody Inc. and Sonac USA LLC (together, the “Initial 4.75% Guarantors”) entered into a Purchase Agreement (the “4.75% Purchase Agreement”) with Goldman Sachs International (“Goldman Sachs”) and J.P. Morgan Securities plc (“J.P. Morgan”), for themselves and on behalf of the other several initial purchasers named therein (together with Goldman Sachs and J.P. Morgan, the “4.75% Initial Purchasers"), for the sale by the Note Issuer, and the purchase by the 4.75% Initial Purchasers, severally, of €515.0 million aggregate principal amount of the Note Issuer’s 4.75% Senior Notes due 2022 (the “4.75% Notes").

The 4.75% Purchase Agreement contains customary representations, warranties and agreements by the Note Issuer and the Initial 4.75% Guarantors. In addition, the Note Issuer and the Initial 4.75% Guarantors have agreed to indemnify the 4.75% Initial Purchasers against certain liabilities, including liabilities under the Securities Act, as amended, or to contribute to payments the 4.75% Initial Purchasers may be required to make because of any of those liabilities.

On June 3, 2015, the 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the Note Issuer, Darling, the subsidiary guarantors party thereto from time to time (such subsidiaries, together with the Initial 4.75% Guarantors, the “4.75% Guarantors”), Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar.

The gross proceeds from the sale of the 4.75% Notes were €515.0 million. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance outstanding the Euro Term Loan B under the Company’s Senior Secured Credit Facilities, to pay the 4.75% Initial Purchasers’ commission related to the offering of the 4.75% Notes and to pay certain fees and expenses related to the offering of the 4.75% Notes and the refinancing of the Euro Term Loan B. Darling intends to use any remaining proceeds for general corporate purposes. In addition, the Company capitalized $17.3 million of deferred loan costs in fiscal year 2015, which are included in other long-term assets from the issuance of the 4.75% Notes and the First Amendment and Second Amendment to the Amended Credit Agreement.

The 4.75% Notes will mature on May 30, 2022. The Note Issuer will pay interest on the 4.75% Notes on May 30 and November 30 of each year, commencing on November 30, 2015. Interest on the 4.75% Notes will accrue from June 3, 2015 at a rate of 4.75% per annum and be payable in cash. The Company is not required to make mandatory redemption or sinking fund payments on the 4.75% Notes. However, under certain circumstances, the Company may be required to repurchase all or part of the 4.75% Notes if certain extraordinary events, such as change of control or defined assets sales, occur.

The 4.75% Notes are currently guaranteed on an unsecured senior basis by the 4.75% Guarantors. Under the 4.75% Indenture, each restricted subsidiary of Darling (other than Darling’s foreign subsidiaries, the Note Issuer and certain of Darling’s subsidiaries that engage solely in the financing of receivables and are so designated by Darling) is required to guarantee the 4.75% Notes (a) if the Amended Credit Agreement is outstanding and such restricted subsidiary guarantees the Amended Credit Agreement and (b) if the Amended Credit Agreement is not outstanding, if such restricted subsidiary incurs or guarantees certain indebtedness in excess of $50.0 million.

The 4.75% Indenture provides that all payments on the 4.75% Notes or the guarantees of the 4.75% Notes will be made without withholding or deduction for taxes imposed by any relevant tax jurisdiction (as defined in the 4.75% Indenture) unless required by law. In the event that any taxes imposed by any relevant tax jurisdiction are required to be to be withheld or deducted from payments on the 4.75% Notes or the guarantees of the 4.75% Notes, the Note Issuer or the relevant 4.75% Guarantor, as the case may be, will be required, subject to certain exceptions, to pay such additional amounts as may be necessary so that the net amounts received by the holders of the 4.75% Notes after such withholding or deduction are equal to the amounts that such holders would have been received in the absence of any such withholding or deduction.

The 4.75% Notes and the guarantees thereof rank equally in right of payment to any existing and future senior debt of Note Issuer and the 4.75% Guarantors. The 4.75% Notes and the guarantees thereof will be effectively junior to existing and future secured debt of the Note Issuer and the 4.75% Guarantors, including debt secured by assets that constitute collateral for the Amended Credit Agreement, to the extent of the value of the assets securing such debt. The 4.75% Notes and the guarantees thereof will be structurally subordinated to all of the existing and future liabilities (including trade payables and capital lease obligations) of each of the subsidiaries of Darling, other than the Note Issuer, that do not guarantee the 4.75% Notes.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Note Issuer may at any time and from time to time purchase the 4.75% Notes in the open market or otherwise. The Note Issuer may redeem some or all of the 4.75% Notes at any time prior to May 30, 2018, at a redemption price equal to 100% of the principal amount of the 4.75% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 4.75% Indenture and all additional amounts (if any) then due or which will become due on the redemption date.

On and after May 30, 2018, the Note Issuer may redeem all or, from time to time, a part of the 4.75% Notes upon not less than 30 nor more than 60 days' notice at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest, if any, on the 4.75% Notes to, but excluding, the applicable redemption date and all additional amounts (if any) then due or which will become due on the applicable redemption date as a result of the redemption or otherwise (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof), if redeemed during the twelve-month period beginning on May 30 of the years indicated below:

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

The Note Issuer may redeem the 4.75% Notes, in whole but not in part, at its option at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the right of holders on the relevant record dates to receive interest due on the relevant interest payment dates and additional amounts (if any) in respect thereof), if the Issuer or any 4.75% Guarantor is or would be required to pay additional amounts on the 4.75% Notes as the result of certain changes in relevant tax laws after the date on which the 4.75% Notes were first issued and if the requirement to pay such additional amounts cannot be avoided by taking reasonable measures available to the Note Issuer or such 4.75% Guarantor.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

As of January 2, 2016, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Maturities of long-term debt at January 2, 2016 follow (in thousands):

Contractual Debt Payment
2016	$47,244
2017	24,726
2018	253,252
2019	6,420
2020	7,687
thereafter	1,620,671
$1,960,000

Bridge Facility. During 2013, the Company entered into a Bridge Facility (the “Bridge Facility”) commitment with the parties to the Senior Secured Facilities in the aggregate principal amount not to exceed $1.3 billion.  The proceeds of the Bridge Facility if drawn were to be used to finance the VION Acquisition.  The Bridge Facility was available to ensure that the VION Acquisition would close if either or both of certain contemplated unsecured financing and the contemplated issuance of the Company's stock did not occur prior to the closing of the VION Acquisition.  The Company accrued a commitment fee of approximately $13.0 million for the Bridge Facility. The Company recorded the commitment fee as interest expense in December 2013 when it was determined that the Bridge Facility would not be utilized.

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 2, 2016	January 3, 2015
Accrued pension liability (Note 15)	$53,220	$65,929
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	40,927	44,832
Other	3,662	3,939
	$97,809	$114,700

NOTE 12.    INCOME TAXES

U.S. and foreign income from operations before income taxes are as follows (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
United States	$50,473	$58,972	$174,470
Foreign	48,307	22,480	(10,792)
Income from operations before income taxes	$98,780	$81,452	$163,678

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Federal	$(21,775)	$1,134	$8,109
State	411	(884)	7,213
Foreign	29,871	24,770	482
Total current	8,507	25,020	15,804
Deferred:
Federal	13,057	886	40,396
State	(1,521)	1,235	505
Foreign	(6,542)	(14,000)	(1,994)
Total deferred	4,994	(11,879)	38,907
	$13,501	$13,141	$54,711

Income tax expense for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
Computed "expected" tax expense	$34,573	$28,508	$57,287
State income taxes, net of federal benefit	(722)	228	5,017
Change in valuation allowance	4,421	5,420	507
Non-deductible compensation expenses	303	1,622	106
Deferred tax on unremitted foreign earnings	4,848	1,956	—
Sub-Part F income	4,923	3,786	—
Foreign rate differential	(5,653)	(9,754)	694
Biofuel tax incentives	(28,143)	(22,546)	(9,342)
Non-deductible transaction costs	—	4,107	996
Other, net	(1,049)	(186)	(554)
	$13,501	$13,141	$54,711

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes. requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The Company has early adopted ASU No. 2015-17 effective January 2, 2016 on a retrospective basis. As required by ASU No. 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's consolidated balance sheets. This is a change from the Company's historical presentation whereby certain of the Company's deferred tax assets and liabilities were classified as current and the remaining amount was classified as non-current. Upon adoption of ASU No. 2015-17, current deferred tax assets of approximately $45.0 million and current deferred tax liabilities of approximately $0.6 million in the Company's January 3, 2015 consolidated balance sheet were reclassified as non-current.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2016 and January 3, 2015 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2016	January 3, 2015
Deferred tax assets:
Loss contingency reserves	$11,961	$11,500
Employee benefits	9,383	11,866
Pension liability	17,714	20,106
Intangible assets amortization, including taxable goodwill	2,947	3,300
Net operating losses	99,534	75,920
Inventory	7,934	7,965
Other	16,621	11,130
Total gross deferred tax assets	166,094	141,787
Less valuation allowance	(22,209)	(18,037)
Net deferred tax assets	143,885	123,750

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(182,748)	(189,877)
Property, plant and equipment depreciation	(209,925)	(203,602)
Investment in DGD Joint Venture	(46,239)	(41,040)
Tax on unremitted foreign earnings	(48,106)	(47,870)
Other	(1,196)	(3,368)
Total gross deferred tax liabilities	(488,214)	(485,757)
Net deferred tax liability	$(344,329)	$(362,007)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$16,352	$17,266
Non-current deferred tax liability	(360,681)	(379,273)
Net deferred tax liability	$(344,329)	$(362,007)

At January 2, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $118.5 million, which begin to expire in 2019 through 2035.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $4.9 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had approximately $119.5 million of net operating loss carryforwards for state income tax purposes, which expire in 2017 through 2035. Also at January 2, 2016, the Company had U.S. foreign tax credit carryforwards of approximately $2.2 million and state tax credit carryforwards of approximately $0.9 million. The Company had foreign net operating loss carryforwards of about $184.0 million, $88.3 million of which expire in 2016 through 2035 and $95.7 million of which can be carried forward indefinitely. As of January 2, 2016, the Company had a valuation allowance of $3.4 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss and tax credit carryforwards before they expire. The Company also had a valuation allowance of $18.8 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards and other foreign deferred tax assets.

At January 2, 2016, the Company had unrecognized tax benefits of approximately $5.6 million. An indemnity receivable of $4.7 million has also been recorded in respect to the VION Acquisition. There was no material income statement activity in fiscal 2015 in respect to unrecognized tax benefits. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $2.2 million in the next twelve months. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation and the possible settlement of an ongoing income tax audit. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of January 2, 2016, interest and penalties related to unrecognized tax benefits were $1.8 million. These interest and penalties related to the unrecognized tax benefits from the Vion Acquisition and were primarily recorded in purchase accounting.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2016	January 3, 2015
Balance at beginning of Year	$8,130	$652
Change in tax positions related to current year	—	—
Change in tax positions related to prior years	(1,953)	7,935
Expiration of the Statute of Limitations	(573)	(457)
Balance at end of year	$5,604	$8,130

In fiscal 2015, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is currently subject to federal and state examinations in the U.S. for tax years 2012 through 2014. The Company is also subject to regular examination by various foreign tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2009 tax year.

Prior to fiscal 2014, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada through the Rothsay Acquisition. During fiscal 2014, the Company began operations in the other major taxing jurisdictions through the VION Acquisition. The Company expects to indefinitely reinvest the earnings of its foreign subsidiaries outside the U.S. and has generally not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries. At January 2, 2016, the amount of undistributed foreign subsidiary earnings indefinitely reinvested outside of the U.S. for which no U.S. deferred incomes taxes have been provided is approximately $44.0 million. It is not practicable to determine the deferred tax liability related to these undistributed earnings.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. As of January 2, 2016, the Company has approximately $94.1 million remaining under the share repurchase program approved in August 2015.

On December 18, 2013, the Company offered and closed on the sale of 46,000,000 shares of its common stock at a price to the public of $19.00 per share, pursuant to an underwriting agreement dated December 12, 2013. The Company used the net proceeds of approximately $840.5 million to pay for a portion of the VION Acquisition, which closed on January 7, 2014.

On May 8, 2012, the shareholders approved the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”).  The 2012 Omnibus Plan replaced the Company's 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”) for future grants. Under the 2012 Omnibus Plan, the Company is allowed to grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 11,066,544 common shares available under the 2012 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2012 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2012 Omnibus Plan.  The 2012 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2012 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2012 Omnibus Plan.  The Committee has adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2012 Omnibus Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives.  The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP in each of fiscal 2015, 2014 and 2013 to certain of the Company's key employees, including the Chief Executive Officer and other executive officers.   The restricted stock and stock options underlying the LTIP are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2014 and fiscal 2013 and those shares and options were issued in accordance with the terms of the LTIP. See "Fiscal 2015 Long-Term Incentive Opportunity Awards" below for a discussion of the fiscal 2015 LTIP award opportunities. The Company’s stock options granted under the 2012 Omnibus Plan generally terminate 10 years after date of grant.  At January 2, 2016, the number of common shares available for issuance under the 2012 Omnibus Plan was 8,004,569.

The following is a summary of stock-based compensation awards granted during the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

Stock Option Awards. Stock options to purchase Darling common shares are granted by the Committee to certain of the Company's employees as part of the Company's LTIP under the 2012 Omnibus Plan, with an exercise price generally equal to the market value of Darling common shares on the close of the trading day immediately preceding the grant date. During fiscal 2015, 2014 and 2013 only nonqualified stock options were issued and none of the options were incentive stock options. Generally, all awards vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter.

A summary of all stock option activity as of January 2, 2016 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 29, 2012	722,617	$8.07	4.8 years
Granted	195,634	16.53
Exercised	(12,000)	2.67
Forfeited	—	—
Expired	—	—
Options outstanding at December 28, 2013	906,251	9.97	5.0 years
Granted	163,078	19.94
Exercised	(343,550)	6.18
Forfeited	(29,603)	16.89
Expired	—	—
Options outstanding at January 3, 2015	696,176	13.88	6.2 years
Granted	422,386	14.76
Exercised	(131,653)	4.13
Forfeited	(136,177)	16.68
Expired	—	—
Options outstanding at January 2, 2016	850,732	$15.38	7.7 years
Options exercisable at January 2, 2016	485,777	$15.22	6.7 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2015, 2014 and 2013.

Weighted Average	2015	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.82%	1.77%	1.01%
Expected term	5.75 years	5.75 years	5.75 years
Expected volatility	38.0%	43.7%	59.8%
Fair value of options granted	$5.59	$8.93	$9.04

The expected lives for options granted during fiscal 2015, 2014 and 2013 were computed using the simplified method since the current option plans historical exercise data has not provided a reasonable basis for estimating the expected term for the current option grants.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

At January 2, 2016, $12.7 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.7 years.

For the year ended January 2, 2016, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax expense was approximately $(0.4) million. For the year ended January 3, 2015 the amount of cash received from the exercise of options was approximately $0.4 million and the related tax benefits were approximately $2.4 million. For the year ended December 28, 2013, the amount of cash received was insignificant and the related tax benefits were approximately $0.7 million. The total intrinsic value of options exercised for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was approximately $1.4 million, $4.5 million and $0.2 million, respectively.  The fair value of shares vested for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was approximately $7.5 million, $19.6 million and $8.2 million, respectively.  At January 2, 2016, the aggregate intrinsic value of options outstanding was approximately $0.2 million and the aggregate intrinsic value of options exercisable was approximately $0.2 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. The Company grants non-vested stock and restricted stock unit (RSU) awards to certain of the Company's employees as part of the LTIP under the 2012 Omnibus Plan. In addition, the Company grants performance share unit awards, individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. Non-vested stock is generally granted to U.S. based employees, and generally vests 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. RSU are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. Generally, all RSU awards vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. Generally, upon termination of employment (voluntary or with cause), non-vested stock, RSU and performance share awards that have not vested are forfeited. Upon, death, disability or qualifying retirement, a pro-rata portion of the unvested non-vested and RSU awards will vest and be payable.

In connection with the closing of the VION Acquisition, in January 2014, the Company made awards of Performance Share Units (PSUs) and common stock under the Company’s 2012 Omnibus Incentive Plan to certain of the Company’s key employees selected by the Committee. The awards covered an aggregate of 975,000 shares of the Company’s common stock. For North American-based executives, each award was in the form of PSUs for a specified number of shares of common stock of the Company. For European-based executives, each award was in the form of a combination of fully vested shares (representing 25% of the total award given to the European-based executives), and PSUs for a specified number of shares common stock of the Company (representing the other 75% of the award). On January 7, 2014, the Company issued 118,750 fully vested shares that were granted to the European-based executives. Performance Units will vest in three equal installments on the first, second and third anniversaries of the closing of the VION Acquisition based on attainment of specified levels of adjusted EBITDA for the Company and/or Darling Ingredients International for fiscal years 2014, 2015 and 2016, respectively. If the target level of adjusted EBITDA for the fiscal year for both the Company and/or Darling Ingredients International is not achieved (subject to a near miss provision contained in the award agreements that provides for a portion of the shares to be paid out under certain circumstances), the installment for the related vesting date will be forfeited. The performance target was achieved for 2014, and accordingly a total of 252,087 shares were paid out to the participants in March 2015; however, the requisite performance target was not achieved for 2015, so therefore the second one-third of the PSU award was forfeited by each of the participants in the first quarter of fiscal 2016 after it was determined that the performance target for 2015 was not achieved. Generally, an award recipient must remain employed with the Company and its subsidiaries through each vesting date to become vested in the award on that vesting date, subject to the performance requirements described above. If an award recipient terminates employment before a vesting date for any reason other than death or disability, any unvested portion of the award will be forfeited. In case of termination of employment due to death or disability, a prorated portion (based upon the award recipient’s actual period of service prior to the vesting date) of the award will vest on each vesting date based on actual performance results.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of January 2, 2016, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2012	836,024	$12.26
Shares granted	519,575	16.89
Shares vested	(527,725)	12.73
Shares forfeited	(6,667)	7.36
Stock awards outstanding December 28, 2013	821,207	14.93
Shares granted	1,436,658	20.73
Shares vested	(861,772)	16.43
Shares forfeited	(138,920)	19.90
Stock awards outstanding January 3, 2015	1,257,173	19.98
Shares granted	524,225	14.47
Shares vested	(714,626)	17.91
Shares forfeited	(32,581)	19.65
Stock awards outstanding January 2, 2016	1,034,191	$18.63

Nonemployee Director Restricted Stock and Restricted Stock Unit Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the “Director Restricted Stock Plan”) pursuant to and in accordance with the 2004 Omnibus Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock. Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock was awarded to each non-employee director on the fourth business day after the Company released its earnings for its prior completed fiscal year (the “Date of Award”).  The amount of restricted stock to be issued was calculated using the closing price of the Company’s common stock on the third business day after the Company released its earnings.  The restricted stock was subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and was not transferable. These restrictions lapse with respect to 100% of the restricted stock upon the earliest to occur of (i) ten years after the date of award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for “cause” (as defined in the Director Restricted Stock Plan).

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

A summary of the Company’s non-employee director restricted stock awards as of January 2, 2016, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2012	108,458	$9.59
Restricted shares granted	21,780	16.53
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding December 28, 2013	130,238	10.75
Restricted shares granted	25,678	19.67
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding January 3, 2015	155,916	12.22
Restricted shares granted	46,910	13.80
Restricted shares where the restriction lapsed	(50,322)	12.25
Restricted shares forfeited	—	—
Stock awards outstanding January 2, 2016	152,504	$12.69

Fiscal 2015 Long-Term Incentive Opportunity Awards.  The Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP for fiscal 2015 to certain of the Company's key employees, including the Chief Executive Officer, the Chief Operating Officer and certain of its Executive Vice Presidents (the “2015 Restricted Stock and Option Awards”).  The restricted stock and stock options underlying the 2015 Restricted Stock and Option Awards are issued only if a predetermined financial objective is met by the Company.  The Company met the financial objective for fiscal 2015.  Accordingly, in accordance with the terms of the 2015 Restricted Stock and Option Awards, it is anticipated that the earned amount of restricted stock and stock options will be granted and issued to the recipients on the fourth business day after the Company releases its annual financial results for fiscal 2015. The stock options will have an exercise price equal to the fair market value of the Company's common stock on the third business day after the Company releases its annual financial results.

The above 2015 Restricted Stock and Option Awards were deemed equity classified in fiscal 2015 as the shares are known, but have not yet been granted. In addition, a portion of the fiscal 2015 LTIP stock awards are treated as a liability until the grant date when the number of shares to be issued is known, and then it becomes equity classified. At January 2, 2016, the Company recorded a liability of approximately $0.5 million on the balance sheet for the long-term incentive opportunities.

NOTE 14.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments, foreign currency translation adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 28, 2013
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$18,773	$(6,904)	$11,869
Amortization of actuarial loss	5,202	(2,018)	3,184
Amortization of prior service costs	142	(55)	87
Total defined benefit pension plans	24,117	(8,977)	15,140
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(41)	16	(25)
Gain/(loss) recognized in other comprehensive income (loss)	248	(96)	152
Total natural gas derivatives	207	(80)	127
Corn option derivatives
Loss/(gain) reclassified to net income	(5,486)	2,129	(3,357)
Gain/(loss) recognized in other comprehensive income (loss)	7,350	(2,852)	4,498
Total corn options	1,864	(723)	1,141
Foreign currency translation
Other comprehensive income/(loss)	(14,502)	—	(14,502)
Other comprehensive income/(loss)	$11,686	$(9,780)	$1,906
Year Ended January 3, 2015
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(34,547)	$12,001	$(22,546)
Amortization of actuarial loss	2,078	(806)	1,272
Actuarial prior service cost recognized	1,140	(261)	879
Amortization of prior service costs	23	(9)	14
Total defined benefit pension plans	(31,306)	10,925	(20,381)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(196)	76	(120)
Gain/(loss) recognized in other comprehensive income (loss)	11	(4)	7
Total natural gas derivatives	(185)	72	(113)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(Loss) recognized in other comprehensive income	1,812	(704)	1,108
Total corn options	(2,056)	797	(1,259)
Foreign currency translation	(119,684)	—	(119,684)
Other comprehensive income/(loss)	$(153,231)	$11,794	$(141,437)
Year Ended January 2, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(3,822)	$1,499	$(2,323)
Amortization of actuarial loss	5,101	(1,986)	3,115
Amortization of prior service costs	(67)	36	(31)
Amortization of curtailment	(1,181)	328	(853)
Amortization of settlement	5,291	(1,468)	3,823
Other	471	—	471
Total defined benefit pension plans	5,793	(1,591)	4,202
Corn option derivatives
Loss/(gain) reclassified to net income	(1,517)	589	(928)
Gain/(Loss) recognized in other comprehensive income	4,405	(1,710)	2,695
Total corn options	2,888	(1,121)	1,767
Foreign currency translation	(162,436)	—	(162,436)
Other comprehensive income/(loss)	$(153,755)	$(2,712)	$(156,467)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$196	$41	Cost of sales and operating expenses
Corn option derivatives	1,517	3,868	5,486	Cost of sales and operating expenses
Interest rate swap derivatives	—	—	—	Interest expense
	1,517	4,064	5,527	Total before tax
	(589)	(1,577)	(2,145)	Income taxes
	928	2,487	3,382	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$67	$(23)	$(142)	(a)
Amortization of actuarial loss	(5,101)	(2,078)	(5,202)	(a)
Amortization of curtailment	1,181	—	—	(a)
Amortization of settlement	(5,291)	—	—	(a)
	(9,144)	(2,101)	(5,344)	Total before tax
	3,090	815	2,073	Income taxes
	(6,054)	(1,286)	(3,271)	Net of tax
Total reclassifications	$(5,126)	$1,201	$111	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of January 2, 2016 as follows (in thousands):

	Fiscal Year Ended January 2, 2016
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) January 3, 2015, attributable to Darling, net of tax	$(140,386)	$76	$(36,750)	$(177,060)
Other comprehensive gain before reclassifications	(162,436)	2,695	—	(159,741)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(928)	4,202	3,274
Net current-period other comprehensive income	(162,436)	1,767	4,202	(156,467)
Noncontrolling interest	2,391	—	—	2,391
Accumulated Other Comprehensive Income/(loss) January 2, 2016, attributable to Darling, net of tax	$(305,213)	$1,843	$(32,548)	$(335,918)

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Effective on December 31, 2015, the largest foreign defined benefit plan was terminated. As a result of the terminated plan, all future accruals ceased, representing a curtailment of the future accruals. As part of the termination, the Company's subsidiary transferred all past service benefits and all assets in the plan to a third party insurance provider as a settlement of the plan. In place of this defined benefit plan, future benefits are now being provided for through a multiemployer plan that will be accounted for as a defined contribution plan.

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2015, 2014 and 2013 were approximately $9.3 million, $9.2 million and $8.2 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2015, 2014 and 2013 were approximately $3.0 million, $3.5 million and $0.1 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years with early adoption permitted. The Company has elected to early adopt the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 31, 2015 and January 3, 2015) (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2016	January 3, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$395,142	$129,966
Acquisitions	—	199,996
Service cost	6,638	5,208
Interest cost	10,536	13,214
Employee contributions	1,862	1,946
Plan amendments	90	(1,371)
Actuarial loss/(gain)	(24,436)	88,592
Benefits paid	(11,197)	(13,045)
Effect of curtailment	(9,545)	—
Effect of settlement	(162,600)	—
Other	(24,214)	(29,364)
Projected benefit obligation at end of period	182,276	395,142

Change in plan assets:
Fair value of plan assets at beginning of period	328,220	118,898
Acquisitions	—	171,117
Actual return on plan assets	(17,888)	67,090
Employer contributions	9,612	7,061
Employee contributions	1,862	1,946
Benefits paid	(11,197)	(13,045)
Effect of settlement	(162,600)	—
Other	(20,039)	(24,847)
Fair value of plan assets at end of period	127,970	328,220

Funded status	(54,306)	(66,922)
Net amount recognized	$(54,306)	$(66,922)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—
Current liability	(1,086)	(993)
Noncurrent liability	(53,220)	(65,929)
Net amount recognized	$(54,306)	$(66,922)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$51,921	$59,207
Prior service cost/(credit)	359	(1,131)
Net amount recognized (a)	$52,280	$58,076

(a)	Amounts do not include deferred taxes of $19.7 million and $21.3 million at January 2, 2016 and January 3, 2015, respectively.

The amounts included in "Other" in the above table reflect the impact of foreign exchange translation for plans in Argentina, Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 76% and 37% of the projected benefit obligation for fiscal 2015 and fiscal 2014, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2015 and fiscal 2014 of approximately $0.4 million and approximately $0.3 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2015 and fiscal 2014 of approximately $9.2 million and $ 6.8 million, respectively.

	January 2, 2016	January 3, 2015
Projected benefit obligation	$182,276	$395,142
Accumulated benefit obligation	171,530	376,043
Fair value of plan assets	127,970	328,220

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

 Net pension cost includes the following components (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
Service cost	$6,638	$5,208	$507
Interest cost	10,536	13,214	5,307
Expected return on plan assets	(12,229)	(14,439)	(7,277)
Net amortization and deferral	5,034	2,094	5,261
Curtailment	(1,181)	7	83
Settlement	(2,353)	—	—
Net pension cost	$6,445	$6,084	$3,881

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2015	2014
Actuarial (loss)/gain recognized:
Reclassification adjustments	$3,115	$1,272
Actuarial (loss)/gain recognized during the period	(2,323)	(22,546)
Amortization of settlement	3,823	—
Prior service (cost) credit recognized:
Reclassification adjustments	(31)	14
Prior service cost arising during the period	—	879
Amortization of curtailment	(853)	—
Other	471	—
	$4,202	$(20,381)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2016 is as follows (in thousands):

2016
Net actuarial loss	$4,628
Prior service cost	26
$4,654

Weighted average assumptions used to determine benefit obligations were:

	January 2, 2016	January 3, 2015	December 28, 2013

Discount rate	4.13%	2.79%	4.66%
Rate of compensation increase	0.31%	1.82%	3.00%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 2, 2016	January 3, 2015	December 28, 2013
Discount rate	3.47%	4.15%	3.96%
Rate of increase in future compensation levels	0.38%	1.70%	—%
Expected long-term rate of return on assets	6.62%	5.06%	7.35%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for two of the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 7.0% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 3.5%.

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective.  The strategic asset allocation is based on this long-term perspective and the plans' funded status.  However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity.  Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions.  The results of a thorough asset-liability study completed during 2012 established a dynamic asset allocation glide path (the “Glide Path”) by which the U.S. plans' asset allocations are determined. The Glide Path designates intervals based on funded status which contain a corresponding allocation to equities/real assets and fixed income. As the U.S. plans' funded status improves, the allocations become more conservative, and the opposite is true when the funded status declines.

Fixed Income	35% - 80%
Equities	20% - 65%

The equity allocation is invested in stocks traded on one of the U.S. stock exchanges or in foreign companies whose stock is traded outside the U.S. and/or companies that conduct the major portion of their business outside the U.S. Securities convertible into such stocks, convertible bonds and preferred stock, may also be purchased.  The portfolio may invest in American Depository Receipts (“ADR”). The majority of the equities are invested in mutual funds that are well-diversified among growth and value stocks, as well as large, mid, and small cap assets. This mix is balanced based on the understanding that large cap stocks are historically less volatile than small cap stocks: however, smaller cap stocks have historically outperformed larger cap stocks. The emerging markets portion of the equity allocation is held below 10% due to greater volatility in the asset class. Risk adjusted returns are the primary driver of allocation choices within these asset classes. The portfolio is well-diversified in terms of companies, industries and countries.

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as January 3, 2015
Fixed Income:
Long Term	$71,820	$23,619	$48,201	$—
Short Term	1,419	—	1,419	—
Equity Securities:
Domestic equities	41,813	35,946	5,867	—
International equities	18,259	16,953	1,306	—
Insurance contracts	194,909	—	—	194,909
Totals	$328,220	$76,518	$56,793	$194,909

Balances as January 2, 2016
Fixed Income:
Long Term	$51,145	$21,079	$30,066	$—
Short Term	2,647	1,341	1,306	—
Equity Securities:
Domestic equities	43,757	34,864	8,893	—
International equities	22,300	21,190	1,110	—
Insurance contracts	8,121	—	5,801	2,320
Totals	$127,970	$78,474	$47,176	$2,320

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of January 3, 2015	$194,909
Unrealized gains/(losses) relating to instruments still held in the reporting period.	(12,601)
Purchases, sales, and settlements	(161,402)
Exchange rate changes	(18,586)
Balance as of January 2, 2016	$2,320

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $3.6 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2016.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2016	$9,434
2017	8,381
2018	8,493
2019	9,394
2020	9,737
Years 2021 – 2025	53,893

Multiemployer Pension Plans

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts in the United States.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The FASB issued guidance requiring companies to provide additional disclosures related to individually significant multiemployer pension plans. The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. The following table provides more detail on these significant multiemployer plans (contributions in thousands):

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2015	2014	Implemented	2015	2014	2013	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,387	$1,384	$1,254	April 2020 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	858	876	782	August 2018 (c)
All other multiemployer plans					986	1,042	1,113
		Total Company Contributions			$3,231	$3,302	$3,149

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through April 1, 2020.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through August 6, 2018.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.2 million, $3.3 million and $3.1 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

In June 2009, the Company received a notice of a mass withdrawal termination and a notice of initial withdrawal liability from a multiemployer plan in which it participated.  The Company had anticipated this event and as a result had accrued approximately $3.2 million as of January 3, 2009 based on the most recent information that was probable and estimable for this plan.  The plan had given a notice of redetermination liability in December 2009.  In fiscal 2010, the Company received further third party information confirming the future payout related to this multiemployer plan.  As a result, the Company reduced its liability to approximately $1.2 million.  In fiscal 2010, another underfunded

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

multiemployer plan in which the Company participates gave notification of partial withdrawal liability.  As of January 2, 2016, the Company has an accrued liability of approximately $0.7 million representing the present value of scheduled withdrawal liability payments under this multiemployer plan.  While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At January 2, 2016, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2014 and fiscal 2015, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the second quarter of fiscal 2016. As of January 2, 2016, all fiscal 2014 contracts and some of the fiscal 2015 contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of January 2, 2016, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	35,305	Euro	8,400
Brazilian real	67,670	U.S. Dollar	17,250
Euro	251,908	U.S. Dollar	271,964
Euro	8,834	Polish zloty	38,000
Euro	5,356	Japanese yen	709,859
Euro	34,707	Chinese renminbi	247,938
Euro	9,616	Australian dollar	13,950
Polish zloty	16,380	Euro	3,820
British pound	72	Euro	100
Japanese yen	53,039	U.S. dollar	438

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at January 2, 2016 into earnings over the next 12 months will be approximately $3.0 million.  As of January 2, 2016, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of January 2, 2016 and January 3, 2015 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	January 2, 2016	January 3, 2015
Corn options	Other current assets	$3,215	$247

Total derivatives designated as hedges		$3,215	$247

Derivatives not Designated as Hedges
Foreign currency contracts	Other current assets	$644	$11,559
Corn options and futures	Other current assets	599	69
Heating oil swaps	Other current assets	—	353

Total derivatives not designated as hedges		$1,243	$11,981

Total asset derivatives		$4,458	$12,228

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	January 2, 2016	January 3, 2015

Derivatives not Designated as Hedges
Foreign currency contracts	Accrued Expenses	$4,435	$2,019
Corn options and futures	Accrued Expenses	2	3
Heating oil swaps	Accrued Expenses	—	993

Total derivatives not designated as hedges		$4,437	$3,015

Total liability derivatives		$4,437	$3,015

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended January 2, 2016 and January 3, 2015 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2015	2014	2015	2014	2015	2014

Corn options	$4,405	$1,812	$1,517	$3,868	$68	$92
Natural gas swaps	—	11	—	196	—	(1)

Total	$4,405	$1,823	$1,517	$4,064	$68	$91

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain of approximately $4.4 million and approximately $1.8 million recorded net of taxes of approximately $1.7 million and approximately $0.7 million for the year ended January 2, 2016 and January 3, 2015, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended January 2, 2016, January 3, 2015 and December 28, 2013 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	January 2, 2016	January 3, 2015	December 28, 2013
Foreign Exchange	Foreign currency loss/(gain)	$(27,321)	$(21,162)	$(27,517)
Foreign Exchange	Selling, general and administrative expense	7,508	4,652	—
Corn options and futures	Net sales	(2)	—	—
Corn options and futures	Cost of sales and operating expenses	(2,067)	(71)	(678)
Natural gas swaps and options	Cost of sales and operating expenses	—	—	41
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	132	982	(63)
Total		$(21,750)	$(15,599)	$(28,217)

At January 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $15.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of January 2, 2016 and January 3, 2015 and are categorized using the fair value hierarchy under

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at January 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,458	$—	$4,458	$—
Total Assets	4,458	—	4,458	—

Liabilities
Derivative liabilities	4,437	—	4,437	—
5.375% Senior Notes	495,000	—	495,000	—
4.75% Senior Notes	541,280	—	541,280	—
Term Loan A	277,874	—	277,874	—
Term Loan B	577,710	—	577,710	—
Revolver	9,218	—	9,218	—
Total Liabilities	$1,905,519	$—	$1,905,519	$—

		Fair Value Measurements at January 3, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$12,228	$—	$12,228	$—
Total Assets	12,228	—	12,228	—

Liabilities
Derivative liabilities	3,015	—	3,015	—
5.375% Senior Notes	493,750	—	493,750	—
Term Loan A	310,600	—	310,600	—
Term Loan B	1,198,546	—	1,198,546	—
Revolver	100,335	—	100,335	—
Total Liabilities	$2,106,246	$—	$2,106,246	$—

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2015, 2014 and 2013.

NOTE 19.    CONTINGENCIES

The Company is a party to several lawsuits, claims and loss contingencies arising in the ordinary course of its business, including employment, commercial and contract related matters and assertions by certain regulatory and governmental agencies related to permitting requirements and air, wastewater and storm water discharges from the Company's processing facilities.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters.  At January 2, 2016 and January 3, 2015, the reserves for insurance, environmental and litigation contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.6 million and $56.8 million, respectively.  The Company has insurance recovery receivables of approximately $12.2 million and $11.4 million, as of January 2, 2016 and January 3, 2015, respectively, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a potentially responsible party is based upon the operation of a former plant site located in Newark, New Jersey by Standard Tallow Company, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. The Company's ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,094,918	$228,195	$—	$3,397,446
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	231,356	51,134	—	743,421

Selling, general and administrative expense	178,624	103,301	7,264	33,385	322,574
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/(loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Total other expense					(117,280)
Income before income taxes					$98,780

Segment assets at January 2, 2016	$2,439,444	$1,448,014	$631,968	$270,176	$4,789,602

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/(loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income before income taxes					$81,452

Segment assets at January 3, 2015	$2,667,601	$1,730,794	$693,921	$34,231	$5,126,547

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2013
Net Sales	$1,788,563	$—	$13,705	$—	$1,802,268
Cost of sales and operating expenses	1,329,057	—	10,762	—	1,339,819
Gross Margin	459,506	—	2,943	—	462,449

Selling, general and administrative expense	149,160	—	928	20,737	170,825
Acquisition costs	—	—	—	23,271	23,271
Depreciation and amortization	93,120	—	368	5,299	98,787
Segment operating income/(loss)	217,226	—	1,647	(49,307)	169,566

Equity in net income of unconsolidated subsidiaries	—	—	7,660	—	7,660
Segment income	217,226	—	9,307	(49,307)	177,226

Total other expense					(13,548)
Income before income taxes					$163,678

 Business Segment Property, Plant and Equipment (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
Depreciation and amortization:
Feed Ingredients	$165,854	$158,871	$93,120
Food Ingredients	66,817	73,274	—
Fuel Ingredients	26,711	27,898	368
Corporate Activities	10,522	9,474	5,299
Total	$269,904	$269,517	$98,787
Capital expenditures:
Feed Ingredients	$153,894	$135,923	$84,616
Food Ingredients	49,066	61,657	—
Fuel Ingredients	19,478	21,392	162
Corporate Activities	7,410	9,946	33,529
Total (a)	$229,848	$228,918	$118,307

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(a)
Excludes the capital assets acquired in an immaterial acquisition in fiscal 2015, the VION Acquisition and Custom Blenders acquisition in fiscal 2014 of approximately $984.2 million, the Terra Transaction and the Rothsay Acquisition in fiscal 2013 of approximately $167.0 million.

Geographic Area Net Trade Revenues (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
North America	$1,951,421	$2,131,978	$1,802,268
Europe	1,066,779	1,438,320	—
China	234,978	229,876	—
South America	68,226	73,241	—
Other	76,042	83,028	—
Total	$3,397,446	$3,956,443	$1,802,268

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

Prior to fiscal 2014, the Company did not have operations outside of North America. During fiscal 2014, the Company acquired operations in Europe, China, South America and other countries of the world. Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2015	FY 2014
	Long-Lived Assets	Long-Lived Assets
North America	$2,394,197	$2,422,050
Europe	1,226,046	1,408,237
China	169,832	186,994
South America	60,396	93,264
Other	7,343	7,390
Total	$3,857,814	$4,117,935

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended January 2, 2016
	First Quarter (a)	Second Quarter (a), (b)	Third Quarter (a)	Fourth Quarter (a), (b)
Net sales	$874,694	$859,315	$853,762	$809,675
Operating income	31,825	39,292	38,808	32,719
Income from operations before income taxes	3,939	9,602	502	84,737
Net income	1,824	4,937	(7,357)	85,875
Net (income)/loss attributable to minority interests	(1,715)	(1,857)	(1,730)	(1,446)
Net income/(loss) attributable to Darling	109	3,080	(9,087)	84,429
Basic earnings per share	—	0.02	(0.06)	0.51
Diluted earnings per share	—	0.02	(0.06)	0.51

(a)
Included in net income are $5.3 million in integration costs in the first quarter of fiscal 2015, $1.2 million in integration costs in the second quarter of fiscal 2015, $1.3 million in integration costs in the third quarter of

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

fiscal 2015 and $0.5 million in the fourth quarter of fiscal 2015 primarily relating to the integration of Darling Ingredients International and Rothsay.

(b)
Included in net income in the second quarter of fiscal 2015 is approximately $10.6 million for the write-off of deferred loan costs resulting from the payoff of the Euro Term Loan B. Additionally, included in net income for the fourth quarter of fiscal 2015 were the Company's portion of all blenders tax credit recorded by the DGD Joint Venture and the Company's other processing facilities, which amounted to approximately$85.4 million.

	Year Ended January 3, 2015
	First Quarter (c), (d)	Second Quarter (c), (d)	Third Quarter (c), (d)	Fourth Quarter (d)
Net sales	$946,292	$1,031,283	$978,665	$1,000,203
Operating income	(564)	75,485	49,925	39,662
Income from operations before income taxes	(69,296)	50,078	27,090	73,580
Net income	(51,006)	34,575	15,954	68,788
Net (income)/loss attributable to minority interests	(1,797)	(1,818)	(1,636)	1,155
Net income/(loss) attributable to Darling	(52,803)	32,757	14,318	69,943
Basic earnings per share	(0.32)	0.20	0.09	0.42
Diluted earnings per share	(0.32)	0.20	0.09	0.42

(c)
Includes sales deductions reclassified from net sales to cost of sales in the amount of approximately $14.9 million in the first quarter of fiscal 2014, approximately $24.3 million in the second quarter of fiscal 2014 and approximately $22.9 million in the third quarter of fiscal 2014 to conform to the fiscal year ended January 3, 2015 presentation.

(d)
Included in net income are $15.9 million in acquisition and integration costs in the first quarter of fiscal 2014, $4.2 million in acquisition and integration costs in the second quarter of fiscal 2014, $2.2 million in acquisition and integration costs in the third quarter of fiscal 2014 and $2.4 million in the fourth quarter of fiscal 2014 primarily relating to the VION Acquisition and Rothsay Acquisition. Included in net income in the first quarter of fiscal 2014 is approximately $12.6 million of loss on a foreign currency forward contract, approximately $27.3 million redemption premium to payoff the 8.5% Senior Notes due 2018 early and approximately $44.8 million of costs related to the VION Acquisition inventory step-up in value. In addition, included in net income are approximately $5.0 million in the second quarter of fiscal 2014 related to the VION Acquisition inventory step-up in value. Additionally, included in the net income for the fourth quarter of fiscal 2014 were the Company's portion of all blenders tax credit recorded by the DGD Joint Venture and the Company's other processing facilities, which amounted to approximately$67.4 million.

NOTE 22.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, the Company has recorded sales to the DGD Joint Venture of approximately $158.7 million, $159.8 million and $83.8 million, respectively. At January 2, 2016 and January 3, 2015, the Company has approximately $5.1 million and $6.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $5.0 million, $5.1 million and $3.7 million for the year ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at January 2, 2016, January 3, 2015 and December 28, 2013 of approximately $0.8 million, $1.3 million and $0.6 million, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. During fiscal 2015, Opco borrowed and repaid $3.5 million plus an insignificant amount of interest to Darling Green. As of January 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement.

NOTE 23.    NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes, requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The Company has early adopted ASU No. 2015-17 effective January 2, 2016 on a retrospective basis. As required by ASU No. 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's consolidated balance sheets, which is a change from the Company's historical presentation whereby certain of the Company's deferred tax assets and liabilities were classified as current and the remaining amount was classified as non-current. See Note 12 Income Taxes for impact of adopting this standard. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU amends Topic 805, Business Combinations. This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. This ASU requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company has elected to early adopt the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. See Note 15 Employee Benefit Plans for impact of adopting this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard and the transition plan the Company will adopt in 2016.

NOTE 24.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.375% Notes and 4.75% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of January 2, 2016 and January 3, 2015, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,443	$3,993	$149,448	$—	$156,884
Restricted cash	102	—	229	—	331
Accounts receivable	184,472	81,644	310,932	(205,656)	371,392
Inventories	13,564	89,078	241,941	—	344,583
Income taxes refundable	7,695	—	4,268	—	11,963
Prepaid expenses	13,322	2,262	20,591	—	36,175
Other current assets	5,273	24	22,852	(17,689)	10,460
Total current assets	227,871	177,001	750,261	(223,345)	931,788
Investment in subsidiaries	4,072,855	1,141,644	837,604	(6,052,103)	—
Property, plant and equipment, net	224,208	477,446	806,513	—	1,508,167
Intangible assets, net	17,794	326,231	438,324	—	782,349
Goodwill	21,860	549,690	661,552	—	1,233,102
Investment in unconsolidated subsidiaries	—	—	247,238	—	247,238
Other assets	54,191	499,764	326,173	(809,522)	70,606
Deferred income taxes	—	—	16,352	—	16,352
	$4,618,779	$3,171,776	$4,084,017	$(7,084,970)	$4,789,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$22,184	$—	$42,749	$(17,689)	$47,244
Accounts payable	6,981	210,926	122,136	(190,045)	149,998
Income taxes payable	(383)	373	6,689	—	6,679
Accrued expenses	82,854	29,037	143,547	(15,613)	239,825
Total current liabilities	111,636	240,336	315,121	(223,347)	443,746
Long-term debt, net of current portion	1,249,849	—	1,472,429	(809,522)	1,912,756
Other noncurrent liabilities	57,578	1,999	38,232	—	97,809
Deferred income taxes	147,416	—	213,265	—	360,681
Total liabilities	1,566,479	242,335	2,039,047	(1,032,869)	2,814,992
Total stockholders' equity	3,052,300	2,929,441	2,044,970	(6,052,101)	1,974,610
	$4,618,779	$3,171,776	$4,084,017	$(7,084,970)	$4,789,602

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,447	$14,460	$83,877	$—	$108,784
Restricted cash	103	—	240	—	343
Accounts receivable	30,237	604,486	320,040	(544,984)	409,779
Inventories	19,762	93,253	288,598	—	401,613
Income taxes refundable	18,647	—	3,493	—	22,140
Prepaid expenses	11,513	1,792	31,324	—	44,629
Other current assets	1,894	14	206,338	(186,922)	21,324
Total current assets	92,603	714,005	933,910	(731,906)	1,008,612
Investment in subsidiaries	3,874,466	1,096,541	837,605	(5,808,612)	—
Property, plant and equipment, net	205,895	445,301	922,920	—	1,574,116
Intangible assets, net	21,903	366,315	544,195	—	932,413
Goodwill	21,860	549,950	748,609	—	1,320,419
Investment in unconsolidated subsidiary	—	—	202,712	—	202,712
Other assets	56,404	575,656	538,460	(1,099,511)	71,009
Deferred income taxes	—	—	17,266	—	17,266
	$4,273,131	$3,747,768	$4,745,677	$(7,640,029)	$5,126,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,017	$55	$225,252	$(186,923)	$54,401
Accounts payable	540,784	11,349	127,994	(511,609)	168,518
Income tax payable	—	—	4,363	—	4,363
Accrued expenses	88,840	34,842	165,812	(33,375)	256,119
Total current liabilities	645,641	46,246	523,421	(731,907)	483,401
Long-term debt, net of current portion	1,334,556	—	1,862,994	(1,099,511)	2,098,039
Other noncurrent liabilities	56,849	1,979	55,872	—	114,700
Deferred income taxes	134,248	—	245,025	—	379,273
Total liabilities	2,171,294	48,225	2,687,312	(1,831,418)	3,075,413
Total stockholders' equity	2,101,837	3,699,543	2,058,365	(5,808,611)	2,051,134
	$4,273,131	$3,747,768	$4,745,677	$(7,640,029)	$5,126,547

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$475,213	$1,363,279	$1,759,800	$(200,846)	$3,397,446
Cost and expenses:
Cost of sales and operating expenses	369,928	1,108,864	1,376,079	(200,846)	2,654,025
Selling, general and administrative expenses	122,509	55,691	144,374	—	322,574
Depreciation and amortization	34,889	98,400	136,615	—	269,904
Acquisition and integration costs	3,177	—	5,122	—	8,299
Total costs and expenses	530,503	1,262,955	1,662,190	(200,846)	3,254,802
Operating income	(55,290)	100,324	97,610	—	142,644

Interest expense	(60,945)	18,839	(63,424)	—	(105,530)
Foreign currency gains/(losses)	(123)	(1,649)	(3,139)	—	(4,911)
Other income/(expense), net	(22,455)	435	15,181	—	(6,839)
Equity in net income of unconsolidated subsidiaries	—	—	73,416	—	73,416
Earnings in investments in subsidiaries	198,371	—	—	(198,371)	—
Income/(loss) from operations before taxes	59,558	117,949	119,644	(198,371)	98,780
Income taxes (benefit)	(18,973)	16,121	16,353	—	13,501
Net (income)/loss attributable to noncontrolling interests	—	—	(6,748)	—	(6,748)
Net income/(loss) attributable to Darling	$78,531	$101,828	$96,543	$(198,371)	$78,531

Condensed Consolidating Statements of Operations
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$557,316	$1,620,054	$2,063,310	$(284,237)	$3,956,443
Cost and expenses:
Cost of sales and operating expenses	421,883	1,330,038	1,655,487	(284,237)	3,123,171
Selling, general and administrative expenses	145,258	54,070	175,252	—	374,580
Depreciation and amortization	31,183	83,957	154,377	—	269,517
Acquisition and integration costs	20,410	—	4,257	—	24,667
Total costs and expenses	618,734	1,468,065	1,989,373	(284,237)	3,791,935
Operating income	(61,418)	151,989	73,937	—	164,508

Interest expense	(97,912)	21,231	(58,554)	(181)	(135,416)
Foreign currency gains/(losses)	(12,244)	(417)	(887)	—	(13,548)
Other income/(expense), net	(3,717)	(19)	3,854	181	299
Equity in net income of unconsolidated subsidiaries	—	—	65,609	—	65,609
Earnings in investments in subsidiaries	223,790	—	—	(223,790)	—
Income/(loss) from operations before taxes	48,499	172,784	83,959	(223,790)	81,452
Income taxes (benefit)	(15,716)	17,534	11,323	—	13,141
Net (income)/loss attributable to noncontrolling interests	—	—	(4,096)	—	(4,096)
Net income/(loss) attributable to Darling	$64,215	$155,250	$68,540	$(223,790)	$64,215

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 28, 2013
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$708,166	$1,288,824	$41,196	$(235,918)	$1,802,268
Cost and expenses:
Cost of sales and operating expenses	559,117	988,295	28,325	(235,918)	1,339,819
Selling, general and administrative expenses	91,723	76,016	3,086	—	170,825
Depreciation and amortization	24,794	68,139	5,854	—	98,787
Acquisition costs	14,074	—	9,197	—	23,271
Total costs and expenses	689,708	1,132,450	46,462	(235,918)	1,632,702
Operating income	18,458	156,374	(5,266)	—	169,566

Interest expense	(36,964)	3,281	(4,425)	—	(38,108)
Foreign currency gains/(losses)	27,516	(42)	633	—	28,107
Other income/(expense), net	(3,373)	55	(229)	—	(3,547)
Equity in net income of unconsolidated subsidiary	—	—	7,660	—	7,660
Earnings in investments in subsidiaries	105,178	—	—	(105,178)	—
Income/(loss) from operations before taxes	110,815	159,668	(1,627)	(105,178)	163,678
Income taxes (benefit)	1,848	52,351	512	—	54,711
Net income/(loss)	$108,967	$107,317	$(2,139)	$(105,178)	$108,967

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$85,279	$101,828	$96,543	$(198,371)	$85,279
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(162,436)	—	(162,436)
Pension adjustments	83	109	4,010	—	4,202
Corn option derivative adjustments	1,767	—	—	—	1,767
Total other comprehensive income, net of tax	1,850	109	(158,426)	—	(156,467)
Total comprehensive income/(loss)	87,129	101,937	(61,883)	(198,371)	(71,188)
Comprehensive income attributable to noncontrolling interests	—	—	9,139	—	$9,139
Comprehensive income/(loss) attributable to Darling	$87,129	$101,937	$(71,022)	$(198,371)	$(80,327)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$68,311	$155,250	$68,540	$(223,790)	$68,311
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(119,684)	—	(119,684)
Pension adjustments	(11,844)	(34)	(8,503)	—	(20,381)
Natural gas swap derivative adjustments	(113)	—	—	—	(113)
Corn option derivative adjustments	(1,259)	—	—	—	(1,259)
Total other comprehensive income, net of tax	(13,216)	(34)	(128,187)	—	(141,437)
Total comprehensive income (loss)	$55,095	$155,216	$(59,647)	$(223,790)	$(73,126)
Comprehensive income attributable to noncontrolling interests	—	—	10,296	—	10,296
Comprehensive income/(loss) attributable to Darling	$55,095	$155,216	$(69,943)	$(223,790)	$(83,422)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 28, 2013
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$108,967	$107,317	$(2,139)	$(105,178)	$108,967
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(14,502)	—	(14,502)
Pension adjustments	15,060	—	80	—	15,140
Natural gas swap derivative adjustments	127	—	—	—	127
Corn option derivative adjustments	1,141	—	—	—	1,141
Total other comprehensive income, net of tax	16,328	—	(14,422)	—	1,906
Total comprehensive income (loss)	$125,295	$107,317	$(16,561)	$(105,178)	$110,873

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$85,279	$101,828	$96,543	$(198,371)	$85,279
Earnings in investments in subsidiaries	(198,371)	—	—	198,371	—
Other operating cash flows	250,986	(53,098)	138,181	—	336,069
Net cash provided/(used) by operating activities	137,894	48,730	234,724	—	421,348

Cash flows from investing activities:
Capital expenditures	(46,574)	(91,702)	(91,572)	—	(229,848)
Acquisitions, net of cash acquired	—	—	(377)	—	(377)
Investment in subsidiaries and affiliates	(20)	(45,103)	29,541	15,582	—
Note receivable from affiliates	—	76,019	(76,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,035	1,154	1,651	—	3,840
Proceeds from insurance settlements	71	490	—	—	561
Payments related to routes and other intangibles	—	—	(3,845)	—	(3,845)
Net cash provide/(used) in investing activities	(45,488)	(59,142)	(140,621)	15,582	(229,669)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	590,745	—	590,745
Payments on long-term debt	(16,111)	(55)	(593,089)	—	(609,255)
Borrowings from revolving credit facility	25,000	—	53,244	—	78,244
Payments on revolving credit facility	(90,000)	—	(76,755)	—	(166,755)
Net overdraft financing	—	—	(1,261)	—	(1,261)
Deferred loan costs	(7,295)	—	(10,015)	—	(17,310)
Issuance of common stock	171	—	—	—	171
Repurchase of treasury stock	(5,912)	—	—	—	(5,912)
Contributions from parent	—	—	15,582	(15,582)	—
Minimum withholding taxes paid on stock awards	(4,874)	—	—	—	(4,874)
Excess tax benefits from stock-based compensation	(389)	—	—	—	(389)
Deduction of noncontrolling interest	—	—	(87)	—	(87)
Distributions to noncontrolling interests	—	—	(3,295)	—	(3,295)
Net cash provided/(used) in financing activities	(99,410)	(55)	(24,931)	(15,582)	(139,978)

Effect of exchange rate changes on cash and cash equivalent	—	—	(3,601)	—	(3,601)
Net increase/(decrease) in cash and cash equivalents	(7,004)	(10,467)	65,571	—	48,100
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$3,443	$3,993	$149,448	$—	$156,884

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$68,311	$155,250	$68,540	$(223,790)	$68,311
Earnings in investments in subsidiaries	(223,790)	—	—	223,790	—
Other operating cash flows	226,120	(34,238)	14,979	—	206,861
Net cash provided by operating activities	70,641	121,012	83,519	—	275,172

Cash flows from investing activities:
Capital expenditures	(39,248)	(84,299)	(105,371)	—	(228,918)
Acquisitions, net of cash acquired	—	(19,394)	(2,075,006)	—	(2,094,400)
Investment in subsidiaries and affiliates	(1,483,007)	(1,442,788)	(440,619)	3,366,414	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,522	5,155	2,585	—	9,262
Proceeds from insurance settlements	1,350	200	—	—	1,550
Payments related to routes and other intangibles	(9,640)	—	(1,648)	—	(11,288)
Net cash provided/(used) in investing activities	(1,529,023)	(1,745,200)	(2,415,985)	3,366,414	(2,323,794)

Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—	742,184	—	1,842,184
Payments on long-term debt	(264,500)	(87)	(69,175)	—	(333,762)
Borrowings from revolving credit facility	122,445	—	47,698	—	170,143
Payments on revolving credit facility	(297,445)	—	(54,144)	—	(351,589)
Net overdraft financing	—	—	4,077	—	4,077
Deferred loan costs	(41,748)	—	(3,475)	—	(45,223)
Issuances of common stock	416	—	—	—	416
Contributions from parent	—	1,632,618	1,733,796	(3,366,414)	—
Minimum withholding taxes paid on stock awards	(10,026)	—	—	—	(10,026)
Excess tax benefits from stock-based compensation	2,420	—	—	—	2,420
Addition of noncontrolling interest	—	—	1,201	—	1,201
Distributions to noncontrolling interests	—	—	(4,272)	—	(4,272)
Net cash provided/(used) in financing activities	611,562	1,632,531	2,397,890	(3,366,414)	1,275,569

Effect of exchange rate changes on cash and cash equivalents	—	—	10,980	—	10,980
Net increase/(decrease) in cash and cash equivalents	(846,820)	8,343	76,404	—	(762,073)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$10,447	$14,460	$83,877	$—	$108,784

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 28, 2013
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$108,967	$107,317	$(2,139)	$(105,178)	$108,967
Earnings in investments in subsidiaries	(105,178)	—	—	105,178	—
Other operating cash flows	135,315	(39,459)	5,898	—	101,754
Net cash provided/(used) by operating activities	139,104	67,858	3,759	—	210,721

Cash flows from investing activities:
Capital expenditures	(45,173)	(68,716)	(4,418)	—	(118,307)
Acquisitions, net of cash acquired	—	(121,440)	(612,635)	—	(734,075)
Investment in subsidiaries and affiliates	(600,537)	(63,115)	(44,959)	663,652	(44,959)
Note receivable from affiliates	—	(370,996)	—	370,996	—
Gross proceeds from sale of property, plant and equipment and other assets	1,329	1,029	—	—	2,358
Proceeds from insurance settlements	1,531	450	—	—	1,981
Payments related to routes and other intangibles	(2,423)	—	—	—	(2,423)
Net cash provided/(used) in investing activities	(645,273)	(622,788)	(662,012)	1,034,648	(895,425)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	144,704	—	344,704
Payments on long-term debt	—	(82)	(498)	—	(580)
Borrowing from revolving credit facility	245,000	—	48,235	—	293,235
Payments on revolving credit facility	(5,000)	—	—	—	(5,000)
Borrowings from affiliates	—	—	370,996	(370,996)	—
Deferred loan costs	(11,916)	—	(1,404)	—	(13,320)
Issuances of common stock	840,558	—	—	—	840,558
Contributions from parent	—	555,552	108,100	(663,652)	—
Minimum withholding taxes paid on stock awards	(3,289)	—	—	—	(3,289)
Excess tax benefits from stock-based compensation	1,138	—	—	—	1,138
Net cash provided/(used) in financing activities	1,266,491	555,470	670,133	(1,034,648)	1,457,446

Effect of exchange rate changes on cash and cash equivalents	—	—	(5,134)	—	(5,134)
Net increase/(decrease) in cash and cash equivalents	760,322	540	6,746	—	767,608
Cash and cash equivalents at beginning of year	96,945	5,577	727	—	103,249
Cash and cash equivalents at end of year	$857,267	$6,117	$7,473	$—	$870,857

PART II

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2016. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 2, 2016.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report. During fiscal 2015, the Company has implemented internal controls for financial reporting on the entities acquired in the VION Acquisition that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

The Company has adopted the Darling International Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel.  A copy of the Company’s Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com.  We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Conduct by posting such information on the same web site.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 5 of this report.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.

2.1
Agreement and Plan of Merger, dated as of November 9, 2010, by and among Darling International Inc., DG Acquisition Corp., Griffin Industries, Inc. and Robert A. Griffin, in his capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

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

4.6
Senior Notes Indenture, dated as of June 3, 2015, by and among Darling Global Finance B.V., Darling Ingredients Inc., the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2015 and incorporated herein by reference).

10.1
Rollover Agreement, dated as of November 9, 2010, by and among Darling International Inc., certain investors named therein and Robert A. Griffin, in his capacity as the Investors’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.2
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

10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 13, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015 and incorporated herein by reference).

10.4
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of September 23, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2015 and incorporated herein by reference).

10.5
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of October 14, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015 and incorporated herein by reference).

10.6
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

10.10
Raw Material Supply Agreement, dated as of May 31, 2011, by and between Diamond Green Diesel LLC and Darling International Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 11, 2011 and incorporated herein by reference).

10.11
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.12
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.13 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14 *
Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.15 *
Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.18 *
Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.19 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.04 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.20 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.21 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.22 *
Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.23 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.24 *
Amendment No. 1, dated as of March 23, 2015, to Amended and Restated Employment Agreement between Darling Ingredients Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference).

10.25 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.26 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.27 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.28 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.29 *
Separation Agreement and Release of Claims dated February 23, 2015 between Colin Stevenson and Darling Ingredients Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 and incorporated herein by reference).

10.30 *
Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2015, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.31 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2015 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015; (ii) Consolidated Statements of Operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (v) Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 1, 2016
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President –	March 1, 2016
John O. Muse	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ D. Eugene Ewing	Director	March 1, 2016
D. Eugene Ewing

/s/ Dirk Kloosterboer	Director	March 1, 2016
Dirk Kloosterboer

/s/ Mary R. Korby	Director	March 1, 2016
Mary R. Korby

/s/ Charles Macaluso	Director	March 1, 2016
Charles Macaluso

/s/ John D. March	Director	March 1, 2016
John D. March

/s/ Justinus J.G.M. Sanders	Director	March 1, 2016
Justinus J.G.M. Sanders

/s/ Michael Urbut	Director	March 1, 2016
Michael Urbut

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated as of November 9, 2010, by and among Darling International Inc., DG Acquisition Corp., Griffin Industries, Inc. and Robert A. Griffin, in his capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

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

4.6
Senior Notes Indenture, dated as of June 3, 2015, by and among Darling Global Finance B.V., Darling Ingredients Inc., the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2015 and incorporated herein by reference).

10.1
Rollover Agreement, dated as of November 9, 2010, by and among Darling International Inc., certain investors named therein and Robert A. Griffin, in his capacity as the Investors’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.2
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

10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 13, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015 and incorporated herein by reference).

10.4
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of September 23, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2015 and incorporated herein by reference).

10.5
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of October 14, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015 and incorporated herein by reference).

10.6
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

10.10
Raw Material Supply Agreement, dated as of May 31, 2011, by and between Diamond Green Diesel LLC and Darling International Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 11, 2011 and incorporated herein by reference).

10.11
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Butler, Kentucky) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.12
Ground Lease, dated as of December 17, 2010, by and between Martom Properties, LLC and Griffin Industries, Inc. (Henderson, Kentucky) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.13 *	Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 5, 2002, and incorporated herein by reference).

10.14 *
Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2005 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.15 *
Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.18 *
Non-Employee Director Restricted Stock Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2006 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.19 *
Amendment No. 1 to Non-Employee Director Restricted Stock Award Plan, effective as of January 15, 2009 (filed as Exhibit 10.04 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.20 *
Amended and Restated Non-Employee Director Restricted Stock Award Plan, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference).

10.21 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.22 *
Notice of Amendment to Grants and Awards, dated as of October 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.23 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.24 *
Amendment No. 1, dated as of March 23, 2015, to Amended and Restated Employment Agreement between Darling Ingredients Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference).

10.25 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.26 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.27 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.28 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.29 *
Separation Agreement and Release of Claims dated February 23, 2015 between Colin Stevenson and Darling Ingredients Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015 and incorporated herein by reference).

10.30 *
Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2015, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.31 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2015 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015; (ii) Consolidated Statements of Operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (v) Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.